Form 10-Q
period 1996-03-31
MAF BANCORP INC
filed 1996-05-15
CIK 854662

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)


   [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MARCH 31, 1996


                                        or


   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from    to

                         COMMISSION FILE NUMBER 0-18121

                                MAF BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                          ----------------------------

                DELAWARE                                 36-3664868
        (State of Incorporation)                      (I.R.S. Employer
                                                    Identification No.)


      55TH STREET & HOLMES AVENUE                          60514
       CLARENDON HILLS, ILLINOIS                         (Zip Code)
(Address of Principal executive Offices)

                Registrant's telephone number: (708) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 5,244,463 at May 9, 1996.


================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      Index
                                      -----


PART I.   FINANCIAL INFORMATION                                           PAGE

Item 1    Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 1996 (unaudited) and June 30, 1995.................3

          Consolidated Statements of Income for the Three and Nine
          Months Ended March 31, 1996 and 1995 (unaudited)...................4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Nine Months Ended March 31, 1996
          and 1995 (unaudited)...............................................5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 1996 and 1995 (unaudited)..............6

          Notes to Unaudited Consolidated Financial Statements...............8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................11

PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders...............33

Item 5    Other Information.................................................33

Item 6    Exhibits and Reports on Form 8-K..................................33

          Signature Page....................................................34




                                     MAF BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (Dollars in thousands)

                                                                              MARCH 31,        JUNE 30,
                                                                                1996             1995
                                                                             -----------     -----------
                                                                             (Unaudited)

ASSETS
- - ------
Cash and due from banks                                                    $    44,097         39,982
Interest-bearing deposits                                                       27,099         10,465
Federal funds sold                                                               6,270          9,360
Investment securities, at amortized cost (fair value of $32,900
  at March 31, 1996 and $53,172 at June 30, 1995)                               32,592         53,206
Investment securities available for sale, at fair value                         39,225         24,088
Stock in Federal Home Loan Bank of Chicago, at cost                             19,775         13,025
Mortgage-backed securities, at amortized cost (fair value of $116,868
  at March 31, 1996 and $237,697 at June 30, 1995)                             119,414        243,952
Mortgage-backed securities available for sale, at fair value                   143,817         63,438
Loans receivable, net of allowance for losses of $9,498
  at March 31, 1996 and $9,197 at June 30, 1995                              1,472,505      1,242,469
Loans receivable held for sale, at fair value                                   14,817         24,984
Accrued interest receivable                                                     11,749         10,246
Foreclosed real estate                                                             109            336
Real estate held for development or sale                                         8,589         11,454
Premises and equipment, net                                                     22,519         21,135
Other assets                                                                    17,607         14,936
                                                                             ---------      ---------
                                                                           $ 1,980,184      1,783,076
                                                                             =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Liabilities:
  Deposits                                                                   1,372,783      1,313,306
  Borrowed Funds                                                               426,343        307,024
  Subordinated capital notes, net                                               26,660         20,100
  Advances by borrowers for taxes and insurance                                 18,054         15,219
  Accrued expenses and other liabilities                                        26,690         22,008
                                                                             ---------      ---------
    Total liabilities                                                        1,870,530      1,677,657
                                                                             ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; none outstanding                                                         -              -
  Common stock, $.01 par value; authorized 20,000,000 shares;
    5,244,463 shares outstanding at March 31, 1996 and
    5,492,743 shares outstanding at June 30, 1995                                   59             59
  Additional paid-in capital                                                    39,762         39,740
  Retained earnings, substantially restricted                                   84,158         73,447
  Unrealized loss on marketable securities, net of tax                            (248)           (48)
  Treasury stock, at cost; 616,825 shares at March 31, 1996
   and  366,825 shares at June 30, 1995                                        (14,077)        (7,779)
                                                                             ---------      ---------
    Total stockholders' equity                                                 109,654        105,419
                                                                             ---------      ---------
Commitments and contingencies
                                                                           $ 1,980,184      1,783,076
                                                                             =========      =========



See accompanying notes to unaudited consolidated financial statements.

                                                          3


                                     MAF BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                               (Dollars in thousands, except per share data)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      MARCH 31,                        MARCH 31,
                                                                 ------------------               ------------------
                                                                  1996        1995                  1996      1995
                                                                 -------    -------               -------    -------
                                                                     (Unaudited)                      (Unaudited)
Interest income:
  Loans receivable                                             $ 27,978     22,219                 81,295    62,456
  Mortgage-backed securities                                      4,177      4,874                 13,303    14,828
  Investment securities                                           1,367      1,245                  4,277     3,767
  Interest-bearing deposits                                         442        632                  1,357     1,598
  Federal funds sold                                                235        471                    856     1,034
                                                                 ------     ------                -------    ------
      Total interest income                                      34,199     29,441                101,088    83,683
                                                                 ------     ------                -------    ------
Interest expense:
  Deposits                                                       15,037     14,062                 45,488    41,061
  Borrowed funds                                                  7,415      4,583                 21,592    12,031
                                                                 ------     ------                -------    ------
      Total interest expense                                     22,452     18,645                 67,080    53,092
                                                                 ------     ------                -------    ------
      Net interest income                                        11,747     10,796                 34,008    30,591
Provision for loan losses                                           200          -                    450       325
                                                                 ------     ------                -------    ------
      Net interest income after provision for loan losses        11,547     10,796                 33,558    30,266
                                                                 ------     ------                -------    ------
Non-interest income:
  Gain (loss) on sale of:
    Loans receivable                                                 11        (94)                   189        60
    Mortgage-backed securities                                       38          -                     95         -
    Investment securities                                             -         72                     45        (5)
    Foreclosed real estate                                           27         27                     48       100
  Income from real estate operations                              1,550        664                  4,370     5,002
  Deposit account service charges                                 1,205        790                  3,575     2,343
  Loan servicing fee income                                         597        579                  1,761     1,794
  Brokerage commissions                                             476        357                  1,226       998
  Other                                                             570        526                  1,919     1,510
                                                                 ------     ------                -------    ------
      Total non-interest income                                   4,474      2,921                 13,228    11,802
                                                                 ------     ------                -------    ------
Non-interest expense:
  Compensation and benefits                                       5,213      4,710                 14,910    13,448
  Office occupancy and equipment                                    948        907                  2,703     2,688
  Federal deposit insurance premiums                                770        748                  2,293     2,255
  Advertising and promotion                                         374        410                  1,290     1,321
  Data processing                                                   431        413                  1,191     1,077
  Other                                                           1,429      1,267                  4,051     3,912
                                                                 ------     ------                -------    ------
      Total non-interest expense                                  9,165      8,455                 26,438    24,701
                                                                 ------     ------                -------    ------
      Income before income taxes and extraordinary item           6,856      5,262                 20,348    17,367
Income taxes                                                      2,655      1,954                  7,858     6,628
                                                                 ------     ------                -------    ------
      Income before extraordinary item                            4,201      3,308                 12,490    10,739
Extraordinary item - loss on early extinguishment of
  debt, net of applicable income taxes of $300                        -          -                   (474)        -
                                                                 ------     ------                -------    ------
      Net income                                               $  4,201      3,308                 12,016    10,739
                                                                 ======     ======                =======    ======
Primary earnings per share:
  Income before extraordinary item                             $    .74        .56                   2.15      1.81
  Extraordinary item                                                  -          -                   (.08)        -
                                                                 ------     ------                -------    ------
      Net income                                               $    .74        .56                   2.07      1.81
                                                                 ======     ======                =======    ======
Fully-diluted earnings per share:
  Income before extraordinary item                             $    .74        .56                   2.15      1.81
  Extraordinary item                                                  -          -                   (.08)        -
                                                                 ------     ------                -------    ------
      Net income                                               $    .74        .56                   2.07      1.81
                                                                 ======     ======                =======    ======

See accompanying notes to unaudited consolidated financial statements.




                                           MAF BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Dollars in thousands)
                                                       (Unaudited)
                                                                           UNREALIZED
                                                                           GAIN (LOSS)
                                                     ADDITIONAL           ON MARKETABLE          COMMON STOCK COMMON STOCK
                                              COMMON  PAID-IN   RETAINED   SECURITIES,  TREASURY ACQUIRED BY   ACQUIRED BY
                                               STOCK  CAPITAL   EARNINGS   NET OF TAX    STOCK       ESOP         MRP'S      TOTAL
                                              ------ ---------- --------  ------------- -------- ------------ ------------   -----


NINE MONTHS ENDED MARCH 31, 1996
- - --------------------------------
Balance at June 30, 1995                       $ 59    39,740     73,447        (48)      (7,779)        -           -      105,419
Net income                                        -         -     12,016          -            -         -           -       12,016
Issuance of 1,720 shares of common stock          -         9          -          -            -         -           -            9
Tax benefits from stock-related compensation      -        13          -          -            -         -           -           13
Market value adjustment on available
  for sale securities                             -         -          -       (200)           -         -           -         (200)
Purchase of treasury stock                        -         -          -          -       (6,298)        -           -       (6,298)
Cash dividends declared ($.24 per share)          -         -     (1,294)         -            -         -           -       (1,294)
Impact of special 10% stock dividend              -         -        (11)         -            -         -           -          (11)
                                               ----    ------     ------       ----      -------     -----       -----      -------

Balance at March 31, 1996                      $ 59    39,762     84,158       (248)     (14,077)        -           -      109,654
                                               ====    ======     ======       ====      =======     =====       =====      =======

NINE MONTHS ENDED MARCH 31, 1995
- - --------------------------------
Balance at June 30, 1994                       $ 54    27,347     72,117          -       (4,038)     (146)       (184)      95,150
Net income                                        -         -     10,739          -            -         -           -       10,739
Issuance of 12,375 shares of common stock         -        64         -           -            -         -           -           64
Tax benefits from stock-related compensation      -       219         -           -            -         -           -          219
Market value adjustment on available
  for sale securities                                                          (709)                     -           -         (709)
Purchase of treasury stock                        -         -         -           -       (3,129)        -           -       (3,129)
Principal payment on ESOP loan                    -         -         -           -            -       146           -          146
Distribution of MRP stock awards                  -         -         -           -            -         -         184          184
Cash dividends declared ($.218 per share)         -         -    (1,212)          -            -         -           -       (1,212)
                                               ----    ------     ------       ----      -------     -----       -----      -------

Balance at March 31, 1995                      $ 54    27,630    81,644        (709)      (7,167)        -           -      101,452
                                               ====    ======     ======       ====      =======     =====       =====      =======


     See accompanying notes to unaudited consolidated financial statements.




                                         MAF BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                -----------------
                                                                                 1996      1995
                                                                                -------   -------
                                                                                   (Unaudited)

Operating activities:
Net income                                                                     $  12,016    10,739
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                1,404     1,371
      Provision for loan losses                                                      450       325
      Distribution of MRP stock awards                                                 -       184
      Deferred income tax expense                                                  1,386     1,049
      Extraordinary item, net of tax                                                 474         -
      Interest credited to deposits                                               41,328    37,349
      Amortization of premiums, discounts and deferred loan expenses                  (5)      437
      Net gain on sale of loans, mortgage-backed securities,
       and real estate held for development or sale                               (4,654)   (5,062)
      (Gain) loss on sale of investment securities                                   (45)        5
      Increase in accrued interest receivable                                     (1,503)     (630)
      Net decrease in other assets and liabilities                                 2,004       973
  Loans originated for sale                                                     (151,257)  (39,621)
  Loans purchased for sale                                                       (65,384)  (14,436)
  Sale of loans originated and purchased for sale                                203,785    56,173
  Sale of mortgage-backed securities available for sale                           23,800        -
                                                                                --------  ---------
          Net cash provided by operating activities                               63,799    48,856
                                                                                --------  ---------

Investing activities:
  Loans originated for investment                                               (330,657) (256,925)
  Principal repayments on loans receivable                                       281,598   158,227
  Principal repayments on mortgage-backed securities                              43,457    39,449
  Proceeds from maturities of investment securities available for sale            27,789         -
  Proceeds from maturities of investment securities held to maturity              23,830    20,734
  Proceeds from sale of:
    Investment securities available for sale                                         711     4,085
    Real estate held for development or sale                                      12,080    12,852
    Premises and equipment                                                             -        55
  Purchases of:
    Loans receivable held for investment                                        (181,902)  (74,583)
    Investment securities available for sale                                     (25,367)     (960)
    Investment securities held to maturity                                       (20,646)  (11,133)
    Stock in Federal Home Loan Bank of Chicago                                    (7,050)        -
    Mortgage-backed securities                                                         -   (10,003)
    Real estate held for development or sale                                      (4,160)  (10,021)
    Premises and equipment                                                        (2,788)   (1,858)
                                                                                --------  ---------
          Net cash used in investing activities                                 (183,105) (130,081)
                                                                                --------  ---------


                                                                   (continued)



                                         MAF BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                -----------------
                                                                                 1996      1995
                                                                                -------   -------
                                                                                   (Unaudited)

Financing activities:
  Proceeds from insurance of commmon stock                                     $       9       64
  Dividends paid                                                                  (1,274)    (811)
  Purchase of treasury stock                                                      (6,298)  (3,129)
  Net decrease in ESOP                                                                 -      146
  Net increase (decrease) in deposits (exclusive of interest credited)            18,149  (16,352)
  Proceeds from borrowings                                                       186,797  115,027
  Repayment of borrowings                                                        (63,253)  (8,797)
  Increase in advances by borrowers for taxes and insurance                        2,835    5,213
                                                                                --------  --------
        Net cash provided by financing activities                                136,965   91,361
                                                                                --------  --------
  Increase in cash and cash equivalents                                           17,659   10,136
                                                                                --------  --------
  Cash and cash equivalents at beginning of period                                59,807   76,060
                                                                                --------  --------
  Cash and cash equivalents at end of period                                   $  77,466   86,196
                                                                                ========  ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowed funds                                    $  66,571   52,734
    Income taxes                                                                   6,950    4,450
Summary of non-cash transactions:
  Transfer of loans receivable to foreclosed real estate                             302      483
  Transfer of investment securities to available for sale                         17,999   16,000
  Transfer of mortgage-backed securities to available for sale                   108,742   77,831
  Loans receivable swapped into mortgage-backed securities                        23,684        -
                                                                                ========  ========


See accompanying notes to unaudited consolidated financial statements.


                       MAF BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               Three and Nine Months Ended March 31, 1996 and 1995

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended June 30, 1996.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Federal Savings Bank and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and nine month periods ended March 31, 1996 and 1995 and as of June 30, 1995. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  ACCOUNTING CHANGES

On July 1, 1995, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures". SFAS No. 114 addresses the accounting by creditors for impairment of certain loans. The Company had previously measured such loans in accordance with the methods prescribed by SFAS No. 114. Impaired loans within the scope of SFAS No. 114 should be measured based on the present value of future cash flows discounted at the loan's effective interest rate or, alternatively, at the loan's observable market price or fair value of the supporting collateral. SFAS No. 118 permits the Company's existing interest income recognition policy to continue. The adoption of these standards had no material impact on the Company's results of operations or financial position.

(3)  EARNINGS PER SHARE

For purposes of computed earnings per share, the number of shares outstanding for the periods indicated is as follows:



                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  MARCH 31,                  MARCH 31,
                                         ------------------------     ----------------------
                                            1996          1995           1996        1995
                                         ---------     ----------     ----------  ----------

      Primary earnings per share         5,675,086      5,865,550      5,800,017   5,928,883
      Fully-diluted earnings per share   5,675,086      5,875,854      5,803,213   5,937,924
                                         =========      =========      =========   =========


(4)  INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company accounts for investment and mortgage-backed securities under SFAS No. 115. At March 31, 1996, the Company has no securities classified as trading. The Company determines the classification of new purchases of marketable securities at the time of purchase.

As allowed under an implementation guide to SFAS No. 115, the Company reclassified an additional $126.7 million of investment and mortgage-backed securities, with a market value of $126.5 million, into its available for sale category as of December 31, 1995. The transfer was done to provide additional flexibility for the Company in managing its investment and liquidity positions.

(5)  LOANS RECEIVABLE

Most conforming fixed-rate loans and some adjustable-rate loans originated by the Bank are identified as being held for sale and are carried at the lower of cost or market. At March 31, 1996, $14.8 million of loans are held for sale, and are reflected at the lower of cost or market.

(6)  STOCKHOLDERS' EQUITY

During the nine months ended March 31, 1996, 1,720 previously authorized but unissued shares were issued for gross proceeds of $9,000, relating to exercising of stock options by an executive officer of the Company.

On June 28, 1995, the Company announced its intent to repurchase up to 100,000 shares of its common stock. On November 30, 1995, the Company announced an expansion to this program to allow for the repurchase of up to 250,000 shares through June 30, 1996. During the current nine month period, all 250,000 shares were repurchased, at an average cost of $25.20. To date, the Company has repurchased 616,825 shares at an average cost of $22.82 per share.

(7)  COMMITMENTS AND CONTINGENCIES

At March 31, 1996, the Bank had outstanding commitments to originate and purchase loans of $168.9 million, of which $106.8 million were fixed-rate loans, with rates ranging from 6.25% to 9.375%, and $62.1 million were adjustable-rate loans. At March 31, 1996, commitments to sell loans were $50.7 million.

At March 31, 1996, the Bank had outstanding nine standby letters of credit totaling $15.2 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had eight outstanding standby letters of credit totaling $3.9 million related to real estate development improvements.

(8)  INCOME TAXES

The Company accounts for income taxes under SFAS No. 109. The reasons for the differences between the effective income tax rate attributable to income from continuing operations and the corporate federal income tax rate are summarized in the table below.


                                              THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                                              ----------------------------       ---------------------------
                                                1996                1995           1996                1995
                                              --------            --------       --------            -------

Federal income tax rate                          35.0%               35.0           35.0%              35.0
Items affecting effective income tax rate:
  State income taxes, net of federal benefit      4.2                 5.2            4.0                4.5
  Reversal of deferred tax valuation reserve        -                (2.9)             -               (0.9)
  Other items, net                               (0.5)               (0.2)          (0.4)              (0.4)
                                                -----               -----          -----              -----
                                                 38.7%               37.1           38.6%              38.2
                                                =====               =====          =====              =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 are presented below (in thousands):


                                                      AT MARCH 31, 1996
Deferred tax assets:
 Loan origination fees                                    $   401
 Deferred compensation                                      2,040
 Book general loan loss reserves                            4,006
 Book v. tax basis in joint venture investments                25
 Book v. tax state income tax expense                         761
 Book v. tax basis in securities                              163
 Net operating loss carryforwards                              27
 Other                                                        158
                                                           ------
  Subtotal                                                  7,581
 Less: Valuation allowance                                    (27)
                                                           ------
  Total deferred tax assets                               $ 7,554
                                                           ------

Deferred tax liabilities:
 Loan origination fees                                    $  (964)
 CMO REMIC - treatment of bond discount
  amortization                                               (100)
 Excess of tax bad debt reserve over base year amount      (1,611)
 Book v. tax basis in FHLB stock                             (596)
 Book v. tax state income tax expense                         (45)
 Book v. tax basis in joint venture investments              (435)
 Book v. tax basis in real estate held for sale               (83)
 Book v. tax basis fixed assets                              (249)
 Book v. tax basis in capitalized servicing                  (394)
 Other                                                        (16)
                                                            -----
  Total deferred tax liabilities                          $(4,493)
                                                           ------
   Net deferred tax asset                                 $ 3,061
                                                           ======

The Company believes that it is more likely than not that the net deferred tax asset will be realized, based on historical taxable income levels and anticipated future earnings and taxable income levels. The Company has reported federal taxable income and pre-tax book income amounts totaling approximately $62 million and $66 million, over the past three fiscal years, respectively.

The valuation allowance for deferred tax assets as of June 30, 1995 was $27,000 and such allowance did not change during the nine months ended March 31, 1996.

(9) RECLASSIFICATIONS

Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the consumer banking business through its wholly owned subsidiary, Mid America Federal Savings Bank ("Bank") and secondarily, in the residential real estate development business through MAF Developments, Inc. ("MAF Developments"). Deposits of the Bank are insured up to the applicable limits of the Savings Association Insurance Fund ("SAIF"), currently administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank files periodic reports with the OTS regarding its activities and financial condition, and is subject to periodic examination by both the OTS and the FDIC.

The Bank is a consumer-oriented financial institution offering various financial services to its customers through 14 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate loans, although in recent years it has made new commercial real estate loans only on a limited basis. Through two wholly owned subsidiaries, MAF Developments, Inc. ("MAF Developments") and Mid America Development Services, Inc. ("Mid America Developments"), the Company and the Bank, respectively, are also engaged in real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and a brokerage operation through its affiliation with INVEST, a registered broker-dealer.

As a federally chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters.

REGULATION AND SUPERVISION

The Bank is subject to extensive regulation by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Bank and its operations.

CAPITAL STANDARDS. Savings associations must meet three capital requirements; core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio.

        Core Capital Requirement

The core capital requirement, or the required "leverage limit" currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. Core capital generally includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights. Investments in and loans to subsidiaries engaged in activities not permissible for national banks, such as Mid America Developments, are required to be deducted from total capital over a five-year phase-in period. See "Deductions from Regulatory Capital on Non-Permissible Activities".

        Tangible Capital Requirement

Under OTS regulations, savings institutions are required to meet a tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets, plus purchased mortgage servicing rights in an amount includable in core capital.

        Risk-Based Capital Requirement

The risk-based capital requirement provides that savings institutions maintain total capital equal to not less than 8% of total risk-weighted assets. For purposes of the risk-based capital computation, total capital is defined as core capital, as defined above, plus supplementary capital. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan loss and lease loss reserves (limited to a maximum of 1.25% of total risk weighted assets.) Supplementary capital included in total capital cannot exceed 100% of core capital.

        Interest Rate Risk Component of Regulatory Capital

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has delayed implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of March 31, 1996, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At March 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

        Deductions from Regulatory Capital on Non-Permissible Activities

Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiary, Mid America Developments. The regulation includes a transitional rule for the deduction from tangible capital over a five year period for investments in and loans to Mid America Developments as of April 12, 1989. As of July 1, 1995, 60% of such investment in and advances to Mid America Developments was required to be deducted from capital. The scheduled deduction from tangible capital increases to 100% as of July 1, 1996.

Included in the calculation of the Bank's deduction from tangible and core capital due to investments in and advances to Mid America Developments is the Bank's total equity investment in Mid America Developments as well as unsecured loans made to Mid America Developments. Decreasing the investment in and advances to Mid America Developments requires the generation of cash at Mid America Developments to repay its loans to the Bank or to declare dividends to pass undistributed profits up to the Bank. Currently, the generation of cash at Mid America Developments is accomplished by continued lot sales from improved land developments.

The following is a summary of the Bank's investment in and advances to Mid America Developments at the dates indicated:


                              3/31/96     12/31/95     9/30/95    6/30/95   3/31/95
                              -------     --------     -------    -------   -------
                                                   (in thousands)
  Common Stock                $ 1,397        1,397       1,397      1,397     1,397
  Retained earnings             2,982        2,656       3,372      2,977     6,816
  Intercompany advances           227           29         479        265       412
                               ------       ------      ------     ------    ------
                              $ 4,606        4,082       5,248      4,639     8,625
                               ======       ======      ======     ======    ======



As a result of the Bank's $4.6 million investment in and advances to Mid America Developments at March 31, 1996, the Bank is currently required to reduce capital for purposes of computing regulatory capital by 60% of such amount, or $2.8 million. Should the Bank's investment in and advances to Mid America Developments as of March 31, 1996, remain outstanding through the current fiscal year, the Bank would deduct from capital, for the purpose of computing regulatory capital requirements, $2.8 million through June 30, 1996, and $4.6 million thereafter.

At March 31, 1996, the Bank was in compliance with all of its capital requirements as follows:

                                             AT MARCH 31, 1996             AT JUNE 30, 1995
                                        ---------------------------   --------------------------
                                                         PERCENT OF                   PERCENT OF
                                          AMOUNT           ASSETS       AMOUNT          ASSETS
                                        ----------     ------------   ----------     -----------
                                                         (Dollars in thousands)

Stockholder's equity of the Bank        $  108,911          5.53%    $  101,539           5.73%
                                         =========          ====       ========           ====

Tangible capital (1)                    $  106,521          5.42%    $   99,723           5.64%
Tangible capital requirement (1)            29,453          1.50         26,517           1.50
                                         ---------          ----       --------           ----
Excess                                  $   77,068          3.92%    $   73,206           4.14%
                                         =========          ====       ========           ====

Core capital (1)                        $  106,521          5.42%    $   99,723           5.64%
Core capital requirement (1)                58,907          3.00         53,033           3.00
                                         ---------          ----       --------           ----
Excess                                  $   47,614          2.42%    $   46,690           2.64%
                                         =========          ====       ========           ====

Core and supplementary capital (2)      $  115,807         11.39%    $  108,706          12.07%
Risk-based capital requirement (2)          81,334          8.00         72,068           8.00
                                         ---------         -----       --------          -----
Excess                                  $   34,473          3.39%    $   36,638           4.07%
                                         =========          ====       ========           ====

Total Bank assets                       $1,968,117                   $1,770,946
Adjusted total Bank assets               1,963,566                    1,767,781
Total risk-weighted assets               1,021,227                      904,018
Adjusted total risk-weighted assets      1,016,677                      900,853
Investment in real estate subsidiary         4,607                        4,639

- - ----------------------------
(1) Percentages represent percent of adjusted total Bank assets.
(2) Percentages represent percent of adjusted total risk-weighted assets.

A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:


                                                        MARCH 31, 1996    JUNE 30, 1995
                                                       --------------    -------------
                                                               (in thousands)


Stockholder's equity of the Bank                       $108,911            101,539
Non-permissible subsidiary deduction                     (2,764)            (1,856)
Non-includable purchased mortgage servicing rights         (162)               (75)
SFAS No. 115 capital adjustment                             536                115
                                                       ---------           --------
  Tangible and core capital                             106,521             99,723
General loan loss reserves                                9,498              9,197
Land loans greater than 80% loan-to-value                  (212)              (214)
                                                       ---------           --------
  Core and supplementary capital                       $115,807            108,706
                                                       =========           ========


Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less of than 8%, a ratio of Tier 1
(core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized" and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each Bank Insurance Fund ("BIF") and SAIF member institution is assigned an annual FDIC assessment rate between 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) and 31 basis points for an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern). The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on the earnings of the Bank.

In 1995, the FDIC adopted a new assessment rate schedule of 0 to 27 basis points for BIF members beginning in the fourth quarter of 1995. Under that schedule, approximately 92% of BIF members would pay only $2,000 per year, the legal minimum, in insurance assessments. The FDIC retained the existing assessment rate schedule of 23 to 31 basis points applicable to SAIF member institutions. Consequently, there is a significant differential in the insurance premiums paid by BIF and SAIF members. As long as the premium differential continues, it may place SAIF members, such as the Bank, at a substantial disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

Several bills have been introduced in Congress to mitigate the effect of the BIF/SAIF premium disparity. Among other things, these bills impose a special one time assessment on SAIF members in an amount left to the discretion of the FDIC but expected to be between 79-85 basis points to recapitalize the SAIF fund. This would allow adoption of an ongoing assessment schedule similar to that applicable to BIF members. The pending legislation would also require the merger of the BIF and SAIF into one fund by January 1, 1998 provided that subsequent legislation is enacted to eliminate the federal thrift charter. In addition, certain provisions of another pending bill would eliminate the bad debt reserve deduction for financial institutions and would require savings associations to recapture any post 1987 additions to an institution's bad debt reserves. It cannot be predicted whether this legislation will be enacted or whether any other legislation regarding the disparity will be enacted or, if legislation is enacted, the amount of any special assessment. Any such legislation may have an adverse effect on the operating expenses and results of operations of the Bank.

Legislative proposals are also under consideration that would eliminate the federal thrift charter and abolish the OTS and require federal savings associations to become either national or state chartered banks. If such legislation is adopted, it could require divestiture of activities, adverse tax consequences or otherwise disrupt operations. No prediction can be made as to any such legislation.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1996, the Bank's limit on loans to one borrower was $16.0 million. At March 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower consisted of $16.2 million. Although this balance exceeds the Bank's current loan to one borrower limitation, this borrower's balance was grandfathered under OTS regulations to be subject to the Bank's loan to one borrower limit as of August 9, 1989, or $59.5 million.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies are expected to adopt a proposed rule that proposes asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the

OTS, make capital  distributions  during a calendar year equal to the greater of
(i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1996, the Bank was a Tier 1 Bank. During the nine months ended March 31, 1996, the Bank declared and paid dividends to the Company totaling $4.0 million.

The Internal Revenue Code may also limit dividend payments by the Bank. To the extent that (i) the balance in the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method (the "excess bad debt reserve") and (ii) the Bank makes "nondividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Chicago, whichever is greater. The Bank is in compliance with this requirement. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds for residential housing finance. At March 31, 1996, FHLB of Chicago advances totaled $395.5 million.

The FHLBs are required to provide funds on certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members, which could reduce the net interest income of member savings associations, such as the Bank. Further, there can be no assurance that the impact of FDICIA and FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB of Chicago stock held by the Bank.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal

Reserve Board) the reserve requirement is 3%; and for accounts greater than $52.0 million, the reserve requirement is $1.56 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

CHANGES IN FINANCIAL CONDITION

As of March 31, 1996, total assets of the Company were $1.98 billion, an increase of $197.1 million, or 11.0% compared to $1.78 billion at June 30, 1995. The increase is primarily due to increased deposits and borrowings, which were used to finance mortgage originations held for investment.

Cash and short-term investments totaled a combined $77.5 million at March 31, 1996, an increase of $17.7 million, or 29.5% from the $59.8 million reported at June 30, 1995.

Investment securities classified as held to maturity decreased $20.6 million to $32.6 million at March 31, 1996 compared to $53.2 million at June 30, 1995. The decrease is due to purchases of $20.6 million of investments offset by maturities of $23.5 million, as well as the transfer of $18.0 million (fair value of $17.9 million) of investments into the available for sale portfolio on December 31, 1995, as allowed under an implementation guide related to SFAS No. 115.

Investment securities available for sale increased to $39.2 million, at market at March 31, 1996, from $24.1 million at June 30, 1995. The primary reason for the increase was due to the Bank transferring $17.9 million from its investments held to maturity portfolio (at fair value) into available for sale to provide greater liquidity for funding loan volume. Additionally, during the nine months ending March 31, 1996, the Company purchased $25.4 million investments available for sale, which were offset by $27.8 million of maturities. At March 31, 1996, unrealized gains were $489,000.

Mortgage-backed securities classified as held to maturity decreased $124.5 million to $119.4 million at March 31, 1996. On December 31, 1995, the Bank transferred $108.7 million (fair value of $108.5 million) of mortgage-backed securities and collateralized mortgage obligations ("CMOs") into its available for sale portfolio as allowed under an implementation guide to SFAS No. 115.

Mortgage-backed securities available for sale increased to $143.8 million, at market as of March 31, 1996. The increase is due to the transfer of $108.5 million of mortgage-backed securities and CMO's on December 31, 1995 (at fair value), offset by prepayments and amortization of $27.8 million. At March 31, 1996, unrealized losses were $900,000.

The Bank has $222.7 million of CMO securities included in mortgage-backed securities available for sale and held to maturity at March 31, 1996, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

Loans receivable, including loans held for sale, increased $219.9 million to $1.49 billion at March 31, 1996, from $1.27 billion at June 30, 1995. The increase is primarily a function of loan originations and purchases of $727.6 million, offset by sales of $226.6 million and amortization and prepayments of $281.6 million. The growth in loans receivable is due to continued originations of adjustable-rate loans, which the Bank has traditionally held in its portfolio to help control interest-rate risk.

The allowance for loan losses increased to $9.5 million at March 31, 1996, compared to $9.2 million at June 30, 1995, due to a $450,000 in provision for loan losses during the nine months ended March 31, 1996, offset by $149,000 of net charge-offs. At March 31, 1996, the ratio of the allowance for loan losses to non-performing loans was 105.3%, compared to 128.2% at June 30, 1995.

Real estate held for development or sale decreased $2.9 million to $8.6 million at March 31, 1996. A summary of real estate held for development or sale is as follows:


                                                   MARCH 31,          JUNE 30,
                                                     1996               1995
                                                  -----------        ----------
                                                           (in thousands)

             Mid America Developments
               Ashbury                              $ 1,373              2,042
               Woods of Rivermist                       767                861
                                                      -----             ------
                                                      2,140              2,903

             MAF Developments
               The Plantation                         4,724              2,536
               Creekside of Remington                 1,707              1,734
               Clow Creek Farm                           18              3,924
               Other                                      -                357
                                                      -----             ------
                                                      6,449              8,551
                                                      -----             ------
                                                    $ 8,589             11,454
                                                      =====             ======


The decrease in Ashbury is due to 33 sales during the current nine month period, offset by development costs in the final phases of the project. At March 31, 1996, 30 lots were pending sale in Ashbury, leaving 2 lots unsold in this 1,115 lot subdivision. The Woods of Rivermist has 10 lots remaining, with 5 lots under contract at March 31, 1996. Development is substantially complete in the project. No sales have been recorded in fiscal 1996.

The Plantation subdivision is in the planning phase and is expected to commence development in the fourth quarter of fiscal 1996. The increase of $2.2 million is due to land acquisition and other planning costs. The decrease in Clow Creek Farm is due to development costs of $1.0 million, offset by 137 lot sales. At March 31, 1996, 42 lots remain, with 16 lots pending sale. The slight decrease in the Creekside of Remington development is due to $625,000 of development costs offset by 27 lot sales. At March 31, 1996, 137 lots remain, with no lots under contract. The Company wrote off its $424,000 investment related to options it had acquired on two parcels of land aggregating 280 acres in Plainfield, Illinois. The options were not exercised following a thorough financial and market assessment of the proposed project.

Deposits increased 4.5%, or $59.5 million, to $1.37 billion at March 31, 1996. After consideration of interest credited to accounts of $41.3 million for the nine months ended March 31, 1996, actual cash inflows were $18.2 million, and are primarily attributable to an increase in certificates of deposit.

Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $119.3 million to $426.3 million at March 31, 1996. The primary reason for the increase is due to the Bank increasing its FHLB of Chicago advances by $160.0 million since June 30, 1995. These advances were primarily adjustable rate and used to fund the increased adjustable-rate loan volume generated during the current nine month period. Offsetting this increase was the repayment of a $12.7 million reverse repurchase agreement with an original term of 2 years, as well as a $4.5 million decrease in the Bank's CMO bonds payable issued by its special-purpose finance subsidiary.

Subordinated capital notes, net increased $6.6 million to $26.7 million at March 31, 1996. The increase is due to the refinancing of $20.9 million of 10% subordinated capital notes in November 1995 with $27.6 million of 10-year subordinated notes, with a coupon rate of 8.32%, and an effective cost of 8.85% after consideration of $1.0 million of issuance costs.

ASSET QUALITY

NON-PERFORMING LOANS. When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank contacts the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will initiate foreclosure proceedings.

On July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the identification and measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $500,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the fair value of the collateral securing the loan. At March 31, 1996, the Company has no loans which are considered impaired under the criteria of SFAS No. 114. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

The Company's policy for recognition of interest income on impaired loans is unchanged as a result of the adoption of SFAS No. 114 and 118. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt, and is normally analyzed upon the borrower becoming 90 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or in the process of foreclosure, previously accrued but unpaid interest is reserved in full. Income is subsequently recorded to the extent cash payments are received, or at a time when the loan is brought current in accordance with its original terms.

At March 31, 1996, restructured loans which meet the definition of troubled debt restructurings under SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," were $4.3 million, consisting of two loans, at an average interest rate of 6.90%, compared to $4.4 million, consisting of two loans at an average rate of 6.41% at June 30, 1995. At March 31, 1996, one of the loans was 30 days delinquent.

For the quarter ended March 31, 1996, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $40,000, compared to $41,000 for the three months ended March 31, 1995.

Non-performing loans increased $1.8 million to $9.0 million at March 31, 1996 from $7.2 million at June 30, 1995. The increase was primarily in the one-to-four family portfolio. As of March 31, 1996, the Bank's ratio of non-performing loans to total loans was .60%, compared to .57% at June 30, 1995 and .69% at March 31, 1995.



LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:


                               YEAR ENDED JUNE 30,                                     QUARTER ENDED
                           -------------------------       -------------------------------------------------------------------------
                           1995       1994      1993       3/96       12/95      9/95       6/95        3/95      12/94      9/94
                           ----       ----      ----       ----       -----      ----       ----        ----      -----      ----
                                                 (In thousands)

REAL ESTATE LOANS:
 One-to four-family:
  Held for investment  $1,032,233    835,369   735,526  1,227,470  1,156,852  1,107,821  1,032,233    973,232    933,304    882,756
  Held for sale            24,984      8,739    68,165     14,817     24,327     25,625     24,984      8,352      2,800      7,785
 Multi-family              67,248     49,864    46,043     81,919     80,817     71,046     67,248     63,713     60,538     55,521
 Commercial                47,273     52,090    56,687     45,087     45,115     46,026     47,273     49,406     49,708     50,597
 Construction              19,984     13,860    12,460     17,860     16,403     18,035     19,984     17,370     16,613     15,394
 Land                      19,281     15,453    17,873     26,149     22,608     22,128     19,281     19,649     21,105     21,015
                        ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total real estate
   loans                1,211,003    975,375   936,754  1,413,302  1,346,122  1,290,681  1,211,003  1,131,722  1,084,068  1,033,068

OTHER LOANS:
 Consumer loans:
  Equity lines of
   credit                  66,637     46,451    41,164     75,902     74,380     71,064     66,637     61,401     57,110     48,512
  Home equity loans         4,335      1,112     2,040      8,877      7,537      5,608      4,335      2,617      1,134      1,001
  Other                     2,725      2,471     2,483      3,946      3,494      3,232      2,725      4,049      4,051      3,983
                        ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Total consumer
    loans                  73,697     50,034    45,687     88,725     85,411     79,904     73,697     68,067     62,295     53,496
 Commercial business
  lines                     1,560      2,341     1,241      2,220      2,234      2,100      1,560      1,195      1,268      2,269
                        ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Total other loans       75,257     52,375    46,928     90,945     87,645     82,004     75,257     69,262     63,563     55,765
                        ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Total loans
    receivable          1,286,260  1,027,750   983,682  1,504,247  1,433,767  1,372,685  1,286,260  1,200,984  1,147,631  1,088,833

Less:
 Loans in process           8,728      5,161     7,592      8,843      7,893      8,135      8,728      8,338      8,534     12,153
 Unearned discounts,
  premiums and
  deferred loan fees
  (expenses), net             882      2,818     4,417     (1,416)      (914)       (78)       882      1,630      2,171      2,588
 Allowance for loan
  losses                    9,197      8,779     7,993      9,498      9,288      9,209      9,197      9,125      9,080      8,927
                        ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Total loans
    receivable, net     1,267,453  1,010,992   963,680  1,487,322  1,417,500  1,355,419  1,267,453  1,181,891  1,127,846  1,065,165
Loans receivable held
 for sale                 (24,984)    (8,739) (68,165)    (14,817)   (24,327)   (25,625)   (24,984)    (8,532)    (2,800)    (7,785)
                        ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Loans receivable,
    net                $1,242,469  1,002,253  895,515   1,472,505  1,393,173  1,329,794  1,242,469  1,173,359  1,125,046  1,057,380
                        =========  ========= =========  =========  =========  =========  =========  =========  =========  =========




NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.


                                                         YEAR ENDED JUNE 30,                         QUARTER ENDED
                                                      -----------------------   ----------------------------------------------------
                                                      1995       1994    1993   3/96     12/95  9/95   6/95    3/95  12/94   9/94
                                                      ----       ----    ----   ----     -----  ----   ----    ----  -----   ----
                                                                       (In thousands)
Non-performing loans:
One-to four-family and multi-family loans:
 Non-accrual loans                                    $ 1,972    2,933   3,796  $2,801   1,925  1,579  1,972  3,137  2,272   2,414
 Accruing loans 91 days or more days overdue              555      482     702   1,235   1,440    119    555    321    159     778
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
  Total                                                 2,527    3,415   4,498   4,036   3,365  1,698  2,527  3,458  2,431   3,192
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
Commercial real estate, construction and land loans:
 Non-accrual loans                                          -      312       -     439     211      -      -    181    430     430
 Accruing loans 91 or more days overdue                   100      118     659       -     233    211    100      -      -     212
 Restructured or renegotiated loans                     4,379    4,464   6,933   4,321   4,344  4,363  4,379  4,392  4,413   4,435
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
    Total                                               4,479    4,894   7,592   4,760   4,788  4,574  4,479  4,573  4,843   5,077
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
Other loans:
 Non-accrual loans                                        168      163     419     223     163    164    168    132     89     139
 Accruing loans 91 or more days overdue                     -       24      15       -      15      -      -      -      -      22
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
    Total                                                 168      187     434     223     178    164    168    132     89     161
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
 Total non-performing loans:

  Non-accrual loans                                     2,140    3,408   4,215   3,463   2,299  1,743  2,140  3,450  2,791   2,983
  Accruing loans 91 days or more overdue                  655      624   1,376   1,235   1,688    330    655    321    159   1,012
  Restructured or renegotiated loans                    4,379    4,464   6,933   4,321   4,344  4,363  4,379  4,392  4,413   4,435
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
    Total                                             $ 7,174    8,496  12,524  $9,019   8,331  6,436  7,174  8,163  7,363   8,430
                                                      =======   ======  ======  ======  ======  =====  =====  =====  =====  ======

Non-accrual loans to total loans                          .17%     .33     .46     .23%    .16    .13    .17    .29    .24     .28
Accruing loans 91 days or more overdue to total loans     .05      .06     .15     .08     .12    .02    .05    .03    .01     .09
Restructured or renegotiated loans to total loans         .35      .44     .76     .29     .31    .32    .35    .37    .39     .41
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
  Non-performing loans to total loans                     .57%     .83    1.37     .60%    .59    .47    .57    .69    .64     .78
                                                      =======   ======  ======  ======  ======  =====  =====  =====  =====  ======

Foreclosed real estate (net of related reserves):
 One-to four-family                                   $   311    1,379     386 $   109     249    126    311    139    465     819
 Commercial, construction and land                         25    2,090   6,544       -       -      -     25    119    538     812
                                                      -------   ------  ------  ------  ------  -----  -----  -----  -----  ------
    Total                                             $   336    3,469   6,930 $   109     249    126    336    258  1,003   1,631
                                                      =======   ======  ======  ======  ======  =====  =====  =====  =====  ======
Non-performing loans and foreclosed real estate
 to total loans and foreclosed real estate                .60%    1.17    2.11     .61%    .61    .49    .60    .71    .73     .93
                                                      =======   ======  ======  ======  ======  =====  =====  =====  =====  ======

Total non-performing assets                           $ 7,510   11,965  19,454  $9,128  $8,580  6,562  7,510  8,421  8,366  10,061
                                                      =======   ======  ======  ======  ======  =====  =====  =====  =====  ======
Total non-performing assets to total assets               .42%     .75    1.26     .46     .45    .35    .42    .49    .50     .63
                                                      =======   ======  ======  ======  ======  =====  =====  =====  =====  ======


DELINQUENT LOANS. Delinquencies in the Bank's portfolio at the dates indicated were as follows:


                               61-90 DAYS                91 DAYS OR MORE
                     ---------------------------  ----------------------------
                              PRINCIPAL                   PRINCIPAL
                     NUMBER   BALANCE OF PERCENT  NUMBER  BALANCE OF   PERCENT
                       OF     DELINQUENT    OF     OF     DELINQUENT      OF
                      LOANS    LOANS      TOTAL    LOANS    LOANS       TOTAL
                     ------   ---------- -------  ------  ----------   -------
                                   (Dollars in thousands)


March 31, 1996         26      $2,718     .18%      35     $4,203      .28%
                       ==      ======     ===       ==     ======      ===
December 31, 1995      17      $1,998     .14%      31     $3,818      .27%
                       ==      ======     ===       ==     ======      ===
September 30, 1995     20      $1,847     .14%      21     $2,017      .15%
                       ==      ======     ===       ==     ======      ===
June 30, 1995          10      $1,077     .09%      30     $2,564      .20%
                       ==      ======     ===       ==     ======      ===
March 31, 1995          9      $  867     .07%      35     $3,376      .28%
                       ==      ======     ===       ==     ======      ===


CLASSIFICATION OF ASSETS. In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews its portfolio to determine whether any assets require classification in accordance with OTS regulation. At March 31, 1996 and June 30, 1995, the Bank had no loans classified as doubtful or loss. At March 31, 1996 and June 30, 1995, all non-performing assets are classified as substandard. The table below summarizes assets classified as substandard at the dates indicated:


                                              MARCH 31, 1996     JUNE 30, 1995
                                              --------------     -------------
                                                      (in thousands)
Loans receivable:
  One-to-four family and multi-family             $4,036             2,527
  Commercial, construction and land                4,760             4,479
  Equity lines of credit                             223               163
  Consumer-secured                                     -                 5
                                                  ------             -----
  Total loans receivable                           9,019             7,174
Foreclosed real estate                               109               336
                                                  ------             -----
                                                  $9,128             7,510
                                                  ======             =====

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on its subordinated capital notes, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases with excess cash flow. The Company also maintains a $15.0 million unsecured revolving line of credit from a commercial bank, of which no balances have been drawn. For the nine month period ended March 31, 1996, the Company received $4.0 million in dividends from the Bank and declared cash dividends on common stock of $.24 per share, or $1.3 million.

In November 1995, the Company raised $27.6 million in 10-year subordinated notes with a coupon rate of 8.32%, and an effective cost of 8.85% after consideration of issuance expenses. Proceeds were used to retire the Company's 10% subordinated capital notes at par, with the remainder of proceeds available for general corporate purposes. The early repayment resulted in an extraordinary charge of $.08 per share due to the write-off of the remaining unamortized issuance expenses.

On November 29, 1995, the Company agreed to acquire N.S. Bancorp, Inc. for a combination of stock and cash valued at $277.2 million at that date, based on the Company's stock price at that date. N.S. Bancorp is the parent holding company of Northwestern Savings Bank, which operates six branches in Chicago and two nearby suburbs. As of March 31, 1996, N.S. Bancorp had $1.15 billion in assets, $880.4 million in deposits, and $235.2 million in equity. The transaction is subject to regulatory and shareholder approvals and is expected to close prior to June 30, 1996.

In connection with the merger, the Company has obtained a financing commitment from a commercial bank to provide up to $45.0 million in an unsecured term loan facility to be funded on or after the closing of the merger but no later than August 31, 1996. The Company has the option of selecting either a fixed or floating interest rate or a combination thereof. The financing commitment provides for increasing annual principal payments beginning in December 1997 with the final maturity of December 31, 2003.

The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds, such as advances from the FHLB of Chicago. During the current nine month period the Bank obtained $160.0 million of primarily adjustable rate FHLB of Chicago advances to fund mortgage loan originations held for investment.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended March 31, 1996, the Bank's average liquidity ratio was 6.23%. At March 31, 1996, total liquidity was $103.1 million, or 7.03%, which was $29.8 million in excess of the 5.0% regulatory requirement.

During the three months ended March 31, 1996, the Bank originated and purchased loans totaling $240.2 million compared with $110.7 million during the same period a year ago. The increase in loan volume is attributable to growth in wholesale loan purchases. Loan sales for the three months ended March 31, 1996, were $71.3 million, compared to $12.2 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $168.9 million and commitments to sell loans of $50.7 million at March 31, 1996.

ASSET/LIABILITY MANAGEMENT

The Bank's overall asset/liability management strategy is directed toward reducing the Bank's exposure to interest rate risk over time in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

As part of its asset/liability strategy, the Bank has implemented a policy to maintain its cumulative one-year interest sensitivity gap ratio within a range of (15)% to 15% of total assets, which helps the Bank to maintain a more stable net interest rate spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectation of future interest rate trends. Under OTS Thrift Bulletin 13, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. An interest rate risk policy has been approved by the Board of Directors setting the limits to changes in net interest income and market value of portfolio equity at the various rate scenarios required. In addition, the OTS has added an interest rate risk component to its regulatory capital requirements which could require an additional amount of capital based on the level of adverse change in a savings institution's market value of portfolio equity, resulting from changes in interest rates. Management continually reviews its interest rate risk policies in light of potential higher capital requirements that may result from the final adoption of an interest rate risk component to the OTS capital requirements.

The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but sells the majority of these loans in the secondary market in order to maintain its interest rate sensitivity levels.

In conjunction with the strategy discussed above, management has also hedged the Bank's exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In its wholesale lending operation, there is more risk due to the competitive inability to charge a rate lock fee to the mortgage brokers, which the Bank tries to offset by using higher assumed fallout rates. In addition, the Bank has started using U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at March 31, 1996, based on the assumptions used by the Federal Home Loan Bank ("FHLB") of Chicago with respect to passbook account withdrawals, loan and mortgage-backed security prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. The effect of these assumptions is to quantify the estimated dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified

Certain shortcomings are inherent in the method of analysis presented in the table below as it does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Bank's control. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.


                                                                           AT MARCH 31, 1996
                                            ------------------------------------------------------------------------------------
                                                            MORE THAN      MORE THAN      MORE THAN
                                             6 MONTHS       6 MONTHS        1 YEAR         3 YEARS        MORE THAN
                                              OR LESS       TO 1 YEAR      TO 3 YEARS     TO 5 YEARS       5 YEARS      TOTAL
                                            ----------     ------------   ------------  -------------   -----------   ----------
                                                                              (In thousands)
Interest-earning assets:
  Loan receivable                            $ 369,876        214,920        486,834        196,455        227,319     1,495,404
  Mortgage-backed securities                   106,816         14,664         47,557         27,598         66,450       263,085
  Interest-bearing deposits                     27,099              -              -              -              -        27,099
  Federal funds sold                             6,270              -              -              -              -         6,270
  Investment securities(1)                      68,600              -          7,876              -         15,116        91,592
                                              --------       --------        -------        -------        -------     ---------
    Total interest-earning assets              578,661        229,584        542,267        224,053        308,885     1,883,450
  Yield adjustments, net                           (69)           217            433            234            747         1,562
                                              --------       --------        -------        -------        -------     ---------
Total net interest-earning assets              578,592        229,801        542,700        224,287        309,632     1,885,012
Impact of hedging activity(2)                   11,616              -              -              -        (11,616)            -
                                              --------       --------        -------        -------        -------     ---------
Total net interest-earning assets adjusted
  for impact of hedging activities             590,208        229,801        542,700        224,287        298,016     1,885,012
                                              --------       --------        -------        -------        -------     ---------

Interest-bearing liabilities:
  NOW and checking accounts                    131,875              -              -              -              -       131,875
  Money market accounts                        143,850              -              -              -              -       143,850
  Passbook accounts                             21,976         20,108         73,597         45,716         97,148       258,545
  Certificate accounts                         350,071        138,899        215,419         58,263         10,935       773,587
  FHLB advances                                150,000         30,000         35,000        145,000         35,500       395,500
  Other borrowings                               3,233          2,681         24,929              -         26,660        57,503
                                              --------       --------        -------        -------        -------     ---------
    Total interest-bearing liabilities         801,005        191,688        348,945        248,979        170,243     1,760,860
                                              --------       --------        -------        -------        -------     ---------
Interest sensitivity gap                     $(210,797)        38,113        193,755        (24,692)       127,773       124,152
                                              ========       ========        =======        =======        =======     =========
Cumulative gap                               $(210,797)      (172,684)        21,071         (3,621)       124,152
                                              ========       ========        =======        =======        =======

Cumulative gap assets as a percentage
 of total assets                                (10.65)%        (8.72)          1.06          (0.18)          6.27
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities       73.68%        82.60         101.57          99.77         107.05

- - ----------------------------------------
(1) Includes $19.8 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.


AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 1996 includes fees which are considered adjustments to yield.

                            THREE MONTHS ENDED MARCH 31,                     NINE MONTHS ENDED MARCH 31,               AT MARCH 31,
                   ------------------------------------------------  -----------------------------------------------
                            1996                     1995                    1996                       1995              1996
                   -----------------------  -----------------------  ------------------------  ---------------------  -------------
                                   AVERAGE                  AVERAGE                    AVERAGE
                   AVERAGE          YIELD/  AVERAGE          YIELD/  AVERAGE           YIELD/   AVERAGE                       YIELD/
                   BALANCE INTEREST  COST   BALANCE INTEREST  COST   BALANCE  INTEREST  COST    BALANCE INTEREST COST  BALANCE COST
                   ------- -------- ------  ------- -------- ------  -------  -------- ------  -------- -------- ----  ------- -----
                                                 (dollars in thousands)
ASSETS:
Interest-earning
 assets:
Loans
 receivable     $1,451,667  27,978  7.71% $1,157,904 22,219  7.68% $1,387,931  81,295 7.81% $1,100,938 62,456 7.56% $1,496,820 7.71%
Mortgage-backed
 securities        269,581   4,177  6.20     313,149  4,874  6.23     283,883  13,303 6.25     324,561 14,828 6.09     263,231 6.27
Interest-bearing
 deposits (1)       20,107     442  8.70      37,901    632  6.76      20,326   1,357 8.74      34,576  1,598 6.16      27,099 5.25
Federal funds
 sold (1)           11,045     235  8.42      31,862    471  6.00      13,432     856 8.34      22,133  1,034 6.22       6,270 5.15
Investment
 securities (2)     91,329   1,420  6.15      83,391  1,298  6.31      94,269   4,436 6.16      86,789  3,926 6.03      91,592 6.21
                 ---------  ------          -------- ------          --------  ------        --------- ------         --------
  Total interest-
  earning assets 1,843,729  34,252  7.43   1,624,207 29,494  7.28   1,799,841 101,247 7.49   1,568,997 83,842 7.12   1,885,012 7.39
Non-interest
 earning assets     83,404                    76,496                   81,856                   76,198                  95,172
                 ---------                 ---------                ---------                ---------               ---------
  Total assets  $1,927,133                $1,700,703               $1,881,697               $1,645,195              $1,980,184
                ==========                ==========               ==========               ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing
 liabilities:
Deposits         1,285,027  15,037  4.69   1,256,569 14,062  4.54   1,270,146  45,488 4.75   1,251,498 41,061 4.37   1,307,857 4.63
Borrowed funds     428,652   7,415  6.85     265,426  4,583  6.98     402,720  21,592 7.04     224,463 12,031 7.14     453,003 6.71
                 ---------  ------         --------- ------         ---------- ------        --------- ------        ---------
  Total interest-
  bearing
  liabilities    1,713,679  22,452  5.23   1,521,995 18,645  4.97   1,672,866  67,080 5.30   1,475,961 53,092 4.79   1,760,860 5.17
                            ------  ----             ------  ----              ------ ----             ------ ----             ----
Non-interest
 bearing deposits   59,434                    44,297                   56,287                   39,984                  64,926
Other liabilities   44,609                    34,804                   43,253                   31,985                  44,744
                 ---------                 ---------                ---------                ---------               ---------
  Total other
  liabilities      104,043                    79,101                   99,540                   71,969                 109,670
                 ---------                 ---------                ---------                ---------               ---------
  Total
  liabilities    1,817,722                 1,601,096                1,772,406                1,547,930               1,870,530
Stockholders'
 equity            109,411                    99,607                  109,291                   97,265                 109,654
                 ---------                 ---------                ---------                ---------               ---------
  Liabilities and
  stockholders'
  equity        $1,927,133                $1,700,703               $1,881,697               $1,645,195              $1,980,184
                ==========                ==========                =========                =========               =========
Net interest
 income/interest
 rate spread               $11,800  2.20%           $10,849  2.31%            $34,167 2.19%           $30,750 2.33%            2.22%
                            ======  ====             ======  ====              ====== ====             ====== ====             ====
Net earning
 assets/net
 yield on average
 interest-earning
 assets         $ 130,050           2.56% $  102,212         2.67% $  126,975         2.53% $   93,036        2.61% $  124,152  N/A
Ratio of         ========           ====    ========         ====   =========         ====   =========        ====   =========  ===
 interest-earning
 assets to
 interest-bearing
 liabilities       107.59%                    106.72%                  107.59%                  106.30%                 107.05%
                 ========                   ========                =========                =========              =========
- - ------------------------------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

                                               27

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to
(i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume, and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           MARCH 31, 1996              MARCH 31, 1996
                                            COMPARED TO                  COMPARED TO
                                           MARCH 31, 1995              MARCH 31, 1995
                                         INCREASE (DECREASE)         INCREASE(DECREASE)
                                      -------------------------     ------------------------
                                      VOLUME     RATE      NET      VOLUME    RATE      NET
                                      ------     ----     -----     ------    ----     -----
                                                       (In thousands)

INTEREST-EARNING ASSETS:
  Loans receivable                    $5,754        5     5,759     16,761    2,078    18,839
  Mortgage-backed securities            (706)       9      (697)    (1,905)     380    (1,525)
  Interest-bearing deposits             (344)     154      (190)      (784)     543      (241)
  Federal funds sold                    (325)      89      (236)      (472)     294      (178)
  Investment securities                  184      (62)      122        408      102       510
                                       -----      ---     -----    -------    -----    ------
    Total                             $4,563      195     4,758     14,008    3,397    17,405
                                       -----      ---     -----    -------    -----    ------

INTEREST-BEARING LIABILITIES:
  Deposits                            $  343      632       975        647    3,780     4,427
  Borrowed funds                       3,039     (207)    2,832      9,726     (165)    9,561
                                       -----      ---     -----    -------    -----    ------
    Total                              3,382      425     3,807     10,373    3,615    13,988
                                       -----      ---     -----    -------    -----    ------
Net change in net interest income     $1,181     (230)      951      3,635     (218)    3,417
                                       =====      ===     =====    =======    =====    ======



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

GENERAL - Net income for the three months ended March 31, 1996 was $4.2 million, compared to $3.3 million for the three months ended March 31, 1995, an increase of $893,000, or 27.0%. Earnings per share was $.74 per share for the three months ended March 31, 1996 compared to $.56 per share for the three months ended March 31, 1995, an increase of 32.1% reflecting the positive impact of the Company's stock repurchase programs.

NET INTEREST INCOME - Net interest income for the three months ended March 31, 1996 was $11.7 million, an increase of $951,000, or 8.8% from the $10.8 million recorded for the three months ended March 31, 1995. The Bank's net interest margin declined to 2.56% for the three months ended March 31, 1996 compared to 2.67% for the three months ended March 31, 1995. This margin decrease was more than offset by an increase in average interest-earning assets to $1.84 billion for the current three month period, compared to $1.62 billion for the three months ended March 31, 1995.

Interest income on loans receivable increased $5.8 million during the current three month period, as a result of a $293.8 million increase in average balances. The increase in average balance is due to a change in the mix of loan originations favoring adjustable-rate loans, which the Bank generally holds in portfolio. Due to available liquidity being invested in loan originations, the Bank has had limited activity in purchasing mortgage-backed securities, which together with amortization and repayments accounts for the decrease in income from mortgage-backed securities.

Interest expense on interest-bearing liabilities increased by $3.8 million, due to a $1.0 million increase in interest expense on deposits, and an increase in interest expense on borrowed funds of $2.8 million. The increase in deposit interest expense is due to an increase in the average rate on deposits of 15 basis points and a $28.5 million increase in average balances. The increase in interest expense on borrowed funds is primarily due to the increase in average balances outstanding of $172.2 million to $428.7 million compared to $256.4 million for the three months ended March 31, 1995, without a material increase in average cost.

PROVISION FOR LOAN LOSSES - The Bank provided $200,000 for possible loan losses during the quarter ended March 31, 1996, compared to $0 for the quarter ended March 31, 1995. The current period provision was recorded due to growth in the Bank's loan portfolio, higher level of charge-offs and the increase in non-performing assets. The Bank's ratio of the allowance for loan losses to non-performing loans was 105.3% at March 31, 1996, compared to 111.8% at March 31, 1995, and 128.2% at June 30, 1995.

NON-INTEREST INCOME - Non-interest income increased $1.6 million during the quarter ended March 31, 1996, to $4.5 million, primarily due to increases in income from real estate operations, and deposit account service changes.

Gain on sale of loans and mortgage-backed securities increased a combined $143,000 to $49,000 for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. The increase is due to an increase in loans sold to $71.3 million for the three months ended March 31, 1996 compared to $12.2 million for the three months ended March 31, 1995. Included in the current period gains is $38,000 from the sale of mortgage-backed securities, which represent loans originated by the Bank and swapped prior to sale. During the current quarter, the Bank swapped and sold $9.4 million of current loan originations.

During the current quarter, the Company recorded $0 in gains on the sale of investment securities compared to gains of $72,000 in the prior year period. The prior year gains were generated from the sale of marketable equity securities, which were classified as available for sale.

The Bank recorded income from real estate operations of $1.6 million for the three months ended March 31, 1996, compared to $664,000 for the three months ended March 31, 1995.


                                     THREE MONTHS ENDED MARCH 31,
                               ---------------------------------------

                                    1996                    1995
                               ----------------      -----------------
                               # OF     PRE-TAX       # OF     PRE-TAX
                               LOTS     INCOME        LOTS     INCOME
                               ----     ------        ----     -------
                                        (dollars in thousands)

  Clow Creek Farm              62       $1,665          11       $  245
  Ashbury                       9          309           9          360
  Woods of Rivermist            -            -           1           50
  Creekside of Remington        -            -           6            9
  Other                         -         (424)          -            -
                               --        -----          --        -----
                               71       $1,550          27       $  664
                               ==        =====          ==        =====


The Clow Creek Farm sales reflect the strong demand for Unit 2 lots. At March 31, 1996, 16 lots in Clow Creek Farm are under contract. Ashbury sales were consistent with the prior year period. At March 31, 1996, 30 of the 32 remaining lots are under contract. The loss of $424,000 reflects the write-off of capitalized costs for a project which the Company decided not to exercise its options to purchase two parcels of land.

Loan servicing fee income increased slightly to $597,000 for the three months ended March 31, 1996. Although average loans serviced for others increased 11.4% to $981.8 for the current three month period, compared to $881.6 million for the prior three month period, loan servicing fee income increased only 3.1% due to the amortization of purchased loan servicing rights, which totaled $70,000 for the current three month period, compared to $26,000 for the prior three month period.

Deposit account service charges increased $415,000, or 52.5% to $1.2 million for the three months ended March 31, 1996. The increase is due to the addition of approximately 16,600 checking accounts since March 31, 1995, in response to the Bank's successful direct mail checking account program.

NON-INTEREST EXPENSE - Total non-interest expense increased $710,000, or 8.4% to $9.2 million for the three months ended March 31, 1996, primarily due to increases in compensation and benefits.

Compensation and benefits increased $503,000 or 10.7% during the current quarter, to $5.2 million. In addition to normal salary increases, this category increased due to higher loan volume, and its impact on loan department related compensation, including higher loan officer commissions, overtime and incentive compensation.

INCOME TAXES - The Company recorded a provision for income taxes of $2.7 million for the quarter ended March 31, 1996, or an effective income tax rate of 38.7%, compared to $2.0 million, or an effective income tax rate of 37.1% in the prior year period.


COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

GENERAL - Net income for the nine months ended March 31, 1996 was $12.0 million, or $2.07 per share, compared to $10.7 million, or $1.81 per share, an increase of $1.3 million, or 11.9%. On an operating basis, before consideration of the $.08 per share charge due to early extinguishment of debt, earnings per share increased 18.8% to $2.15 per share for the current nine months, compared to $1.81 per share for the prior nine month period.

NET INTEREST INCOME - Net interest income for the nine months ended March 31, 1996 was $34.0 million compared to $30.6 million for the nine months ended March 31, 1995, an increase of $3.4 million, or 11.2%. The increase is a function of the growth in average interest-earning assets of $230.8 million, offset by a decrease in the net interest margin to 2.53% for the nine months ended March 31, 1996, compared to 2.61% for the prior year's nine month period.

Interest income on interest-earning assets increased $17.4 million during the nine months ended March 31, 1996. Of this increase, $18.8 million is attributable to loans receivable. Due to the substantial increase in the origination of adjustable-rate loans, the Bank's average balance of loans receivable increased $287.0 million during the current period, while the average yield on loans receivable increased 25 basis points. The $1.5 million decrease in interest income on mortgage-backed securities is due to a $40.7 million decrease in average balance due to lower purchase activity in light of higher loan originations for investment purposes.

Interest expense on interest-bearing liabilities increased $14.0 million during the nine months ended March 31, 1996. Interest expense on savings deposits increased $4.4 million, primarily due to an increase in the average cost of savings of 38 basis points. Average deposit balances between the nine month periods remained relatively constant. Interest expense on borrowed funds increased $9.6 million, due primarily to a $178.3 million increase in the average balance of borrowed funds, due to the growth in loans held for investment, with little change in the average cost of borrowed funds.

PROVISION FOR LOAN LOSSES - The Bank provided $450,000 for possible loan losses for the nine months ended March 31, 1996 compared to $325,000 for the nine months ended March 31, 1995. Net charge-offs were $149,000 for the current nine month period compared to net recoveries of $21,000 for the prior nine month period. The higher provision was due to the growth in the Bank's loan portfolio, higher level of charge-offs and increase in non-performing assets.

NON-INTEREST INCOME - Non-interest income increased $1.4 million to $13.2 million for the nine months ended March 31, 1996.

Gain on sale of loans receivable and mortgage-backed securities were a combined $284,000 for the nine months ended March 31, 1996, compared to $60,000 for the nine months ended March 31, 1995, an increase of $224,000. Loan sales were $226.6 million during the current period compared to $56.4 million in the prior nine month period, which is the primary reason for the increase. Included in gains during the current nine month period is $95,000 in gains from the sale of mortgage-backed securities, which represent loans originated by the Bank and swapped prior to sale. During the current nine month period, the Bank swapped and sold $23.7 million of current loan originations.

During the current nine months, the Company recognized gains on the sale of investment securities of $45,000, compared to net losses of $5,000 for the previous nine month period. The current year gains are primarily from the sale of marketable equity securities, while the prior year losses include a $181,000 loss on the sale of $2.5 million of U.S. Agency securities from the available for sale portfolio, offset by gains on marketable equity securities.

Income from real estate operations was $4.4 million for the nine months ended March 31, 1996, compared to income of $5.0 million for the nine months ended March 31, 1995.


                                     NINE MONTHS ENDED MARCH 31,
                               ---------------------------------------

                                    1996                    1995
                               ----------------      -----------------
                               # OF     PRE-TAX       # OF     PRE-TAX
                               LOTS     INCOME        LOTS     INCOME
                               ----     ------        ----     -------
                                        (dollars in thousands)

  Clow Creek Farm              137       $3,340          11       $  245
  Ashbury                       33        1,373         120        4,698
  Woods of Rivermist             -            -           1           50
  Creekside of Remington        27           81           6            9
  Other                          -         (424)          -            -
                               ---        -----         ---        -----
                               197       $4,370         138       $5,002
                               ===        =====         ===        =====

At March 31, 1996, 32 lots remain, of which 30 are under contract. Clow Creek Farm sales increased substantially due to the availability of lots during the nine month period. At March 31, 1996, 42 lots remain, with 16 under contract. The reduction in Ashbury sales is due to the near sell-out of the project. Woods of Rivermist has 10 lots remaining, with 5 under contract at March 31, 1996. Creekside of Remington has 137 lots remaining with no lots under contract, as sales have been slow since the first quarter of 1996. The $424,000 loss represents the write-off of capitalized costs related to a real estate project which the Company decided not to exercise its options to purchase two parcels of land.

Loan service fee income decreased 1.8% to $1.8 million for the nine months ended March 31, 1996. Although the average balance of loans serviced for others has increased 7.5% to $946.1 million for the current nine month period, compared to $880.3 million in the prior nine month period, loan servicing fees decreased primarily due to amortization of purchased loan servicing rights, which totaled $256,000 for the current nine month period, compared to $55,000 for the prior nine month period.

Deposit account service charges increased $1.2 million, or 52.6% to $3.6 million for the nine months ended March 31, 1996, due to a dramatic increase in the number of checking accounts generated by the Bank's direct mail checking account program.

NON-INTEREST EXPENSE - Non-interest expense for the nine months ended March 31, 1996 increased $1.7 million, or 7.0% to $26.4 million compared to $24.7 million for the nine months ended March 31, 1995, primarily due to an increase in compensation and benefits.

Compensation and benefits increased $1.5 million for the nine months ended March 31, 1996, to $14.9 million. The increase is a function of the 86.6% increase in loan volume during the current nine month period which has increased loan officer commissions and other loan department related compensation. Additionally, benefits expense has increased $352,000 due to higher FICA taxes, employee benefit plan and training expenses.

EXTRAORDINARY ITEM - The Company reported an extraordinary loss of $474,000 for the nine months ended March 31, 1996. This item relates to the prepayment of $20.9 million of 10% subordinated capital notes originally due in 2002, in November 1995.

INCOME TAXES - The Company recorded a provision for income taxes of $7.9 million attributable to income from continuing operations for the nine months ended March 31, 1996, or an effective income tax rate of 38.6%. Income tax expense for the nine months ended March 31, 1995, was $6.6 million, or an effective income tax rate of 38.2%.

PART II  -  OTHER INFORMATION
- - -----------------------------

Item 1. Legal Proceedings. The Company is not presently engaged in any legal proceedings of a material nature.

Item 2. Changes in Securities.  Not Applicable.

Item 3. Defaults Upon Senior Securities.  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit No. 11.  Statement re: Computation of Per Share Earnings


                                                                                NINE
                                                        QUARTER ENDED        MONTHS ENDED
                                                        MARCH 31, 1996      MARCH 31, 1996
                                                        --------------      --------------

Net income                                              $4,201,000          $12,016,000
                                                         =========           ==========

Weighted average shares outstanding                      5,295,161            5,421,921

Common stock equivalents due to dilutive
effect of stock options                                    379,925              378,096
                                                         ---------           ----------

Total weighted average common shares and
equivalents outstanding for primary computation          5,675,086            5,800,017
                                                         =========           ==========

Primary earnings per share                              $      .74          $      2.07
                                                         =========           ==========

Total weighted average common shares and
equivalents outstanding for primary computation          5,675,086            5,800,017

Additional dilutive shares using the end of period
market value versus the average market value
when applying the treasury stock method                          -                3,196
                                                         ---------           ----------

Total weighted average common shares and
equivalents outstanding for fully-diluted computation    5,675,086            5,803,213
                                                         =========           ==========

Fully-diluted earnings per share                         $     .74                 2.07
                                                         =========           ==========


      (b) Reports on Form 8-K.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     MAF Bancorp. Inc.
                                                     -----------------
                                                       (Registrant)





Date:  May 9, 1996                     /s/ Allen H. Koranda
       -----------                     -----------------------------------------
                                       Allen H. Koranda
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Duly Authorized Officer)






Date:  May 9, 1996                     /s/ Jerry Weberling
       -----------                     -----------------------------------------
                                       Jerry Weberling
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)