Form 10-K
period 1996-06-30
MAF BANCORP INC
filed 1996-09-20
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                Annual report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996     Commission file number 0-18121

                              -------------------

                               MAF Bancorp, Inc.

                Delaware                           36-3664868
         (State of incorporation)       (IRS Employer identification No.)

         55th Street & Holmes Avenue, Clarendon Hills, Illinois   60514
                        Telephone Number (630) 325-7300

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share                 NASDAQ
         (Title of Class)            (Name of each exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X         No
                                       ----------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

Based upon the closing price of the registrant's common stock as of September 4, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $210,172,307.*

The number of shares of Common Stock outstanding as of September 4, 1996:
10,476,450
- --------------------------------------------------------------------------------

                      Documents Incorporated by Reference

PART III - Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on October 23, 1996 are incorporated by reference into
Part III hereof.
- ---------------------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are shares held by various employee benefit plans where trustees are (i) directors or executive officers of the registrant or (ii) required to vote a portion of unallocated shares at the direction of employees.
================================================================================

                                    PART I

Item 1.  Business

General

  MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the consumer banking business through its wholly owned subsidiaries, Mid America Federal Savings Bank ("Bank") and secondarily, in the residential real estate development business through MAF Developments, Inc. ("MAF Developments").

  On May 30, 1996, the Company successfully completed its acquisition of N.S. Bancorp, Inc. ("NSBI"), which was the sole shareholder of Northwestern Savings Bank ("Northwestern"). At acquisition date, Northwestern had $749.7 million in loans receivable, which are primarily one-to four- family residential mortgage loans, and $872.0 million in deposits, which were serviced from six branch locations. All but one of the branches are in markets which the Bank did not service in the past. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed review of the acquisition.

  The Bank is a consumer-oriented financial institution offering various financial services to its customers through 20 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago, due to the acquisition of NSBI. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly owned subsidiaries, MAF Developments, Inc. ("MAF Developments"), and Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), which the Company acquired with NSBI, the Company and the Bank are also engaged in real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and a brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

  The Company's executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514. The telephone number is (630) 325-7300.

Market Data

  Based on total assets at June 30, 1996, the Bank is the one of the largest financial institutions headquartered in the Chicago metropolitan area, with its home office located in Clarendon Hills, Illinois in the southeastern portion of DuPage County. Through its network of 20 retail banking offices, the Bank serves the residential, commercial and high technology sector west of Chicago, including western Cook County, northern Will County, eastern Kane County and DuPage County, as well as the northwest side of the City of Chicago.

Competition

  The Bank is faced with increasing competition in attracting retail customer business, including deposit accounts and loan originations. Competition for deposit accounts comes primarily from other savings institutions, commercial banks, money market funds, and insurance companies (primarily in the form of annuity products). Factors affecting the attraction of customers include interest rates offered, convenience of branch locations, ease of business transactions, and office hours. Competition for loan products come primarily from other mortgage brokers, savings institutions, commercial banks and mortgage banking companies. Factors affecting business include interest rates, terms, fees, customer service, and more recently, over-capacity in the loan origination market.

Regulatory Environment

  The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Bank can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress, could have a material impact on the Bank and its operations.

  Legislation is pending in Congress to mitigate the effect of the Bank Insurance Fund ("BIF") Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment would be imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, currently March 31, 1995, to recapitalize the SAIF. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 79 to 85 basis points of insured deposits. The legislation would also require that the BIF and SAIF be merged, provided that subsequent legislation is enacted requiring federal savings associations to become national banks or state chartered banks or thrifts, and that the Financing Insurance Company ("FICO") payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted the specific terms of such legislation including the amount of any special assessment and when and whether ongoing SAIF insurance premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses of the Company. The assessment of a 79 to 85 basis point fee to recapitalize the SAIF would result in a $10.4 million to $11.1 million payment on an after tax basis, based on deposits as of March 31, 1995.

Executive Officers of the Registrant

  The following executive officers were employed by the Company and the Bank as of July 1, 1996.


           Name              Age                 Position(s) Held
           ----              ---                 ----------------

Allen H. Koranda              50       Chairman of the Board and Chief Executive
                                       Officer of the Company and the Bank

Kenneth Koranda               46       President and Director of the Company and the
                                       Bank

Jerry A. Weberling            45       Executive Vice President and Chief Financial
                                       Officer of the Company and the Bank

Gerard J. Buccino             35       Senior Vice President and Controller of the
                                       Company and the Bank

William Haider                45       Senior Vice President of the Company and the
                                       Bank; President of Mid America Developments
                                       and MAF Developments

Michael J. Janssen            37       Senior Vice President of the Company and the
                                       Bank

David W. Kohlsaat             42       Senior Vice President of the Company and the
                                       Bank

Thomas Miers                  44       Senior Vice President of the Company and the
                                       Bank

Kenneth Rusdal                54       Senior Vice President of the Company and the
                                       Bank

Lois B. Vasto                 62       Senior Vice President and Director of the
                                       Company and the Bank

Sharon Wheeler                43       Senior Vice President of the Company and the
                                       Bank

Alan W. Schatz                38       First Vice President of the Bank

Carolyn Pihera                53       Vice President and Corporate Secretary of the
                                       Company and the Bank

Hugo Koranda                  81       Chairman Emeritus of the Bank


Biographical Information

  Set forth below is certain information with respect to executive officers of the Company and the Bank. Unless otherwise indicated, the principal occupation listed for each person below has been his principal occupation for the past five years.

  Allen H. Koranda has been Chairman of the Board and Chief Executive Officer of the Company since August, 1989, and of the Bank since May, 1984. He joined the Bank in 1972. He is also Senior Vice President and a director of Mid America Developments, a wholly owned subsidiary of the Bank. Mr. Koranda holds Bachelor of Arts and Juris Doctor degrees from Northwestern University. Mr. Koranda is the brother of Kenneth Koranda.

  Kenneth Koranda has been President of the Company since August, 1989, and of the Bank since July 1984. He joined the Bank in 1972. He is also Chairman of Mid America Developments. Mr. Koranda holds a Bachelor of Arts degree from Stanford University and a Juris Doctor degree from Northwestern University. Mr. Koranda is the brother of Allen Koranda.

  Jerry A. Weberling has been Executive Vice President and Chief Financial Officer of the Company and the Bank since July 1993. Prior to that, he was Senior Vice President of the Company since August, 1989, and Senior Vice President and Chief Financial Officer of the Bank from March 1990 to July 1993. He was Senior Vice President and Controller from 1986 to March 1990. He joined the Bank in 1984. He is a certified public accountant. Mr. Weberling holds a Bachelor of Science degree from Northern Illinois University.

  Gerard J. Buccino was named Senior Vice President and Controller of the Company and the Bank in July 1996. Prior to that he was First Vice President and Controller of the Company and the Bank from July 1993 to July 1996 and Vice President and Controller of the Company and the Bank from March 1990 to July 1993. He is a certified public accountant. Mr. Buccino holds a Bachelor of Science degree from Marquette University and a Master of Business Administration degree from the University of Chicago Graduate School of Business.

  William Haider was named Senior Vice President of the Company and the Bank in July 1996. Prior to that he was Vice President of the Company since April 1993 and of the Bank since 1987. He is President of Mid America Developments and MAF Developments, managing the real estate development activities of the Company. Mr. Haider holds a Bachelor of Science degree from Southern Illinois University. He joined the Bank in 1984.

  Michael J. Janssen was named Senior Vice President - Investor Relations and Taxation of the Company and the Bank in July 1996. Prior to that he was First Vice President - Investor Relations and Taxation of the Company and the Bank from July 1993 to July 1996, and Vice President of the Company from March 1990 to July 1993. He is a certified public accountant. Mr. Janssen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Science of Taxation degree from DePaul University.

  David W. Kohlsaat was named Senior Vice President - Administration in July 1996. Prior to that he was First Vice President - Administration of the Company from July 1993 to July 1996, and is responsible for retail deposit administration and Human Resources. He has been Vice President of the Company since April 1993 and of the Bank since 1980. Mr. Kohlsaat holds a Bachelor of Science degree from Southern Methodist University. He joined the Bank in 1976.

  Thomas Miers has been Senior Vice President of the Company since April 1993 and Senior Vice President-Retail Banking of the Bank since January 1992. Prior to that he was Senior Vice President - Marketing. Mr. Miers holds a Bachelor of Science degree from George Williams College. He joined the Bank in 1979.

  Kenneth Rusdal has been Senior Vice President of the Company since April 1993 and Senior Vice President-Operations and Information System since January 1992. Prior to that he was Senior Vice President-Information Systems from 1987 through 1991. He also served as Vice President of Software Development for FISERV, Inc., where he was employed from 1983 to 1987.

  Lois B. Vasto has been Senior Vice President of the Company since August, 1989, and Senior Vice President - Loan Operations of the Bank since May 1984. She joined the Bank in 1953. She is also Senior Vice President of Mid America Developments and Secretary of Mid America Insurance, wholly-owned subsidiaries of the Bank.

  Sharon Wheeler has been Senior Vice President of the Company since April 1993 and has been Senior Vice President - Residential Lending of the Bank since July 1986. She joined the Bank in 1971.

  Alan W. Schatz was named First Vice President - Secondary Marketing of the Bank in July 1996. Prior to that he was Vice President - Secondary Marketing of the Bank from September 1992 to July 1996. Prior to that he served as the Director of Trading and Risk Management at First Illinois Mortgage Corporation where he was employed from 1987 until 1992. Mr. Schatz holds a Bachelor of Science degree from the University of Illinois at Chicago and a Master of Business Administration degree from Rosary College.

  Carolyn Pihera has been Vice President since 1979 and Corporate Secretary to the Board of Directors of the Company since August 1989, and of the Bank since 1980. She joined the Bank in 1959 and currently is also Office Manager of the Clarendon Hills office.

  Hugo Koranda is an executive officer and Chairman Emeritus of the Bank. He served as Chairman of the Board of the Bank until 1984. He served as a consultant to the Bank from July 1989 until April 1991. Mr. Koranda is the father of Allen and Kenneth Koranda.

  Employees

  The Bank employs a total of 849 full time equivalent employees as of June 30, 1996. Management considers its relationship with its employees to be excellent.

Item 2.   Properties

  The Company neither owns nor leases any real property. For the time being, it utilizes the property and equipment of the Bank without payment to the Bank.

  The Bank conducts its business through 20 retail banking offices, including its executive location in Clarendon Hills, Illinois. The Bank has its own data processing facilities. The data processing equipment primarily consists of mainframe hardware, personal computers and ATMs. At June 30, 1996, the data processing equipment owned has a net book value of $2.7 million.

  The following table sets forth information regarding the Bank's executive office and its 20 branches. At June 30, 1996, the total net book value of the Bank's premises and related equipment was $31.2 million.



                                              Date Leased       Date Lease          % of Total              Net Book Value
         Location                             or Acquired        Expires             Deposits                June 30,1996
         --------                             ------------      ----------          -----------              ------------
                                                                              (dollars in thousands)
  Executive and Home Office
  55th Street and Holmes Avenue
  Clarendon Hills, Illinois  60514            1975/1986          owned               11.05%                 $   4,879

  Branches

  Chicago, Illinois
  2300 North Western Avenue                      1996            owned                5.81                      2,433
  3844 West Belmont Avenue                       1996            owned               11.59                      1,836
  6333 North Milwaukee Avenue                    1996             2001                4.80                         73
  5075 South Archer Avenue                       1996            owned                7.35                      1,017

  Norridge, Illinois
  4100 North Harlem Avenue                       1996             1999                5.42                         --

  Cicero, Illinois
  5900/5847 West Cermak Road                  1939/1978          owned               14.41                      1,221
  4830 West Cermak Road                          1970            owned                1.78                        458

  Berwyn, Illinois
  6620 West Ogden Avenue                         1996            owned                0.25                      1,248
  6650 West Cermak Avenue                        1996            owned                3.94                      1,526

  Riverside, Illinois
  40 East Burlington                             1977            owned                4.44                        967

  LaGrange Park, Illinois
  1921 East 31st Street                          1981            owned                4.44                        881

  Western Springs, Illinois
  40 West 47th Street                            1978            owned                3.55                        782

  Naperville, Illinois
  1001 South Washington                          1974            owned                7.79                      1,874
  9 East Ogden Avenue                            1982            owned                1.81                        962
  1308 S. Naperville Blvd.                       1987            owned                2.65                      1,493
  3040 Book Road                                 1993             1997                 .66

  Wheaton, Illinois
  250 East Roosevelt Road                        1977            owned                3.77                        970
  161 Danada Square East                         1988             2009                1.53                        334

  St. Charles, Illinois
  2600 East Main Street                          1979            owned                2.96                      2,161

  Other fixed assets                                                                    --                      6,130
                                                                                    ---------                  -------
    Total                                                                           100.00%                 $  31,245
                                                                                    =========                  =======

Item 3.   Legal Proceedings

  There are no outstanding legal proceedings against the Company. There are various actions pending against the Bank but, in the opinion of management, the probable liability resulting from these suits is unlikely, individually or in the aggregate, to have a material effect on the Bank's or the Company's financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

  (a) The Company held a special meeting of Stockholders on May 29, 1996.

  (b) Not applicable.

  (c) The following matters were voted upon at the special meeting, and the number of affirmative votes and negative votes cast with respect to the matters follows.

      (i) Approval and adoption of the Amended and Restated Agreement and Plan of Reorganization, dated November 29, 1996, by and between MAF Bancorp and N.S. Bancorp, Inc. pursuant to which N.S. Bancorp, Inc. will be merged into MAF Bancorp:

                      For          Against         Abstain
                      ---          -------         -------
                    4,118,600       25,257         156,227

      (ii) Amendment to the Certificate of Incorporation of MAF Bancorp to increase the number of authorized shares of its Common Stock from 20 million shares to 40 million shares:

                      For          Against         Abstain
                      ---          -------         -------
                    4,169,899       90,645          39,540

  (d) None.

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholders
Matters

  The Company's common stock is traded over-the-counter and quoted on the NASDAQ/National Market System under the symbol "MAFB". As of September 4, 1996, the Company had 1,798 stockholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated in fiscal 1996 and 1995.


                                      1996                    1995
                                   -----------             ------------
                                   High    Low             High    Low
                                   -----  -----            -----  -----

        First Quarter              25.50  20.68            20.91  19.32
        Second Quarter             26.25  24.00            20.91  16.36
        Third Quarter              25.50  24.50            21.70  17.05
        Fourth Quarter             27.00  24.00            21.59  20.45

  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  The Company declared $0.32 per share in dividends during fiscal 1996, and $0.291 per share in dividends during fiscal 1995. The Company's ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various restrictions. See Item 7. "Management's Discussion and Analysis-Regulation and Supervision - Federal Savings Institution Regulation - Limitation on Capital Distributions."

Item 6.  Selected Financial Data

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See
Item 8.  "Financial Statements and Supplementary Data."

                                                                                          At June 30,
                                                        ---------------------------------------------------------------------------
                                                           1996               1995               1994            1993        1992
                                                        ----------          ---------          ---------      ---------   ---------
                                                                          (Dollars in thousands, except per share data)
Selected Financial Data:
 Total assets                                          $ 3,117,149          1,783,076          1,586,334      1,544,439   1,513,331
 Loans receivable, net                                   2,293,399          1,267,453          1,010,992        963,680     946,038
 Mortgage-backed securities                                418,102            307,390            347,902        362,172     321,356
 Interest-bearing deposits                                  37,496             10,465             29,922         43,312      71,242
 Federal funds sold                                          5,700              9,360             17,450         12,625      11,800
 Investment securities                                     171,251             90,319             97,260         69,606      74,784
 Real estate held for development or sale                   26,620             11,454              6,404         14,174      13,956
 Deposits                                                2,254,100          1,313,306          1,292,531      1,290,072   1,268,557
 Borrowed funds                                            537,696            307,024            149,856        117,581     130,905
 Subordinated capital notes, net                            26,676             20,100             20,027         19,962      19,915
 Stockholders' equity                                      242,226            105,419             95,150         85,002      70,202
 Book value per share                                        23.42              19.19              16.77          14.49       12.03
 Tangible book value per share                               19.98              19.19              16.77          14.49       12.03

                                                                                  For the Year Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                           1996               1995               1994            1993        1992
                                                        ----------          ---------          ---------      ---------   ---------
                                                                      (Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income                                        $   143,095            114,963            103,778        112,854     122,602
Interest expense                                            93,221             73,367             69,694         74,311      87,300
                                                        ----------          ---------          ---------      ---------   ---------
 Net interest income                                        49,874             41,596             34,084         38,543      35,302
Provision for loan losses                                      700                475              1,200          2,700       4,100
                                                        ----------          ---------          ---------      ---------   ---------
 Net interest income after provision
  for loan losses                                           49,174             41,121             32,884         35,843      31,202
Non-interest income:
 Gain (loss) on sale of:
  Loans receivable and
   mortgage-backed securities                                  198                (56)             3,135          5,364       4,177
  Loan servicing rights                                          -                  -                  -              -       1,296
 Income from real estate operations                          4,786              7,497              7,719          3,427       2,749
 Gain (loss) on sale and writedown of:
  Investment securities                                        188               (231)               200           (717)         68
  Foreclosed real estate                                        50                181                145         (1,624)       (880)

 Loan servicing fee income                                   2,394              2,373              2,456          2,566       2,735
 Other                                                       9,484              6,886              5,993          5,297       5,644
                                                        ----------          ---------          ---------      ---------   ---------
  Total non-interest income                                 17,100             16,650             19,648         14,313      15,789
Non-interest expense:
 Compensation and benefits                                  21,209             18,257             16,954         15,138      15,815
 Office occupancy and equipment                              3,774              3,522              3,569          3,539       3,753
 Federal deposit insurance premiums                          3,255              3,003              2,996          2,430       2,699
 Other                                                       9,548              8,630              7,797          7,136       7,440
                                                        ----------          ---------          ---------      ---------   ---------
  Total non-interest expense                                37,786             33,412             31,316         28,243      29,707
                                                        ----------          ---------          ---------      ---------   ---------
  Income before income taxes
   and other items                                          28,488             24,359             21,216         21,913      17,284
Income taxes                                                10,805              9,316              7,766          8,402       8,401
                                                        ----------          ---------          ---------      ---------   ---------
  Income before other items                                 17,683             15,043             13,450         13,511       8,883
Other items (1)                                               (474)                 -                  -            435         913
                                                        ----------          ---------          ---------      ---------   ---------
  Net income                                           $    17,209             15,043             13,450         13,946       9,796
                                                        ==========          =========          =========      =========   =========
Primary earnings per share                             $      2.76               2.54               2.22           2.27        1.66
                                                        ==========          =========          =========      =========   =========
Fully-diluted earnings per share                       $      2.76               2.54               2.22           2.26        1.63
                                                        ==========          =========          =========      =========   =========

                                                                    For the Year Ended June 30,
                                                 -------------------------------------------------------------
                                                  1996           1995         1994         1993          1992
                                                 ------         ------       ------       ------        ------
                                                           (Dollars in thousands, except per share data)
Selected Financial Ratios and
 Other Data:
Return on average assets                              .85%         .90%         .85%         .91%          .67%
Return on average equity                            14.21        15.22        14.80        17.80         15.03
Average stockholders' equity
 to average assets                                   6.00         5.91         5.75         5.09          4.43
Stockholders' equity to total assets                 7.77         5.91         6.00         5.50          4.64
Tangible and core capital to
 total assets (Bank only)                            7.02         5.64         5.90         5.71          5.28
Risk-based capital ratio (Bank only)                15.36        12.07        13.24        12.77         11.06
Interest rate spread during period                   2.24         2.29         1.99         2.38          2.31
Net yield on average interest-earning assets         2.62         2.62         2.29         2.66          2.55
Average interest-earning assets to average
 interest-bearing liabilities                      107.83       107.22       106.48       105.55        103.75
Non-interest expense to average assets               1.87         2.00         1.98         1.83          2.02
Non-interest expense to average assets and
 average loans serviced for others                   1.27         1.31         1.31         1.18          1.23
Ratio of earnings to fixed charges:
 Including interest on deposits                      1.30x        1.32x        1.30x        1.29x         1.19x
 Excluding interest on deposits                      1.94x        2.34x        2.24x        2.43x         2.15x
Non-performing loans to total loans                   .56          .57          .83         1.37          1.58
Non-performing assets to total assets                 .44          .42          .75         1.26          1.60
Cumulative one-year gap                              5.22         4.89         1.84         4.06         (1.83)
Number of deposit accounts                        255,960      164,592      148,519      149,218       152,702
Mortgage loans serviced for others             $1,040,260      887,887      823,924      828,776       877,649
Loan originations                                 989,753      585,882      813,689      809,486       650,883
Full-service customer service facilities               20           13           13           12            12

Stock Price and Dividend Information

High                                           $    27.00        21.70        22.27        17.42          8.94
Low                                                 20.68        16.36        16.07         8.37          4.24
Close                                               24.50        21.36        20.91        16.36          8.64

Cash dividends per share                              .32         .291          -            -              -
Dividend payout ratio                               11.59%       11.46%         -            -              -

- ----------------------
(1) Other items in 1996 represents a $474,000 extraordinary charge for the early extinguishment of debt. Other items in 1993 represents a $1.25 million credit for the cumulative effect of a change in accounting for income taxes, offset by an $815,000 extraordinary charge incurred on the prepayment of debt. The other item in 1992 represents an extraordinary credit primarily from the utilization of net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Net income for the Company was $17.2 million, or $2.76 per full-diluted share for the year ended June 30, 1996, compared to $15.0 million, or $2.54 per fully-diluted share for the year ended June 30, 1995 and $13.5 million, or $2.22 per fully-diluted share for the year ended June 30, 1994. On an operating basis, the Company earned $2.84 per fully-diluted share in 1996 before consideration of a $474,000 or $0.08 per share extraordinary loss on the early repayment of subordinated capital notes. Earnings improvements are largely a result of improved net interest margins, and increased fee income, coupled with controlled operating expenses. Per share income has also been improved as a result of share repurchase programs over the past two years.

  Highlights of results for the Company's performance in fiscal 1996 are as follows:

        . The Company completed the acquisition of N.S. Bancorp, opening the Company to new, stable deposit markets characterized by loyal low cost deposit base.

        . Assets grew by $1.3 billion, due to the acquisition of NSBI, as well as due to strong loan portfolio growth originated by the Bank.

        . Loan originations increased 69% to $989.8 million in 1996, from $585.9 million in 1995, including a 131% increase in wholesale loan originations to $360.9 million in 1996.

        . Net interest income improved to $49.2 million in 1996 compared to $41.1 million in 1995, while maintaining an average net interest margin of 2.62% for both years.

        . Deposit account service charges increased 46.2% in 1996, following a 38.6% increase in 1995, due to continued growth in the Bank's checking account base.

        . Non-interest expenses declined as a percentage of average assets between 1996 and 1995.

Acquisition

  On May 30, 1996, the Company completed its acquisition of NSBI, and its wholly-owned subsidiary, Northwestern, for cash and stock totaling $269.7 million. The Company paid $41.18 per share of NSBI in the form of $20.1799 cash and .8549 shares of the Company's common stock. The Company issued 5.2 million shares in the acquisition, nearly doubling the number shares outstanding as a result of the transaction. The cash portion of the purchase was made from existing cash, as well as funds from Northwestern in the form of a dividend due to their excess capital position as of the acquisition date. Additionally, the Company obtained a $35.0 million unsecured term bank loan with a local commercial bank. The loan has a final maturity of seven years, and amortizes on an increasing basis beginning in 1998.

  As a result of the merger, the Bank becomes the second largest independent savings institution and the ninth largest financial institution overall in the Chicago metropolitan area. Northwestern had $872.0 million of deposits at the merger date, serviced from six locations in Cook County, Illinois, giving the Bank access to markets in which it did not operate previously.

  The transaction was accounted for under the purchase method. As such, on May 30, 1996, the Company valued the assets and liabilities of NSBI at fair value, and created goodwill and other intangible assets of $35.9 million as a result of the transaction. Amortization of these intangibles was immaterial in 1996, and is expected to be approximately $2.8 million for fiscal 1997.

Net Interest Income

  Net interest income is the principal source of earnings for the Company, and consists of interest on loans, mortgage-backed and investments securities, offset by interest expense on deposits and borrowed funds. Net interest income fluctuates due to a variety of reasons, most notably due to the size of the balance sheet, changes in interest rates, and to a lesser extent asset quality. The Company seeks to increase net interest income without materially mismatching maturities of the interest-earning assets it invests in compared to the interest-bearing liabilities which fund such investments.

  Net interest income before the provision for loan losses increased $8.3 million, or 19.9% to $49.9 million for the year ended June 30, 1996, compared to $41.6 million for the year ended June 30, 1995. This improvement follows a $7.5 million, or 22.0% increase for the year ended June 30, 1995 compared to the year ended June 30, 1994. The net interest margin (net interest income divided by average interest-earning assets) remained constant at 2.62% for the years ended June 30, 1996 and 1995, and increased from 2.29% for the year ended June 30, 1994. The stability in the net interest margin in 1996 was primarily due to a 28 basis point increase in the yield on average interest earning assets, offset by an increase in the average cost of funds of 33 basis points. Although the net interest spread declined by 5 basis points, this was offset by growth in the balance of interest-earning assets over interest-bearing liabilities, due to the increased capital level of the Bank. The major reason for the increase in the net interest margin between 1995 and 1994 was due to the Bank's collateralized mortgage obligation ("CMO") bonds payable. Due to accelerated prepayments of the mortgage-backed securities which underlie the CMO bonds, the Bank needed to accelerate amortization of the related CMO bond discount in 1994, which significantly reduced net interest income. The net negative impact to net interest income from the CMO bonds was $4.0 million in 1994, while only $467,000 in 1995, and $409,000 in 1996.

Rate/Volume Analysis

  The table below describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense on a fully taxable equivalent basis during the periods indicated.


                                                                           1996 vs 1995                      1995 vs 1994
                                                                      ------------------------       ----------------------------
                                             Interest                 Total         Due to               Total        Due to
                                 ----------------------------                   --------------                  -----------------
                                   1996        1995     1994          Change    Volume    Rate          Change    Volume    Rate
                                  ------      ------   ------         ------    ------    ----          ------    ------    ----
                                                                               (In thousands)
Interest-earning assets:
 Loans receivable                 $ 115,466   86,511   75,781          28,955    27,454   1,501         10,730    9,824      906
 Mortgage-backed securities          18,291   19,747   20,304          (1,456)   (1,961)    505           (557)  (1,095)     538
 Investment securities                6,382    5,253    4,958           1,129       859     270            295      (87)     382
 Interest-bearing deposits            2,064    2,068    2,390              (4)     (593)    589           (322)  (1,155)     833
 Federal funds sold                   1,121    1,596      562            (475)     (771)    296          1,034      646      388
                                    -------  -------  -------          ------    ------   -----         ------   ------    ------
  Total interest income             143,324  115,175  103,995          28,149    24,988   3,161         11,180    8,133    3,047
                                    -------  -------  -------          ------    ------   -----         ------   ------    ------

Interest-bearing liabilities:
 Deposits                            63,325   55,794   53,004           7,531     4,699   2,832          2,790      276    2,514
 Borrowed funds                      29,896   17,573   16,690          12,323    12,871    (548)           883    6,380   (5,497)
                                    -------  -------  -------          ------    ------   -----         ------   ------   ------
  Total interest expense             93,221   73,367   69,694          19,854    17,570   2,284          3,673    6,656   (2,983)
                                    -------  -------  -------          ------    ------   -----         ------   ------   ------
 Net interest income              $  50,103   41,808   34,301           8,295     7,418     877          7,507    1,477    6,030
                                    =======  =======  =======          ======    ======   =====         ======   ======   ======

  The average yield on interest-earning assets improved during 1996 to 7.49% compared to 7.21% in 1995 and to 6.94% in 1994 due to increases in interest rates, driven primarily by a 13 basis point increase in the yield on loans receivable, and mostly stable average yields on other interest-earning assets, due to the relative stability of short-term interest rates during 1996. The increase in the average yield on interest-earning assets in 1995 was due to increasing short-term interest rates, which had a more dramatic impact on the yield on liquid investments, as well as increasing Treasury and Cost of Funds Index ("COFI") indices leading to improved yields on adjustable-rate loans and mortgage-backed securities.

  The Company's average balance of investment securities, interest-bearing deposits and federal funds sold has been relatively consistent over the past three fiscal years, due to the addition of loans receivable over this time period. The average balance of these assets was $138.9 million in 1996, a level at which the Bank maintains sufficient liquidity for operating and regulatory purposes, as well as investment securities for collateral purposes. Average loans receivable increased by $352.6 million, or 31.1% in 1996, following a $128.3, or 12.8% increase in 1995. The increase in 1996 was augmented by the addition of $749.7 million of loans receivable from the NSBI merger. Increases in loans receivable have been funded primarily with additional borrowings, due to the lack of available liquidity and the relatively small growth in savings deposits. As a result of increased loan origination activity, the Bank has relied less on the purchase of mortgage-backed securities for investment purposes. The average balance of mortgage-backed securities has declined for the last two years, decreasing by $31.3 million in 1996, and by $18.1 million in 1995, due to normal amortization and prepayments.

  The average cost of savings deposits increased 22 basis points in 1996, primarily due to increased rates on certificates of deposits. The 20 basis point increase in the cost of savings deposits in 1995 was due to the ability of management to lag increases in short-term interest rates when pricing deposit products while still remaining competitive. Average deposits remained relatively constant between 1995 and 1994, and increased $102.0 million in 1996, due to lower savings outflows, higher interest credited to accounts, as well as the addition of $872.0 million in deposits from the acquisition of NSBI.

  Because of the inability to increase savings deposits, the increase in interest-earning assets in 1996 and 1995 was funded with borrowed funds, primarily FHLB of Chicago advances, and a limited amount of reverse repurchase agreements. Average borrowings increased $183.3 million in 1996, after increasing $75.8 million in 1995. Additional borrowings in 1996 did lead to a decrease in the average cost of borrowings by 22 basis points, although this is somewhat attributable to the shorter duration of adjustable-rate advances from the FHLB of Chicago, and short-term reverse repurchase agreements. Included in the increase in borrowed funds in 1996 is a $35.0 million unsecured term bank loan which was obtained for the acquisition of NSBI. The loan carries an interest rate of the one-month London interbank offering rate ("LIBOR") plus 1%, or 6.47% at June 30, 1996. The loan is convertible all or in part, with certain limitations at the end of any repricing period into a fixed rate loan at the discretion of management at 1.25% over the U.S. Treasury rate corresponding to the term to the final maturity of the loan, which is December 31, 2003.

  Offsetting the increase in borrowed funds was the continued reduction in the Bank's CMO bonds payable issued by Mid America Finance Corporation ("MAFC"). In 1996 and 1995, the rate of prepayment on the underlying mortgage-backed securities slowed compared to 1994, leading to a decrease in the CMO bonds payable of $4.5 million in 1996, compared to $4.7 million in 1995 and $38.9 million in 1994. At June 30, 1996, the outstanding balance of the Bank's CMO bonds payable issued by MAFC was $14.7 million net of unamortized discounts of $1.2 million.

Average Balance Sheets

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at June 30, 1996 includes fees which are considered adjustments to yield.

                                                                             Year Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                            1996                                                 1995
                                              -------------------------------------            -------------------------------------
                                                                           Average                                         Average
                                                 Average                     Yield/              Average                     Yield/
                                                 Balance       Interest       Cost               Balance       Interest       Cost
                                                 -------       --------       ----               -------       --------       ----
                                                                               (Dollars in thousands)
Assets:
Interest-earning assets:
 Loans receivable                             $1,485,309        115,466       7.77%           $1,132,669     $   86,511       7.64%
 Mortgage-backed securities                      289,759         18,291       6.31               321,074         19,747       6.15
 Investment securities (1)                       100,671          6,382       6.34                86,932          5,253       6.04
 Interest-bearing deposits                        24,128          2,064       8.55                32,205          2,068       6.42
 Federal funds sold                               14,088          1,121       7.96                24,389          1,596       6.54
                                              ----------     ----------                       ----------     ----------
  Total interest-earning assets                1,913,955        143,324       7.49             1,597,269        115,175       7.21
Non-interest earning assets                      104,543                                          75,098
                                              ----------                                      ----------
  Total assets                                $2,018,498                                      $1,672,367
                                              ==========                                      ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
 Deposits                                      1,350,501         63,325       4.69            $1,248,513         55,794       4.47
 Borrowed funds                                  424,461         29,896       7.04               241,141         17,573       7.26
                                              ----------     ----------                       ----------     ----------
  Total interest-bearing liabilities           1,774,962         93,221       5.25             1,489,654         73,367       4.92
Non-interest bearing deposits                     57,665     ----------     ------                47,576     ----------     ------
Other liabilities                                 64,729                                          36,320
                                              ----------                                      ----------
  Total liabilities                            1,897,356                                       1,573,550
Stockholders' equity                             121,142                                          98,817
                                              ----------                                      ----------
  Liabilities and stockholders' equity        $2,018,498                                      $1,672,367
                                              ==========                                      ==========
Net interest income/interest rate spread                     $   50,103       2.24%                          $   41,808       2.29%
                                                             ==========     ======                           ==========     ======
Net earning assets/net yield on average
 interest-earning assets                      $  138,993                      2.62%           $  107,615                      2.62%
                                              ==========                    ======            ==========                    ======
Ratio of interest-earning assets
 to interest-bearing liabilities                 107.83%                                          107.22%
                                             ==========                                           ======


                                                        ---------------------------------             At June 30,
                                                                      1994                               1996
                                                        ---------------------------------         ----------------------
                                                                                Average
                                                         Average                 Yield/                           Yield/
                                                         Balance      Interest   Cost               Balance        Cost
                                                         -------      --------   ----               -------        ----
                                                                                  (Dollars in thousands)
   Assets:
   Interest-earning assets:
    Loans receivable                                     $1,004,342   $ 75,781   7.55%             $2,310,653      7.64%
    Mortgage-backed securities                              339,182     20,304   5.99                 418,102      6.91
    Investment securities (1)                                88,462      4,958   5.60                 171,251      6.86
    Interest-bearing deposits                                53,638      2,390   4.46                  37,496      5.89
    Federal funds sold                                       13,065        562   4.30                   5,700      5.25
                                                         ----------   --------                     ----------
     Total interest-earning assets                        1,498,689    103,995   6.94               2,943,202      7.46
   Non-interest earning assets                               81,251                                   173,947
                                                         ----------                                ----------
     Total assets                                        $1,579,940                                $3,117,149
                                                         ==========                                ==========

   Liabilities and Stockholders' Equity:
   Interest-bearing liabilities:
    Deposits                                             $1,242,130     53,004   4.27              $2,189,247      4.41
    Borrowed funds                                          165,345     16,690  10.09                 564,372      6.36
                                                         ----------   --------                     ----------
     Total interest-bearing liabilities                   1,407,475     69,694   4.95               2,753,619      4.81
                                                         ----------   --------  -----                              ----
   Non-interest bearing deposits                             47,517                                    64,853
   Other liabilities                                         34,094                                    56,451
                                                         ----------                                ----------

     Total liabilities                                    1,489,086                                 2,874,923
   Stockholders' equity                                      90,854                                   242,226
                                                         ----------                                ----------
     Liabilities and stockholders' equity                $1,579,940                                $3,117,149
                                                         ==========                                ==========
   Net interest income/interest rate spread                           $ 34,301   1.99%                             2.65%
                                                                      ========  =====                              ====
   Net earning assets/net yield on average
    interest-earning assets                              $   91,214              2.29%             $  189,583       n/a
                                                         ==========             =====              ==========
   Ratio of interest-earning assets
    to interest-bearing liabilities                          106.48%                                   106.88%
                                                         ==========                                ==========

- --------------------------
   (1) Includes $18.7 million, $10.4 million, and $10.7 million and $30.7 million of Stock in Federal Home Loan Bank of Chicago for the years ended June 30, 1996, 1995, and 1994 and at June 30, 1996, respectively.

Non-interest income

  Non-interest income is another significant source of revenue for the Company. It consists of fees earned on products and services, gains and losses from loan sale activity and income from real estate operations. Although changes in interest rates can have an impact on earnings from these sources, the impact is generally not nearly as dramatic as the impact on net interest income. Non-interest income was $17.1 million, $16.7 million and $19.6 million for the years ended June 30, 1996, 1995 and 1994, respectively. The table below shows the composition of non-interest income for the periods indicated.

                                                  For the Year Ended June 30,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  --------
                                                         (In thousands)
Gain (loss) on sale of loans and
 mortgage-backed securities                       $   198        (56)    3,135
Gain (loss) on sale and writedown of
 investment securities                                188       (231)      200
Gain on sale of foreclosed real estate                 50        181       145
Income from real estate operations                  4,786      7,497     7,719
Deposit account service charges                     4,894      3,347     2,414
Loan servicing fee income                           2,394      2,373     2,456
Brokerage commissions                               1,711      1,383     1,682
Mortgage loan late charges and other loan fees        948        759       665
Insurance commissions                                 412        432       448
Safety deposit box fees                               273        271       262
Loss on real estate owned operations, net             (17)        (5)     (300)
Other                                               1,263        699       822
                                                  -------     ------    ------
                                               $   17,100     16,650    19,648
                                                  =======     ======    ======

  The Bank recorded a net gain on the sale of loans receivable and mortgage-backed securities in 1996 of $198,000, compared to a loss of $56,000 in 1995 and to a gain of $3.1 million in 1994. In 1996, loan sale volume increased dramatically, due to a 68.9% increase in loan origination volume from 1995. In 1996, the Bank sold $269.2 million of loans, compared to $95.2 million in 1995 and $343.7 million in 1994. Although loan sale volume increased, margins on loan sales remained thin due to competitive pricing in the origination market, which often led to the Bank originating loans at near break even.

  The gains and losses on mortgage-backed securities included in the above figures represents the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. In 1996, the Bank swapped and sold $41.2 million of loans into mortgage-backed securities. In 1995, the Bank had no swap activity. During 1994, the Bank swapped and sold $4.8 million of loans into mortgage-backed securities.

  The Company had net gains on the sale of investment securities during the current year of $188,000, primarily due to the sale of marketable equity securities, compared to net losses on the sale and writedown of investment securities during 1995 of $231,000, and net gains in 1994 of $200,000. The losses in 1995 are primarily from the write-off of a $159,000 equity investment in a local community housing organization and from the sale of investment securities available for sale whose values deteriorated in the wake of rising interest rates. These losses were offset by gains on the sale of marketable equity securities. In 1994, the gains are primarily from the sale of marketable equity securities.

  Income from real estate operations decreased $2.7 million to $4.8 million in 1996, compared to $7.5 million in 1995 and $7.7 million in 1994. A summary of income from real estate operations is as follows:

                                          Year Ended June 30,
                         -------------------------------------------------------
                              1996               1995                 1994
                         -------------      --------------      ---------------
                         Lots   Income      Lots                Lots
                         Sold   (Loss)      Sold    Income      Sold     Income
                         ----   ------      ----    ------      ----     ------
                                          (Dollars in thousands)
Clow Creek Farm          145   $ 3,537        81   $ 1,711         -          -
Ashbury                   34     1,392       134     5,364       306    $ 6,975
Woods of Rivermist         -         -         6       374        15        593
Scott's Crossing           -         -         1        39         3        151
Creekside of Remington    27        81         6         9         -          -
Woodbridge                10        85         -         -         -          -
Reigate Woods              2        98         -         -         -          -
Fields of Ambria           2        17         -         -         -          -
Other                      -      (424)        -         -         -          -
                          ---    -----       ---     ------      ---      -----
                          220  $ 4,786       228   $ 7,497       324    $ 7,719
                          ===    =====       ===     =====       ===      =====


  The Company had strong sales in the 260-lot Clow Creek Farm subdivision during 1996, due to the near sellout of the successful 1,115-lot Ashbury subdivision adjacent to Clow Creek Farm. As of June 30, 1996, all of the remaining 31 lots in Ashbury are under contract, and 13 of the remaining 34 lots are under contract in Clow Creek Farm. The Company expects both of these projects will be closed-out during fiscal 1997. To replace these projects, the Company plans to commence development in the 386-lot Harmony Grove subdivision in early fiscal 1997, with closings expected to begin in the first and second quarters of 1997. A builder pre-sale in this subdivision was very successful, with 126 of the 128 lots offered to builders in the first phase under contract as of June 30, 1996. The Creekside of Remington project, located in Bolingbrook, Illinois, just east of Naperville, had strong sales early in 1996, but has since slowed. At June 30, 1996, there are no lots under contract. Margins on these lots are much lower than previous projects, due to these being smaller, lower priced lots as well as due to the sharing the development costs and profits, with a joint venture partner. Woods of Rivermist is the Company's most upscale subdivision, consisting of 31 lots. None of the remaining 10 lots were sold during 1996, although 5 are under contract as of June 30, 1996. The Scott's Crossing project was sold out in 1995.

  The sales in Woodbridge, Reigate Woods, and Fields of Ambria are results from NW Financial, the land development subsidiary of Northwestern acquired in the acquisition of NSBI. These sales represent home sales, as NW Financial's land development activity consists of land improvement and homesite construction. Sales represent one month of activity. The other loss of $424,000 represents the write-off of the Company's investment related to an option it had acquired on two parcels of land. The Company chose not to exercise its option to purchase the parcels following a thorough financial and market assessment of the project.

  Deposit account service charges increased 46.2% in 1996, to $4.9 million, following a similar increase in 1995. The results are a function of an increase in the number of checking accounts due to continued success in the Bank's direct mail checking campaign which is designed to attract new checking accounts for potential fee revenue. The 1996 improved results are primarily due to an increase in NSF charges, as the Bank did not increase per item fees on most of its transactions during 1996. In 1995, the increase in deposit account service charges was due to an increased volume of NSF transactions, as well as an increase in service fees per item.

  Loan servicing fee income is generated from loans which the Bank has originated and sold, or from purchased servicing. Loan servicing fee income totaled $2.4 million, $2.4 million and $2.5 million for 1996, 1995 and 1994, respectively, on average loans serviced for others of $963.8 million, $881.0 million, and $813.1 million, respectively. The increase in average loans serviced in 1996 is due to increased sales activity in the wake of higher loan originations. In 1995, the increase was primarily due to the bulk purchase of $66.8 million of loan servicing rights. The consistency in income from loan servicing over the past three years despite an increase in the average balance of loans serviced for others is due to the continued reduction in the average loan servicing fee, due to new sales containing only .25% in service fees, as well as the reduction in income from the amortization of purchased servicing premiums, and capitalized servicing premiums from wholesale loan originations. Amortization totaled $253,000 in 1996, $109,000 in 1995, and was diminimus in 1994.

  Through the Bank's affiliation with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Revenues rebounded from the prior year decline to $1.7 million in 1996, compared to $1.4 million in 1995 and $1.7 million in 1994. The improvement in 1996 over 1995 is due to increased sales of mutual funds and other non-traditional products, as well as sharing in a greater percentage of commissions and trailer fee income with INVEST. The decline in 1995 was attributable to an increase in interest rates which moved certain customers into certificate of deposit investments, as well as the uncertainty of investing in the stock market at the record high levels reached during the last half of 1995.

Non-interest expense

  Non-interest expense increased $4.4 million, or 13.1% to $37.8 million in 1996 compared to 1995. Non-interest expense in 1995 was $2.1 million, or 6.7% greater than non-interest expense in 1994. Adding to the large increase in 1996 is one month of operations of Northwestern. The table below shows the composition of non-interest expense for the periods indicated.

                                                     For the Year Ended June 30,
                                                     ---------------------------
                                                       1996      1995     1994
                                                     ---------  -------  -------
                                                           (In thousands)
Compensation                                           $16,790   14,474   12,975
Employee benefits                                        4,419    3,783    3,979
                                                       -------   ------   ------
 Total compensation and benefits                        21,209   18,257   16,954
Occupancy expense                                        2,469    2,274    2,297
Furniture, fixture and equipment expense                 1,305    1,248    1,272
Federal deposit insurance premiums                       3,255    3,003    2,996
Advertising and promotion                                1,746    1,760    1,408
Data processing                                          1,683    1,473    1,282
Professional fees                                          904      751      954
Postage                                                    872      659      656
Stationery, brochures and supplies                         857      618      599
ATM network fees                                           527      523      421
Telephone                                                  413      349      329
Insurance costs                                            260      298      370
Other                                                    2,051    2,199    1,778
Amortization of goodwill and core deposit
 intangible                                                235        -        -
                                                       -------   ------   ------
                                                     $  37,786   33,412   31,316
                                                       =======   ======   ======

  Compensation and benefits increased $3.0 million, or 16.2% in 1996. The primary reason for the increase is due to an increase in loan related compensation, most notably a $1.0 million increase in loan officer commissions, as well as the addition of employees, primarily to staff a new branch and to handle increased loan volume. In addition, the acquisition of NSBI increased compensation and benefits for one month in 1996, or approximately $600,000. Benefit costs increased $636,000 in 1996 due to additional FICA tax expense, as well as profit sharing and SERP benefit expenses. The $1.3 million, or 7.7% increase in 1995 was primarily due to regular annual raises for employees, as well as a reduction in the deferral of loan origination direct costs. The number of loans subject to deferral declined by 42.0% in 1995 from 1994 amounts.

  FDIC insurance premiums increased slightly in 1996, compared to 1995 and 1994. Insurance premium expense is strictly a function of average savings deposits outstanding, as the Bank's insurance premium rate has remained constant for the last three years.

  Advertising expense was consistent in 1996 compared to 1995, while it increased 25.0% in 1995 when the Bank commenced its new checking account strategy. The Bank continued its expansive retail marketing strategy during 1996, which resulted in similar expense to 1995. The primary focus of the marketing strategy is the use of direct mail to attract checking accounts as well as home equity lines of credit. These increases are a response to increased competitive pressures in the markets served by the Bank.

  Data processing expenses rose $210,000, or 14.3% in 1996, after rising $191,000 or 14.9% in 1995 due to the upgrading of data processing systems over the past few years. The Bank has installed PC technology into many of its operations as a means of controlling general operating expenses as well as providing the means to improve the speed of processing transactions.

  Other operating expenses increased a total of $722,000 in 1996, after a small increase in 1995, due to the growth in the Bank's loan portfolio, as well as checking account base, which has led to increased costs for postage, and stationary and supplies expense. The increase in professional expense in 1996 is due to $92,000 for flood insurance certifications obtained on the Bank's loan portfolio in response to new FNMA guidelines. Additionally, the Bank recognized amortization of goodwill and core deposit intangible expense of $235,000 in 1996 due to the acquisition of NSBI.


Provision for loan losses

  The provision for loan losses is recorded to provide coverage for losses on loans unknown to the Bank at the current time. Over the past three years, the Bank has maintained consistent and historically low levels of non-performing loan balances, as well as high coverage percentages of the allowance for loan losses to non-performing loans. The 1996 provision was $700,000, which was slightly larger than the 1995 provision of $475,000 primarily due to the growth of the Bank's loan portfolio during the current year. The 1995 provision for loan losses was $475,000, compared to $1.2 million in 1994 due to a decrease in the ratio of non-accrual loans to total loans during 1995. Asset quality in the loan portfolio has remained excellent over the past three years. The ratio of the allowance for loan losses to total loans receivable increased slightly to
 .75% at June 30, 1996, from .73% at June 30, 1995 and .86% at June 30, 1994.
The ratio of the allowance for loan losses to non-performing loans improved to 134.5% at June 30, 1996, compared to 128.2% at June 30, 1995 and 103.3% at June
30, 1994.

Income taxes

  For the year ended June 30, 1996, income tax expense attributable to income from continuing operations totaled $10.8 million, equal to an effective income tax rate of 37.9%, compared to $9.3 million, or an effective income tax rate of 38.2% for the year ended June 30, 1995, and $7.8 million, or an effective income tax rate of 36.6% for the year ended June 30, 1994. The lower effective tax rate in 1994 was attributable to the reversal of certain state income tax valuation allowances.

Review of Financial Condition

  Total assets increased $1.3 billion, or 74.8% to $3.1 billion at June 30, 1996, compared to $1.78 billion at June 30, 1995. The increase was due to the acquisition of NSBI, as well as growth in loans receivable, which were funded primarily with borrowed funds. At acquisition date, NSBI had assets approximately $1.2 billion, and stockholders' equity of $231.6 million.

  Cash, interest-bearing deposits and federal funds sold increased a total of $35.1 million to $94.9 million at June 30, 1996. The higher cash balance is primarily due to the acquisition, which required the maintenance of more liquidity due to deposit growth. For most of the year, the Bank used most of its available cash, in addition to outside borrowings to fund increased loan volume held for investment purposes.

  Investment securities classified as held to maturity increased $49.0 million, to $102.2 million as of June 30, 1996. The increase is due to the addition of $146.8 million of investment securities as a result of the acquisition, and purchases of $21.7 million. Offsetting these increases were maturities of $101.2 million, which were primarily used to fund the cash portion of the acquisition, as well as the transferring of $18.0 million of investment securities into the available for sale category as allowed by an implementation guide to SFAS No. 115.

  Investment securities available for sale increased $14.2 million to $38.3 million at June 30, 1996. Increases due to the transfer of $18.0 million from investments held to maturity and purchases of $31.1 million were offset by sales of $34.0 million, as well as the transfer of $2.5 million of the Company's stock previously owned by NSBI into treasury stock upon acquisition. Net unrealized gains in the available for sale portfolio were $329,000 at June 30, 1996.

  Stock in the FHLB of Chicago increased $17.7 million due to the purchase of $8.3 million of stock due to the growth in borrowings from the FHLB of Chicago, as well as $9.7 million of stock acquired from NSBI.

  Mortgage-backed securities classified as held to maturity increased $49.4 million to $293.4 million as of June 30, 1996. The increase is primarily due to $182.1 million acquired from NSBI, offset by amortization and prepayments totaling $23.7 million and the transfer of $108.7 million of CMOs into its available for sale portfolio.

  Mortgage-backed securities classified as available for sale increased $61.3 million to $124.7 million at June 30, 1996, from $63.4 at June 30, 1995. The increase is primarily due the transfer of $108.7 million of CMOs into the available for sale category, offset by amortization and prepayments of $46.1 million. At June 30, 1996, net unrealized losses in the available for sale portfolio were $1.7 million.

  Included in total mortgage-backed securities at June 30, 1996 are $328.1 million of CMO's which have 3-5 year weighted average lives, and are primarily collateralized by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") mortgage-backed securities, and to a lesser extent by whole loans. Also included in mortgage-backed securities as of June 30, 1996 and 1995 are $44.3 million, and $20.3 million, respectively, of FHLMC securities with an average yield of 8.54% and 8.52%, respectively, which collateralize a similar amount of CMO bonds issued by the Bank's special purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC"). Principal repayments and prepayments on these securities are available exclusively for the repayment of the CMO bonds which they collateralize.

  Investment securities and mortgage-backed securities acquired and classified as available-for-sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at the higher market rates. The decision whether to sell the available for sale securities or not, is based on a number of factors, including but not limited to projected funding needs, reinvestment alternatives and the relative cost of alternative liquidity sources. Investments and mortgage-backed securities classified as held to maturity cannot be sold except under extraordinary and very restrictive circumstances. Generally, these investments are acquired for investment after taking into account the Bank's cash flow needs, the investment's projected cash flows, the Bank's overall interest rate and maturity structure of the liability base used to fund these investment's and the net interest spread obtained. To the extent the Bank has been able to maintain funding costs below a market rate of interest, the potential negative impact from rising interest rates on investments and mortgage-backed securities held to maturity on net interest income in future periods has been substantially mitigated.

  Loans receivable increased 81.0%, or $1.0 billion to $2.3 billion at June 30, 1996. The increase was primarily due to the acquisition of NSBI, which added $749.7 million to loans receivable as of the acquisition date. In addition, loan origination and purchase volume (through the Bank's wholesale loan origination division) was $989.8 million, offset by amortization and prepayments of $394.3 million, as well as sales of $269.2 million. The loans sold represent long-term fixed-rate mortgages, and are sold as an integral part of the Bank's mortgage banking strategy. During the current year, the Bank originated a larger percentage of shorter-term adjustable-rate loans, which it holds in its portfolio than it did fixed-rate loans, which helped fuel the increase in the outstanding balance of loans receivable held for investment purposes.

  The allowance for loan losses increased to $17.3 million as of June 30, 1996, due to the acquisition of NSBI, which had $7.7 million in its allowance for loan losses as of the acquisition date, and a current year provision for loan losses of $700,000. Net charge-offs in 1996 were $365,000. As of June 30, 1996, the Bank's ratio of the allowance for loan losses to total non-performing loans was 134.5%, compared to 128.2% as of June 30, 1995. In addition, the ratio of the allowance for loan losses to total loans was relatively consistent at .75% at June 30, 1996, compared to .73% at June 30, 1995.

  Real estate held for development or sale increased $15.2 million to $26.6 million at June 30, 1996. A summary of real estate held for development or sale is as follows:

                                     June 30,
                                  ---------------
                                   1996     1995
                                  -------  ------
                                  (in thousands)
MAF Developments, Inc.
 Harmony Grove                   $  5,104   2,536
 Clow Creek Farm                    1,168   3,924
 Creekside of Remington             1,807   1,734
 Other                                  -     357
                                  -------  ------
                                    8,079   8,551
                                  -------  ------

Mid America Developments, Inc.
 Ashbury                            1,196   2,042
 Woods of Rivermist                   755     861
                                  -------  ------
                                    1,951   2,903
                                  -------  ------

NW Financial, Inc.
 Reigate Woods                      7,734       -
 Woodbridge                         6,475       -
 Fields of Ambria                   2,381       -
                                  -------  ------
                                   16,590       -
                                  -------  ------
                                 $ 26,620  11,454
                                  =======  ======

  The primary reason for the increase in real estate held for development or sale is due to the acquisition of NSBI, and its real estate subsidiary, NW Financial. NW Financial's projects differ from those of the Bank and Company, as they not only develop lots for single-family development, but also participate in home construction on these developed lots as well. Currently, management of the Bank intends to operate NW Financial's projects through their completion. However, management does not currently plan to seek additional projects which include home construction.

  Activity at MAF Developments, owned by the Company, included the additional purchase of land for Harmony Grove, which is currently being developed. The Company held a builder pre-sale in June, 1996 where 128 lots in the first phase of the project were offered. Of these lots, 126 were sold, and are scheduled to close in the first and second quarters of 1997. The decline in Clow Creek Farm is due to the successful sale of a majority of this project. At June 30, 1996, there are 34 lots remaining, of which 13 are under contract. Creekside of Remington's investment remained constant due to 27 lot sales being offset by development costs. No sales are pending in Creekside at June 30, 1996. The other category represented preliminary costs associated with two parcels of land which the Company had an option to purchase. During 1996, the Company wrote-off this investment after deciding not to exercise its right to purchase these parcels. The write-off totaled $424,000.

  Mid America Developments is nearing the completion of its operations with the continued sales in Ashbury and Woods of Rivermist. At June 30, 1996, all of the remaining 31 lots of Ashbury are under contract, with sales expected to close by the end of the second quarter of 1997. The Woods of Rivermist development is completely developed, with 5 of the 10 remaining lots under contract at June 30, 1996.

  Premises and equipment increased $10.1 million to $31.2 million at June 30, 1996. The increase was primarily due to $7.9 million acquired from NSBI (at fair value), as well as purchases of premises and equipment of $4.3 million. The primary expenditures related to the construction of a new branch site, as well as costs in conjunction with the Bank's upgrading of data processing equipment and remodeling of some of the Bank's branch offices.

 Cost in excess of fair value of net assets acquired (goodwill) increased to $26.9 million as a result of the acquisition of NSBI in May 1996. Total goodwill created in the acquisition amounted to $27.0 million, and is being amortized over 20 years on a straight line basis. Amortization expense in 1996 was $113,000.

  Other assets increased $19.0 million to $33.9 million at June 30, 1996, due to $7.6 million from the acquisition of NSBI, as well as the establishment of a core deposit premium related to the acquisition of $8.9 million, which the Bank expects to amortize over a 10 year period on an accelerated basis.

  Deposits increased $940.8 million to $2.25 billion as of June 30, 1996, primarily due to $872.0 million of deposits acquired from NSBI. The remainder of the increase is due to interest credited on deposits of $62.0 million, as well as net inflows of $6.3 million during the current year.

  Borrowed funds, which consist primarily of FHLB of Chicago advances, as well as CMO bonds payable, and other short-term borrowings, increased $230.7 million, to $537.7 million at June 30, 1996. During the current year, the Bank borrowed an additional $160.0 million (net) of FHLB of Chicago advances, primarily to fund loan volume held for investment purposes. As of June 30, 1996, the Bank has $420.5 million of FHLB of Chicago advances at a weighted average rate and term of 6.40%, and 2.2 years, respectively, compared to $260.5 million at a weighted average rate and term of 7.06%, and 3.3 years, respectively, as of June 30, 1995. The decrease in rate and average term is due to $125.0 million of advances being adjustable rate, which are tied to short-term interest rate indices such as LIBOR and the prime rate. CMO bonds payable increased at net $23.5 million, primarily due to $27.7 million from the acquisition of NSBI, offset by $6.0 million in repayments on CMO bonds. The Bank also increased its balance of reverse repurchase agreements by $12.1 million to $39.8 million at June 30, 1996. These borrowings have an average life of 19 months at June 30, 1996, with an average cost of 6.74%. In addition, as part of the funding for the acquisition of NSBI, the Company obtained a $35.0 million unsecured term bank loan. The loan has a final maturity of December 31, 2003, and currently has a floating interest rate at one-month LIBOR plus 1%, or 6.47% at June 30, 1996.

  Subordinated capital notes increased $6.6 million to $26.7 million at June 30, 1996. During 1996, the Bank refinanced $20.9 million of its 10% subordinated capital notes originally issued in 1993, with $27.6 million of 8.32% subordinated notes due September 30, 2006. The early repayment of the $20.9 million of subordinated capital notes resulted in an extraordinary after-tax loss of $474,000 due to the write-off of deferred issuance costs in the second quarter in 1996. The 8.32% subordinated notes are callable anytime after September 30, 1998, at par plus accrued interest. The Company received $26.6 million after consideration of $1.0 million of expenses, which were deferred and are being amortized over the life of the notes.

  Other liabilities increased $13.3 million to $32.7 million at June 30, 1996. The primary reason for the increase is due to $7.9 million from the acquisition of NSBI.

  Stockholders' equity increased $136.8 million to $242.2 million at June 30, 1996. The increase was due to the acquisition of NSBI, which resulted in the issuance of 5.2 million shares of common stock valued at $131.2 million, including $3.3 million related to the carryover of stock options, as well as earnings of $17.2 million, offset by dividends paid to shareholders and the purchase of treasury shares through the Company's stock buyback programs. During 1996, the Company repurchased 250,000 shares for $6.2 million. In addition, 100,000 shares of the Company stock owned by NSBI was transferred to treasury shares upon the acquisition of NSBI, who had held stock in the Company at the time of acquisition.

Lending Activities

  General. The Bank's lending activities reflect its focus as a consumer banking institution serving its local market area by concentrating on residential mortgage lending. Reflective of this focus, the Bank has been one of the largest originators of residential mortgages in its market area for years. In the past three years, the Bank started a wholesale lending operation that purchases loans from brokers and correspondents. In connection with these activities, the Bank emphasizes the origination of adjustable-rate or shorter-term loans for its portfolio and sells the majority of its long-term fixed-rate loans directly into the secondary market. It is the Bank's general policy that approximately 60-70% of its loan portfolio have adjustable rates or terms to repricing or maturity of seven years or less. The Bank originates and purchases long-term fixed-rate mortgage loans in response to customer demand; however, most conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans are sold in the secondary market, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

  In 1996, the Bank originated and purchased $441.9 million in fixed-rate one- to four-family residential mortgage loans, of which $319.3 million, or 72.3%, conformed to the requirements for sale to FNMA and FHLMC and $122.6 million, or 27.7%, did not conform to the requirements of these agencies. During the year ended June 30, 1996, the Bank sold $267.4 million of these loans in the secondary market. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $207,000, which is the current FHLMC and FNMA purchase limit, and not because the loans present increased risk of default to the Bank. Generally, nonconforming loans are held in the Bank's loan portfolio. Loans with such excess balances carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans.

  As a result of its acquisition of NSBI, the Bank acquired a $749.7 million loan portfolio. Included in the portfolio as of the acquisition date was a $670.5 million nationwide portfolio of single-family residential mortgage loans which had been purchased through brokers as part of NSBI's loan strategy. Collateral for this portfolio is spread throughout 46 states and the District of Columbia. Currently, it is not management's intent to continue the purchase strategy utilized successfully by NSBI, rather management intends to manage this purchased loan portfolio through its maturity.

  While the Bank has primarily focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, the Bank, to a lesser extent, also originates multi-family mortgage loans, residential construction loans, land acquisition and development loans, commercial real estate loans and a variety of consumer loans. At June 30, 1996, the Bank's net loans receivable amounted to $2.3 billion, excluding $418.1 million in mortgage-backed securities.

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated:

                                                           At June 30,
                              -----------------------------------------------------------------------
                                     1996                      1995                   1994
                              -----------------------  --------------------   -----------------------
                                            Percent                 Percent                 Percent
                                              of                       of                     of
                                Amount       Total       Amount      Total       Amount      Total
                              ----------  -----------  ----------  ----------  ----------  ----------
                                                        (Dollars in thousands)
   Real estate loans:
     One- to four-family:
      Held for investment     $2,032,102       87.57%  $1,032,233      80.25%  $  835,369      81.28%
      Held for sale                9,314        0.40       24,984       1.94        8,739       0.85
     Multi-family                 94,713        4.08       67,248       5.23       49,864       4.85
     Commercial                   46,101        1.99       47,273       3.68       52,090       5.07
     Construction                 16,090        0.69       19,984       1.55       13,860       1.35
     Land                         26,644        1.15       19,281       1.50       15,453       1.50
                              ----------  ----------   ----------  ---------   ----------  ---------
       Total real estate
        loans                  2,224,964       95.88    1,211,003      94.15      975,375      94.90
                              ----------  ----------   ----------  ---------   ----------  ---------
   Other loans:
     Consumer loans:
      Equity lines of
       credit                     79,193        3.41       66,710       5.19       46,451       4.52
      Home equity loans           10,525        0.45        4,335       0.34        1,112       0.11
      Other                        4,110        0.18        2,652       0.20        2,471       0.24
                              ----------  ----------   ----------  ---------   ----------  ---------
       Total consumer loans       93,828        4.04       73,697       5.73       50,034       4.87
     Commercial business
      loans                        1,821        0.08        1,560       0.12        2,341       0.23
                              ----------  ----------   ----------  ---------   ----------  ---------
       Total other loans          95,649        4.12       75,257       5.85       52,375       5.10
                              ----------  ----------   ----------  ---------   ----------  ---------
       Total loans
        receivable             2,320,613      100.00%   1,286,260     100.00%   1,027,750     100.00%
                                              ======                  ======                  ======
   Less:
     Loans in process              6,715                    8,728                   5,161
     Unearned discounts,
      premiums
      and deferred loan
       fees, net                   3,245                      882                   2,818
     Allowance for loan
      losses                      17,254                    9,197                   8,779
                             -----------               ----------              ----------
   Loans receivable, net    $  2,293,399              $ 1,267,453             $ 1,010,992
                             ===========               ==========              ==========
   Mortgage-backed
    securities:
     GNMA held to maturity  $      3,637                        -                       -
     FHLMC held to maturity      157,468                   31,560                  38,789
     FHLMC available for
      sale                         8,052                        -                       -
     FNMA held to maturity        32,044                   16,296                  19,283
     FNMA available for
      sale                        13,565                        -                       -
     CMOs held to maturity       100,232                  196,096                 289,830
     CMOs available for
      sale                       103,104                   63,438                       -
                             -----------               ----------              ----------
   Total mortgage-backed    $    418,102                  307,390                 347,902
                             ===========               ==========              ==========

                                                   At June 30,
                                    ---------------------------------------------
                                           1993                       1992
                                    -------------------       -------------------
                                               Percent                   Percent
                                                 of                        of
                                     Amount     Total           Amount    Total
                                    --------   --------        --------  --------

   Real estate loans:
     One- to four-family:
      Held for investment           $735,526     74.77%        $704,270    73.10%
      Held for sale                   68,165      6.93           51,233     5.32
     Multi-family                     46,043      4.68           47,871     4.96
     Commercial                       56,687      5.76           69,985     7.26
     Construction                     12,460      1.27           17,171     1.78
     Land                             17,873      1.82           17,976     1.88
                                    --------   -------         --------  -------
       Total real estate
        loans                        936,754     95.23          908,506    94.30
                                    --------   -------         --------  -------
   Other loans:
     Consumer loans:
      Equity lines of
       credit                         41,164      4.18           46,299     4.80
      Home equity loans                2,040      0.21            4,266     0.44
      Other                            2,483      0.25            3,339     0.35
                                    --------   -------         --------  -------
       Total consumer loans           45,687      4.64           53,904     5.59
     Commercial business
      loans                            1,241      0.13            1,046     0.11
                                    --------   -------         --------  -------
       Total other loans              46,928      4.77           54,950     5.70
                                    --------   -------         --------  -------
       Total loans
        receivable                   983,682    100.00%         963,456   100.00%
                                               =======                   =======
   Less:
     Loans in process                  7,592                      5,480
     Unearned discounts,
      premiums
      and deferred loan
       fees, net                       4,417                      6,202
     Allowance for loan
      losses                           7,993                      5,736
                                    --------                   --------
   Loans receivable, net           $ 963,680                  $ 946,038
                                    ========                   ========
   Mortgage-backed
    securities:
     GNMA held to maturity                 -                          -
     FHLMC held to maturity           90,444                    125,450
     FHLMC available for
      sale                                 -                          -
     FNMA held to maturity            40,445                     74,627
     FNMA available for
      sale                             4,108                      9,326
     CMOs held to maturity           227,175                    111,953
     CMOs available for
      sale                                 -                          -
                                    --------                   --------
   Total mortgage-backed             362,172                    321,356
      securities                    ========                   ========

  The following table shows the composition of the Bank's fixed- and adjustable-rate loan portfolio as well as the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                           At June 30,
                                                ------------------------------------------------------------------

                                                       1996                    1995                1994
                                                --------------------   -------------------    --------------------
                                                 Amount     Percent    Amount       Percent   Amount     Percent
                                                -------    ---------   --------     -------   --------   ---------
                                                                      (Dollars in thousands)
Adjustable-rate loans:
 Real estate:
  One-to four-family held for investment        $1,513,732      65.23% $   728,383     56.63% $   526,312   51.21%
  Multi-family                                      68,058       2.93       63,030      4.90       46,927    4.57
  Commercial                                        20,178        .87       25,245      1.96       29,391    2.86
  Construction                                      11,812        .51        5,837       .45        5,978     .58
  Land                                              14,872        .64        6,782       .53        4,214     .41
                                                ----------     ------     --------    ------   ----------  ------
    Total adjustable-rate real estate loans      1,628,652      70.18      829,277     64.47      612,822   59.63
 Consumer                                           79,883       3.44       66,775      5.19       46,518    4.53
 Commercial business                                   911        .04          829       .07        2,219     .21
                                                ----------     ------     --------    ------   ----------  ------
    Total adjustable-rate loans receivable       1,709,446      73.66      896,881     69.73      661,559   64.37
                                                ----------     ------     --------    ------   ----------  ------
Fixed-rate loans:
 Real estate:
  One-to four-family held for investment           518,370      22.34      303,850     23.62      309,057   30.07
  One-to four-family held for sale                   9,314        .40       24,984      1.94        8,739     .85
  Multi-family                                      26,655       1.15        4,218       .33        2,937     .29
  Commercial                                        25,923       1.12       22,028      1.71       22,699    2.21
  Construction                                       4,278        .18       14,147      1.10        7,882     .77
  Land                                              11,772        .51       12,499       .97       11,239    1.09
                                                ----------     ------     --------    ------   ----------  ------
    Total fixed-rate real estate loans             596,312      25.70      381,726     29.67      362,553   35.28
 Consumer                                           13,945        .60        6,922       .54        3,516     .34
 Commercial business                                   910        .04          731       .06          122     .01
                                                ----------     ------     --------    ------   ----------  ------
    Total fixed-rate loans receivable              611,167      26.34      389,379     30.27      366,191   35.63
                                                ----------     ------     --------    ------   ----------  ------
    Total loans receivable                       2,320,613     100.00%   1,286,260    100.00%   1,027,750  100.00%
                                                               ======                 ======               ======
Less:
 Loans in process                                    6,715                   8,728                  5,161
 Unearned discounts, premiums and
  deferred loan fees, net                            3,245                     882                  2,818
 Allowance for loan losses                          17,254                   9,197                  8,779
                                                ----------                --------             ----------       -
   Loans receivable, net                        $2,293,399              $1,267,453            $ 1,010,992
                                               ===========             ===========            ===========
Mortgage-backed securities:
 Adjustable-rate                               $   165,905      39.77% $   102,614     33.42% $   107,206   30.89%
 Fixed-rate held by the Bank                       207,032      49.63      183,924     59.91      214,687   61.87
 Fixed-rate held by finance subsidiaries (1)        44,202      10.60       20,470      6.67       25,133    7.24
                                                ----------     ------     --------    ------   ----------  ------
  Total mortgage-backed securities                 417,139     100.00%     307,008    100.00%     347,026  100.00%
                                                               ======                 ======               ======
Plus unamortized premiums                              963                     382                    876
                                                ----------                --------             ----------
  Mortgage-backed securities, net              $   418,102             $    307,390           $   347,902
                                                ==========                =========             =========
Summary:
 Adjustable rate loans:
  Loans receivable                             $ 1,709,446      63.46% $   896,881     57.03% $   661,559   49.02%
  Mortgage-backed securities                       165,905       6.16      102,614      6.52      107,206    7.94
                                                ----------     ------     --------    ------   ----------  ------
    Total adjustable-rate loans                  1,875,351      69.62      999,495     63.55      768,765   56.96
Fixed-rate loans:
 Loans receivable                                  611,167      22.69      389,379     24.76      366,191   27.13
 Mortgage-backed securities (2)                    207,032       7.69      183,924     11.69      214,687   15.91
                                                ----------     ------     --------    ------   ----------  ------
    Total fixed-rate loans                         818,199      30.38      573,303     36.45      580,878   43.04
                                                ----------     ------     --------    ------   ----------  ------
    Total loan portfolio (2)                   $ 2,693,550     100.00% $ 1,572,798    100.00% $ 1,349,643  100.00%
                                                ==========     ======    =========    ======    =========  ======
- ---------------------------

(1) See "Subsidiary activities - Mid America Finance Corporation and Northwestern Acceptance Corporation."
(2) Excludes the fixed-rate mortgage-backed securities held by MAFC and NWAC, which are duration matched.

Loan Maturity

  The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 1996. The table does not include principal repayments. Principal repayments and prepayments on mortgage loans totaled $394.3 million, $231.2 million, and $419.1 million, for the years ended June 30, 1996, 1995, and 1994, respectively.

                                                                At June 30, 1996
                                --------------------------------------------------------------------------------
                                          Real Estate Mortgage Loans                 Other loans
                                -----------------------------------------------   ------------------
                                    One-to                                                   Comm-
                                     Four-    Multi-   Comm-     Con-                        ercial
                                    Family    Family   ercial  struction   Land   Consumer  Business    Total
                                  ----------  -------  ------  ---------  ------  --------  --------  ----------
                                                                 (In thousands)
Amount due:
 One year or less               $      1,459      299     746     13,119     503     2,383       517      19,026
                                  ----------   ------  ------     ------  ------    ------  --------  ----------
 After one year:
  1 year to 2 years                      363      227       9      1,450   2,774       653        39       5,515
  2 years to 3 years                     691    2,297   8,058      1,521  18,669     1,384       198      32,818
  3 years to 5 years                  26,760    7,029   3,202          -      45     3,909       503      41,448
  5 years to 10 years                152,406   13,457  10,229          -   1,231    51,300       564     229,187
  10 years to 20 years               184,678   27,035  19,610          -   3,211    34,199         -     268,733
  Over 20 years                    1,665,745   44,369   4,247          -     211         -         -   1,714,572
                                  ----------   ------  ------     ------  ------    ------  --------  ----------
   Total after 1 year              2,030,643   94,414  45,355      2,971  26,141    91,445     1,304   2,292,273
                                  ----------   ------  ------     ------  ------    ------  --------  ----------
   Total amount due             $  2,032,102   94,713  46,101     16,090  26,644    93,828     1,821   2,311,299
                                  ==========   ======  ======     ======  ======    ======  ========  ==========
Less:
 Loans in process                                                                                          6,715
 Deferred yield adjustments                                                                                3,245
 Allowance for loan losses                                                                                17,254
                                                                                                      ----------
 Total loans held for investment                                                                       2,284,085
Mortgage loans held for sale                                                                               9,314
                                                                                                      ----------
 Total loans, net                                                                                     $2,293,399
                                                                                                      ==========


  The following table sets forth at June 30, 1996 the dollar amount of gross loans receivable held for investment due after June 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                               Due After June 30, 1997
                                          ---------------------------------
                                            Fixed     Adjustable    Total
                                          ----------  ----------  ---------
                                                   (In thousands)
Real estate loans:
 One-to four-family                     $  498,213    1,532,430    2,030,643
 Multi-family                               26,623       67,791       94,414
 Commercial                                 24,840       20,515       45,355
 Construction                                2,077          894        2,971
 Land                                        6,535       19,606       26,141
Consumer                                    12,526       78,919       91,445
Commercial business                            216        1,088        1,304
                                           -------    ---------    ---------
 Total loans receivable                 $  571,030    1,721,243    2,292,273
                                           =======    =========    =========

  Retail Residential Mortgage Lending. The Bank focuses its lending efforts primarily on the retail origination of loans secured by first mortgages on owner-occupied, one-to four-family residences. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank's loan officers are compensated primarily through commissions, based on the level of loans originated in accordance with the Bank's lending standards. At June 30, 1996, the Bank's one-to four- family residential mortgage loans totaled $2.0 billion, or 88.0% of the Bank's total loans receivable. The Bank emphasizes the origination of conventional ARM loans and short-term to maturity or repricing and jumbo fixed-rate loans for retention in its portfolio and fixed-rate conforming loans for sale in the secondary market. The Bank's retail residential mortgage originations are predominantly in the Bank's market area. During the year ended June 30, 1996, the Bank originated $120.7 million of residential ARM loans, representing 21.9% of the total loans originated by the Bank during that period. During the same period, the Bank originated $348.6 million of fixed-rate residential mortgage loans, representing 63.2% of the total mortgage loans originated by the Bank during that period.

  The Bank currently makes adjustable-rate one- to four-family residential mortgage loans. The Bank also offers FHA and VA guaranteed loans, although at June 30, 1996, such loans represented less than 1.5% of the Bank's total loans receivable. The Bank currently offers a number of ARM loan programs under which the interest rate may be fixed for the initial one-, three-, five- or seven-year period. Most of the Bank's residential ARM loans adjust on an annual basis following the initial one-, three- or five-year fixed-rate period. The Bank also offers ARM loans that are fixed for an initial five- or seven-year period that reprice once at the end of the initial period for the remaining 25 or 23 year term based on a spread above the weekly average of U.S. Treasury securities adjusted to a constant maturity of ten years (the "ten year Treasury constant maturity index"). The Bank's ARM loans generally carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discount rate is determined by the Bank in accordance with market and competitive factors. After the initial fixed-rate period, the interest rates on the ARM loans that adjust annually reprice based on a spread above the published weekly average yield on United States Treasury securities, adjusted to a constant maturity of one year (the "one-year Treasury constant maturity index").
Interest rates and origination fees on ARM loans are priced to be competitive in the local market. These loans are subject to limitations on annual interest rate adjustments of 2%, as well as a lifetime interest rate cap adjustment of either 6% or 7%, and are originated for terms of up to 30 years. At June 30, 1996, the weighted average term to repricing of the Bank's ARM loan portfolio was 1.72 years.

  The Bank also offers fixed-rate mortgage loans with terms to maturity of 10, 15, 20 and 30 years and fixed-rate balloon loans that mature after seven years. The Bank's fixed-rate loan products offer a monthly or bi-weekly repayment option. Interest rates charged on fixed-rate loans are competitively priced on a daily basis based on secondary market prices and market conditions. The Bank generally originates its fixed-rate mortgage loans in a form consistent with secondary market standards.

  The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield, often through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. ARM loans may be assumed provided home buyers meet the Bank's underwriting standards and the applicable fees are paid.

  Loan applications are reviewed in accordance with the underwriting standards approved by the Bank's Board of Directors and which generally conform to FNMA standards. Loans in excess of $500,000 must be approved by a senior officer and loans in excess of $1.0 million must be approved by the Loan Committee of the Board of Directors. In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for ARM loans and fixed-rate loans based on the initial or stated rate of the loan, except for one-year ARM loans with a loan-to-value ratio in excess of 70% and a term greater than 15 years, in which case the borrower is qualified at 2% above the initial note rate.

  Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified in accordance with FNMA standards. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. The Bank also requires flood insurance on a property located in special flood hazard areas. Borrowers are required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. The Bank has adopted a policy of limiting the loan-to-value ratio on originated loans and refinanced loans to 95% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, be insured by a mortgage insurance company approved by the FNMA in an amount sufficient to reduce the Bank's exposure to no greater than the 75% level. Despite the benefits of ARM loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential of default.

  Wholesale Residential Lending. In 1994, the Bank commenced a wholesale loan origination division which purchases loans from brokers and correspondents for a broker fee ranging from 1.25% to 1.50%. Generally, the Bank offers the same type of loan products, both fixed-rate and adjustable-rate loans, at interest rates similar to those it offers on retail originations. The purchase of these loans does not necessitate the Bank to incur the processing costs associated with its retail originations. The Bank acts as the supplier of funds for the mortgage broker who is responsible for the processing and closing of the loan. The Bank performs its normal underwriting procedures on wholesale originated loans similar to retail loans, and can refuse to purchase any loan which does not meet its underwriting criteria. Wholesale originations were $360.9 million in 1996, compared to $156.3 million in 1995.

  Purchased Loans. At June 30, 1996, the Bank had $664.5 million of purchased residential mortgage loans, nearly all of which were acquired as part of the acquisition of NSBI. The Bank does not intend to continue Northwestern's strategy of purchasing out-of-state loans. The vast majority of purchased loans are secured by properties which serve as the primary residence of the borrower, and which are located primarily in metropolitan areas located in 46 states and the District of Columbia. At June 30, 1996, purchased loans were being serviced by approximately 135 companies, the largest of which serviced $129.3 million, or 19.4% of total purchased loans at that date. The loans in this portfolio had to meet Northwestern's underwriting standards, which were similar to the Bank's in that underwriting needed to follow FNMA and FHLMC guidelines. One variation from these guidelines is that loans exceeding FNMA and FHLMC limits could be purchased up to $400,000 with a loan-to-value-ratio of 80% or less, and up to $300,000 with a loan-to-value ratio of 90% or less with private mortgage insurance. At June 30, 1996, $415.5 million, or 62.5% of the loans in the purchased loan portfolio are in excess of the current FNMA limit of $207,000. In addition to these underwriting guidelines, original executed promissory notes with proper endorsements are in the possession of the Bank.

  Construction and Land Lending. The Bank originates loans to finance the construction of one-to four-family residences, primarily in its market area. At June 30, 1996, the Bank had $16.4 million of loans to finance the construction of one- to four-family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At June 30, 1996, the Bank's construction and land loans totaled $42.7 million, or 1.8%, of total loans receivable.

  The Bank finances the construction of primarily individual, owner-occupied houses where qualified contractors are involved and on the basis of underwriting and construction loan guidelines. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 12 months, with extensions as needed. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

  Land loans include loans to developers for the development of residential subdivisions and loans on improved lots to builders and individuals. At June 30, 1996, the Bank had land loans to developers totaling $14.1 million. At June 30, 1996, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $11.8 million. Loans to developers are short-term loans with terms of three to five years. The loan-to-value ratio may not exceed 80% and generally is less than 75%. The majority of such loans are at fixed interest rates, although the Bank offers an ARM loan product with interest rates which adjust based on a stated percentage over the prime rate. Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project. All of the Bank's land loans to developers have been made in the Chicago metropolitan area.

  Land loans are also made to local builders for the purchase of improved lots. At June 30, 1996, the Bank had land loans outstanding to local builders totaling $8.2 million. Such loans are generally for terms of up to three years and are made at the prevailing fixed interest rates quoted for 30-year fixed-rate residential mortgage loans. The loan-to-value ratio on such loans is limited to 80%. Land loans for the purchase of fully improved lots are also made to individuals. At June 30, 1996, the Bank had land loans to individuals totaling $4.3 million. Such loans are made for up to 15-year terms with adjustable interest rates which are generally higher than those granted for one- to four-family residential ARM loans. The loans adjust in accordance with the one-year Treasury constant maturity index and are underwritten in accordance with the same standards used for residential ARM loans.

  Construction and land loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The Bank has attempted to address these risks through its underwriting procedures and its limited amount of construction lending on multi-family and commercial real estate properties.

  Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market area. At June 30, 1996, the Bank multi-family loans of $94.7 million, including a portfolio of purchased participating interests of $2.2 million related to low-income housing. Multi-family loans represent 4.1% of total loans receivable at June 30, 1996. ARM loans represented 71.9% of the multi-family residential loan portfolio at June 30, 1996. Such loans are offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 30 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by non-owner occupied properties of more than six units are qualified on the basis of rental income generated by the property. On loans secured by owner-occupied properties of six units or less, the Bank will qualify the borrower on the basis of the borrower's personal income and rental income generated by the property.

  Commercial Real Estate Lending.   In connection with the Bank's policy of
maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At June 30, 1996, the Bank had $46.1 million of commercial real estate loans. The Bank's policy has been to curtail the origination of additional commercial real estate loans. Commercial real estate loans are generally granted in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

  Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago area. The Bank analyzes the financial condition of the borrower and the reliability and predictability of the net income generated by the security property in determining whether to extend credit. In addition, the Bank generally requires a net operating income to debt service ratio of at least 1.15 times.

  A loan with an outstanding balance of $6.0 million at June 30, 1996 represents the Bank's largest single commercial real estate loan to one borrower. The loan is on a shopping center located in Carol Stream, Illinois and is current as to
the payment of principal and interest at June 30, 1996.   At June 30, 1996, the
Bank's ten largest commercial real estate loans totaled $29.3 million, all but one of which are current and performing in accordance with their original or restructured terms. See "Asset Quality and Allowance for Loan Losses".

  Other Lending. The Bank's other lending activities consist of consumer lending, primarily home equity lines of credit, and to a lesser extent, commercial business lending. On June 30, 1996, outstanding balances on home equity lines represented $79.2 million or 3.4% of the Bank's total loan portfolio. Home equity lines of credit are extended up to 80% of the appraised value of the property, less existing liens, at an interest rate of a designated prime rate plus 1.5%, some of which are subject to floors. To a lesser extent, the Bank offers home equity lines of credit at greater than 80% of the appraised value of the property up to 100% of the appraised value. Interest rates on greater than 80% loan-to-value lines of credit range from prime plus 2.0% to prime plus 3.5%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity lending consists of $10.5 million of fixed-rate, second mortgage loans with original maturities of fifteen years or less.

   At June 30, 1996, the Bank's loan portfolio included other loans amounting to $5.9 million, which consisted of $1.2 million of automobile loans, $1.3 million of savings account loans, and $3.4 million of commercial business loans, student loans and other loans. In addition, at June 30, 1996, the Bank had $18.4 million in standby letters of credit, one of which totals $6.5 million to enhance a developer's industrial revenue bond financing of commercial real estate located in the Bank's market area. The Bank's second mortgage on this commercial real estate parcel has been restructured. See "Asset Quality and Allowance for Loan Losses"

  Environmental Issues. The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes security property unsuitable for use. This could also have effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single-family residences on which the Bank lends include comment on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any environmental issues which would subject it to liability at this time.

   Originations, Purchases, Sales, Swaps of Mortgage Loans and Mortgage-Backed Securities. The Bank originates and purchases both ARM and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination and purchase market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The Bank sells loans in the secondary mortgage market, primarily conforming fixed-rate mortgages, to reduce its interest rate risk exposure. Substantially all of these loans are sold without recourse. These loan sales also allow the Bank to continue to make loans when deposit flows decline or funds are not otherwise available for lending. Generally, the loans are sold for cash or securitized and sold in the secondary mortgage market to investors such as FNMA and FHLMC, as well as investment banks and life insurance companies.

  The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $41.2 million of loans originated, while in 1995, it had no swap activity.

  The Bank has purchased mortgage-backed securities and collateralized mortgage obligations from time to time that coincide with its ongoing asset/liability management objectives. Purchases were minimal in 1996 and 1995 due to the high level of originations of adjustable-rate loans which more than utilized the
Bank's available funds.   In 1994, the Bank relied more on purchases of
mortgage-backed securities due to the fixed-rate nature of the Bank's origination activity. The purchases were generally comprised of short-term fixed-rate CMOs with estimated weighted average lives in the two to five year range, and adjustable-rate CMOs.

  All of the mortgage-backed securities and CMOs in the Bank's portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. Coupon rates at June 30, 1996, ranged from 4.83% to 16.25%. At June 30, 1996, mortgage-backed securities, net, totaled $418.1 million, or 13.4% of total assets, including $44.3 million which collateralized CMOs issued by the Bank's special purpose finance subsidiaries. At June 30, 1996, the Bank's mortgage-backed securities portfolio had a market value of $415.0 million, including $43.8 million related to the CMO's issued by the Bank's special-purpose finance subsidiaries.

  The following table sets forth the Bank's originations, purchases, sales, swaps and principal repayments of loans receivable and mortgage-backed securities for the periods indicated.

                                                 For the Year Ended June 30,
                                             -----------------------------------
                                                   1996        1995      1994
                                             --------------  --------  ---------
                                                       (In thousands)
Loans receivable:
 Loans originated:
  Adjustable-rate:
   Real estate:
    One-to four-family                       $     120,747   184,874    201,464
    Multi-family                                    16,061    20,425      9,593
    Commercial                                         340       190        679
    Construction                                    20,642     9,142     16,200
    Land                                            19,134    12,528      3,018
   Other loans:
    Commercial business                                811       450        167
    Consumer                                        63,795    57,803     47,461
                                                ----------   -------   --------
     Total adjustable-rate                         241,530   285,412    278,582
  Fixed-rate:
   Real estate:
    One-to four-family                             348,629   101,100    466,136
    Multi-family                                    10,847     1,989        832
    Commercial                                       1,052       571      2,894
    Construction                                     6,890    25,171     15,506
    Land                                             7,439     8,433     14,484
   Other loans - consumer                           10,301     5,861      1,812
                                                ----------   -------   --------
     Total fixed-rate                              385,158   143,125    501,664
                                                ----------   -------   --------
   Total loans originated                          626,688   428,537    780,246
Loans purchased:
 Fixed-rate one-to four-family real estate          93,270    31,221     12,071
 Adjustable-rate one-to four-family real
  estate                                           267,645   125,054     20,730
 Other                                               2,151     1,070        642
                                                ----------   -------   --------
   Total loans purchased                           363,066   157,345     33,443
                                                ----------   -------   --------
   Total loans originated and purchased            989,754   585,882    813,689
                                                ----------   -------   --------
Loans acquired through merger                      749,740         -          -
Loans sold:
 One-to four-family (fixed rate)                   267,352    92,725    341,614
 Consumer loans                                      1,805     2,466      2,069
                                                ----------   -------   --------
  Total loans sold                                 269,157    95,191    343,683
FHLMC and FNMA mortgage loan swaps                  41,195         -      4,835
Transfer to foreclosed real estate                     515     1,016      2,041
Amortization and prepayments                       394,274   231,165    419,062
                                                ----------   -------   --------
  Total loans sold, loan swaps,
  amortization and prepayments                     705,141   327,372    769,621
                                                ----------   -------   --------
Net increase during period                   $   1,034,353   258,510     44,068
                                                ==========   =======   ========
Mortgage-backed securities:
Mortgage-backed securities purchased         $           -    10,000    170,623
Mortgage-backed securities acquired
 through merger                                    181,144         -          -
Mortgage-backed securities swaps                    41,195         -      4,835
Mortgage-backed securities sold                    (41,195)        -     (8,170)
Amortization and prepayments                       (69,790)  (49,583)  (182,930)
                                                ----------   -------   --------
Net increase (decrease) during period        $     111,354   (39,583)   (15,642)
                                                ==========   =======   ========

  Servicing of Mortgage Loans. Upon sale, the Bank normally retains the responsibility for collecting and remitting loan payments, inspecting properties securing the loans, assuring that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. Typically, the Bank receives a servicing fee for performing the aforementioned services equal to at least 1/4 of 1% for fixed-rate mortgages and at least 3/8 of 1% for ARM loans on the outstanding principal balance of the sold loan being serviced.

  The following table sets forth information as to the Bank's loan servicing portfolio, excluding loans owned by the Bank which are serviced by others. The increase in loans serviced for others in 1996 was due to the increase in loan sale volume, while in 1995 the increase was primarily due to bulk purchase of servicing rights on $66.8 million of loans.

                                                       At June 30,
                             -----------------------------------------------------------------
                                    1996                   1995                  1994
                             -------------------     -------------------    ------------------
                               Amount    Percent     Amount      Percent    Amount    Percent
                             --------    -------     ------      -------    ------    --------
                                                    (Dollars in thousands)

Loans owned by the Bank    $ 1,646,710    61.28    $ 1,277,532    59.00% $ 1,022,589   55.38%
Loans serviced for others    1,040,260    38.72        887,887    41.00      823,924   44.62
                            ----------   ------     ----------   ------   ----------  ------
Total loans serviced       $ 2,686,970   100.00%   $ 2,165,419   100.00% $ 1,846,513  100.00%
                            ==========   ======     ==========   ======    =========  ======

  Information regarding the Bank's servicing fee income from loans serviced for others is summarized in the following table for the periods indicated:

                                                  For the Year Ended June 30,
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
                                                    (Dollars in thousands)

Average balance of loans serviced for others    $963,757   $881,050   $813,111
Loan servicing income                              2,394      2,373      2,456
Net servicing spread during the period (1)           .25%       .27%       .30%

- -------------------------------------------------------------------------------
(1) Loan servicing income divided by the average daily balance of loans serviced for others.

Asset Quality and Allowance for Loan Losses

  When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank contacts the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will initiate foreclosure proceedings. Interest income on loans is reduced by the full amount of accrued and uncollected interest on loans which are in process of foreclosure or otherwise determined to be uncollectible.

  On July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the identification and measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $500,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. At June 30, 1996, and throughout the year, the Company had no loans which are considered impaired under the criteria of SFAS No. 114. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

  The Company's policy for recognition of interest income on impaired loans is unchanged as a result of the adoption of SFAS No. 114 and 118. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt, and is normally analyzed upon the borrower becoming 90 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or in the process of foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, or at a time when the loan is brought current in accordance with its original terms.

  Delinquent Loans. At June 30, 1996, 1995 and 1994, delinquencies in the Bank's portfolio were as follows:

                         61-90 Days                    91 or More Days
                 ------------------------------  -------------------------------
                         Principal                        Principal
                 Number  Balance of   Percent    Number  Balance  of   Percent
                   of    Delinquent      of        of    Delinquent       of
                 Loans     Loans      Total(1)   Loans      Loans      Total(1)
                 ------  ----------  ----------  ------  -----------  ----------
                                     (Dollars in thousands)
June 30, 1996        24      $3,107      .14%        38       $5,504      .24%
                     ==      ======      ===         ==       ======      ===
June 30, 1995        10      $1,077      .09%        30       $2,564      .20%
                     ==      ======      ===         ==       ======      ===
June 30, 1994        21      $1,534      .15%        41       $3,837      .38%
                     ==      ======      ===         ==       ======      ===
- --------------------

(1) Percentage represents principal balance of delinquent loans to total loans outstanding.

  The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, non-accrual investment securities, and foreclosed real estate held by the Bank at the dates indicated.

                                                                                 At or For the Year Ended June 30,
                                                                              ------------------------------------------
                                                                               1996     1995    1994     1993     1992
                                                                              -------  ------  -------  -------  -------
                                                                                      (Dollars in thousands)
One-to four-family and multi-family loans:
 Non-accrual loans (1)                                                     $    5,415  1,972    2,933    3,796    3,622
 Accruing loans 91 or more days overdue                                         1,940    555      482      702    2,086
                                                                              -------  -----   ------   ------   ------
  Total                                                                         7,355  2,527    3,415    4,498    5,708
                                                                              -------  -----   ------   ------   ------
Commercial real estate, construction and land loans:
 Non-accrual loans (1)                                                            433      -      312        -    1,269
 Accruing loans 91 or more days overdue                                           459    100      118      659      104
 Restructured or renegotiated                                                   4,299  4,379    4,464    6,933    6,953
                                                                              -------  -----   ------   ------   ------
  Total                                                                         5,191  4,479    4,894    7,592    8,326
                                                                              -------  -----   ------   ------   ------
Other loans:
 Non-accrual loans (1)                                                            287    168      163      419      256
 Accruing loans 91 or more days overdue                                             -      -       24       15       54
                                                                              -------  -----   ------   ------   ------
  Total                                                                           287    168      187      434      310
                                                                              -------  -----   ------   ------   ------
Total non-performing loans:
 Non-accrual loans (1)                                                          6,135  2,140    3,408    4,215    5,147
 Accruing loans 91 or more days overdue                                         2,399    655      624    1,376    2,244
 Restructured or renegotiated                                                   4,299  4,379    4,464    6,933    6,953
                                                                              -------  -----   ------   ------   ------
  Total                                                                    $   12,833  7,174    8,496   12,524   14,344
                                                                              =======  =====   ======   ======   ======

Non-accrual loans to total loans                                                .27%   .17%     .33%     .46%     .57%
Accruing loans 91 or more days overdue to total loans                           .10    .05      .06      .15      .25
Restructured or renegotiated to total loans                                     .19    .35      .44      .76      .76
                                                                              -----    ---     ----     ----     ----
  Non-performing loans to total loans                                           .56%   .57%     .83%    1.37%    1.58%
                                                                              =====    ===     ====     ====     ====
Foreclosed real estate:
 One-to four-family                                                        $      888    311    1,379      386      333
 Commercial real estate                                                             -     25    2,090    6,544    8,973
                                                                              -------  -----   ------   ------   ------
  Total foreclosed real estate, net of related reserves                    $      888    336    3,469    6,930    9,306
                                                                              =======  =====   ======   ======   ======
Non-accrual mortgage-derivative securities                                          -      -        -        -      526
                                                                              =======  =====   ======   ======   ======
Total non-performing assets                                                $   13,721  7,510   11,965   19,454   24,176
                                                                              =======  =====   ======   ======   ======
Total non-performing assets to total assets                                      .44%   .42%     .75%    1.26%    1.60%
                                                                              ======   ====    =====    =====    =====

- ---------------------
(1) Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

  For the year ended June 30, 1996, 1995, 1994, 1993 and 1992, the amount of interest income that would have been recorded on non-accrual loans amounted to $132,000, $98,000, $168,000, $472,000, and $947,000, respectively, if the loans had been current. For the year ended June 30, 1996, interest income on non-accrual loans and troubled debt restructurings that was included in net income amounted to $297,000.

  Included in the $5.2 million of non-performing commercial real estate, construction and land loans at June 30, 1996 are two loans totaling $4.3 million representing restructured or renegotiated loans which meet the definition of troubled debt restructurings under SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." These restructured or renegotiated loans were earning an average rate of 6.48% at June 30, 1996, compared to 6.41% at June 30, 1995.

  Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified, "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

  Assets classified as substandard at June 30, 1996 and 1995, are summarized as follows:

                                                                            June 30, 1996            June 30, 1995
                                                                      ------------------------  ------------------------
                                                                      Number of                 Number of
                                                                        Loans       Amount        Loans       Amount
                                                                      ---------     ------      ---------     ------
                                                                                    (Dollars in thousands)

Loans receivable:
 One-to four-family and multi-family                                      55        $ 7,355         26       $ 2,527
 Commercial, construction and land                                         5          5,191          4         4,479
 Equity line of credit                                                    12            287          7           163
 Consumer-secured                                                          -              -          1             5
                                                                         ---        -------        ---        ------
                                                                          72         12,833         38         7,174
                                                                         ===                       ===
Foreclosed real estate                                                                  888                      336
                                                                                    -------                   ------
                                                                                   $ 13,721                  $ 7,510
                                                                                    =======                   ======

  When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such an amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's Principal Supervisory Agent of the OTS, who can order the establishment of additional general or specific loss allowances.

  In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 1996 and 1995, the Bank had no loans classified as doubtful or loss. At June 30, 1996, all non-performing loans are classified as substandard. The Bank also considers the classification of investment securities, should such securities show signs of deteriorating quality.

  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

  The following table sets forth the Bank's allowance for loan losses at the dates indicated. The balances below represent general loan loss reserves and are not allocable to any one type of loan in the Bank's loan portfolio.

                                                                                             At June 30,
                                                                         ----------------------------------------------
                                                                           1996     1995        1994       1993    1992
                                                                         --------  -------  ------------  ------  ------
                                                                                    (Dollars in thousands)
Balance at beginning of period                                           $ 9,197    8,779         7,993   5,736   1,888
Charge-offs:
 One-to four-family                                                         (376)     (72)         (223)   (221)   (125)
 Commercial                                                                    -       (7)            -    (196)   (125)
 Construction                                                                  -        -          (112)      -       -
 Land                                                                          -        -             -       -       -
 Consumer                                                                      -      (31)          (82)    (30)    (31)
                                                                          -------  -------        ------   -----   -----
                                                                            (376)    (110)         (417)   (447)   (281)
                                                                          -------   ------        ------   -----   -----
Recoveries:
 One-to four-family                                                            -        -             -       -      19
 Commercial                                                                   10        -             -       -       -
 Construction                                                                  -       49             -       -       -
 Consumer                                                                      1        4             3       4      10
                                                                         -------   ------        ------   -----   -----
                                                                              11       53             3       4      29
                                                                         -------   ------        ------   -----   -----
Net charge-offs                                                             (365)     (57)         (414)   (443)   (252)
Provision for loan losses                                                    700      475         1,200   2,700   4,100
Balance related to acquisition                                             7,722        -             -       -       -
                                                                         -------   ------        ------   -----   -----
Balance at end of period                                                 $17,254    9,197         8,779   7,993   5,736
                                                                         =======   ======        ======   =====   =====
Ratio of net charge-offs to
 average loans outstanding                                                   .03%     .01           .04     .05     .03
Ratio of allowance for loan losses to total
 loans receivable                                                            .75      .73           .86     .87     .63
Ratio of allowance for loan losses to total
 non-performing loans                                                     134.45   128.20        103.33   63.82   39.99
Ratio of allowance for loan losses to total
 non-performing assets                                                    125.75   122.46         73.37   41.09   23.73

  At June 30, 1996, the Bank maintained no specific reserves on its loan portfolio. As such, the $17.3 million allowance for loan losses, based on currently available information, is a general reserve. As of June 30, 1996, management is unaware of any specifically identifiable charge-offs in its loan portfolio. Assuming no significant adverse changes in existing market conditions, management anticipates charge-offs in fiscal 1996 to increase moderately over historical amounts as a result of the acquisition of NSBI. However, no assurances can be made that charge-offs will not be less than or exceed this estimate if facts or circumstances change in the future.

  At June 30, 1996, the Bank's loan portfolio consists of 88.0% of one-to four-family real estate loans, with an additional 3.9% being equity lines of credit or home equity loans on one-to four-family real estate. Based on the Bank's historical high asset quality, low charge-off experience and concentration on one-to four-family lending in its market area, management considers the risk of loss due to these loans as minimal. The remaining 8.1% of the Bank's portfolio, or $189.5 million, consists of multi-family mortgage, commercial real estate, construction, land, and other loans. These loans generally tend to exhibit greater risk of loss than do one-to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties. Management has addressed these risks through its underwriting standards.

  With respect to multi-family loans, the Bank has traditionally limited its lending to small apartment buildings, which management believes lower risk than larger properties. At June 30, 1996, in the Bank's $94.7 million multi-family portfolio, only 7 loans are on properties greater than 36 units and the average multi-family loan size is $246,000. In addition, almost all of the Bank's construction and land loans are on residential property. All of the Bank's multi-family, construction and land loans are secured by properties located in the Chicago metropolitan area.

Investment Activities

  Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

  Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

  The Bank is required to maintain liquid assets at minimum levels. See "Regulation and Supervision - Federal Savings Institution Regulation - Liquidity." The Bank's liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. The Bank invests overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions' financial condition. The Bank generally limits overnight federal funds to amounts ranging up to $25.0 million at each institution.

  The table below sets forth information regarding the carrying value, weighted average yields and maturities of the Company's investment securities.


                                                                             At June 30, 1996
                                             ----------------------------------------------------------------------------------
                                                  One Year               1 to                 5 to               More than
                                                   or Less              5 Years             10 Years             10 Years
                                             -------------------  -------------------  -------------------  -------------------
                                                       Weighted             Weighted             Weighted             Weighted
                                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                                              Value      Yield     Value      Yield     Value      Yield     Value      Yield
                                             --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                                               (Dollars in thousands)
   U.S. Government and agency
    securities:
     Held for investment                      $47,301      7.31%   $10,000      4.25%   $19,646      7.17%   $24,321      7.69 %
     Available for sale                        10,982      5.24     12,839      5.38          -       -            -      -
   Marketable equity securities (1):
     Common stock                                   -       -            -       -            -       -        1,704      2.47
     Preferred stock                                -       -            -       -            -       -       10,868      9.26
   Other investment securities:
     Held for investment                          957      5.35          -       -            -       -            1      5.00
     Available for sale                             -       -            -       -        1,903      7.79          -       -
                                              -------              -------              -------              -------
       Total                                 $ 59,240      6.89%  $ 22,839      4.88%  $ 21,549      7.22%  $ 36,894      7.91%
                                              =======     =====    =======      ====    =======      ====    =======   =======


                                                                                           Total Investment Securities
                                                                                    ---------------------------------------
                                                                                     Average                      Weighted
                                                                                      Life    Carrying    Market   Average
                                                                                    in Years    Value      Value     Yield
                                                                                    --------  --------   --------  --------
   U.S. Government and agency
    securities:
     Held for investment                                                                5.39  $101,268   $101,143     7.08%
     Available for sale                                                                 1.40    23,821     23,821     5.31
   Marketable equity securities (1):
     Common stock                                                                          -     1,704      1,704     2.47
     Preferred stock                                                                       -    10,868     10,868     9.26
   Other investment securities:
     Held for investment                                                                 .06       958        958     5.35
     Available for sale                                                                 6.90     1,903      1,903     7.79
                                                                                               --------  --------
       Total                                                                            4.66   $140,522  $140,397     6.89%
                                                                                      ======   ========  ========  =======

- ------------------------------
(1) Marketable equity securities with no stated maturity are included in the "More than 10 Years" category.

  The following table sets forth certain information regarding the book value of the Company's and the Bank's liquidity and investment securities portfolio at the dates indicated. At June 30, 1996 and 1995, the fair value of the investment securities portfolio was $140.4 million and $77.3 million, respectively.

                                                       At June 30,
                                              ----------------------------
                                               1996       1995       1994
                                              -------  -----------  ------
                                                   (In thousands)
Interest-bearing deposits                   $  37,496    10,465     29,922
                                              =======   =======    =======
Federal funds sold                          $   5,700     9,360     17,450
                                              =======   =======    =======
Investment securities:
 Available for sale:
  U.S. Government and agency securities     $  23,821     9,993          -
  Marketable equity securities                 12,572     8,232      7,502
  Other investment securities                   1,903     5,863          -
                                              -------   -------    -------
   Total investments available for sale        38,296    24,088      7,502
                                              -------   -------    -------
Held to maturity:
  U.S. Government and agency securities       101,268    53,085     78,309
  Other investment securities                     958       121      1,702
                                              -------   -------    -------
   Total investments held to maturity         102,226    53,206     80,011
                                              -------   -------    -------
   Total investment securities              $ 140,522    77,294     87,513
                                              =======   =======    =======

  The classification of investments as available for investment, available for sale, or for trading purposes is made at the time of purchase based upon management's intent at that time. At June 30, 1996, $38.3 million of investment securities were classified as available for sale and appropriately recorded at fair value (cost basis of $38.0 million). At June 30, 1995, $24.1 million of investments were categorized as available for sale, with a cost basis of $23.7 million.

Sources of Funds

  The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), borrowings, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities and short-term investments, and funds provided from operations.

  Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and checking accounts, money market and certificate accounts. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

  In fiscal 1996, 1995 and 1994, the net increase in deposits resulted primarily from interest credited on deposits. The Bank had a small net deposit inflows (exclusive of the acquisition of NSBI) in 1996, while having withdrawals which exceeded deposits in 1995 and 1994, primarily due to the inability to attract additional savings dollars at a reasonable cost due to competition from other financial institutions, as well as from money market funds, bond funds and other alternative investments.

Deposit Portfolio. The following tables sets forth the distribution and the weighted average nominal interest rates of the Bank's average deposit accounts at the dates indicated.

                                                                          At June 30,
                             ------------------------------------------------------------------------------------------------------
                                           1996                                 1995                              1994
                             ----------------------------------   --------------------------------   ------------------------------
                                          Percent    Weighted                 Percent     Weighted              Percent   Weighted
                                            of        Average                    of       Average                  of      Average
                              Average      Total      Nominal      Average      Total     Nominal    Average      Total    Nominal
                              Balance    Deposits       Rate       Balance    Deposits     Rate      Balance    Deposits     Rate
                             ----------  --------    --------     ---------   --------    ------    ---------   --------  --------
                                                                     (Dollars in thousands)
Passbook accounts             $ 288,389     20.48%       3.10%   $  262,691     20.26%      3.13%  $  267,389     20.75%     2.86%
Interest bearing NOW
    accounts                    121,187      8.61        1.69       110,222      8.50       1.77      101,595      7.88      1.81
Non-interest bearing
    checking                     27,508      1.95           -        21,914      1.69        -         19,116      1.48       -
Commercial checking
    accounts                     30,157      2.14           -        25,662      1.98        -         28,400      2.20       -
                             ----------   -------                 ---------   -------              ----------     ----
     Total passbook, NOW
      and checking accounts     467,241     33.18        2.35       420,489     32.43       2.42      416,500     32.31      2.28
                             ----------   -------                 ---------   -------              ----------    ------
Money market accounts           138,837      9.86        3.09       148,291     11.44       2.95      160,861     12.47      2.44
Jumbo deposits                   29,993      2.13        5.55        21,220      1.64       5.01       18,291      1.42      4.51
Certificate accounts
    with original
    maturities of:
     7 days to 31 days              343       .02        4.77           359       .03       4.38          287       .02      2.99
     32 to 90 days                  521       .04        5.29           491       .04       4.03          531       .04      3.00
     91 days                      9,240       .65        4.75         8,681       .67       4.01        7,700       .60      2.97
     6 months                   137,525      9.77        5.45       114,833      8.86       4.57      108,753      8.43      3.14
     8 months                    13,890       .99        5.58             -       -          -
     9 months                     8,020       .57        5.25             -       -          -
     10 months                        6         -        3.13         4,751       .37       3.78        8,274       .64      3.57
                             ----------   -------                 ---------   -------              ----------    ------
     Total jumbo
      certificates of
      deposits and 7-day
      to 10 month
       certificate accounts     199,538     14.17        5.43       150,335     11.61       4.58      143,836     11.15      3.33
                             ----------   -------                 ---------   -------              ----------    ------
   Certificate accounts
    with original
    maturities of:
     12 months                  119,531      8.49        5.65        96,162      7.42       4.36      101,126      7.84      3.44
     18 months                   92,600      6.58        5.86        61,064      4.71       4.91       34,986      2.71      3.78
     19 months                    4,313       .31        5.89             -       -          -              -       -         -
     24 months                   48,596      3.45        5.96        23,128      1.78       4.66       29,751      2.31      4.33
     30 months                  118,505      8.41        5.89       163,641     12.63       5.37      152,608     11.83      5.31
     36 months                    2,065       .15        5.12             -       -          -              -       -         -
     42 months                   30,713      2.18        5.90        27,763      2.14       5.84       25,266      1.96      6.18
     48 months                        -       -           -           1,629       .13       7.97        3,712       .29      8.10
     60 months                  101,004      7.17        6.11        90,310      6.97       6.20       85,803      6.65      7.22
     61 months to 120
      months                     84,438      6.00        8.04       112,652      8.69       8.81      134,659     10.44      9.46
     Other                          785       .05        5.62           625       .05       5.21          539       .04      4.53
                             ----------   -------                 ---------   -------              ----------    ------
      Total 12-month to
       120-month certificate
       accounts and other
       certificate accounts     602,550     42.79        6.18       576,974     44.52       5.95      568,450     44.07      6.16
                             ----------   -------                 ---------   -------              ----------    ------
      Total deposits         $1,408,166    100.00%       4.50%   $1,296,089    100.00%      4.30%  $1,289,647    100.00%     4.13%
                              =========   =======    ========     =========   =======      =====    =========    ======     =====

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                                                      At June 30,
                                                               -----------------------------------------------
                                                                 1996               1995                1994
                                                               ----------         ----------         ----------
                                                                                (In thousands)
Deposits                                                       $ 4,458,404        3,547,326          3,564,535
Withdrawals                                                     (4,452,055)      (3,577,181)        (3,611,113)
                                                                ----------       ----------        -----------
 Deposits greater (less) than withdrawals                            6,349          (29,885)           (46,578)
Deposits acquired, including acquisition premium, net              872,419                -                  -
Interest credited on deposits                                       62,026           50,630             49,037
                                                                ----------       ----------        -----------
     Net increase in deposits                                  $   940,794           20,775              2,459
                                                                ==========       ==========        ===========

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at June 30, 1996, 1995 and 1994, and the periods to maturity of the certificate accounts outstanding at June 30, 1996.

                                                                Period to Maturity June 30, 1996
                                                              -------------------------------------
                                        At June 30,            Within   1 to 3    Over
                            --------------------------------
                               1996        1995       1994    One Year   Years   3 Years    Total
                            ----------  -----------  -------  --------  -------  -------  ---------
                                                       (In thousands)
Certificate accounts:
  3.99% or less             $    1,080       12,814  260,014     1,072        3        5      1,080
  4.00% to 4.99%               192,338      103,927  106,670   186,439    5,883       16    192,338
  5.00% to 5.99%               746,819      287,222  108,973   528,943  197,729   20,147    746,819
  6.00% to 6.99%               217,707      236,593   77,862    82,392   84,773   50,542    217,707
  7.00% to 7.99%                30,581       33,077   33,399    10,440   13,181    6,960     30,581
  8.00% to 8.99%                41,779       50,186   56,865     5,265   35,641      873     41,779
  9.00% to 9.99%                 1,191       18,636   18,635        57    1,134        -      1,191
  10.00% to 10.99%                   -        4,163    9,535         -        -        -          -
  11.00% to 11.99%                   -            -   16,495         -        -        -          -
  12.00% or greater                  -            -   21,721         -        -        -          -
                            ----------      -------  -------   -------  -------   ------  ---------
   Total                    $1,231,495      746,618  710,169   814,608  338,344   78,543  1,231,495
                            ==========      =======  =======   =======  =======   ======  =========


  At June 30, 1996, the Bank had outstanding $136.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

            Period to Maturity                                Amount
            ------------------                               --------
                                                           (In thousands)
       Three months or less                                 $ 34,767
       Over three through six months                          27,180
       Over six through 12 months                             26,459
       Over 12 months                                         47,799
                                                            --------
          Total                                            $ 136,205
                                                            ========

  Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from FHLB of Chicago, and reverse repurchase agreements, when they are a less costly source of funds or can be invested at a positive rate of return.

  The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At June 30, 1996, the Bank's FHLB of Chicago advances totaled $420.5 million, representing 13.5% of total assets.

  A summary of the Company's borrowed funds at June 30, 1996, 1995 and 1994 is as follows:

                                                         Weighted Average
                                                          Interest Rate                Amount
                                                      ---------------------  -----------------------------
                                                       1996    1995   1994     1996       1995      1994
                                                      ------  ------  -----  ---------  --------  --------
                                                                     (Dollars in thousands)
Fixed rate advances from FHLB of Chicago due:
 1996%                                                  -  %    9.73   9.73  $      -    25,000    25,000
 1997                                                  7.15     7.15    -      50,000    50,000         -
 1998                                                  6.38     6.41   5.33    50,000    25,000    10,000
 1999                                                  8.27     8.27   8.27    15,000    15,000    15,000
 2000                                                  6.64     6.64   5.87    80,000    80,000    35,000
 2001                                                  6.45     6.39   5.77    65,000    40,000    15,000
 2002                                                  6.13     5.62   5.62    30,000     5,000     5,000
 2003                                                  6.13     6.13   6.13     5,500     5,500     5,500
                                                                             --------   -------   -------
   Total fixed rate advances                           6.66     7.06   7.01   295,500   245,500   110,500
Adjustable rate advances from FHLB of Chicago due:
 1997                                                  5.79     7.09    -     125,000    15,000         -
                                                                             --------   -------   -------
   Total advances from FHLB of Chicago                 6.40     7.06   7.01   420,500   260,500   110,500
                                                                             --------   -------   -------
Collateralized mortgage obligations:
 Issued by MAFC due 2018 (1)                                                   15,928    20,470    25,133
 Unamortized discount                                                          (1,202)   (1,621)   (2,116)
                                                                             --------   -------   -------
                                                      11.42    11.19  16.00    14,726    18,849    23,017
 Issued by NWAC due 2018 (2)                                                   27,419         -         -
 Unamortized premium                                                              247         -         -
                                                                             --------   -------    ------
                                                       8.05      -      -      27,666         -         -
                                                                             --------   -------   -------
   Total collateralized mortgage obligations, net                              42,392    18,849    23,017
                                                                             --------   -------   -------
Unsecured term bank loan payable, due 2004             6.47      -      -      35,000         -         -
Reverse repurchase agreements                          6.74     5.96   4.00    39,804    27,675    12,675
Other collateralized borrowings                         -        -     2.00         -         -     3,518
Debt of Employee Stock Ownership Plan                   -        -     7.25         -         -       146
                                                                             --------   -------   -------
                                                       6.23%    7.22   8.02 $ 537,696   307,024   149,856
                                                      =====    =====  =====  ========   =======   =======
- ---------------

(1)  See "Subsidiary Activities - Mid America Finance Corporation."
(2)  See "Subsidiary Activities - Northwestern Acceptance Corporation."

  Subordinated Capital Notes. During the second quarter of fiscal 1996, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. The payment of principal and interest on the current notes is subordinated at all times to any indebtedness or liability of the Company outstanding or incurred after the date of issuance. Costs incurred in the refinance transaction amounted to $1.0 million and are being accreted over the life of the notes yielding an effective interest rate of 8.85%. The capital notes are callable at the discretion of the Company at any time after September 30, 1998, at par plus any accrued interest. The indenture provides for restrictions on the amounts of additional indebtedness the Company may incur as well as the amount of dividends and other distributions it may pay with respect to its equity securities, depending on the Company's capital ratio. The refinance transaction resulted in a $474,000, or $0.08 per share extraordinary charge to earnings due to the early extinguishment of debt as a result of writing-off the remaining unamortized transaction costs of $774,000, net of income taxes of $300,000.

Asset/Liability Management

  The Bank's overall asset/liability management strategy is directed toward reducing the Bank's exposure to interest rate risk over time in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

  As part of its asset/liability strategy, the Bank has implemented a policy to maintain its cumulative one-year interest sensitivity gap ratio within a range of (15)% to 15% of total assets, which helps the Bank to maintain a more stable net interest rate spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectation of future interest rate trends. Under OTS Thrift Bulletin 13, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. An interest rate risk policy has been approved by the Board of Directors setting the limits to changes in net interest income and market value of portfolio equity at the various rate scenarios required. In addition, the OTS has added an interest rate risk component to its regulatory capital requirements which could require an additional amount of capital based on the level of adverse change in a savings institution's market value of portfolio equity, resulting from changes in interest rates. Management continually reviews its interest rate risk policies in light of potential higher capital requirements that could result from the adoption of an interest rate risk component to the OTS capital requirements.

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

  In conjunction with the strategy discussed above, management has also hedged the Bank's exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with FNMA and FHLMC with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In its wholesale lending operation, there is more risk due to the competitive inability to charge a rate lock fee to the mortgage brokers, which the Bank tries to offset by using higher assumed fallout rates. In addition, the Bank uses U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at June 30, 1996, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals and loan prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations, while the NWAC collateralized mortgage obligations are adjustable-rate and included in the 6 months or less category.

     The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Bank's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.


                                                                              At June 30, 1996
                                                 ---------------------------------------------------------------------------
                                                   Less Than
                                                     1/2 Yr.     1/2 - 1 Yr.  1 - 3 Yrs.   3 - 5 Yrs.    5+ Yrs.      Total
                                                 --------------  -----------  -----------  ----------  ---------  ----------
                                                                           (Dollars in thousands)
   Interest-earning assets:
    Loans receivable                             $     851,538       293,341     637,830      254,173   277,014   2,313,896
    Mortgage-backed securities                         182,335        29,361      58,772       43,862   102,808     417,138
    Investment securities (1)                           91,357        17,693      12,932            -    50,074     172,056
    Interest-bearing deposits                           37,496             -           -            -         -      37,496
    Federal funds sold                                   5,700             -           -            -         -       5,700
                                                   -----------       -------     -------      -------   -------   ---------
      Total interest-earning assets                  1,168,426       340,395     709,534      298,035   429,896   2,946,286
    Less yield adjustments, net                           (185)           80        (225)        (468)   (2,286)     (3,084)
    Impact of hedging activities (2)                     7,447             -           -            -    (7,447)          -
                                                   -----------       -------     -------      -------   -------   ---------
      Total net interest-earning assets,
       adjusted for impact of hedging activities     1,175,688       340,475     709,309      297,567   420,163   2,943,202
  Interest-bearing liabilities:
    NOW and checking accounts                           13,188        11,351      40,762       25,807    54,839     145,947
    Money market accounts                              139,684             -           -            -         -     139,684
    Passbook accounts                                   57,096        52,245     191,214      118,777   252,404     671,736
    Certificate accounts                               613,163       225,182     315,049       67,509    10,977   1,231,880
    FHLB advances                                      160,000        15,000      65,000      145,000    35,500     420,500
    Other borrowings                                    64,666         1,800      45,804        4,000    27,602     143,872
                                                   -----------       -------     -------      -------   -------   ---------
      Total interest-bearing liabilities             1,047,797       305,578     657,829      361,093   381,322   2,753,619
                                                   -----------       -------     -------      -------   -------   ---------
  Interest sensitivity gap                       $     127,891        34,897      51,480      (63,526)   38,841     189,583
                                                   ===========       =======     =======      =======   =======   =========
  Cumulative gap                                 $     127,891       162,788     214,268      150,742   189,583
                                                   ===========       =======     =======      =======   =======
Cumulative gap as a percentage
    of total assets                                       4.10%         5.22        6.87         4.84      6.08
Cumulative net interest-earning assets as
    a percentage of interest-bearing liabilities        112.21%       112.03      110.65       106.35    106.88

- -------------------------
(1) Includes $30.7 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Liquidity and Capital Resources

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's borrowed funds, cash dividends to shareholders, loans to and investments in MAF Developments, stock repurchases, as well as investment purchases with excess cash flow. In addition, cash has been used to fund stock buyback programs as a means of reducing the number of shares outstanding. During the last two years, the Company has repurchased 527,675 shares of its common stock for a total of $12.5 million, including 100,000 shares for $2.5 million which were owned by NSBI prior to the acquisition.

  The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of NSBI. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over one-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. The loan requires increasing annual principal payments starting in December 1997 with $9.2 million due at the final maturity of the loan on December 31, 2003. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which matures January 26, 1997, but is renewable. The interest rate on the line of credit is the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. No amounts have been drawn on the line of credit. The financing agreements contain covenants that, among other things, requires the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At June 30, 1996, the Company was in compliance with these covenants.

  During the years ended June 30, 1996 and 1995, the Company received cash dividends from the Bank totaling $69.0 million and $10.0 million, respectively. The large increase in 1996 was due to the acquisition of NSBI. After the acquisition was complete, the Company received $65.0 million from the Bank due to its overcapitalization for regulatory purposes from the merger with Northwestern. The Company paid $.32 per share in cash dividends to common shareholders in 1996, compared to $.291 per share in 1995.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds, such as advances from the FHLB of Chicago. During the current year the Bank borrowed $160.0 million (net) in FHLB of Chicago advances and an additional $12.1 million
(net), under reverse repurchase agreements to fund adjustable-rate loan volume which has been held in portfolio by the Bank.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the year ended June 30, 1996, the Bank's average liquidity ratio was 6.86%. At June 30, 1996, total liquidity was $167.1 million, or 6.81%, which was $44.4 million in excess of the 5.0% regulatory requirement. This excess liquidity has provided the Bank with the flexibility needed to maintain its short-term gap ratios within strategic limits, as well as most recently, to fund the increased loan volume.

  During the year ended June 30, 1996, the Bank originated and purchased loans totaling $989.8 million compared with $585.9 million during the year ended June 30, 1995. The Bank has outstanding commitments to originate loans of $100.9 million and to purchase loans of $65.1 million and commitments to sell loans of $39.4 million at June 30, 1996. The Company expects to fund current and future loan commitments using principal repayments on loans and mortgage-backed securities, as well as outside funding sources.

Subsidiary Activities

  Mid America Developments, NW Financial and MAF Developments. The Bank engages in the business of purchasing unimproved land for development into residential subdivisions of single family lots through its wholly-owned subsidiary, Mid America Developments. The Bank has been engaged in this activity since 1974, and since that time has developed and sold over 4,000 lots in 19 different subdivisions in the western suburbs of Chicago. Mid America Developments acts as sole principal or as a joint venture partner in its developments. For those joint ventures it is engaged in, Mid America Developments has historically provided essentially all of the capital for a joint venture and receives in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project. Mid America Developments only invests in real estate development projects which it believes it can monitor effectively. To date, such projects have all been located in its market area. Mid America Developments has a percentage interest in the net profit of each joint venture, generally 50%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions.

  In the acquisition of NSBI, the Bank acquired NW Financial, which is active in the development of unimproved land for development into residential subdivisions, as well as the construction of single-family homesites on the improved lots. NW Financial currently has three projects whereby it and a venture partner share in the profits of the projects on a 50/50 basis. NW Financial also provides the funds, via loans, to the projects. NW Financial was a borrower from Northwestern, or since acquisition, from the Bank. The projects are located in the north and northwest suburbs of Chicago.

  OTS regulations imposed restrictions on the Bank's participation in real estate development activities through Mid America Developments. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements." In response to the restrictions imposed by the OTS, Mid America Developments' activities, since 1989, have been limited to the completion of then-existing projects. Mid America Developments has not initiated any new projects since 1989. In 1993, the Company formed a wholly-owned subsidiary, MAF Developments, to continue its land development activities. As a subsidiary of the Company, the activities of MAF Developments are not restricted by OTS regulations as they are for the Bank. The Bank also plans to limit the activity of NW Financial to the completion of the three existing projects in process as of the acquisition.

  The following is a summary as of June 30, 1996, of the residential real estate projects Mid America Developments, NW Financial and MAF Developments currently has an interest in:

                                                                       Lots
                                Date          Number of  Number     Available For
                                Land            Lots      Sold but   Development     Total    Investment
 Description of Project       Acquired          Sold    Not Closed     or Sale       Lots      Balance
- -------------------------     --------       ---------  ----------  -------------    -----    ----------
                                                           (Dollars in thousands)
Mid America Developments:

 Ashbury                     1/87-6/87         1,084        31            -          1,115    $ 1,196
 1,115 residential lots
 13-acre commercial parcel

 Woods of Rivermist               6/86            21         5            5             31        755
 31 residential lots

NW Financial:

 Woodbridge                       2/90           357        14          160            531      6,475
 531 single-family homes
 48-acre commercial parcel

 Reigate Woods                   10/93            18        14           53             85      7,734
 85 single-family homes
 Fields of Ambria            9/89-5/91           212        11           17            240      2,381
 240 single-family homes

MAF Developments, Inc.:

 Clow Creek Farm                  6/93           226        13           21            260      1,168
 260 residential lots

 Creekside of Remington            N/A            33         -          137            170      1,807
 170 residential lots

 Harmony Grove                   11/94                     126          260            386      5,104
                                                                                               ------
 386 residential lots
 5-acre commercial parcel                                                                   $  26,620
                                                                                               ======

  The following table is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at June 30:

                          1996    1995    1994
                         -------  -----  ------
                             (In thousands)

Common stock             $ 1,657  1,397   1,397
Retained earnings         12,308  2,977   8,570
Intercompany advances      7,729    265   2,813
                         -------  -----  ------
                         $21,694  4,639  12,780
                         =======  =====  ======

  During the years ended June 30, 1996 and 1995, Mid America Developments paid dividends of $2.0 million and $9.2 million, respectively to the Bank. The remaining investment is subject to a capital deduction for the Bank in computing its regulatory capital requirements, equal to 60% or $13.0 million as of June 30, 1996. This deduction increased to 100% as of July 1, 1996. The large addition in the total balance in 1996 is solely due to the acquisition of NW Financial.

      The following is a description of the current projects involving Mid America Developments:

  Ashbury

  The Ashbury subdivision is located in Naperville, Illinois, and consists of 1,115 lots. A venture partner participates in 50% of the profits on 482 of the total lots under a joint venture agreement. A summary of lots as of June 30, 1996 is as follows:

                                   Non-
                         Venture  Venture  Total
                         -------  -------  -----

      Total lots           482      633  1,115
                           ===      ===  =====

      Total sold           466      618  1,084
      Pending sales         16       15     31
      Remaining              -        -
                           ---      ---  -----
                           482      633  1,115
                           ===      ===  =====

  Development of Ashbury was substantially completed during 1995. At June 30, 1996, all of the remaining lots are under contract and are expected to be closed by the end of the second quarter of 1997.

  Mid America Developments also owns a 13-acre commercial site in the Ashbury development. The Bank opened a temporary branch location on this property in July 1994 under a land lease with Mid America Developments. The site was sold in July 1996, at a pre-tax profit of $730,000, with an agreement that the Bank's temporary branch can remain on the property for a period of two years.

  Woods of Rivermist

  Mid America Developments is a participant in a joint venture in a 31-lot development in Naperville, Illinois. Mid America Developments receives 50% of the profits from the development. At June 30, 1996, Mid America Development's investment in the Woods of Rivermist joint venture was $755,000. At June 30, 1996, 21 of the 31 lots of this development were sold with 5 lots under contract as of June 30, 1996.


  The following is a summary of projects at MAF Developments, Inc.

  Clow Creek Farm

  MAF Developments, Inc. purchased a 103 acre parcel of land in 1993 for the development of 260 lots in Naperville, Illinois, adjacent to the Ashbury subdivision. As of June 30, 1996, the Company's investment was $1.2 million. The development is substantially complete, and 226 sales have been closed, with 145 lot sales in 1996. At June 30, 1996, there are 13 lots under contract. The Company expects to be substantially sold out of Clow Creek Farm by the end of 1997.

  Creekside of Remington

  MAF Developments, Inc. entered into a joint venture agreement to develop 170 lots in Bolingbrook, Illinois. The joint venture partner contributed the land while MAF Developments contributes development costs. Development commenced in late fiscal 1994 in the first unit which consists of 91 lots. Sales during 1996 totaled 27 lots, with no lots under contract as of June 30, 1996. Due to slower absorption in this development, the Company has not begun development of the next phase of the project.

  Harmony Grove

  MAF Developments, Inc. entered into a joint venture to develop 386 lots in Naperville, Illinois by purchasing 160 acres of land, which includes a 5-acre commercial parcel, from its venture partner. The Company's investment at June 30, 1996 was $5.1 million. To date, no lots have been sold as development commenced late in fiscal 1996. As of June 30, 1996, there are 126 lots under contract in the first phase of the project, which consists of 128 lots. Lot closings are expected to begin in the first and second quarters of 1997. The commercial parcel is under contract to be sold, with a closing expected in the latter half of fiscal 1997.

  The following is a summary of projects at NW Financial.

  Fields of Ambria

  Fields of Ambria consists of approximately 80 acres of land in Mundelein, Illinois. The subdivision was developed into 240 lots for single-family home construction by a joint venture partner, who shares in the profits of the project. The project was funded solely by funds from NW Financial, which have all been repaid. At June 30, 1996, the Company's investment was $2.4 million, representing 28 unsold homesites. At June 30, 1996, 11 homesites are pending sale.

  Reigate Woods

  Reigate Woods consist of approximately 106 acres of land in Green Oaks, Illinois. The subdivision was developed into 85 lots for single-family home construction by a joint venture partner, who shares in the profits of the project. The project is funded solely by funds from NW Financial. At June 30, 1996, the Company has an investment of $7.7 million, representing 67 unsold homesites. At June 30, 1996, 14 homesites are pending sale.

  Woodbridge

  Woodbridge consists of 341 acres of land in Elgin, Illinois. The project is being developed with a joint venture partner who shares in the projects profits, if any. The land includes 232 acres for the construction of 531 single-family homes. At June 30, 1996, 14 of the remaining 174 homesites are under contract. The project also includes 55 acres of property zoned for multi-family use, which has been sold, as well as 48 acres of commercially-zoned property. At June 30, 1996, the combined investment in the residential and commercial property is $6.5 million.

  Mid America Finance Corporation. In 1988, the Bank issued collateralized mortgage obligations CMOs through MAFC, a wholly owned special purpose finance subsidiary. The Bank contributed $149.8 million of mortgage-backed securities to MAFC which, in turn, pledged the securities to an independent trustee as collateral for the CMOs. The issuance of the CMOs resulted in net proceeds to the Bank of $130.9 million which were ultimately used to fund loan originations. Substantially all of the payments of principal and interest on the underlying collateral are paid through to the holders of the CMOs.

  The CMOs were issued in four maturity classes. The actual maturity of each class of CMO will vary according to the timing of the cash receipts from the underlying collateral. The CMOs are accounted for as a financing transaction and are reflected as borrowed funds in the consolidated financial statements of the Company. At June 30, 1996, the CMOs had an outstanding balance of $15.9 million. The mortgage-backed securities securing the CMOs had a carrying value and market value of $15.8 million and $16.2 million, respectively, at June 30, 1996.

  The CMO bonds and the mortgage-backed securities which collateralize them both carry fixed interest rates, adjusted for amortization of discounts based upon prepayment assumptions. The mortgage-backed securities yield averaged 8.60% for the year ended June 30, 1996. In contrast, the effective cost of the CMO bonds, including amortization of bond discount averaged 11.24% during 1995. This negative spread led to a $409,000 reduction to net interest income for 1996.

  Northwestern Acceptance Corporation. In 1986, Northwestern issued $300 million of CMOs through NWAC, a special purpose finance subsidiary. The CMOs were issued in two classes. Class A-1 CMOs, with an original face of $200 million, have an interest rate that is indexed to LIBOR for three-month eurodollar deposits, with a maximum rate of 13.5% per year. The Class A-2 CMOs, originally issued for $100 million, have an interest rate that adjusts in inverse proportion to the LIBOR rate, but in no event may be less than 0% per year or greater than 23.89% per year. The CMOs have a stated maturity of February 20, 2018, although actual maturity of each class of CMO will vary due to prepayments in the underlying mortgage collateral. The CMOs are also subject to mandatory and optional redemption provisions, depending on the repayment of the underlying collateral and the amount of CMOs outstanding.

  At June 30, 1996, the CMOs had an outstanding balance of $27.4 million. The CMOs are collateralized by 9.0% FHLMC mortgage-backed securities which had a carrying value and market value of $28.5 million and $29.2 million, respectively at June 30, 1996. In addition to the mortgage-backed securities, cash and investment securities totaling $1.0 million were held by the trustee to pay principal and interest on the CMOs. The mortgage-backed securities pledged, as well as the cash and investment securities held by the trustee are solely for the repayment of the CMOs.

  Mid America Insurance Agency. Mid America Insurance Agency, Inc. ("Mid America Insurance") is a wholly owned subsidiary of the Bank which provides insurance brokerage services, including personal and commercial insurance products, to the Bank's customers. For 1996, 1995 and 1994, Mid America Insurance generated pre-tax income of $97,000, $102,000, and $116,000, respectively.

  INVEST. On June 23, 1983, the Bank, through Mid America Developments, entered into an agreement with ISFA Corporation ("ISFA") to become a subscriber to its INVEST program. ISFA is a registered broker-dealer and provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently nine brokers are employed and operate from eight Bank locations. Revenues are generate d from the sales of securities products in the form of commissions which are apportioned between ISFA and the Bank. For 1996, 1995 and 1994, pre-tax income from INVEST operations was $711,000, $460,000 and $769,000, respectively.

                           REGULATION AND SUPERVISION

General

  The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act of 1933, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

  The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation. Recently proposed legislation could restrict the activities of unitary savings and loan holding companies to those permissible for multiple savings and loan holding companies.

  The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the

FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $21.7 million investment in Mid America Developments at June 30, 1996, which the Bank must deduct 60%, or $13.0 million from regulatory capital for purposes of calculating its capital requirements.

  The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of June 30, 1996, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At June 30, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

  At June 30, 1996 and 1995, the Bank was in compliance with the current capital requirements as follows:

                                   At June 30, 1996           At June 30, 1995
                                -----------------------    -----------------------
                                            Percent of                 Percent of
                                  Amount      Assets         Amount      Assets
                                ----------  -----------    ----------  -----------
                                            (Dollars in thousands)
Stockholder's equity of
 the Bank                      $   263,346       8.43%    $   101,539       5.73%
                                   =======      =====        ========     ======
Tangible capital               $   215,582       7.02%    $    99,723       5.64%
Tangible capital
 requirement                        46,095       1.50          26,517       1.50
                                   -------      -----        --------     ------
Excess                         $   169,487       5.52%         73,206       4.14%
                                   =======      =====        ========     ======
Core capital                   $   215,582       7.02%    $    99,723       5.64%
Core capital requirement            92,189       3.00          53,033       3.00
                                   -------      -----        --------     ------
Excess                         $   123,393       4.02%    $    46,690       2.64%
                                   =======      =====        ========     ======
Core and supplementary
 capital                       $   232,625      15.36%    $   108,706      12.07%
Risk-based capital
 requirement                       121,167       8.00          72,068       8.00
                                   -------      -----        --------     ------
Excess                         $   111,458       7.36%    $    36,638       4.07%
                                   =======      =====        ========     ======
Total Bank assets              $ 3,122,790                $ 1,770,946
Adjusted total Bank assets       3,072,970                  1,767,781
Total risk-weighted assets       1,564,618                    904,018
Adjusted total
 risk-weighted assets            1,514,587                    900,853
Investment in Bank's real
 estate subsidiary                  21,694                      4,639

  The table above assumes a 60% deduction from capital for the Banks' investment in and advances to Mid America Developments and NW Financial at June 30,1996.
As of July 1, 1996, this deduction increased to 100%. If the 100% deduction had been applied to the Bank's balance sheet as of June 30, 1996, its tangible and core capital ratio would have been 6.76% and its risk-based capital ratio would have been 14.88%.

  The following table reflects the Bank's regulatory capital as of June 30, 1996 as it relates to these three capital requirements:

                                                                        Risk-
                                                  Tangible     Core     Based
                                                  --------   --------  --------
                                                    (Dollars in thousands)
Stockholder's equity of the Bank                $  263,346   263,346   263,346
Goodwill and other non-allowable intangible
 assets                                            (35,630)  (35,630)  (35,630)
Non-permissible subsidiary deduction               (13,016)  (13,016)  (13,016)
Non-includible purchased mortgage servicing
 rights                                               (184)     (184)     (184)
Regulatory capital adjustment for available
 for sale securities                                 1,066     1,066     1,066
Land loans greater than 80% loan-to-value                -         -      (211)
General loan loss reserves                               -         -    17,254
                                                   -------   -------   -------
 Regulatory capital                             $  215,582   215,582   232,625
                                                   =======   =======   =======

  Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less of than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

  The FDIC recently adopted a new assessment rate schedule of 0 to 27 basis points for BIF members. Under that schedule, most BIF pay $2,000 per year, the legal minimum in insurance premiums. With respect to SAIF member institutions, the existing assessment schedule of 23 to 31 basis points was retained. As long as the premium disparity remains, it may place SAIF members, such as the Bank, at a substantial disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

  Several bills have been introduced in Congress to mitigate the effect of the BIF/SAIF premium disparity. Among other things, these bills would impose a special assessment on SAIF members to recapitalize the SAIF fund and would spread the FICO payments across all BIF and SAIF members. It is presently estimated that the amount of the one-time fee would range from 79 to 85 basis points on the amount of deposits held by SAIF-member institutions as of March 31, 1995. An assessment of a 79 to 85 basis point fee to recapitalize the SAIF would result in a $10.4 million to $11.1 million payment on an after tax basis for the Bank, based on deposits as of March 31, 1995.

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

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 1996, the Bank's limit on loans to one borrower was $32.3 million. At June 30, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower consisted of a $16.2 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1996, the Bank maintained 93.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or

(ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At June 30, 1996, the Bank was a Tier 1 Bank.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for June 30, 1996 were 6.81% and 5.72% respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 1996 totaled $305,000.

  Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

  Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

  The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

  Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of proceedings for receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and may amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At June 30, 1996, the Bank was in compliance with this requirement, with an investment in FHLB of Chicago stock of $30.7 million. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended June 30, 1996, 1995, and 1994, dividends from the FHLB of Chicago to the Bank amounted to $1.3 million, $656,000, and $637,000, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


Impact of New Accounting Standards

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. The Company does not expect the adoption of SFAS No. 121 to have a material impact on its consolidated financial condition or results of operations.

  In May 1995, the FASB issued SFAS No. 122, "Accounting in Mortgage Banking Activities." SFAS No. 122 is effective for fiscal years beginning after December 31, 1995, with earlier application encouraged. SFAS No. 122 requires the recognition of a separate asset related to rights to service loans for others, however those servicing rights are acquired. SFAS No. 122 also requires an assessment of the capitalized mortgage rights for impairment based on the fair value of those rights. The Bank implemented the provisions of SFAS No. 122 on July 1, 1996. It is anticipated that the implementation will have a positive impact on earnings, due to the active retail loan origination strategy of the Bank, although the amount is subject to a variety of factors, including the general level of interest rates, the mix of loan originations at the time of implementation, and the estimated value management determines its servicing rights to have.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for the Company in fiscal 1997. SFAS No. 123 allows for alternative accounting treatment for stock-based compensation which the Company currently reports under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company does not intend to elect the fair value based method of expense recognition for stock-based compensation as contemplated by SFAS No. 123, but rather will adopt the pro forma disclosure alternative provided in SFAS No. 123, and continue to account for stock-based compensation under APB No. 25.

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingushments of Liabilities." This Statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

                       MAF Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                June 30,
                                                         -----------------------
                                                            1996         1995
                                                         -----------  ----------
                                                             (In thousands)
Assets
Cash and due from banks                                  $   51,665      39,982
Interest-bearing deposits                                    37,496      10,465
Federal funds sold                                            5,700       9,360
Investment securities, at amortized cost (fair value
 of $102,098 at June 30, 1996 and $53,172 at
 June 30, 1995)                                             102,226      53,206
Investment securities available for sale, at fair value      38,296      24,088
Stock in Federal Home Loan Bank of Chicago, at cost          30,729      13,025
Mortgage-backed securities, at amortized cost (fair
 value of $290,249 at June 30, 1996 and $237,697
 at June 30, 1995)                                          293,381     243,952
Mortgage-backed securities available for sale, at fair
 value                                                      124,721      63,438
Loans receivable held for sale                                9,314      24,984
Loans receivable, net of allowance for loan losses of
 $17,254 at June 30, 1996, and $9,197 at June 30, 1995    2,284,085   1,242,469
Accrued interest receivable                                  19,974      10,246
Foreclosed real estate                                          888         336
Real estate held for development or sale                     26,620      11,454
Premises and equipment, net                                  31,245      21,135
Excess of cost over fair value of net assets acquired        26,901           -
Other assets                                                 33,908      14,936
                                                          ---------   ---------
                                                         $3,117,149   1,783,076
                                                          =========   =========
Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                 2,254,100   1,313,306
 Borrowed funds                                             537,696     307,024
 Subordinated capital notes, net                             26,676      20,100
 Advances by borrowers for taxes and insurance               17,056      15,219
 Accrued expenses and other liabilities                      39,395      22,008
                                                          ---------   ---------
   Total liabilities                                      2,874,923   1,677,657

Stockholders' equity:
 Preferred stock, $.01 par value; authorized
  5,000,000 shares; none issued or outstanding                    -           -
 Common stock, $.01 par value; authorized 40,000,000
  shares;  11,057,498 shares issued and 10,340,673
  outstanding at June 30, 1996; 5,859,568 shares
  issued and 5,492,743 outstanding at June 30, 1995             111          59
 Additional paid-in capital                                 170,956      39,740
 Retained earnings, substantially restricted                 88,524      73,447
 Unrealized loss on securities available for sale, net
  of tax                                                       (825)        (48)
 Treasury stock, at cost; 716,825 shares at June 30,
  1996 and 366,825 shares at June 30, 1995                  (16,540)     (7,779)
                                                          ---------   ---------
   Total stockholders' equity                               242,226     105,419

Commitments and contingencies                             ---------   ---------
                                                         $3,117,149   1,783,076
                                                          =========   =========

See Accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                    Year Ended June 30,
                                      ---------------------------------------------
                                         1996             1995              1994
                                      ---------       ------------      -----------
                                      (dollars in thousands, except per share data)
                                      ---------------------------------------------
Interest income:
 Loans receivable                     $ 115,466             86,511           75,781
 Mortgage-backed securities              18,291             19,747           20,304
 Investment securities                    6,153              5,041            4,741
 Interest-bearing deposits                2,064              2,068            2,390
 Federal funds sold                       1,121              1,596              562
                                       --------            -------          -------
  Total interest income                 143,095            114,963          103,778

Interest expense:
 Deposits                                63,325             55,794           53,004
 Borrowed funds and
  subordinated capital notes             29,896             17,573           16,690
                                       --------            -------          -------
  Total interest expense                 93,221             73,367           69,694
                                       --------            -------          -------
  Net interest income                    49,874             41,596           34,084
Provision for loan losses                   700                475            1,200
                                       --------            -------          -------
  Net interest income after
   provision for loan losses             49,174             41,121           32,884

Non-interest income:
 Gain (loss) on sale of:
  Loans receivable                          203                (56)           2,631
  Mortgage-backed securities                 (5)                 -              504
 Income from real estate operations       4,786              7,497            7,719
 Gain (loss) on sale and
  writedown of investment securities        188               (231)             200
 Gain on sale of foreclosed
  real estate                                50                181              145
 Deposit account service charges          4,894              3,347            2,414
 Loan servicing fee income                2,394              2,373            2,456
 Brokerage commissions                    1,711              1,383            1,682
 Other                                    2,879              2,156            1,897
                                       --------            -------          -------
  Total non-interest income              17,100             16,650           19,648

Non-interest expense:
 Compensation and benefits               21,209             18,257           16,954
 Office occupancy and equipment           3,774              3,522            3,569
 Federal deposit insurance premiums       3,255              3,003            2,996
 Advertising and promotion                1,746              1,760            1,408
 Data processing                          1,683              1,473            1,282
 Other                                    6,119              5,397            5,107
                                       --------            -------          -------
  Total non-interest expense             37,786             33,412           31,316
                                       --------            -------          -------
  Income before income taxes and
   extraordinary item                    28,488             24,359           21,216
Income taxes                             10,805              9,316            7,766
                                       --------            -------          -------
  Income before extraordinary item       17,683             15,043           13,450
Extraordinary item-loss on early
 extinguishment of debt, net of tax
 benefit of $300                           (474)                 -                -
                                       --------            -------          -------
  Net income                          $  17,209             15,043           13,450
                                       ========            =======          =======
Primary earnings per share:
 Income before extraordinary item     $    2.84               2.54             2.22
 Extraordinary item, net of tax            (.08)                 -                -
                                       --------            -------          -------
  Net income                          $    2.76               2.54             2.22
                                       ========            =======          =======
Fully diluted earnings per share:
 Income before extraordinary item     $    2.84               2.54             2.22
 Extraordinary item, net of tax            (.08)                 -                -
                                       --------            -------          -------
  Net income                          $    2.76               2.54             2.22
                                       ========            =======          =======

See Accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity



                                                                                             Unrealized loss
                                                                       Additional             on securities
                                                              Common    paid-in   Retained  available for sale,
                                                               stock    capital   earnings      net of tax
                                                               -----    -------   --------      ----------
                                                                         (Dollars in thousands)
 Balance at June 30, 1993                                         54     27,006     58,674               -
 Net income                                                        -          -     13,450               -
 Proceeds from exercise of 17,643 stock options                    -         90          -               -
 Purchase of treasury shares                                       -          -          -               -
 Tax benefits from stock-related compensation                      -        251          -               -
 Principal payment on ESOP loan                                    -          -          -               -
 Distribution of MRP stock awards                                  -          -          -               -
 50% stock dividend related to fractional shares                   -          -         (7)              -
                                                               -----    -------    -------        --------
 Balance at June 30, 1994                                         54     27,347     72,117               -
 Net income                                                        -          -     15,043               -
 Proceeds from exercise of 14,025 stock options                    -         78          -               -
 Purchase of treasury shares                                       -          -          -               -
 Tax benefits from stock-related compensation                      -        219          -               -
 Principal payment on ESOP loan                                    -          -          -               -
 Distribution of MRP stock awards                                  -          -          -               -
 Cumulative effect of change in accounting for
  securities available for sale, net of tax                        -          -          -            (739)
 Change in unrealized loss on securities
  available for sale, net of tax                                   -          -          -             691
 Cash dividends declared, $0.291 per share                         -          -     (1,612)              -
 Special 10% stock dividend                                        5     12,096    (12,101)              -
                                                               -----    -------    -------        --------
 Balance at June 30, 1995                                         59     39,740     73,447             (48)
 Net income                                                        -          -     17,209               -
 Issuance of 5,194,710 shares, including value of
  option carryovers, for acquisition of N.S. Bancorp              52    131,186          -               -
 Proceeds from exercise of 3,150 stock options                     -         17          -               -
 Purchase of treasury shares                                       -          -          -               -
 Tax benefits from stock-related compensation                      -         13          -               -
 Change in unrealized loss on securities
  available for sale, net of tax                                   -          -          -            (777)
 Cash dividends declared, $0.32 per share                          -          -     (2,121)              -
 10% stock dividend related to fractional shares                   -          -        (11)              -
                                                               -----    -------    -------        --------
 Balance at June 30, 1996                                    $   111    170,956     88,524            (825)
                                                               =====    =======    =======        ========


                                                                        Common stock   Common stock
                                                             Treasury    acquired by    acquired by
                                                               Stock         ESOP          MRPs           Total
                                                               -----         ----          ----         ---------
                                                                          (Dollars in thousands)
 Balance at June 30, 1993                                          -         (383)         (349)         85,002
 Net income                                                        -            -             -          13,450
 Proceeds from exercise of 17,643 stock options                    -            -             -              90
 Purchase of treasury shares                                  (4,038)           -             -          (4,038)
 Tax benefits from stock-related compensation                      -            -             -             251
 Principal payment on ESOP loan                                    -          237             -             237
 Distribution of MRP stock awards                                  -            -           165             165
 50% stock dividend related to fractional shares                   -            -             -              (7)
                                                             -------      -------       -------        --------
 Balance at June 30, 1994                                     (4,038)        (146)         (184)         95,150
 Net income                                                        -            -             -          15,043
 Proceeds from exercise of 14,025 stock options                    -            -             -              78
 Purchase of treasury shares                                  (3,741)           -             -          (3,741)
 Tax benefits from stock-related compensation                      -            -             -             219
 Principal payment on ESOP loan                                    -          146             -             146
 Distribution of MRP stock awards                                  -            -           184             184
 Cumulative effect of change in accounting for
  securities available for sale, net of tax                        -            -             -            (739)
 Change in unrealized loss on securities
  available for sale, net of tax                                   -            -             -             691
 Cash dividends declared, $0.291 per share                         -            -             -          (1,612)
 Special 10% stock dividend                                        -            -             -               -
                                                             -------      -------       -------        --------
 Balance at June 30, 1995                                     (7,779)           -             -         105,419
 Net income                                                        -            -             -          17,209
 Issuance of 5,194,710 shares, including value of
  option carryovers, for acquisition of N.S. Bancorp               -            -             -         131,238
 Proceeds from exercise of 3,150 stock options                     -            -             -              17
 Purchase of treasury shares                                  (8,761)           -             -          (8,761)
 Tax benefits from stock-related compensation                      -            -             -              13
 Change in unrealized loss on securities
  available for sale, net of tax                                   -            -             -            (777)
 Cash dividends declared, $0.32 per share                          -            -             -          (2,121)
 10% stock dividend related to fractional shares                   -            -             -             (11)
                                                             -------      -------       -------        --------
 Balance at June 30, 1996                                   $(16,540)           -             -         242,226
                                                             =======      =======       =======        ========

 See Accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                      Year Ended June 30,
                                                --------------------------------
                                                   1996       1995       1994
                                                ----------  ---------  ---------
                                                         (In thousands)
Operating activities:
 Net income                                     $  17,209     15,043     13,450
 Adjustments to reconcile net income to net
  cash
  provided by operating activities:
   Depreciation and amortization                    1,996      1,825      1,817
   Amortization of premiums, discounts and
    deferred loan fees                                175        632      2,926
   Distribution of MRP awards                           -        184        165
   Provision for loan losses                          700        475      1,200
   FHLB of Chicago stock dividends                      -       (156)         -
   Deferred income tax expense (benefit)            1,452      1,423     (2,035)
   Extraordinary item, net of tax                     474          -          -
   Net gain on sale of loans, mortgage-backed
    securities, and real estate held for
    development or sale                            (4,984)    (7,441)   (10,854)
   (Gain) loss on sale of and writedown of
    investment securities, net                       (188)       231       (200)
   (Increase) decrease in accrued interest
    receivable                                     (1,849)      (777)       (97)
   Net (increase) decrease in other assets
    and liabilities, net of effects from
    purchase of NSBI                                5,477      4,898     (2,473)
                                                ---------   --------   --------
      Net adjustments                               3,253      1,294     (9,551)
 Loans originated for sale                       (157,961)   (74,841)  (273,982)
 Loans purchased for sale                         (93,271)   (31,221)   (12,071)
 Sale of mortgage-backed securities available
  for sale                                         41,188          -      8,630
 Sale of loans originated and purchased for
  sale                                            267,394     92,246    342,977
                                                ---------   --------   --------
      Net cash provided by operating
       activities                                  77,812      2,521     69,453
                                                ---------   --------   --------
Investing activities:
 Loans originated for investment                 (473,622)  (348,610)  (528,951)
 Principal repayments on loans receivable         394,274    231,165    419,062
 Principal repayments on mortgage-backed
  securities                                       69,790     49,583    181,616
 Proceeds from maturities of investment
  securities available for sale                    34,002        137          -
 Proceeds from maturities of investment
  securities held to maturity                     101,194     27,507        712
 Proceeds from sale of:
  Loans receivable                                  1,805          -      2,069
  Investment securities available for sale          1,155      6,516      4,416
  Stock in Federal Home Loan Bank of Chicago          300          -      1,356
  Real estate held for development or sale         16,184     19,455     28,905
  Premises and equipment                                1         55          1
 Purchases of:
  Loans receivable held for investment           (269,796)  (126,124)      (282)
  Investment securities available for sale        (31,111)    (6,960)    (2,466)
  Investment securities held to maturity          (21,715)   (16,938)   (31,917)
  Mortgage-backed securities available for
   sale                                                 -    (10,003)   (31,304)
  Mortgage-backed securities held to maturity           -          -   (139,319)
  Stock in Federal Home Loan Bank of Chicago       (8,300)    (3,122)         -
  Real estate held for development or sale         (7,297)   (12,588)    (6,159)
  Premises and equipment                           (4,282)    (2,599)    (1,255)
 Payment for purchase of N.S. Bancorp, net of
  cash acquired                                  (174,730)         -          -
                                                ---------   --------   --------
      Net cash used in investing activities      (372,148)  (192,526)  (103,516)
                                                ---------   --------   --------

                                                                     (Continued)

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (continued)

                                                    Year Ended June 30,
                                                -----------------------------
                                                  1996       1995      1994
                                                ---------  --------  --------
                                                       (In thousands)
Financing activities:
 Proceeds from:
  FHLB of Chicago advances                       205,000   150,000    55,000
  Unsecured term bank loan                        35,000         -         -
  Issuance of subordinated notes, net             26,629         -         -
 Repayments of:
  FHLB of Chicago advances                       (45,000)        -         -
  Subordinated capital notes                     (20,900)        -         -
  Collateralized mortgage obligations             (6,038)   (6,477)  (40,676)
 Net increase (decrease) in reverse repurchase
  agreements                                     (56,910)   15,000    12,675
 Net decrease in other borrowings                      -    (3,518)     (278)
 Net additions to deposits                        68,375    20,775     2,459
 Increase (decrease) in advances by borrowers
  for taxes and insurance                            809     2,901    (2,236)
 Issuance of common stock in conjunction with
  acquisition                                    131,238         -         -
 Proceeds from exercise of stock options              17        78        90
 Purchase of treasury stock                       (6,299)   (3,741)   (4,038)
 Cash dividends paid                              (2,531)   (1,213)        -
                                                 -------   -------   -------
      Net cash provided by financing activities  329,390   173,805    22,996
                                                 -------   -------   -------
Increase (decrease) in  cash and cash
 equivalents                                      35,054   (16,200)  (11,067)
Cash and cash equivalents at beginning of year    59,807    76,007    87,074
                                                 -------   -------   -------
Cash and cash equivalents at end of year        $ 94,861    59,807    76,007
                                                 =======   =======   =======

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest on deposits and borrowed funds       $ 96,294    72,426    69,793
  Income taxes                                     9,150     6,450    10,715
 Summary of non-cash transactions:
  Transfer of loans receivable to
   foreclosed real estate                            515     1,016     2,041
  Loans receivable swapped into mortgage-backed
   securities                                     41,195         -     4,835
  Investment securities transferred to
   available for sale category                    17,999    16,004         -
  Mortgage-backed securities transferred
   to available for sale category                108,743    77,827         -
  Investment securities of N.S. Bancorp
   transferred to treasury stock                   2,462         -         -
                                                 =======   =======   =======

See Accompanying Notes to Consolidated Financial Statements

                       MAF Bancorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          June 30, 1996, 1995 and 1994

1.  Summary of Significant Accounting Policies

    Principles of Consolidation. The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company") and its two wholly-owned subsidiaries, Mid America Federal Savings Bank ("Bank") and MAF Developments, Inc., as well as the Bank's wholly-owned subsidiaries, Mid America Development Services, Inc. ("Mid America Developments"), Mid America Finance Corporation ("MAFC"), Mid America Insurance Agency, Inc., Mid America Mortgage Securities, Inc., NW Financial, Inc ("NW Financial"), and Northwestern Acceptance Corporation ("NWAC"). All significant intercompany balances and transactions have been eliminated in consolidation.


    Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Investment and Mortgage-Backed Securities. All investment securities and mortgage-backed securities are classified in one of three categories: trading, held to maturity, or available for sale. Trading securities include investment and mortgage-backed securities which the Company has purchased and holds for the purpose of selling in the future. These investments are carried at fair value, with unrealized gains and losses reflected in income in the current period. Held to maturity securities include investment and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost, with no recognition of unrealized gains or losses in the financial statements. All other investment and mortgage-backed securities are classified as available for sale. These investments are carried at fair value, with unrealized gains and losses reflected as an adjustment to stockholders' equity, net of tax.

    Amortization of premiums, accretion of discounts, and the amortization of purchase accounting adjustments for investment and mortgage-backed securities acquired are recognized in interest income over the period to maturity for investment securities, or the estimated life of mortgage-backed securities using the level-yield method. Gains and losses on sales of investment securities, mortgage-backed securities, and equity securities are determined using the specific identification method.

    The Bank arranges for "swap" transactions with the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") which involve the exchange of whole mortgage loans originated by the Bank for mortgage-backed securities. These securities are generally categorized as available for sale as they are usually sold in conjunction with the Bank's mortgage banking strategy.

    Upon adoption of Statement of Financial Accounting Standards No. 115 in 1995, the Company transferred $16.0 million of investment securities and $77.8 million of mortgage-backed securities into the available for sale category. The unrealized loss at the date of transfer was $1.2 million. In accordance with an implementation guide to SFAS No. 115 issued in November 1995, the Company transferred $18.0 million of investment securities and $108.7 million of mortgage-backed securities on December 31, 1995, from held to maturity to available for sale. The unrealized loss was $267,000 at the date of transfer. The transfers in both years were made to provide additional flexibility for the Company in managing its investment and liquidity positions.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    Loans receivable held for sale. The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans which it originates. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate.

    The Bank enters into forward commitments to sell mortgage loans primarily with FNMA to deliver mortgage loans originated by the Bank at a specific time and specific price in the future. Loans subject to forward sales are classified as held for sale. Unrealized losses, if any, on forward commitments are included in gain (loss) on sale of mortgage loans in the period the loans are committed.

    Loans Receivable. Loans receivable are stated at unpaid principal balances less unearned discounts, deferred loan origination fees, loans in process and allowance for loan losses.

    Discounts on loans receivable are amortized to interest income using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Amortization of purchase accounting discounts are being amortized over the contractual term of loans receivable acquired, adjusted for anticipated prepayments, using the level-yield method.

    Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is recognized as an adjustment to yield using the level-yield method over the contractual life of the loans.

    On July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the identification and measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $500,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. At June 30, 1996, and throughout the year, the Company had no loans which are considered impaired under the criteria of SFAS No. 114. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

    The Company's policy for recognition of interest income on impaired loans is unchanged as a result of the adoption of SFAS No. 114 and 118. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt, and is normally analyzed upon the borrower becoming 90 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or in the process of foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, or at a time when the loan is brought current in accordance with its original terms.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    Allowance for Loan Losses. The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover the risks inherent in the Bank's loan portfolio. In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions.

    Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose.

    Real Estate Held for Development or Sale. Real estate properties held for development or sale, are carried at the lower of cost, including capitalized holding costs or net realizable value. Gains and losses on individual lot sales in a particular development are based on cash received less the estimated cost of sales per lot. Cost of sales is calculated as the current investment in the particular development plus anticipated costs to complete the development, which includes interest capitalized, divided by the remaining number of lots to be sold. Periodic estimates are made as to a development's cost to complete. Per unit cost of sales estimates are adjusted on a prospective basis when, and if, estimated costs to complete change.

    Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization, Buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives are 20 to 50 years for office buildings, 10 to 15 years for parking lot improvements, and 3 to 10 years for furniture, fixtures, and equipment. The cost of leasehold improvements is being amortized using the straight-line method over the lesser of the life of the leasehold improvement or the term of the related lease.

    Intangibles. Included in other assets is an identifiable core deposit intangible established in the acquisition of N.S. Bancorp, which was established due to the application of the purchase method of accounting and is being amortized over a 10 year period on an accelerated method of amortization.

    The excess of cost over fair value of net assets and identified intangible assets acquired (goodwill) due to the application of the purchase method of accounting is being amortized over 20 years using the straight-line method.

    Mortgage Servicing Rights. Included in other assets are purchased mortgage servicing rights which represent the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and are subsequently amortized over the estimated life of the loan servicing income stream using the level-yield method. The Bank conducts periodic impairment analysis by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, and the cost to service such loans.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    Borrowed Funds. Discounts and premiums on collateralized mortgage obligations are amortized using the level-yield method over the remaining contractual maturities of the underlying mortgage-backed security collateral, adjusted for estimated prepayments. The discount on subordinated capital notes is amortized using the level-yield method over the life of the notes.

    Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the balance sheet. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to "temporary differences" and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which more likely than not is not expected to be realized, a valuation allowance shall be established against such asset.

    Derivative Financial Instruments. The Company utilizes for purposes other than trading the use of forward commitments to sell mortgage loans and interest rate futures contracts, primarily U.S. Treasury bond futures, as part of its mortgage loan origination hedging strategy. Gains and losses on open and closed futures positions are deferred and recognized as an adjustment to gain (loss) on the sale of loans receivable when the underlying loan being hedged is sold into the secondary market.

    Restrictions on Cash. Based on the types and amounts of deposits received, the Bank must maintain non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. The Bank's reserve requirement was $9.7 million and $9.0 million at June 30, 1996, and 1995, respectively.

    Earnings Per Share. Earnings per share is determined by dividing net income for the year by the weighted average number of shares outstanding. Stock options are regarded as common stock equivalents and are considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Weighted average shares used in calculating earnings per share are summarized below for the years ended June 30:

                                         1996       1995       1994
                                       ---------  ---------  ---------
   Primary earnings per share          6,238,444  5,912,787  6,054,836
   Fully-diluted earnings per share    6,240,842  5,918,892  6,060,981
                                       =========  =========  =========

    Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

    Reclassifications. Certain reclassifications of prior year amounts have been made to conform with current year presentation.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

2.  Acquisition

    On May 30, 1996, the Company acquired N.S. Bancorp, Inc. ("NSBI"), and its wholly-owned subsidiary Northwestern Savings Bank ("Northwestern") through the issuance of .8529 shares of MAF Bancorp common stock plus $20.1799 of cash for each share of NSBI stock as follows (dollars in thousands):

  Cash paid (including acquisition expenses of $7.6 million) $  130,545
  Common stock issued, including $3.3 million value of
   option carryovers                                            131,238
                                                                -------
     Total consideration                                        261,783
  Less: cash acquired from NSBI                                  87,053
                                                                -------
     Purchase of NSBI, net of cash acquired                  $  174,730
                                                                =======

    The Company issued 5.2 million shares of its common stock in the acquisition. The funds used for the purchase were obtained from available cash and cash equivalents, cash acquired, and short-term borrowings, which were subsequently repaid with NSBI's maturing investment securities. Additionally, the Company obtained an unsecured long-term bank borrowing for $35.0 million (See note 10).

    The transaction was accounted for as a purchase. Acquisition expenses incurred in the transaction include professional fees as well as $4.2 million of severance costs, net of applicable tax benefits. All assets, liabilities and identified intangible assets of NSBI, and its wholly-owned subsidiaries, were adjusted to fair value as of the effective date of the merger creating goodwill in the amount of $27.0 million, which was pushed-down to the Bank, and is being amortized on the straight line basis over 20 years. Premiums and discounts on the fair value adjustments amounted to $4.1 million and $8.5 million, respectively.

    The following table summarizes the unaudited proforma financial results for 1996 and 1995 as if NSBI had been acquired on July 1, 1995.

                                                            1996     1995
                                                          -------   ------
                                                           (In thousands)

Net interest income after provision for loan losses     $  78,722   66,053
Total non-interest income                                  24,344   25,799
Total non-interest expense                                 56,376   53,670
Income taxes                                               17,945   14,757
Extraordinary item, net of tax                               (474)       -
                                                          -------   ------
Net income                                              $  28,271   23,425
                                                          =======   ======
Earnings per share:
Income before extraordinary item                        $    2.62     2.08
Extraordinary item, net of tax                               (.08)       -
                                                          -------   ------
Net income                                              $    2.54     2.08
                                                          =======   ======

    The proforma information is not necessarily indicative of the actual results of operations which would have occurred had the acquisition of NSBI been consummated on July 1, 1995, nor is it necessarily indicative of future operating results.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

3.  Investment Securities

    Investment securities available for sale and held to maturity are summarized below at June 30:

                                                         1996                                        1995
                                     ------------------------------------------     -------------------------------------------
                                                Gross       Gross                             Gross        Gross
                                      Book    Unrealized  Unrealized      Fair      Book    Unrealized   Unrealized       Fair
                                      Value     Gains       Losses        Value     Value     Gains        Losses         Value
                                     -------    -----       ------       ------     -----     -----        ------        ------
                                                               (Dollars in thousands)
Available for sale:
United States government
 and agency obligations due:
  Within one year                  $  10,997        8          (23)      10,982     5,000         -            (9)        4,991
  After one year to five years        12,998        -         (159)      12,839     5,000         2             -         5,002
Marketable equity securities          12,050      526           (4)      12,572     7,871       404           (43)        8,232
Other investment securities            1,922        -          (19)       1,903     5,863         -             -         5,863
                                    --------      ---         ----      -------    ------       ---          ----        ------
                                   $  37,967      534         (205)      38,296    23,734       406           (52)       24,088
                                    ========      ===         ====      =======    ======       ===          ====        ======
Held to maturity:
United States government
 and agency obligations due:
  Within one year                  $  47,301        4          (29)      47,276    10,084         -           (81)       10,003
  After one year to five years        10,000        -         (323)       9,677    33,030        53          (712)       32,371
  After five years to ten years       19,646      374          (60)      19,960     9,971       706             -        10,677
  Ten or more years                   24,321        -          (94)      24,227         -         -             -             -
Other investment securities              958        -            -          958       121         -             -           121
                                    --------      ---         ----      -------    ------       ---          ----        ------
                                   $ 102,226      378         (506)     102,098    53,206       759          (793)       53,172
                                    ========      ===         ====      =======    ======       ===          ====        ======
Weighted average yield at June 30       6.89%                                        5.68%
                                    ========                                       ======

    During 1996 and 1995, proceeds on the sale of investment securities available for sale were $1.2 million and $6.5 million, respectively. In 1996, gross realized gains were $188,000. In 1995, gross realized gains were $199,000, and gross realized losses were $430,000. During 1994, proceeds on the sale of investment securities were $5.8 million. Gross realized gains were $200,000.

4.  Mortgage-Backed Securities

    Mortgage-backed securities available for sale and held to maturity are summarized below at June 30:

                                                             1996                                         1995
                                          -------------------------------------------  ------------------------------------------
                                                       Gross        Gross                          Gross       Gross
                                            Book     Unrealized  Unrealized    Fair      Book    Unrealized  Unrealized    Fair
                                            Value      Gains       Losses      Value    Value      Gains       Losses      Value
                                          ---------  ----------  -----------  -------  --------  ----------  -----------  -------
                                                                         (Dollars in thousands)
Available for sale:
FHLMC pass-through certificates         $    8,000           71         (19)    8,052        -            -           -         -
FNMA pass-through certificates              13,232          343         (10)   13,565        -            -           -         -
Collateralized mortgage obligations        105,146           56      (2,098)  103,104   63,872           17        (451)   63,438
                                          --------        -----      ------   -------  -------        -----      ------   -------
                                        $  126,378          470      (2,127)  124,721   63,872           17        (451)   63,438
                                          ========        =====      ======   =======  =======        =====      ======   =======
Held to maturity:
GNMA pass-through certificates          $    3,637          168          (9)    3,796        -            -           -         -
FHLMC pass-through certificates            157,468        2,441      (1,579)  158,330   31,560          778           -    32,338
FNMA pass-through certificates              32,044          223        (109)   32,158   16,296          529           -    16,825
Collateralized mortgage obligations        100,232           30      (4,297)   95,965  196,096            -      (7,562)  188,534
                                          --------        -----      ------   -------  -------        -----      ------   -------
                                        $  293,381        2,862      (5,994)  290,249  243,952        1,307      (7,562)  237,697
                                          ========        =====      ======   =======  =======        =====      ======   =======
Weighted average yield at June 30             6.91%                                       6.39%
                                          ========                                     =======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    The Bank swaps certain loans it originates into mortgage-backed securities. Included in mortgage-backed securities at June 30, 1996, and 1995, are $22.6 million and $28.7 million, respectively, of loans originated by the Bank. During the years ended June 30, 1996, 1995 and 1994, the Bank swapped $41.2 million, $- 0-, and $4.8 million, respectively, all of which were sold in the same year swapped.

5.  Loans Receivable

    Loans receivable are summarized as follows at June 30:

                                                            1996         1995
                                                         ----------   ----------
                                                             (In thousands)
Real estate loans:
 One-to-four family residential                         $ 2,032,102   1,032,233
 Multi-family                                                94,713      67,248
 Commercial                                                  46,101      47,273
 Construction                                                16,090      19,984
 Land                                                        26,644      19,281
                                                        -----------   ---------
    Total real estate loans                               2,215,650   1,186,019
 Unearned discounts, premiums, and deferred loan
  fees, net                                                  (3,245)       (882)
 Loans in process                                            (6,602)     (8,459)
                                                        -----------   ---------
                                                          2,205,803   1,176,678
Other loans:
 Consumer loans:
  Equity lines of credit                                     79,193      66,710
  Home equity loans                                          10,525       4,335
  Other                                                       4,110       2,652
                                                        -----------   ---------
    Total consumer loans                                     93,828      73,697
 Commercial business loans                                    1,821       1,560
                                                        -----------   ---------
    Total other loans                                        95,649      75,257
 Loans in process                                              (113)       (269)
                                                        -----------   ---------
                                                             95,536      74,988
                                                        -----------   ---------
                                                          2,301,339   1,251,666
 Allowance for loan losses                                  (17,254)     (9,197)
                                                        -----------   ---------
                                                        $ 2,284,085   1,242,469
                                                        ===========   =========
Weighted average yield at June 30                              7.64%       7.88%
                                                               ====        ====

    Adjustable-rate loans totaled $1.7 billion at June 30, 1996, and $896.9 million at June 30, 1995.

    Activity in the allowance for loan losses is summarized as follows for the years ended June 30:



                                              1996           1995        1994
                                            -------        --------    --------
                                                        (In thousands)
Balance at beginning of year                $ 9,197           8,779       7,993
Provision for loan losses                       700             475       1,200
Balance acquired in merger                    7,722               -           -
Charge-offs                                    (376)           (110)       (417)
Recoveries                                       11              53           3
                                            -------         -------     -------
Balance at end of year                      $17,254           9,197       8,779
                                            =======         =======     =======


                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    At June 30, 1996, 1995 and 1994, the Bank had $6.1 million, $2.1 million and $3.4 million, respectively, of loans which were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $132,000, $98,000 and $168,000 for the years ended June 30, 1996, 1995 and 1994, respectively had these loans being accruing under their contractual terms.

    Loans receivable accounted for as troubled debt restructuring are summarized as follows:

                                                     1996     1995    1994
                                                    ------   ------  ------
                                                        (In thousands)
Aggregate principal balance                        $ 4,299    4,379   4,464
                                                     =====    =====   =====
Interest income which would have been recorded         297      283     305
Interest income recognized                             297      283     342
                                                     -----    -----   -----
Interest income foregone (recaptured)              $     -        -     (37)
                                                     =====    =====   =====

    The Bank has no commitments to lend additional funds to borrowers whose loans are included above as of June 30, 1996.

    The Bank services loans for its own account and for the benefit of others pursuant to loan servicing agreements. Pursuant to these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $1.04 billion, $887.9 million, and $823.9 million at June 30, 1996, 1995 and 1994, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others and included in deposits were $16.6 million and $16.9 million at June 30, 1996 and 1995, respectively.

    Activity in purchased mortgage servicing rights is as follows for the years ended June 30:

                                                        1996     1995     1994
                                                       ------  --------  -------
                                                           (In thousands)
Balance at beginning of year                         $ 1,160       119        -
Additions                                                933     1,150      121
Amortization                                            (253)     (109)      (2)
                                                       -----   -------   ------
Balance at end of year                               $ 1,840     1,160      119
                                                       =====   =======   ======

6.  Accrued Interest Receivable

    Accrued interest receivable is summarized as follows at June 30:



                                                                 1996     1995
                                                               -------   ------
                                                                (In thousands)
Investment securities                                          $ 2,185      838
Mortgage-backed securities                                       3,020    1,592
Loans receivable                                                15,558    8,487
Reserve for uncollected interest                                  (789)    (671)
                                                               -------   ------
                                                               $19,974   10,246
                                                               =======   ======

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

7.  Real Estate Held for Development or Sale

    Real estate held for development or sale is summarized as follows at June 30:

                                                               1996     1995
                                                              ------   ------
Project                                                         (In thousands)
 Reigate Woods                                               $ 7,734        -
 Woodbridge                                                    6,475        -
 Harmony Grove                                                 5,104    2,536
 Fields of Ambria                                              2,381        -
 Creekside of Remington                                        1,807    1,734
 Ashbury                                                       1,196    2,042
 Clow Creek Farm                                               1,168    3,924
 Woods of Rivermist                                              755      861
 Other                                                             -      357
                                                             -------   ------
                                                             $26,620   11,454
                                                             =======   ======


Income from real estate operations is summarized by project as follows:


                                                  1996     1995     1994
                                                 ------   ------   ------
                                                      (In thousands)
 Clow Creek Farm                                 $3,536    1,711        -
 Ashbury                                          1,392    5,364    6,975
 Woods of Rivermist                                   -      374      593
 Scott's Crossing                                     -       39      151
 Creekside of Remington                              81        9        -
 Woodbridge                                          86        -        -
 Reigate Woods                                       98        -        -
 Fields of Ambria                                    17        -        -
 Other                                             (424)       -        -
                                                 ------   ------   ------
                                                 $4,786    7,497    7,719
                                                 ======   ======   ======

    The loss of $424,000 in 1996 above represents the write-off of capitalized costs on a parcel of land which the Company decided not to exercise its option to purchase.

    Information regarding revenues, expenses, and minority interest in earnings is as follows:

                                       1996     1995     1994
                                     --------  -------  -------
                                           (In thousands)
Gross lot sale revenues              $15,688   15,584   23,788
Costs of sales                        10,220    7,584   13,641
                                     -------   ------   ------
 Gross margin from lot sales           5,468    8,000   10,147
Other                                   (424)       -        -
Minority interest in gross margin       (258)    (503)  (2,428)
                                     -------   ------   ------
                                     $ 4,786    7,497    7,719
                                     =======   ======   ======

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    Non-interest expense related to real estate operations was $446,000, $325,000, and $322,000, for the years ended June 30, 1996, 1995 and 1994, respectively. Interest capitalized to the cost of real estate held for development or sale amounted to $115,000, $489,000 and $375,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

8.  Premises and Equipment

    Premises and equipment are summarized as follows at June 30:

                                                     1996      1995
                                                    -------   -------
                                                     (In thousands)
Land                                               $  5,697     4,057
Office buildings                                     23,780    17,670
Furniture, fixtures and equipment                    15,956    11,912
Parking lot improvements                                558       507
Leasehold improvements                                  817       733
                                                    -------   -------
 Total office properties and equipment, at cost      46,808    34,879
Less: accumulated depreciation and amortization     (15,563)  (13,744)
                                                    -------   -------
                                                   $ 31,245    21,135
                                                    =======   =======

    Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $2.0 million, $1.8 million, and $1.8 million for the years ended June 30, 1996, 1995 and 1994, respectively.

9.  Deposits

    Deposit account balances by interest rate are summarized as follows at June 30:

                                                          1996                              1995
                                          -----------------------------------  ------------------------------
                                                                    Weighted                         Weighted
                                                          % of       Average                % of     Average
                                            Amount        Total       Rate      Amount     Total       Rate
                                          -----------     -----       ----     --------    -----       ----
                                                                    (Dollars in thousands)
Commercial checking accounts              $   31,687        1.4%         - %   $ 30,184      2.3%         - %
Non-interest bearing checking                 33,166        1.5          -       24,834      1.9          -
Interest bearing NOW accounts                145,947        6.5       1.69      114,408      8.7       1.86
Money market accounts                        139,684        6.2       3.36      141,166     10.8       3.48
Passbook accounts                            671,736       29.8       2.86      256,096     19.5       3.07
                                          ----------   --------              ----------  -------
                                           1,022,220       45.4                 566,688     43.2
                                          ----------   --------              ----------  -------
Certificate accounts:
 3.00% to 3.99%                                1,080        0.1       3.01       12,814      1.0       3.66
 4.00% to 4.99%                              192,338        8.5       4.84      103,927      7.9       4.60
 5.00% to 5.99%                              746,819       33.1       5.41      287,222     21.9       5.49
 6.00% to 6.99%                              217,707        9.6       6.44      236,593     18.0       6.39
 7.00% to 7.99%                               30,581        1.4       7.21       33,077      2.5       7.26
 8.00% to 8.99%                               41,779        1.8       8.52       50,186      3.8       8.48
 9.00% to 10.99%                               1,191        0.1       9.03       22,799      1.7       9.65
                                          ----------   --------              ----------  -------
                                           1,231,495       54.6                 746,618     56.8
                                          ----------   --------              ----------  -------
Unamortized premium                              385          -                       -        -
                                          ----------   --------              ----------  -------
   Total deposits                         $2,254,100      100.0%             $1,313,306    100.0%
                                          ==========   ========              ==========  =======
   Weighted average
    interest rate at June 30                                          4.28%                            4.56%
                                                                      ====                             ====

                       MAF Bancorp, Inc. and Subsidiaries

    Scheduled maturities of certificate accounts at June 30, 1996 are as follows (in thousands):


 Less than 12 months                                     $  814,607
 12 to 24 months                                            247,800
 25 to 36 months                                             90,545
 Over 36 months                                              78,543
                                                          ---------
                                                         $1,231,495
                                                          =========

    Interest expense on deposit accounts is summarized as follows for the years ended June 30:



                                             1996        1995       1994
                                            ------      ------     ------
                                                    (In thousands)
 NOW and money market accounts            $  6,376       6,393      5,833
 Passbook accounts                           8,967       8,289      7,691
 Certificate accounts                       47,982      41,112     39,480
                                            ------      ------     ------
                                          $ 63,325      55,794     53,004
                                            ======      ======     ======

    The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $136.2 million, $90.8 million and $87.0 million at June 30, 1996, 1995 and 1994, respectively.

    At June 30, 1996, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and market value of $18.2 million, were pledged as collateral for certain jumbo certificates aggregating $14.4 million.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

10. BORROWED FUNDS

    Borrowed funds are summarized as follows at June 30:

                                        Weighted Average
                                         Interest Rate             Amount
                                        ----------------     ------------------
                                          1996     1995        1996      1995
                                        --------  ------     --------  --------
                                                     (In thousands)
Fixed rate advances from FHLB of
 Chicago due:
 1996                                          -    9.73%    $      -    25,000
 1997                                       7.15    7.15       50,000    50,000
 1998                                       6.38    6.41       50,000    25,000
 1999                                       8.27    8.27       15,000    15,000
 2000                                       6.64    6.64       80,000    80,000
 2001                                       6.45    6.39       65,000    40,000
 2002                                       6.13    5.62       30,000     5,000
 2003                                       6.13    6.13        5,500     5,500
                                                              -------   -------
   Total fixed rate advances                6.66    7.06      295,500   245,500

Adjustable rate advances from FHLB of
 Chicago due:
 1997                                       5.79    7.09      125,000    15,000
                                                              -------   -------
   Total advances from FHLB of Chicago      6.40    7.06      420,500   260,500
                                                              -------   -------
Collateralized mortgage obligations:
 Issued by MAFC due 2018                                       15,928    20,470
 Unamortized discount                                          (1,202)   (1,621)
                                                              -------   -------
                                           11.42   11.19       14,726    18,849
                                                              -------   -------
 Issued by NWAC due 2018                                       27,419         -
 Unamortized premium                                              247         -
                                                              -------   -------
                                            8.05       -       27,666         -
                                                              -------   -------
   Total collateralized mortgage
    obligations, net                                           42,392    18,849
                                                              -------   -------
Reverse repurchase agreements               6.74    5.96       39,804    27,675
Unsecured term bank loan, due 2003          6.47       -       35,000         -
                                                              -------   -------
   Total borrowed funds                     6.23%   7.22    $ 537,696   307,024
                                           =====   =====      =======   =======

    The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At June 30, 1996, adjustable rate advances have interest rates which adjust as follows: $85.0 million at the 7th District FHLB daily investment deposit rate plus .45%; $25.0 million at the London interbank offering rate ("LIBOR") for three months less .05%; and $15.0 million at the prime rate less 2.01%.

    The Bank issued collateralized mortgage obligations ("CMOs") in 1988 through MAFC. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. The CMOs were issued in four traunches. The actual maturity of each traunche of the CMO varies depending upon the timing of cash receipts from the underlying collateral. At June 30, 1996 and 1995, the CMOs

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

are secured by mortgage-backed securities of the Bank with a carrying value of $15.8 million and $20.3 million and a fair value of $16.2 million and $20.9 million, respectively. For the years ended June 30, 1996, 1995, and 1994, the effective annual cost of the CMOs was approximately 11.24%, 11.13% and 19.31%, respectively.

    Through acquisition, the Bank has CMOs which were issued by NWAC in 1988. The CMOs were issued in two classes, which have floating interest rates tied to LIBOR. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. At June 30, 1996, the CMOs are secured by mortgage-backed securities of the Bank with a carrying value and fair value of $32.1 million and $30.6 million, respectively. For the year ended June 30, 1996, the effective annual cost of the CMOs was approximately 8.05%.

    The Bank enters into sales of securities under agreements to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers and are treated as financings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and are reflected as assets. The following table presents certain information regarding reverse repurchase agreements as of June 30 and the years then ended:

                                                 1996    1995     1994
                                                ------  -------  -------
                                                     (in thousands)
 Balance at end of year                      $  39,804  27,675   12,675
 Maximum month-end balance                      78,826  27,675   12,675
 Average balance                                18,619  16,626    9,515

 Weighted average rate at end of year             6.74%   5.96%    4.00%
 Weighted average rate on average balance         7.25    5.79     4.00

    At June 30, 1996 and 1995, the reverse repurchase agreements were collateralized by CMOs with a carrying value of $42.1 million and $29.9 million and a market value of $42.4 million and $29.5 million, respectively. At June 30, 1996, the reverse repurchase agreements have maturities of more than one year.

    The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of NSBI. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over one-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. The loan requires increasing annual principal payments starting in December 1997 with $9.2 million due at the final maturity of the loan on December 31, 2003. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which matures January 26, 1997, but is renewable. The interest rate on the line of credit is the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. No amounts have been drawn on the line of credit. The financing agreements contain covenants that, among other

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

things, requires the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At June 30, 1996, the Company was in compliance with these covenants.

    Maturities of the unsecured term bank loan are as follows as of June 30, 1996 (in thousands):

                   December 31, 1997                 $   500
                   December 31, 1998                   1,500
                   December 31, 1999                   3,100
                   December 31, 2000                   4,500
                   December 31, 2001                   7,000
                   Thereafter                         18,400
                                                     -------
                                                     $35,000
                                                     =======

11. Subordinated Capital Notes

    During the second quarter of fiscal 1996, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. The payment of principal and interest on the current notes is subordinated at all times to any indebtedness or liability of the Company outstanding or incurred after the date of issuance. Costs incurred in the refinance transaction amounted to $1.0 million which were deferred and are being accreted over the life of the notes to yield an effective interest rate of 8.85%. The capital notes are callable at the discretion of the Company at any time after September 30, 1998, at par plus any accrued interest. The indenture provides for restrictions on the amounts of additional indebtedness the Company may incur as well as the amount of dividends and other distributions it may pay with respect to its equity securities, depending on the Company's capital ratio. The refinance transaction resulted in a $474,000, or $0.08 per share extraordinary charge to earnings due to the early extinguishment of debt as a result of writing-off the remaining unamortized transaction costs of $774,000, net of income taxes of $300,000.

12. Income Taxes

    Total income tax expense for the years ended June 30, 1996, 1995 and 1994 was allocated as follows:

                                             1996     1995    1994
                                            ------   ------  ------
                                                (In thousands)
Income from continuing
 operations                                $10,805    9,316   7,766
Extraordinary item, for debt
 extinguishment                               (300)       -       -
Stockholders' equity, for
 compensation expense for tax purposes
 in excess of amounts recognized
 for financial reporting purposes              (13)    (219)   (251)
Stockholders' equity, for change in
 unrealized loss on marketable securities     (471)     (32)      -
                                           -------    -----   -----
                                           $10,021    9,065   7,515
                                           =======    =====   =====

    Retained earnings at June 30, 1996, include $53.9 million of "base-year" tax bad debt reserves for which no provision for federal income taxes has been made (including reserves of Northwestern). If in the future this amount, or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, a federal income tax liability will be imposed on the amount so used at the then current corporate income tax rate.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


    Income tax expense (benefit) attributable to income from continuing operations for the years ended June 30, 1996, 1995 and 1994 is summarized as follows:

                                                    1996   1995    1994
                                                  ------- ------  ------
                                                      (In thousands)
     Current:
       Federal                                    $ 8,218  6,613   8,348
       State                                        1,135  1,280   1,453
                                                  -------  -----  ------
                                                    9,353  7,893   9,801
     Deferred:
       Federal                                      1,189  1,285  (1,447)
       State                                          263    138    (588)
                                                  -------  -----  ------
                                                    1,452  1,423  (2,035)
                                                  -------  -----  ------
     Total income tax expense attributed to
      income from continuing operations           $10,805  9,316   7,766
                                                  =======  =====  ======

     The significant components of income tax expense attributable to income from continuing operations for the years ended June 30, 1996, 1995 and 1994 are as follows :

                                                               1996               1995                 1994
                                                         -----------------  ------------------  -------------------
                                                         Current  Deferred  Current  Deferred   Current   Deferred
                                                         -------  --------  -------  ---------  --------  ---------
                                                                               (In thousands)
Income tax expense (exclusive of the effects
 of other components listed below)                        $9,340     1,452    7,674     1,575     9,637     (1,631)
Adjustments to tax assets and liabilities for enacted
 changes in tax laws and rates, including impact of
 retroactive effective dates                                   -         -        -         -       100        (94)
Tax expense resulting from allocating tax benefits
 from stock-related compensation directly to
 stockholders' equity                                         13         -      219         -       251          -
Decrease in beginning of year balance of valuation
 allowance for deferred tax assets                             -         -        -      (152)     (187)      (310)
                                                          ------  --------  -------  --------     -----     ------
                                                          $9,353     1,452    7,893     1,423     9,801     (2,035)
                                                          ======  ========  =======  ========     =====     ======

    The reasons for the differences between the effective income tax rate attributable to income from continuing operations and the corporate federal income tax rate are summarized in the following table:

                                                 Percentage of Income
                                                  Before Income Taxes
                                                -----------------------
                                                 1996     1995    1994
                                                ------   ------  ------
Federal income tax rate                           35.0%   35.0    35.0
Items affecting effective income tax rate:
  State income taxes, net of federal benefit       3.2     4.4     5.0
  Reversal of deferred tax valuation allowance       -    (0.6)   (2.3)
  Other items, net                                (0.3)   (0.6)   (1.1)
                                                  ----    ----    ----
Effective income tax rate                         37.9%   38.2    36.6
                                                  ====    ====    ====


                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995, are presented below:

                                                                1996      1995
                                                              --------  --------
                                                                 (In thousands)
Deferred tax assets:
 Loan origination fees                                        $    637      550
Deferred compensation                                            2,406    1,574
Book general loan loss reserves                                  6,931    3,879
Book versus tax basis of real estate
 held for sale                                                   1,410      108
Book versus tax state income tax
 expense                                                           810      712
Book versus tax basis of loans
 receivable                                                      2,173        -
Book versus tax basis of securities                                847       32
Other                                                              554      295
                                                              --------   ------
  Subtotal                                                      15,768    7,150
Less: Valuation allowance                                          (27)     (27)
                                                              --------   ------
  Total deferred tax assets                                     15,741    7,123
Deferred tax liabilities:
 Loan origination fees                                          (1,398)    (106)
CMO REMIC - treatment of bond discount
 amortization                                                      (83)    (208)
Excess of tax bad debt reserve over
 base year amount                                               (2,010)  (1,166)
Book versus tax basis of FHLB stock                             (1,020)    (596)
Book versus tax state income tax
 expense                                                           (55)     (37)
Book versus tax basis of real estate
 held for sale                                                    (517)    (507)
Book versus tax basis of land and
 fixed assets                                                   (1,704)    (249)
Book versus tax basis of capitalized
 servicing                                                        (473)    (172)
Book versus tax basis of intangible
 assets                                                         (3,500)       -
Other                                                             (310)     (67)
                                                              --------   ------
  Total deferred tax liabilities                               (11,070)  (3,108)
                                                              --------   ------
  Net deferred tax asset                                      $  4,671    4,015
                                                              ========   ======

    The Company believes that it is more likely than not that the net deferred tax asset will be realized, based on historical taxable income levels and anticipated future earnings and taxable income levels. The Company has reported federal taxable income and pre-tax book income amounts totaling approximately $58 million and $73 million over the past three fiscal years, respectively.

13. COMMITMENTS AND CONTINGENCIES

    The Bank is obligated under non-cancelable leases primarily on four of its branch offices. Rent expense under these leases for the years ended June 30, 1996, 1995, and 1994 approximated $260,000, $226,000 and $173,000, respectively.
The projected minimum rentals under existing leases (excluding lease escalations) as of June 30, 1996, are as follows (in thousands):

                 1997                          $  469,000
                 1998                             427,000
                 1999                             228,000
                 2000                             168,000
                 2001                             155,000
                 Thereafter                     1,054,000
                                               ----------
                 Total                         $2,501,000
                                               ==========

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No.107 have been determined as of a specific point in time utilizing various available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values.

    The estimated fair values of the Company's financial instruments as of June 30, 1996 and 1995 are set forth in the following table below.

                                               1996                  1995
                                      ---------------------  --------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
                                      ----------  ---------  ---------  ---------
                                                     (In thousands)
Financial assets:
   Cash and cash equivalents          $   94,861     94,861     59,807     59,807
   Investment securities                 171,251    171,123     90,319     90,285
   Mortgage-backed securities            418,102    414,970    307,390    301,135
   Loans receivable, net               2,293,399  2,279,272  1,267,453  1,262,805
   Interest receivable                    19,974     19,974     10,246     10,246
                                      ----------  ---------  ---------  ---------
    Total financial assets            $2,997,587  2,980,200  1,735,215  1,724,278
                                      ==========  =========  =========  =========
Financial liabilities:
   Non-maturity deposits              $1,022,220  1,022,220    566,688    566,688
   Deposits with stated maturities     1,231,495  1,237,102    746,618    750,671
   Borrowed funds                        564,372    561,330    327,124    329,067
   Interest payable                        5,293      5,293      2,102      2,102
                                      ----------  ---------  ---------  ---------
     Total financial liabilities      $2,823,380  2,825,945  1,642,532  1,648,528
                                      ==========  =========  =========  =========

     The following methods and assumptions are used by the Company in estimating the fair value amounts for its financial instruments.

    Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

    Investment securities and mortgage-backed securities. The fair value of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets. The fair value of FHLB of Chicago stock is based on its redemption value.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    Loans receivable. The fair value of loans receivable held for investment is estimated based on contractual cash flows adjusted for prepayment assumptions, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and remaining terms to maturity. The fair value of mortgage loans held for sale are based on estimated values that could be obtained in the secondary market.

    Interest receivable and payable. The carrying value of interest receivable, net of the reserve for uncollected interest, and interest payable approximates fair value due to the relatively short period of time between accrual and expected realization.

    Deposits. The fair value of deposits with no stated maturity, such as demand deposit, passbook savings, NOW and money market accounts, are disclosed as the amount payable on demand. The fair value of fixed-maturity deposits is the present value of the contractual cash flows discounted using interest rates currently being offered for deposits with similar remaining terms to maturity.

    Borrowed funds. The fair value of FHLB of Chicago advances and reverse repurchase agreements is the present value of the contractual cash flows, discounted by the current rate offered for similar remaining maturities. The carrying value of the unsecured term bank loan approximates fair value due to the short term to repricing and adjustable rate nature of the loan.

    The fair values of the subordinated capital notes and CMO bonds payable were estimated using quoted market prices.

    Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of June 30, 1996 and 1995, the fair value of the Bank's mortgage loan commitments of $166.0 million and $130.2 million, respectively, was $(1.4) million and $700,000, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at June 30, 1996 and 1995.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

15. Regulatory Capital

    The Bank is subject to regulatory capital requirements under the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators which could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices.

    OTS regulations require all savings institutions to meet three capital requirements: a tangible capital to adjusted total assets ratio of 1.5%, a core capital to adjusted total assets ratio of 3.0%, and a risk-based capital to total risk-weighted assets ratio of 8.0%. Management believes, as of June 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject. The following table reflects the Bank's regulatory capital as of June 30, 1996 as it relates to its three capital adequacy requirements.

                                                                        Risk-
                                                  Tangible     Core     Based
                                                  ---------  --------  --------
                                                      (Dollars in thousands)
Stockholder's equity of the Bank                $  263,346   263,346   263,346
Goodwill and other non-allowable intangible
 assets                                            (35,630)  (35,630)  (35,630)
Non-permissible subsidiary deduction               (13,016)  (13,016)  (13,016)
Non-includible purchased mortgage servicing
 rights                                               (184)     (184)     (184)
Regulatory capital adjustment for available
 for sale securities                                 1,066     1,066     1,066
Land loans greater than 80% loan-to-value                -         -      (211)
General loan loss reserves                               -         -    17,254
                                                  --------   -------   -------
 Regulatory capital                                215,582   215,582   232,625
 Minimum requirement                                46,095    92,189   121,167
                                                  --------   -------   -------
 Excess over minimum requirement                $  169,487   123,393   111,458
                                                  ========   =======   =======
 Capital ratios of the Bank                           7.02%     7.02     15.36
                                                  ========   =======   =======

    Core capital is defined as common stockholder's equity plus non-cumulative perpetual preferred stock and related surplus and minority interest in equity accounts of consolidated subsidiaries, plus 90% of the fair market value of readily marketable purchased mortgage servicing rights, less non-qualifying intangible assets, such as goodwill and core deposit intangibles. Tangible capital is defined as core capital less all intangible assets other than a limited amount of readily marketable purchased mortgage servicing rights. The risk-based capital requirement requires the Bank to maintain risk-based capital of 8% of total risk-weighted assets. Assets of the Bank, including certain off-balance sheet items, are adjusted to reflect degrees of credit risk to compute total risk-weighted assets. Capital for this computation includes core capital plus supplementary capital, which includes general loan loss reserves.

    OTS regulations require that in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $21.7 million investment in Mid America Developments and NW Financial at June 30, 1996, which the Bank must deduct 60%, or $13.0 million from regulatory capital for purposes of calculating its capital requirements. As of July 1, 1996, the Bank is required to deduct 100% of this investment for capital purposes.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    As of June 30, 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized the Bank must maintain a minimum core capital ratio of 5%, a minimum risk-based capital ratio of 10%, as well as a ratio of core capital to adjusted risk-weighted assets of 6%. At June 30, 1996, the Bank's ratios were 7.02%, 15.36% and 14.23%, respectively.

16. Officer, Director and Employee Plans

    Mid America Federal Employee Stock Ownership Plan (ESOP)/Profit Sharing Plan/401(k) Plan. The Mid America Federal ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. The ESOP borrowed $1.7 million from an unaffiliated third party bank and purchased 321,750 common shares of the Company in the initial public offering. The ESOP loan was paid off in 1995. Contributions to the ESOP by the Bank are made to fund the principal and interest payments on any debt of the ESOP or to
purchase additional common shares of the Company's stock.   For the years ended
June 30, 1996, 1995 and 1994, total contributions to the ESOP were $360,000, $146,000 and $246,000, respectively.

    The Company maintains a Profit Sharing/401(k) Plan to which it made discretionary contributions of $360,000, $450,000 and $200,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Employees are allowed to make pre-tax contributions of up to 15% of their compensation and after-tax contributions of up to 10% of compensation, subject to certain limitations.

    Northwestern ESOP/401(k) Plan. The Northwestern ESOP was terminated on the effective date of the merger. The Northwestern 401(k) Plan will be merged with the Mid America Federal Profit Sharing/401(k) Plan. There is no financial statement impact for the years ended June 30, 1996, 1995 and 1994 for either of these plans.

    Stock Option Plans. The Company and its shareholders have adopted an incentive stock option plan ("Incentive Plan") and a premium price stock option plan ("Premium Plan") for the benefit of employees of the Bank. In connection with acquisition of NSBI, certain options previously granted to employees of Northwestern have been converted into options to purchase the Company's common stock.

    The number of shares of common stock authorized under the Incentive Plan is 523,463. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years.

    Under the Incentive Plan, there were 497,830 outstanding option grants at June 30, 1996 all of which were exercisable. During the last three fiscal years, no options were granted under the Incentive Plan. At June 30, 1996, options for 81 shares were available for grant under the Incentive Plan. Options for 3,220, 3,850, and 1,650 shares were exercised in 1996, 1995 and 1994, respectively, under the plan, at prices ranging from $5.15 to $8.48 per share.

    The number of shares of common stock authorized under the Premium Plan is 247,500. The option exercise price equals 133% of the fair market value of the common stock on the date of grant with respect to executive officers, 110% with respect to directors and 100% with respect to non-executive officers. The option term cannot exceed 10 years.

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    Under the Premium Plan, there were 96,081 outstanding option grants at June 30, 1996, of which 26,567 were exercisable. During 1996, 1995 and 1994, there were options of 43,357, 25,748 and 26,976 granted under the Premium Plan, respectively, at exercise prices ranging from $26.15 to $33.58 per share. At June 30, 1996, options for 151,419 shares were available for grant under the Premium Plan. To date, there have been no options exercised under the Premium Plan.

    Pursuant to the terms of the acquisition of NSBI, a total of 100,000 options previously granted to employees of Northwestern have been converted into options to purchase 167,233 shares of the Company's common stock at an exercise price of $4.78 per share. The value of these options was included in the purchase price and added to additional paid-in capital in the consolidated statement of financial condition. No such options were exercised in 1996.

    The table below presents a summary of the aggregate options outstanding under the Incentive Plan and Premium Plan. Information shown for the year ended June 30, 1994 includes 10,175 fully exercisable options under the Directors' Option Plan which terminated during fiscal 1995.

                        Number of Shares     Price of Shares Under Option
                      ---------------------  ----------------------------
                      Under    Eligible for                     Weighted
                      Option     Exercise       Per share       Average
                      -------  ------------  ----------------  ----------
     June 30, 1996    761,144       691,630   $  4.78 - 33.58    $   8.36
     June 30, 1995    553,774       510,042      5.15 - 26.30        7.88
     June 30, 1994    542,051       513,425      5.15 - 26.30        6.95

    Management Recognition / Retention Plans. In conjunction with the Bank's conversion, the Company formed two Management Recognition and Retention Plans and Trusts ("MRPs"), each of which purchased 80,438 common shares of the Company. The funds used to acquire the MRPs' shares were contributed by the Bank. These shares are available for issuance to employees in key management positions with the Bank. At June 30, 1996, there were no plan share awards outstanding. An additional 147 shares owned by the MRPs have not yet been awarded. For the years ended June 30, 1996, 1995 and 1994, -0-, 35,517 and 31,996 shares, respectively, were vested and distributed to employees. For the years ended June 30, 1996, 1995 and 1994, $-0-, $59,000 and $165,000,
respectively, was reflected as an expense.

    Supplemental Executive Retirement Plan. During fiscal 1995, the Bank adopted a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994. Ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant's accrued benefit at the time of death. The Company has life insurance policies which are intended to be used to satisfy obligations of the SERP. For the years ended June 30, 1996 and 1995, $258,000 and $120,000 was reflected as an expense for the SERP. The vested liability under the SERP was approximately $56,000 and $18,000 as of June 30, 1996 and 1995, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

17. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

    The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the financial statements.

    Commitments to purchase and originate loans of $166.0 million at June 30, 1996, represent amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days of which $96.0 million were fixed-rate, with rates ranging from 6.25% to 9.25%, and $70.0 million were adjustable-rate loans. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the interest rate to float at market rates until closing. At June 30, 1996, forward commitments to sell mortgage loans for future delivery were $39.4 million, of which $7.8 million are related to loans held for sale, and $31.6 million are unfunded as of June 30, 1996.

    Additionally, the Bank has approved, but unused, home equity lines of credit of $77.2 million at June 30, 1996. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the homes current appraised value, less existing liens, at a commensurably higher interest rate.

    The Bank had 22 standby letters of credit totaling $18.4 million, two of which total $13.3 million, which enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. At June 30, 1996, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and market value of $25.8 million and $25.9 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer, as performance under the letters of credits creates a first position lien in favor of the Bank. Additionally, at June 30, 1996, the Company had 8 standby letters of credit totaling $6.3 million, which insure the completion of land development improvements on behalf of MAF Developments, Inc.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


    In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. At June 30, 1995, the Bank's loan portfolio included over 95% of loans that the Bank has originated within its primary lending area of western Cook, DuPage, northern Will and eastern Kane counties of Illinois. During 1996, with the acquisition of N.S. Bancorp, the Bank obtained a purchased loan portfolio, consisting of primarily single-family, owner-occupied residential loans located in 46 states and the District of Columbia. The following table identifies the geographic distribution of the Bank's collateral on real estate loans at June 30, 1996.

                                  Purchased                   Bank originated                   Total
                              Real estate loans              Real estate loans             Real estate loans
                            ---------------------           --------------------          -------------------
                             Amount      Percent             Amount     Percent            Amount    Percent
                            --------     --------           ----------  --------          ---------  --------
                                                            (Dollars in thousands)
    Alabama                $  42,198         6.6%          $         -         -%       $    42,198       1.9%
    California               142,164        21.4                   488       0.1            142,652       6.4
    Colorado                  31,099         4.7                 1,456       0.1             32,555       1.5
    Georgia                   68,983        10.4                 1,070       0.1             70,053       3.2
    Illinois                 100,494        15.1             1,525,155      98.3          1,625,649      73.4
    Minnesota                 21,244         3.2                   872       0.1             22,116       1.0
    New Jersey                35,397         5.3                 1,579       0.1             36,976       1.7
    New York                  22,671         3.4                 1,446       0.1             24,117       1.1
    Texas                     27,723         4.2                 1,427       0.1             29,150       1.3
    Utah                      27,816         4.2                     -         -             27,816       1.2
    All other                144,661        21.5                17,707       1.0            162,368       7.3
                            --------     -------            ----------     -----          ---------   -------
      Total                $ 664,450       100.0%          $ 1,551,200     100.0%       $ 2,215,650    100.0%
                            ========     =======            ==========     =====         ==========   =======

18. Derivative Financial Instruments

    The Bank enters into forward commitments to sell mortgage loans for future delivery as a means of limiting exposure to changing interest rates between the date a loan customer commits to a given rate, or closes the loan, whichever is sooner, and the sale date, which is generally 10 to 60 days after the closing date. These commitments to sell require the Bank to deliver mortgage loans at stated coupon rates within the specified forward sale period, and subject the Bank to risk to the extent the loans do not close. The Bank attempts to mitigate this risk by collecting a non-refundable commitment fee, where possible, and by estimating a percentage of fallout when determining the amount of forward commitments to sell.

    The following is a summary of the Bank's forward sales commitment activity for the years ended June 30, 1996 and 1995:

                                                          1996       1995
                                                       ---------   --------
                                                           (In thousands)
  Balance at beginning of year                         $  42,100    10,595
  New forward commitments to deliver loans               305,488   123,638
  Loans delivered to satisfy forward commitments        (308,157)  (92,133)
                                                        --------   -------
  Balance at end of year                               $  39,431    42,100
                                                        ========   =======


                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

    The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain (loss) on sale of mortgage loans in 1996 and 1995 are $75,000 of net futures gains and $437,000 of net futures losses, respectively, from hedging activities. At June 30, 1996, $4,000 of losses were explicitly deferred and will be recognized in operations when the loans are sold, comprised of deferred gains of $59,000 on closed positions and $63,000 of deferred losses on open positions. At June 30, 1995, the Bank had $109,000 in deferred losses, of which $98,000 were deferred losses on closed positions, and $11,000 were deferred losses on open positions.

    The following is a summary of the notional amount of interest rate futures contract activity for the years ended June 30, 1996 and 1995:

                                                  1996       1995
                                                --------   --------
                                                  (In thousands)
  Balance at beginning of year                 $   2,700     5,000
  Interest rate futures contracts sold           116,800    57,500
  Interest rate futures contracts closed        (113,000)  (59,800)
                                                --------   -------
  Balance at end of year                       $   6,500     2,700
                                                ========   =======

19. Parent Company Only Financial Information

    The information as of June 30, 1996 and 1995, and for the three years ended June 30, 1996 presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.


Statements of Financial Condition                          1996       1995
                                                         --------   --------
                                                            (In thousands)
Assets:
  Cash and cash equivalents                              $ 25,495     8,371
  Investment securities                                     4,761     2,982
  Loans receivable                                            514         -
  Equity in net assets of subsidiaries                    268,070   104,648
  Other assets                                             10,346    10,121
                                                          -------   -------
                                                         $309,186   126,122
                                                          =======   =======
Liabilities and Stockholders' Equity:
  Unsecured term bank loan                               $ 35,000         -
  Subordinated capital notes, net                          26,676    20,100
  Accrued expenses                                          5,284       603
                                                          -------   -------
 Total liabilities                                         66,960    20,703
                                                          -------   -------
Stockholders' equity:
  Common stock                                                111        59
  Additional paid-in capital                              170,956    39,740
  Retained earnings                                        88,524    73,447
  Treasury stock                                          (16,540)   (7,779)
  Unrealized loss on marketable securities, net of tax       (825)      (48)
                                                          -------   -------
 Total stockholders' equity                               242,226   105,419
                                                          -------   -------
                                                         $309,186   126,122
                                                          =======   =======

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

Statements of Operations                       1996          1995        1994
                                             --------      --------    --------
                                                        (In thousands)
Interest income                             $   1,231         1,056         517
Interest expense                                2,641         2,163       2,157
                                             --------       -------     -------
 Net interest expense                          (1,410)       (1,107)     (1,640)
Gain (loss) on sale of investment
 securities, net                                  188           (72)        208
Non-interest expense                            1,446         1,256         909
Extraordinary loss, net of tax                   (474)            -           -
                                             --------       -------     -------
 Net loss before income taxes and
  equity
  in earnings of subsidiaries                  (3,142)       (2,435)     (2,341)
Income tax benefit                             (1,107)         (999)     (1,093)
                                             --------       -------     -------
 Net loss before equity in earnings of
  subsidiaries                                 (2,035)       (1,436)     (1,248)
Equity in earnings of subsidiaries             19,244        16,479      14,698
                                             --------       -------     -------
 Net income                                 $  17,209        15,043      13,450
                                             ========       =======     =======


Statements of Cash Flows                       1996           1995        1994
                                            ---------       -------     -------
                                                        (In thousands)

Operating activities:
  Net income                                $  17,209        15,043      13,450
  Equity in earnings of subsidiaries          (19,244)      (16,479)    (14,698)
  Dividends received from the Bank             69,000        10,000      12,500
  Extraordinary loss, net of tax                  474             -           -
  (Gain) loss on sale of investment
   securities                                    (188)           72        (208)
  Amortization of premiums and discounts          (28)           80          71
  Net decrease (increase) in other
   assets and liabilities,
   net of effects from purchase of NSBI         7,284        (9,156)       (772)
  Decrease in ESOP loan                             -           146         237
                                             --------       -------     -------
   Net cash provided by (used in)
    operating activities                       74,507          (294)     10,580
Investing activities:
  Proceeds from sale of investment
   securities                                   1,155         6,516       1,503
  Proceeds from maturity of investment
   securities                                  44,000            53           -
  Repayment of loans receivable                18,432
  Purchases of investment securities          (26,367)         (960)     (8,029)
  Investment in and loans to subsidiary          (320)        1,275        (700)
  Payment for purchase of NSBI, net of
   cash acquired                             (257,437)            -           -
                                             --------       -------     -------
   Net cash provided by (used in)
    investing activities                     (220,537)        6,884      (7,226)
Financing activities:
  Proceeds from issuance of common stock      131,255            78          90
  Proceeds from borrowings                     61,629             -           -
  Repayment of borrowings                     (20,900)         (146)       (237)
  Cash dividends paid                          (2,531)       (1,213)          -
  Purchases of treasury stock                  (6,299)       (3,741)     (4,038)
                                             --------       -------     -------
  Net cash provided by (used in)
   financing activities                       163,154        (5,022)     (4,185)
                                             --------       -------     -------
   Increase (decrease) in cash and cash
    equivalents                                17,124         1,568        (831)
Cash and cash equivalents at beginning
 of year                                        8,371         6,803       7,634
                                             --------       -------     -------
Cash and cash equivalents at end of         $  25,495         8,371       6,803
 year                                        ========       =======     =======

                       MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following are the consolidated results of operations on a quarterly basis:

                                        YEAR ENDED JUNE 30, 1996
                             -------------------------------------------
                               FIRST      SECOND      THIRD     FOURTH
                              QUARTER    QUARTER     QUARTER    QUARTER
                             ---------  ---------   ---------  ---------
                           (Dollars in thousands, except per share amounts)
Interest income                $32,920     33,969      34,199     42,007
                                ------     ------      ------     ------
Interest expense                21,751     22,877      22,452     26,141
                                ------     ------      ------     ------
  Net interest income           11,169     11,092      11,747     15,866
Provision for loan losses          100        150         200        250
                                ------     ------      ------     ------
  Net interest income
   after provision for
   loan losses                  11,069     10,942      11,547     15,616
Net gain on sale of assets         143        158          76         59
Income from real estate
 operations                      1,513      1,307       1,550        416
Other income                     2,784      2,849       2,848      3,397
Non-interest expense             8,638      8,635       9,165     11,348
                                ------     ------      ------     ------
  Income before income
   taxes and extraordinary
   item                          6,871      6,621       6,856      8,140
Income taxes                     2,651      2,552       2,655      2,947
                                ------     ------      ------     ------
  Income before
   extraordinary item            4,220      4,069       4,201      5,193
Extraordinary item                   -       (474)          -          -
                                ------     ------      ------     ------
Net income                     $ 4,220      3,595       4,201      5,193
                                ======     ======      ======     ======
Earnings per share before
 extraordinary item            $   .72        .69         .74        .69
Extraordinary item                   -       (.08)          -          -
                                ------     ------      ------     ------
Earnings per share             $   .72        .61         .74        .69
                                ======     ======      ======     ======
Cash dividends declared
 per share                     $   .08        .08         .08        .08
                                ======     ======      ======     ======
Stock price range:
  High                         $ 25.50      26.25       25.50      27.00
  Low                            20.68      24.00       24.50      24.00
  Close                          25.13      25.00       24.88      24.50



                                       YEAR ENDED JUNE 30, 1995
                             -------------------------------------------
                               FIRST     SECOND       THIRD     FOURTH
                              QUARTER    QUARTER     QUARTER    QUARTER
                             ---------  ---------   ---------  ---------
                           (Dollars in thousands, except per share amounts)

Interest income                $26,473     27,769      29,441     31,280
Interest expense                16,844     17,603      18,645     20,275
                                ------     ------      ------     ------
  Net interest income            9,629     10,166      10,796     11,005
Provision for loan losses          150        175           -        150
                                ------     ------      ------     ------
  Net interest income
   after provision for
   loan losses                   9,479      9,991      10,796     10,855
Net gain (loss) on sale
 and writedown of assets           351       (201)          5       (261)
Income from real estate
 operations                        932      3,406         664      2,495
Other income                     2,160      2,233       2,252      2,614
Non-interest expense             8,194      8,052       8,455      8,711
                                ------     ------      ------     ------
  Income before income
   taxes                         4,728      7,377       5,262      6,992
Income taxes                     1,816      2,858       1,954      2,688
                                ------     ------      ------     ------
Net income                     $ 2,912      4,519       3,308      4,304
                                ======     ======      ======     ======
Earnings per share             $   .48        .77         .56        .73
                                ======     ======      ======     ======
Cash dividends declared
 per share                     $ .0727      .0727       .0727      .0727
                                ======     ======      ======     ======
Stock price range:
  High                         $ 20.91      20.91       21.70      21.59
  Low                            19.32      16.36       17.05      20.45
  Close                          20.68      17.05       21.36      21.36

                          Independent Auditors' Report


The Board of Directors
MAF Bancorp, Inc.

    We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                         KPMG Peat Marwick LLP




Chicago, Illinois
August 19, 1996

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

  None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

  Information regarding directors of the registrant is included in the Registrant's proxy statement under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the registrant and the Bank is included in
Part I.  Business.

Item 11.  Executive Compensation

  Information regarding compensation of executive officers and directors is included in the registrant's proxy statement under the headings "Directors Compensation," "Executive Compensation - Summary Compensation Table," "Employment and Special Termination Agreements," "Supplemental Executive Retirement Plan," "Option Plans," and "Long Term Incentive Plan," and the information included therein is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners and management is included in the registrant's proxy statement under the headings "Voting Securities" and "Security Ownership of Certain Beneficial Owners," and "Information With Respect to Nominees, Continuing Directors and Others," and the information included therein is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is included in the registrant's proxy statement under the heading "Transactions with Certain Related Persons," and the information included therein is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

  (a)(1)  Financial Statements

          The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data

          Consolidated Statements of Financial Condition at June 30, 1996 and 1995.

          Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 1996.

          Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended June 30, 1996.

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1996.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report

  (a)(2)  Financial Statement Schedules

          All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (a)(3)  Exhibits

          The following exhibits are either filed as part of this report or are incorporated herein by reference:

          Exhibit No. 2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

                Amended and Restated Agreement and Plan of Reorganization among MAF Bancorp, Inc. and N.S. Bancorp, Inc. dated November 29, 1995 (Incorporated by reference to Exhibit No. 2 to Registrant's Form S-4 Registration Statement No. 333-2330).

          Exhibit No. 3.  Certificate of Incorporation and By-laws.

          (i)   Certificate of Incorporation, as amended.


          (ii) Bylaws of Registrant, as amended. (Incorporated herein by reference to exhibit No. 3 to Registrant's 1990 Form 10-K ).

          Exhibit No. 4.  Instruments Defining the Rights of Security Holders.

                Indenture between MAF Bancorp, Inc. and Harris Trust and Savings Bank (Trustee) dated as of September 27, 1995, for the 8.32% Subordinated Notes due September 30, 2005. (Incorporated by reference to Exhibit No. 4 to Registrant's Form S-3 Registration Statement No. 33-96754).


          Exhibit No. 10.  Material Contracts

          (i) Mid America Federal Savings Bank Employee Stock Ownership Plan; as amended.

          (ii) Mid America Federal Savings Bank Employee Stock Ownership Trust Loan and Security Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1990 Form 10-K).

          (iii) Trust Agreement between Mid America Federal Savings Bank and NBD Bank, N.A., Trustee (as successor to INB National Bank and Chesterton State Bank) for the Mid America Federal Savings Bank Employee Stock Ownership Trust. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1990 Form 10-K).

          (iv) Mid America Federal Savings Bank Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1992 Form 10-K).

          (v) MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (33-45794) as filed with the SEC on February 14, 1992).

          (vi) MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan

          (vii) Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

          (viii) Mid America Federal Savings Bank Employees' Profit Sharing Plan, as amended.

          (ix) Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1990 Form 10-K).

          (x) Mid America Federal Savings Bank Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1993 Form 10-K).

          (xi) Mid America Federal Savings Bank Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1993 Form 10-K).

          (xii) MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1994 Form 10-K).

          (xiii) MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1995 Form 10-K).

          (xiv) Mid America Federal Savings Bank Supplemental Executive Retirement Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's 1995 Form 10-K).

          (xv) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and various officers.

          (xvi) Form of Employment Agreement, as amended, between Mid America Federal Savings Bank and various officers.

          (xvii) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc. and various officers.

          (xviii) Form of Special Termination Agreement, as amended, between Mid
                  America Federal Savings Bank and various officers.

          (xix) Consultant Agreement dated August 27, 1996 between Mid America Federal Savings Bank and Nicholas J. DiLorenzo, Sr.

          (xx) N.S. Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to Registrant's Form S-8 Registration Statement No. 333-06593).

          (xxi) Northwestern Savings and Loan Association Employee Stock Ownership Plan, as amended.

          (xxii)  MAF Severance Benefits Program for Northwestern Employees.

     Exhibit No. 11. Statement re: Computation of Per Share Earnings for the years ended June 30:


                                                               1996             1995            1994
                                                            -----------      ----------      ----------
       Net income
                                                           $ 17,209,000      15,043,000      13,450,000
                                                            ===========      ==========      ==========
       Weighted average shares outstanding
       Common stock equivalents due to dilutive               5,825,501       5,557,334       5,788,107
       effect on stock options
                                                                412,943         355,453         266,729
                                                            -----------      ----------      ----------
       Total weighted average common shares
       and equivalents outstanding
                                                              6,238,444       5,912,787       6,054,836
                                                            ===========      ==========      ==========
       Primary earnings per share
                                                           $       2.76            2.54            2.22
                                                                   ====            ====            ====
       Total weighted average common shares
       and equivalents outstanding
                                                              6,238,444       5,912,787       6,054,836
       Additional dilutive shares using the end of
       period market value versus the average market
       value when applying the treasury stock method
                                                                  2,398           6,105           6,145
                                                            -----------      ----------      ----------
       Total weighted average common shares and
       equivalents outstanding for fully diluted
       computation
                                                              6,240,842       5,918,892       6,060,981
                                                            ===========      ==========      ==========
       Fully diluted earnings per share
                                                           $       2.76            2.54            2.22
                                                                   ====            ====            ====

     Exhibit No. 12. Statements re: computation of ratio of earnings to fixed charges.

     Exhibit No. 21.  Subsidiaries of the Registrant

            A list of the Company's and Mid America Federal Savings Bank's subsidiaries is included as an exhibit to this report.

     Exhibit No. 23.  Consent of KPMG Peat Marwick LLP

     Exhibit No. 99  Additional Exhibits

     (i) Stock Option Agreement dated as of November 29, 1995 between MAF Bancorp, Inc. and N.S. Bancorp, Inc. (Incorporated by reference to Exhibit No. 99.3 to Registrant's Form S-4 Registration Statement No. 333-2330).

     (ii) Form of Stockholder Voting Agreements dated November 29, 1995, between MAF Bancorp, Inc. and the directors and executive officers of N.S. Bancorp, Inc.


(b)  Reports on Form 8-K

     On April 16, 1996, the Company announced that earnings for the three months ended March 31, 1996 totaled $4.2 million, or $.74 per share.


     On June 11, 1996, the Company filed an announcement that it had competed its merger with N.S. Bancorp, Inc. on May 30,1996 pursuant to a definitive merger agreement dated as of November 29, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MAF Bancorp, Inc.
                                           ------------------------------
                                                   (Registrant)

                                       By:    /s/ Allen H. Koranda
                                           ------------------------------
                                                 Allen H. Koranda
                                              Chairman of the Board and
                                               Chief Executive Officer

                                                  September 4, 1996
                                           ------------------------------
                                                      (Date)

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allen H. Koranda or Kenneth Koranda or either of them, his true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents or their substitutes or substitute may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:         /s/ Allen H. Koranda                    September 4, 1996
   -----------------------------------       --------------------------------
              Allen H. Koranda                          (Date)
         Chairman of the Board and
          Chief Executive Officer
       (Principal Executive Officer)

By:        /s/ Jerry A. Weberling                   September 4, 1996
   -----------------------------------       --------------------------------
             Jerry A. Weberling                         (Date)
        Executive Vice President and
          Chief Financial Officer
       (Principal Financial Officer)

By:        /s/ Gerard J. Buccino                    September 4, 1996
   -----------------------------------       --------------------------------
             Gerard J. Buccino                          (Date)
           Senior Vice President
               and Controller
       (Principal Accounting Officer)

By:       /s/ Robert Bowles, M.D.                     September 4, 1996
   ---------------------------------          ---------------------------------
            Robert Bowles, M.D.                           (Date)
            Director


By:  /s/ Nicholas J. DiLorenzo, Sr.                   September 4, 1996
   ---------------------------------          ---------------------------------
          Nicholas J. DiLorenzo, Sr.                      (Date)
          Director


By:       /s/ Terry Ekl                               September 4, 1996
   ---------------------------------          ---------------------------------
            Terry Ekl                                     (Date)
            Director


By:     /s/ Joe. F. Hanauer                           September 4, 1996
   ---------------------------------          ---------------------------------
         Joe F. Hanauer                                    (Date)
           Director


By:     /s/ Richard Kallal                            September 4, 1996
   ---------------------------------          ---------------------------------
            Richard Kallal                                (Date)
            Director


By:    /s/ Kenneth Koranda                            September 4, 1996
   ---------------------------------          ---------------------------------
            Kenneth Koranda                               (Date)
            Director


By:    /s/ Henry Smogolski                            September 4, 1996
   ---------------------------------          ---------------------------------
            Henry Smogolski                               (Date)
            Director


By:    /s/ F. William Trescott                        September 4, 1996
   ---------------------------------          ---------------------------------
            F. William Trescott                           (Date)
            Director


By:      /s/ Lois B. Vasto                            September 4, 1996
   ---------------------------------          ---------------------------------
            Lois B. Vasto                                 (Date)
            Director


By:     /s/ Andrew J. Zych                            September 4, 1996
   ---------------------------------          ---------------------------------
            Andrew J. Zych                                (Date)
            Director