Form 10-K/A
period 1996-06-30
MAF BANCORP INC
filed 1996-09-23
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

          (i)   Certificate of Incorporation, as amended.*


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


          Exhibit No. 10.  Material Contracts

          (i) Mid America Federal Savings Bank Employee Stock Ownership Plan; as amended.*

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

          (vi) MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan.*

          (vii) Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.*

          (viii) Mid America Federal Savings Bank Employees' Profit Sharing Plan, as amended.*

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

          (xv) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and various officers.*

          (xvi) Form of Employment Agreement, as amended, between Mid America Federal Savings Bank and various officers.

          (xvii) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc. and various officers.*

          (xviii) Form of Special Termination Agreement, as amended, between Mid
                  America Federal Savings Bank and various officers.*

          (xix) Consultant Agreement dated August 27, 1996 between Mid America Federal Savings Bank and Nicholas J. DiLorenzo, Sr.*

          (xx) N.S. Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to Registrant's Form S-8 Registration Statement No. 333-06593).

          (xxi) Northwestern Savings and Loan Association Employee Stock Ownership Plan, as amended.*

          (xxii)  MAF Severance Benefits Program for Northwestern Employees.*

     Exhibit No. 11. Statement re: Computation of Per Share Earnings for the years ended June 30:*



     Exhibit No. 12. Statements re: computation of ratio of earnings to fixed charges.*

     Exhibit No. 21.  Subsidiaries of the Registrant

            A list of the Company's and Mid America Federal Savings Bank's subsidiaries is included as an exhibit to this report.*

     Exhibit No. 23.  Consent of KPMG Peat Marwick LLP*

     Exhibit No. 99  Additional Exhibits

     (i) Stock Option Agreement dated as of November 29, 1995 between MAF Bancorp, Inc. and N.S. Bancorp, Inc. (Incorporated by reference to Exhibit No. 99.3 to Registrant's Form S-4 Registration Statement No. 333-2330).

     (ii) Form of Stockholder Voting Agreements dated November 29, 1995, between MAF Bancorp, Inc. and the directors and executive officers of N.S. Bancorp, Inc.*



- -------------
* Previously filed as exhibits to the Form 10-K for the fiscal year ending June 30, 1996 filed on September 20, 1996.

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

                                                 MAF Bancorp, Inc.
                                           ------------------------------
                                                   (Registrant)

                                       By:    /s/ Allen H. Koranda
                                           ------------------------------
                                                 Allen H. Koranda
                                              Chairman of the Board and
                                               Chief Executive Officer

                                                  September 23, 1996
                                           ------------------------------
                                                      (Date)

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




By:         /s/ Allen H. Koranda                    September 23, 1996
   -----------------------------------       --------------------------------
              Allen H. Koranda                          (Date)
         Chairman of the Board and
          Chief Executive Officer
       (Principal Executive Officer)

By:        /s/ Jerry A. Weberling                   September 23, 1996
   -----------------------------------       --------------------------------
             Jerry A. Weberling                         (Date)
        Executive Vice President and
          Chief Financial Officer
       (Principal Financial Officer)

By:        /s/ Gerard J. Buccino                    September 23, 1996
   -----------------------------------       --------------------------------
             Gerard J. Buccino                          (Date)
           Senior Vice President
               and Controller
       (Principal Accounting Officer)

By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            Robert Bowles, M.D.                           (Date)
            Director


By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
          Nicholas J. DiLorenzo, Sr.                      (Date)
          Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            Terry Ekl                                     (Date)
            Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
         Joe F. Hanauer                                    (Date)
           Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            Richard Kallal                                (Date)
            Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            Kenneth Koranda                               (Date)
            Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            Henry Smogolski                               (Date)
            Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            F. William Trescott                           (Date)
            Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            Lois B. Vasto                                 (Date)
            Director



By:               *                                   September 23, 1996
   ---------------------------------          ---------------------------------
            Andrew J. Zych                                (Date)
            Director


- --------------
* Pursuant to power of attorney.