Form 10-Q
period 1996-09-30
MAF BANCORP INC
filed 1996-11-13
CIK 854662

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


       (Mark one)
           [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      or

           [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from      to


                        COMMISSION FILE NUMBER 0-18121

                               MAF BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                              -------------------

           DELAWARE                                     36-3664868
    (State of Incorporation)                        (I.R.S. Employer
                                                   Identification No.)


   55TH STREET & HOLMES AVENUE
    CLARENDON HILLS, ILLINOIS                              60514
(Address of Principal executive Offices)                (Zip Code)

                Registrant's telephone number:  (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      ------    ------

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 10,485,480 at November 8, 1996.

===============================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----


Part I.     Financial Information                                               Page
-------     ---------------------                                               ----

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of September 30, 1996 (unaudited) and June 30, 1996............     3

            Consolidated Statements of Operations for the Three
            Months Ended September 30, 1996 and 1995 (unaudited)..............     4

            Consolidated Statements of Changes in Stockholders'
            Equity for the Three Months Ended September 30, 1996
            and 1995 (unaudited)..............................................     5

            Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1996 and 1995 (unaudited)........     6

            Notes to Unaudited Consolidated Financial Statements..............     8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................    10

Part II.    Other Information
--------    -----------------

Item 4      Submission of Matters to a Vote of Security Holders...............    31

Item 5      Other Information.................................................    32

Item 6      Exhibits and Reports on Form 8-K..................................    32

            Signature Page....................................................    33

                      MAF BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                             SEPTEMBER 30,    JUNE 30,
                                                                 1996          1996
                                                            --------------  ----------
                                                              (Unaudited)
ASSETS
------
Cash and due from banks                                         $   38,319      51,665
Interest-bearing deposits                                           36,453      37,496
Federal funds sold                                                  13,175       5,700
Investment securities, at amortized cost
  (fair value of $79,914 at September 30, 1996
  and $102,098 at June 30, 1996)                                    80,346     102,226
Investment securities available for
  sale, at fair value                                               49,016      38,296
Stock in Federal Home Loan Bank of Chicago, at cost                 30,729      30,729
Mortgage-backed securities, at
  amortized cost (fair value of $278,548
  at September 30, 1996 and $290,249 at June 30, 1996)             279,964     293,381
Mortgage-backed securities available
  for sale, at fair value                                          117,068     124,721
Loans receivable held for sale                                       1,250       9,314
Loans receivable, net of allowance for losses of $17,589
  at September 30, 1996 and $17,254 at June 30, 1996             2,369,742   2,284,085
Accrued interest receivable                                         20,763      19,974
Foreclosed real estate                                               1,068         888
Real estate held for development or sale                            28,542      26,620
Premises and equipment, net                                         31,627      31,245
Excess of cost over fair value of net assets acquired               26,564      26,901
Other assets                                                        37,996      33,908
                                                                ----------   ---------
                                                                $3,162,622   3,117,149
                                                                ==========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                                       2,239,689   2,254,100
  Borrowed funds                                                   589,791     537,696
  Subordinated capital notes, net                                   26,692      26,676
  Advances by borrowers for taxes and insurance                      8,623      17,056
  Accrued expenses and other liabilities                            55,984      39,395
                                                                ----------   ---------
    Total liabilities                                            2,920,779   2,874,923
                                                                ----------   ---------
Stockholders' equity:
  Preferred stock, $.01 par
    value; authorized 5,000,000
    shares; none outstanding                                             -           -
  Common stock, $.01 par value;
    authorized 40,000,000 shares;
    11,211,046 shares issued;
    10,485,480 outstanding at September 30, 1996,
    11,057,498 shares issued;
    10,340,673 outstanding at June 30, 1996                            112         111
  Additional paid-in capital                                       171,708     170,956
  Retained earnings, substantially restricted                       87,243      88,524
  Unrealized loss on marketable securities, net of tax                (456)       (825)
  Treasury stock, at cost;
    725,566 shares at September 30, 1996
    and 716,825 shares at June 30, 1996                            (16,764)    (16,540)
                                                                ----------   ---------
      Total stockholders' equity                                   241,843     242,226
Commitments and contingencies
                                                                ----------   ---------
                                                                $3,162,622   3,117,149
                                                                ==========   =========

    See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 ------------------
                                                  1996        1995
                                                --------    -------
                                                    (Unaudited)
Interest income:
  Loans receivable                               $45,043    26,013
  Mortgage-backed securities                       6,945     4,689
  Investment securities                            2,610     1,394
  Interest-bearing deposits                          713       408
  Federal funds sold                                 281       416
                                                 -------    ------
     Total interest income                        55,592    32,920
                                                 -------    ------
Interest expense:
  Deposits                                        23,915    15,103
  Borrowed funds                                   9,588     6,648
                                                 -------    ------
     Total interest expense                       33,503    21,751
                                                 -------    ------
     Net interest income                          22,089    11,169
Provision for loan losses                            350       100
                                                 -------    ------
     Net interest income after                    21,739    11,069
       provision for loan losses                 -------    ------
Non-interest income:
  Gain (loss) on sale of:
    Loans receivable                                 155        55
    Mortgage-backed securities                        (4)       42
    Investment securities                            100        28
    Foreclosed real estate                            64        18
  Income from real estate operations               1,663     1,513
  Deposit account service charges                  1,518     1,110
  Loan servicing fee income                          624       570
  Brokerage commissions                              426       355
  Other                                              995       749
                                                 -------    ------
     Total non-interest income                     5,541     4,440
                                                 -------    ------
Non-interest expense:
  Compensation and benefits                        7,425     4,865
  Office occupancy and equipment                   1,307       856
  Federal deposit insurance premiums               1,312       761
  Special SAIF assessment                         14,216         -
  Advertising and promotion                          458       449
  Data processing                                    566       408
  Amortization of goodwill                           338         -
  Other                                            2,193     1,299
                                                 -------    ------
     Total non-interest expense                   27,815     8,638
                                                 -------    ------
     Income (loss) before income taxes              (535)    6,871
Income tax expense (benefit)                        (197)    2,651
                                                 -------    ------
     Net income (loss)                           $  (338)    4,220
                                                 =======    ======
Primary earnings (loss) per share                $  (.03)      .72
                                                 =======    ======
Fully-diluted earnings (loss) per share          $  (.03)      .72
                                                 =======    ======

    See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)



                                                                                UNREALIZED GAIN (LOSS)
                                                      ADDITIONAL                    ON MARKETABLE
                                         COMMON        PAID-IN        RETAINED       SECURITIES,       TREASURY
THREE MONTHS ENDED SEPTEMBER 30, 1996     STOCK        CAPITAL        EARNINGS       NET OF TAX         STOCK            TOTAL
-------------------------------------    ------        -------        --------       ----------        --------        ---------

 Balance at June 30, 1996                $  111        170,956          88,524          (825)          (16,540)          242,226
 Net loss                                     -              -            (338)            -                 -              (338)
 Proceeds from exercise of
  153,548 stock options                       1            739               -             -              (224)              516
 Tax benefits from stock-related
  compensation                                -             13               -             -                 -                13
 Market value adjustment on available
  for sale securities                         -              -               -           369                 -               369
 Cash dividends ($.09 per share)              -              -            (943)            -                 -              (943)
                                         ------        -------          ------       -------           -------           -------
 Balance at September 30, 1996           $  112        171,708          87,243          (456)          (16,764)          241,843
                                         ======        =======          ======       =======           =======           =======


 THREE MONTHS ENDED SEPTEMBER 30, 1995
--------------------------------------

 Balance at June 30, 1995                $   59         39,740          73,447           (48)           (7,779)          105,419
 Net income                                   -              -           4,220             -                 -             4,220
 Proceeds from exercise of
  770 stock options                           -              4               -             -                 -                 4
 Tax benefits from stock-related
  compensation                                -              6               -             -                 -                 6
 Market value adjustment on available
  for sale securities                         -              -               -           221                 -               221
 Cash dividends ($.08 per share)              -              -            (439)            -                 -              (439)
 Impact of special 10% stock dividend         -              -             (11)            -                 -               (11)
                                         ------        -------          ------       -------           -------           -------
 Balance at September 30, 1995           $   59         39,750          77,217           173            (7,779)          109,420
                                         ======        =======          ======       =======           =======           =======


 See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ----------------------
                                                                                    1996        1995
                                                                                 ----------  ----------
                                                                                       (Unaudited)
Operating activities:
Net income (loss)                                                                  $  (338)       4,220
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                     689          457
     Provision for loan losses                                                         350          100
     Deferred income tax expense                                                        33          468
     Amortization of premiums, discounts, loan fees and intangible assets              241          (80)
     Net gain on sale of loans, mortgage-backed securities,
      and real estate held for development or sale                                  (1,814)      (1,610)
     Gain on sale of investment securities                                            (100)         (28)
     (Increase) decrease in accrued interest receivable                               (789)        (778)
     Net (increase) decrease in other assets and liabilities                        11,135        6,569
 Loans originated for sale                                                         (23,865)     (56,368)
 Loans purchased for sale                                                           (9,407)     (25,595)
 Sale of loans originated and purchased for sale                                    41,438       72,724
 Sale of mortgage-backed securities available for sale                               7,317        8,796
                                                                                 ---------     --------
      Net cash provided by operating activities                                     24,890        8,875
                                                                                 ---------     --------
Investing activities:
  Loans originated for investment                                                 (120,196)    (117,806)
  Principal repayments on loans receivable                                         127,628       97,006
  Principal repayments on mortgage-backed securities                                21,661       15,019
  Proceeds from maturities of investment securities available for sale               1,382        1,043
  Proceeds from maturities of investment securities held to maturity                23,071       13,200
  Proceeds from sale of:
    Investment securities available for sale                                           380          196
    Real estate held for development or sale                                         8,861        4,698
  Purchases of:
    Loans receivable held for investment                                          (101,310)     (66,552)
    Investment securities available for sale                                       (12,420)        (375)
    Investment securities held to  maturity                                           (788)     (13,079)
    Stock in Federal Home Loan Bank of Chicago                                           -       (3,750)
    Real estate held for development or sale                                        (8,500)      (2,419)
    Premises and equipment                                                          (1,071)      (1,246)
                                                                                 ---------     --------
      Net cash used in investing activities                                        (61,302)     (74,065)
                                                                                 ---------     --------



                                                                     (continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                              1996       1995
                                                           ----------  --------
                                                               (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                    $ 170,000    75,000
 Repayments of FHLB of Chicago advances                     (155,000)        -
 Net change in reverse repurchase agreements                  40,000   (12,675)

 Repayment of collateralized mortgage                         (3,302)   (1,542)
  obligations
 Proceeds from exercise of stock options                         516         4
 Purchase of treasury stock                                        -         -
 Net increase (decrease) in deposits                         (14,283)   15,764
 Decrease in advances by borrowers for                        (8,433)   (1,648)
  taxes and insurance                                      ---------   -------
    Net cash provided by financing activities                 29,498    74,903
                                                           ---------   -------
Increase (decrease) in cash and cash equivalents              (6,914)    9,713
                                                           ---------   -------
Cash and cash equivalents at beginning of period              94,861    59,807
                                                           ---------   -------
Cash and cash equivalents at end of period                 $  87,947    69,520
                                                           =========   =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest on deposits and borrowed funds                 $  33,016    21,320

   Income taxes                                                   -        500
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate          736       115
 Loans receivable swapped into mortgage-backed securities      7,321     8,753
                                                           =========   =======

    See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended September 30, 1996 and 1995


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

     The results of operations for the three months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended June 30, 1997.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Federal Savings Bank and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three month period ended September 30, 1996 and 1995 and as of June 30, 1996. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

     For purposes of computed earnings per share, the number of average shares outstanding for the periods indicated is as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                                 1996            1995
                                              ----------       ---------
      Primary earnings per share              10,789,628       5,865,583
      Fully-diluted earnings per share        10,794,229       5,875,172
                                              ==========       =========

     The large increase in average shares outstanding is due to the acquisition of N.S. Bancorp, Inc. ("NSBI" or "Northwestern") on May 30, 1996, whereby the Company issued 5,194,710 of its common shares as part of the merger consideration.

(3)  STOCKHOLDERS' EQUITY

     Pursuant to the terms of the acquisition of NSBI, a total of 100,000 options previously granted to employees of Northwestern were converted into options to purchase 167,233 shares of the Company's common stock at an exercise price of $4.78 per share. During the three months ended September 30, 1996, 153,548 options were exercised, of which 151,598 were options granted to employees or former employees of Northwestern. The Company received cash, as well as 8,741 shares of the Company's common stock as consideration for the exercise of these options. The shares received were put into treasury shares.

(4)  COMMITMENTS AND CONTINGENCIES

     At September 30, 1996, the Bank had outstanding commitments to originate and purchase loans of $153.5 million, of which $80.9 million were fixed-rate loans, with rates ranging from 6.375% to 9.250%, and $72.6 million were adjustable-rate loans. At September 30, 1996, commitments to sell loans were $7.3 million.

     At September 30, 1996, the Bank had outstanding 22 standby letters of credit totaling $18.8 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had 10 outstanding standby letters of credit totaling $5.8 million related to real estate development improvements.

(5)  RECLASSIFICATIONS

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

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 20 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly owned subsidiaries, MAF Developments, Inc. ("MAF Developments"), and Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and a brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

REGULATION AND SUPERVISION

     The Bank is subject to extensive regulation, by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Bank and its operations.

CAPITAL STANDARDS. Savings associations must meet three capital requirements; core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio.

       Core Capital Requirement

     The core capital requirement, or the required "leverage limit" currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. Core capital generally includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks, such as Mid America Developments, are required to be deducted from total capital over a five-year phase-in period. See "Deductions from Regulatory Capital on Non-Permissible Activities".

       Tangible Capital Requirement

     Under OTS regulation, savings institutions are required to meet a tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets, plus purchased mortgage servicing rights in an amount includable in core capital.

       Risk-Based Capital Requirement

     The risk-based capital requirement provides that savings institutions maintain total capital equal to not less than 8% of total risk-weighted assets. For purposes of the risk-based capital computation, total capital is defined as core capital, as defined above, plus supplementary capital, primarily general loan loss reserves (limited to a maximum of 1.25% of total risk weighted assets.) Supplementary capital included in total capital cannot exceed 100% of core capital.

       Interest Rate Risk Component of Regulatory Capital

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has delayed implementation of the automatic deduction based on interest rate risk pending testing of a process by which institutions may appeal their interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of September 30, 1996, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At September 30, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

       Deductions from Regulatory Capital on Non-Permissible Activities

     Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiaries, Mid America Developments, and NW Financial, which was acquired on May 30, 1996 as part of the acquisition of NSBI. The regulation included a transitional rule for the deduction from tangible capital over a five year period for investments in and loans to Mid America Developments and NW Financial as of April 12, 1989. As of July 1, 1996, 100% of such investment in and advances to Mid America Developments and NW Financial was required to be deducted from capital, whereas the deduction was 60% as of July 1, 1995.

     Included in the calculation of the Bank's deduction from tangible and core capital due to investments in and advances to Mid America Developments and NW Financial is the Bank's total equity investment as well as unsecured loans made to these real estate subsidiaries. Decreasing the investment in and advances to the real estate subsidiaries requires the generation of cash to repay its loans to the Bank or to declare dividends to pass undistributed profits up to the Bank. Currently, the generation of cash at Mid America Developments is accomplished by continued lot sales from improved land developments, and home sales in projects owned by NW Financial.

     The following is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                   9/30/96  6/30/96  3/31/96  12/31/95  9/30/95
                                  --------  -------  -------  --------  -------
                                          (in thousands)
       Common stock               $  1,657    1,657    1,397     1,397    1,397
       Retained earnings            10,767   12,308    2,982     2,656    3,372
       Intercompany advances         7,637    7,729      227        29      479
                                  --------  -------  -------  --------  -------
                                  $ 20,061   21,694    4,606     4,082    5,248
                                  ========  =======  =======  ========  =======

     The increase in the Bank's investment balance at June 30, 1996 is due to the acquisition of Northwestern. As a result of the Bank's $20.1 million investment in and advances to Mid America Developments and NW Financial at September 30, 1996, the Bank is currently required to reduce capital for purposes of computing regulatory capital by 100% of such amount, or $20.1 million, whereas only 60% of its investment of $21.7 million as of June 30, 1996 was required to be deducted.


  At September 30, 1996, the Bank was in compliance with all of its capital requirements as follows:

                                                     SEPTEMBER 30, 1996             JUNE 30, 1996
                                                  -------------------------   -------------------------
                                                                 PERCENT OF                  PERCENT OF
                                                    AMOUNT         ASSETS       AMOUNT         ASSETS
                                                  ----------     ----------   ----------     ----------
                                                                 (Dollars in thousands)
Stockholder's equity of the Bank                  $  263,860        8.39%     $  263,346        8.43%
                                                  ==========       =====      ==========       =====
Tangible capital                                  $  209,400        6.80%     $  215,582        7.02%
Tangible capital requirement                          46,205        1.50          46,095        1.50
                                                  ----------       -----      ----------       -----
Excess                                            $  163,195        5.30%     $  169,487        5.52%
                                                  ==========       =====      ==========       =====
Core capital                                      $  209,400        6.80%     $  215,582        7.02%
Core capital requirement                              92,410        3.00          92,189        3.00
                                                  ----------       -----      ----------       -----
Excess                                            $  116,990        3.80%     $  123,393        4.02%
                                                  ==========       =====      ==========       =====
Core and supplementary capital                    $  226,778       14.87%     $  232,625       15.36%
Risk-based capital requirement                       122,004        8.00         121,167        8.00
                                                  ----------       -----      ----------       -----
Excess                                            $  104,774        6.87%     $  111,458        7.36%
                                                  ==========       =====      ==========       =====
Total Bank assets                                 $3,145,018                  $3,122,790
Adjusted total Bank assets                         3,080,336                   3,072,970
Total risk-weighted assets                         1,589,947                   1,564,618
Adjusted total risk-weighted assets                1,525,054                   1,514,587
Investment in Bank's real estate subsidiary           20,061                      21,694
                                                  ==========                  ==========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:


                                                                            SEPTEMBER 30,   JUNE 30,
                                                                                1996          1996
                                                                            -------------   --------
                                                                                  (in thousands)

Stockholder's equity of the Bank                                              $263,860       263,346
Goodwill and other non-allowable intangible assets                             (34,938)      (35,630)
Non-permissible subsidiary deduction                                           (20,061)      (13,016)
Non-includable purchased mortgage servicing rights                                (179)         (184)
SFAS No. 115 capital adjustment                                                    718         1,066
                                                                              --------       -------
 Tangible and core capital                                                     209,400       215,582
General loan loss reserves                                                      17,589        17,254
Land loans greater than 80% loan-to-value                                         (211)         (211)
                                                                              --------       -------
 Core and supplementary capital                                               $226,778       232,625
                                                                              ========       =======

  Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less than 8%, a ratio of Tier I
(core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized" and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups until 1996, each Bank Insurance Fund ("BIF") and SAIF member institution was assigned an annual FDIC assessment rate between 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) and 31 basis points for an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern). The Bank's assessment rate for September 30, 1996 was 23 basis points of deposits. The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on the earnings of the Bank.

  In 1996, in view of the BIF having been recapitalized to a 1.25% of insured deposits ratio and the SAIF not achieving such an insured deposits ratio, the FDIC adopted a new assessment rate schedule of 0 to 27 basis points for BIF members and kept the insurance assessment rates for SAIF members, such as the Bank, at 23 to 31 basis points. Under that new schedule, approximately 92% of BIF members were required to pay only $2,000 per year creating a substantial insurance assessment disparity between SAIF and BIF members which resulted in a substantial competitive disadvantage to SAIF members.

  On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. A special assessment of $14.2 million on a pretax basis was recognized by the Bank as an expense in the quarter ended September 30, 1996. The special assessment is tax deductible, which led to an after-tax charge of $8.7 million, or $.81 per share.

  The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

  As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

  Legislative proposals are also under consideration that would require federal savings associations to become either national or state chartered banks. If such legislation is adopted, it could require divestiture of activities or otherwise disrupt operations. No prediction can be made as to any such legislation.

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

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1996, the Bank's limit on loans to one borrower was $31.4 million. At September 30, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $16.2 million.

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

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At September 30, 1996, the Bank was a Tier 1 Bank. The Bank did not pay any dividends to the Company during the three months ended September 30, 1996.

  FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Chicago, whichever is greater. The Bank is in compliance with this requirement. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds for residential housing finance. At September 30, 1996, FHLB of Chicago advances totaled $435.5 million.

  The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members, which could reduce the net interest income of member savings associations, such as the Bank. Further, there can be no assurance that the impact of FDICIA and FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB of Chicago stock held by the Bank.

CHANGES IN FINANCIAL CONDITION

  As of September 30, 1996, total assets of the Company were $3.16 billion, an increase of $45.5 million or 1.5% from $3.12 billion at June 30, 1996. The increase is primarily due to an increase in FHLB of Chicago advances and other borrowings which were used to fund mortgage loans held for investment.

  Cash and short-term investments totaled a combined $87.9 million at September 30, 1996, a decrease of $7.0 million from the combined balance of $94.9 million at June 30, 1996. Overall liquidity levels remain relatively low as a percentage of total assets due to cash balances being used to fund loan originations.

  Investment securities classified as held to maturity decreased $21.9 million to $80.3 million at September 30, 1996. The decrease is due to maturities of U.S. Government agency obligations of $23.1 million, offset by amortization of premiums, as well as cash purchases of $788,000.

  Investment securities available for sale increased $10.7 million to $49.0 million at September 30, 1996. The increase is due to purchases of $12.4 million, offset by sales of marketable equity securities with a book value of $280,000 and maturities of $1.4 million. The Company recognized a gain on the sale of investment securities of $100,000 during the three months ended September 30, 1996. At September 30, 1996, gross unrealized gains in the available for sale portfolio were $290,000, compared to $329,000 at June 30,1996.

  Mortgage-backed securities classified as held to maturity decreased $13.4 million to $280.0 million at September 30, 1996 compared to $293.4 million at June 30, 1996. The decrease is primarily due to amortization and prepayments in the portfolio. The Bank has not actively purchased mortgage-backed securities due to the ability to generate loans receivable for its own portfolio through its retail and wholesale originations.

  Mortgage-backed securities available for sale decreased $7.7 million to $117.1 million at September 30, 1996, compared to $124.7 million at June 30, 1996. The decrease is due to amortization and prepayment activity in the portfolio. There was no purchase or sale activity during the three month period ended September 30, 1996. Gross unrealized losses in the available for sale portfolio were $1.0 million at September 30, 1996, compared to $1.7 million at June 30, 1996.

  The Bank has $194.2 million of CMO securities at September 30, 1996, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans. Additionally, included in mortgage-backed securities held to maturity as of September 30, 1996, and June 30, 1996 are $41.5 million, and $44.3 million, respectively of FHLMC securities with an average yield of 8.36% and 8.54%, respectively, which collateralize a similar amount of CMO bonds issued by the Bank's special purpose finance subsidiaries. Principal repayments and prepayments on these securities are available exclusively for the repayment of the CMO bonds which they collateralize.

  Loans receivable, including loans held for sale, increased $77.6 million, or 3.4%, to $2.37 billion at September 30, 1996. The Bank originated and purchased (through wholesale originations) $253.9 million during the three month period ended September 30, 1996. Offsetting this increase was amortization and prepayments totaling $127.6 million, as well as sales of $41.4 million. The Company altered its normal mortgage banking strategy of selling most fixed rate originations during the current three month period, and retained the majority of longer-term fixed rate loans as a means of profitably utilizing the Bank's additional capital acquired in the NSBI acquisition. The Bank intends to resume its normal mortgage banking strategy of selling fixed-rate originations in the near future. As a result of this strategy, loans receivable held for sale as of September 30, 1996 was reduced to $1.2 million, compared to $9.4 million at June 30, 1996.

  The allowance for loan losses totaled $17.6 million at September 30, 1996, an increase of $335,000 from the balance at June 30, 1996, due to a $350,000 provision for loan losses, offset by net charge-offs of $15,000. The Bank's allowance for loan losses to total loans outstanding was .73% at September 30, 1996, compared to .75% at June 30, 1996. Non-performing loans increased $852,000 to $13.7 million at September 30, 1996, or .57% of total loans receivable, compared to $12.8 million, or .56% at June 30, 1996.

  Real estate held for development or sale increased $1.9 million to $28.5 million at September 30, 1996. A summary of real estate held for development or sale is as follows:

                                           SEPT. 30,  JUNE 30,
                                            1996       1996
                                           ---------  --------
                                            (in thousands)
        MAF Developments, Inc.
         Harmony Grove                      $ 6,256      5,104
         Clow Creek Farm                        956      1,168
         Creekside of Remington               1,835      1,807
                                            -------     ------
                                              9,047      8,079
                                            -------     ------
        Mid America Developments, Inc.
         Ashbury                                400      1,196
         Woods of Rivermist                     615        755
                                            -------     ------
                                              1,015      1,951
                                            -------     ------
        NW Financial, Inc.
         Reigate Woods                        8,334      7,734
         Woodbridge                           7,787      6,475
         Fields of Ambria                     2,359      2,381
                                            -------     ------
                                             18,480     16,590
                                            -------     ------
                                            $28,542     26,620
                                            =======     ======

  The increase in the Company's newest development, Harmony Grove, is due to the development of the first phase, which consists of 148 lots, of which 127 lots are under contract as of September 30, 1996. The Company expects a substantial amount of these lots to close within the next three months. The balance of Clow Creek Farm was reduced slightly due to six lot sales, and minimal additional improvement costs. This development is substantially complete, with only 28 lots remaining, of which eight are under contract as of September 30, 1996. The Creekside of Remington subdivision, with 170 total lots, and 137 lots remaining, had no sales or development activity during the current three month period. No lots are under contract as of September 30, 1996.

  The decrease in Ashbury is primarily due to seven lot sales, and the sale of the project's 13-acre commercial parcel. Construction is substantially completed. All of the remaining 24 lots in Ashbury are under contract as of September 30, 1996. The balance in the Woods of Rivermist subdivision decreased due to two lot sales during the current quarter. At September 30, 1996, development is substantially complete, with four of the remaining eight lots under contract.

  The balance of Reigate Woods increased $600,000 due to continued development of this project as well as additional construction costs on homesites. At September 30, 1996, there are 62 remaining homesites, with 12 homesites under contract. The $1.3 million increase in Woodbridge is primarily due to underground development costs related to the final 70 lots of the subdivision, as well as additional costs on homes under construction. At September 30, 1996, there are 164 homesites remaining, with 53 under contract. There were five home sales in Fields of Ambria during the three months ended September 30, 1996, and nine of the remaining 23 homesites are under contract. Underground improvements are substantially complete.

  Deposits decreased $14.4 million, to $2.24 billion at September 30, 1996. After consideration of interest credited to accounts of $20.3 million for the three months ended September 30, 1996, actual cash outflows were $34.6 million.

  Borrowed funds, which consist primarily of FHLB of Chicago advances and CMO bonds payable, increased $52.1 million to $589.8 million at September 30, 1996. The primary reason for the increase is due to the Bank increasing its FHLB of Chicago advances by a net $15.0 million since June 30, 1996, as well as increasing fixed-rate term reverse repurchase agreement borrowings by $40.0 million. The increases were primarily to fund loan volume held for investment. Offsetting this increase was a $3.3 million decrease in the Bank's CMO bonds payable issued by its special-purpose finance subsidiaries.


ASSET QUALITY

  NON-PERFORMING ASSETS. When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank contacts the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will initiate foreclosure proceedings. Interest income on loans is reduced by the full amount of accrued and uncollected interest on loans which are in foreclosure or otherwise determined to be uncollectible, in accordance with SFAS No. 5 "Accounting for Contingencies." Additionally, the Bank considers the classification of investment securities, should they show signs of deteriorating quality.

  The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $500,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the fair value of the collateral securing the loan. At September 30, 1996, the Company has no loans which are considered impaired under this criteria. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

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

  For the quarter ended September 30, 1996, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $80,000, compared to $34,000 for the three months ended September 30, 1995.

  As of September 30, 1996, the Bank's ratio of non-performing loans to total loans was .57%, compared to .56% at June 30, 1996 and .47% at September 30, 1996.

     At September 30, 1996 and June 30, 1996, restructured loans which meet the definition of troubled debt restructurings under SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," were $4.3 million, consisting of two loans, at an average interest rate of 6.48%.

     Foreclosed real estate increased $180,000 to $1.1 million at September 30, 1996, due primarily to the foreclosure of four single family residential properties. At September 30, 1996, foreclosed real estate consists primarily of six single-family residences.

     DELINQUENT LOANS. Delinquencies in the Bank's portfolio at the dates indicated were as follows:


                               61-90 DAYS                 91 DAYS OR MORE
                      ----------------------------  ----------------------------
                              PRINCIPAL                     PRINCIPAL
                      NUMBER  BALANCE OF  PERCENT   NUMBER  BALANCE OF  PERCENT
                        OF    DELINQUENT     OF       OF    DELINQUENT     OF
                      LOANS     LOANS      TOTAL    LOANS     LOANS      TOTAL
                      ------  ----------  --------  ------  ----------  --------
                                       (Dollars in thousands)
September 30, 1996      48      $6,050      .25%      63      $8,688      .36%
                        ==      ======      ===       ==      ======      ===
June 30, 1996           39      $4,804      .21%      57      $7,926      .34%
                        ==      ======      ===       ==      ======      ===
March 31, 1996           9      $  867      .07%      35      $3,376      .28%
                        ==      ======      ===       ==      ======      ===
December 31, 1995       16      $  826      .07%      26      $2,706      .24%
                        ==      ======      ===       ==      ======      ===
September 30, 1995      20      $1,847      .14%      21      $2,017      .15%
                        ==      ======      ===       ==      ======      ===

     CLASSIFICATION OF ASSETS. In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews its portfolio to determine whether any assets require classification in accordance with OTS regulation. At September 30, 1996 and June 30, 1996, the Bank had no loans classified as doubtful or loss. At September 30, 1996 and June 30, 1996, all non-performing assets are classified as substandard. The table below summarizes assets classified as substandard at the dates indicated:

                                                SEPT. 30,  JUNE 30,
                                                  1996       1996
                                                ---------  --------
                                                  (in thousands)
      Loans receivable:
        One-to-four family and multi-family      $ 7,518     7,355
        Commercial, construction and land          5,759     5,191
        Equity lines of credit                       360       287
        Consumer-secured                              48        --
                                                 -------    ------
         Total loans receivable                   13,685    12,833
      Foreclosed real estate                       1,068       888
                                                 -------    ------
                                                 $14,753    13,721
                                                 =======    ======

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                              YEAR ENDED JUNE 30,                             QUARTER ENDED
                                     ---------------------------------   ---------------------------------------------------------
                                        1996        1995        1994        9/96       6/96        3/96        12/95       9/95
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                              (In thousands)
REAL ESTATE LOANS:
 One- to four-family:
  Held for investment                $2,032,102   1,032,233     835,369   2,114,595   2,032,102   1,227,470   1,156,852   1,107,821
  Held for sale                           9,314      24,984       8,739       1,250       9,314      14,817      24,327      25,625
 Multi-family                            94,713      67,248      49,864      93,246      94,713      81,919      80,817      71,046
 Commercial                              46,101      47,273      52,090      45,875      46,101      45,087      45,115      46,026
 Construction                            16,090      19,984      13,860      15,854      16,090      17,860      16,403      18,035
 Land                                    26,644      19,281      15,453      22,932      26,644      26,149      22,608      22,128
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total real estate loans            2,224,964   1,211,003     975,375   2,293,752   2,224,964   1,413,302   1,346,122   1,290,681

OTHER LOANS:
 Consumer loans:
  Equity lines of credit                 79,193      66,710      46,451      83,786      79,193      75,902      74,380      71,171
  Home equity loans                      10,525       4,335       1,112      13,126      10,525       8,877       7,537       5,608
  Other                                   4,110       2,652       2,471       4,797       4,110       3,946       3,494       3,125
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total consumer loans                  93,828      73,697      50,034     101,709      93,828      88,725      85,411      79,904
 Commercial business lines                1,821       1,560       2,341       2,098       1,821       2,220       2,234       2,100
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total other loans                     95,649      75,257      52,375     103,807      95,649      90,945      87,645      82,004
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total loans receivable             2,320,613   1,286,260   1,027,750   2,397,559   2,320,613   1,504,247   1,433,767   1,372,685

Less:
 Loans in process                         6,715       8,728       5,161       6,406       6,715       8,843       7,893       8,135
 Unearned discounts, premiums
  and deferred loan fees, net             3,245         882       2,818       2,572       3,245      (1,416)       (914)        (78)
 Allowance for loan losses               17,254       9,197       8,779      17,589      17,254       9,498       9,288       9,209
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total loans receivable, net        2,293,399   1,267,453   1,010,992   2,370,992   2,293,399   1,487,322   1,417,500   1,355,419
Loans receivable held for sale           (9,314)    (24,984)     (8,739)     (1,250)     (9,314)    (14,817)    (24,327)    (25,625)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Loans receivable, net             $2,284,085   1,242,469   1,002,253   2,369,742   2,284,085   1,472,505   1,393,173   1,329,794
                                      =========   =========   =========   =========   =========   =========   =========   =========

NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                YEAR ENDED JUNE 30,                      QUARTER ENDED
                                                               ---------------------          -------------------------------------
                                                                1996   1995    1994            9/96     6/96    3/96   12/95  9/95
                                                               ------  -----  ------          ------   ------   -----  -----  -----
                                                                                         (In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
 Non-accrual loans                                            $ 5,415  1,972   2,933           5,929    5,415   2,801  1,925  1,579
 Accruing loans 91 days or more overdue                         1,940    555     482           1,589    1,940   1,235  1,440    119
                                                               ------  -----  ------          ------   ------   -----  -----  -----
  Total                                                         7,355  2,527   3,415           7,518    7,355   4,036  3,365  1,698
                                                               ------  -----  ------          ------   ------   -----  -----  -----
Commercial real estate, construction and land loans:
 Non-accrual loans                                                433     --     312             889      433     439    211     --
 Accruing loans 91 days or more overdue                           459    100     118             599      459      --    233    211
 Restructured or renegotiated loans                             4,299  4,379   4,464           4,271    4,299   4,321  4,344  4,363
                                                               ------  -----  ------          ------   ------   -----  -----  -----
  Total                                                         5,191  4,479   4,894           5,759    5,191   4,760  4,788  4,574
                                                               ------  -----  ------          ------   ------   -----  -----  -----
Other loans:
 Non-accrual loans                                                287    168     163             385      287     223    163    164
 Accruing loans 91 days or more overdue                            --     --      24              23       --      --     15     --
                                                               ------  -----  ------          ------   ------   -----  -----  -----
  Total                                                           287    168     187             408      287     223    178    164
                                                               ------  -----  ------          ------   ------   -----  -----  -----
 Total non-performing loans:
  Non-accrual loans                                             6,135  2,140   3,408           7,203    6,135   3,463  2,299  1,743
  Accruing loans 91 days or more overdue                        2,399    655     624           2,211    2,399   1,235  1,688    330
  Restructured or renegotiated loans                            4,299  4,379   4,464           4,271    4,299   4,321  4,344  4,363
                                                               ------  -----  ------          ------   ------   -----  -----  -----
   Total                                                      $12,833  7,174   8,496          13,685   12,833   9,019  8,331  6,436
                                                               ======  =====  ======          ======   ======   =====  =====  =====
Non-accrual loans to total loans                                  .27%   .17     .33             .30%     .27     .23    .16    .13
Accruing loans 91 days or more overdue to total loans             .10    .05     .06             .09      .10     .08    .12    .02
Restructured or renegotiated loans to total loans                 .19    .35     .44             .18      .19     .29    .31    .32
                                                               ------  -----  ------          ------   ------   -----  -----  -----
  Non-performing loans to total loans                             .56%   .57     .83             .57%     .56     .60    .59    .47
                                                               ======  =====  ======          ======   ======   =====  =====  =====
Foreclosed real estate (net of related reserves):
 One- to four-family                                          $   888    311   1,379           1,068      888     109    249    126
 Commercial, construction and land                                 --     25   2,090              --       --      --     --     --
                                                               ------  -----  ------          ------   ------   -----  -----  -----
  Total                                                       $   888    336   3,469           1,068      888     109    249    126
                                                               ======  =====  ======          ======   ======   =====  =====  =====
Non-performing loans and foreclosed real estate
 to total loans and foreclosed real estate                        .60%   .60    1.17             .62%     .60     .61    .61    .49
                                                               ======  =====  ======          ======   ======   =====  =====  =====
Total non-performing assets                                   $13,721  7,510  11,965          14,753   13,721   9,128  8,580  6,562
                                                               ======  =====  ======          ======   ======   =====  =====  =====
Total non-performing assets to total assets                       .44%   .42     .75             .47%     .44     .46    .45    .35
                                                               ======  =====  ======          ======   ======   =====  =====  =====

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $26.7 million of 8.32% subordinated notes and $35.0 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases with excess cash flow. The Company also maintains a $15.0 million unsecured revolving line of credit from a commercial bank, of which no balances have been drawn. For the three month period ended September 30, 1996, the Company received no dividends from the Bank and declared a common stock dividend of $.09 per share, which was paid on October 4, 1996.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current three month period the Bank borrowed $170.0 million of primarily fixed-rate FHLB of Chicago advances, and $40.0 million of fixed-rate reverse repurchase agreements to repay $155.0 million of primarily short-term adjustable rate borrowings and to fund mortgage loan originations held for investment.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended September 30, 1996, the Bank's average liquidity ratio was 6.09%. At September 30, 1996, total liquidity was $133.6 million, or 5.6%, which was $14.4 million in excess of the 5.0% regulatory requirement.

     During the three months ended September 30, 1996, the Bank originated and purchased loans totaling $253.9 million compared with $265.1 million during the same period a year ago. Loan sales and swaps for the three months ended September 30, 1996, were $48.7 million, compared to $81.2 million for the prior year period, reflecting the Bank's desire to hold more loan originations for investment purposes during the current three month period. The Bank has outstanding commitments to originate and purchase loans of $153.5 million and commitments to sell or swap loans of $7.3 million at September 30, 1996.

ASSET/LIABILITY MANAGEMENT

     The Bank's overall asset/liability management strategy is directed toward reducing the Bank's exposure to interest rate risk over time in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

     As part of its asset/liability strategy, the Bank has implemented a policy to maintain its cumulative one-year hedged interest sensitivity gap ratio within a range of (15)% to 15% of total assets, which helps the Bank to maintain a more stable net interest rate spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectation of future interest rate trends. Under OTS Thrift Bulletin 13, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. An interest rate risk policy has been approved by the Board of Directors setting the limits to changes in net interest income and market value of portfolio equity at the various rate scenarios required. In addition, the OTS has added an interest rate risk component to its regulatory capital requirements which could require an additional amount of capital based on the level of adverse change in a savings institution's market value of portfolio equity, resulting from changes in interest rates. Management continually reviews its interest rate risk policies in light of potential higher capital requirements that may result from the final adoption of an interest rate risk component to the OTS capital requirements.

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

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at September 30, 1996, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals and loan prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations of Mid America Finance Corporation included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations, while the Northwestern Acceptance Corporation collateralized mortgage obligations are adjustable-rate and included in the 6 months or less category.

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

                                                                   AT SEPTEMBER 30, 1996
                                          -----------------------------------------------------------------------
                                                       MORE THAN   MORE THAN    MORE THAN
                                           6 MONTHS    6 MONTHS     1 YEAR       3 YEARS    MORE THAN
                                            OR LESS    TO 1 YEAR  TO 3 YEARS   TO 5 YEARS    5 YEARS      TOTAL
                                          ----------   ---------  ----------   ----------   ---------   ---------
                                                                      (In thousands)
Interest-earning  assets:
  Loans receivable                        $  694,780     467,663     705,826      283,936     238,948   2,391,153
  Mortgage-backed securities                 183,191      18,340      55,225       40,239      99,119     396,114
  Interest-bearing deposits                   36,453           -           -            -           -      36,453
  Federal funds sold                          13,175           -           -            -           -      13,175
  Investment securities(1)                    97,095           -      17,873            -      46,018     160,986
                                          ----------     -------     -------      -------     -------   ---------
    Total interest-earning assets          1,024,694     486,003     778,924      324,175     384,085   2,997,881
  Less yield adjustments, net                    186         162        (219)        (337)     (2,341)     (2,549)
                                          ----------     -------     -------      -------     -------   ---------
    Total net interest-earning assets      1,024,880     486,165     778,705      323,838     381,744   2,995,332
  Impact of hedging activity(2)                1,258           -           -            -      (1,258)          -
                                          ----------     -------     -------      -------     -------   ---------
    Total net interest-earning assets
      adjusted for impact of hedging
      activities                           1,026,138     486,165     778,705      323,838     380,486   2,995,332
                                          ----------     -------     -------      -------     -------   ---------
Interest-bearing  liabilities:
  NOW and checking accounts                   11,904      10,894      39,875       24,769      52,636     140,078
  Money market accounts                      135,895           -           -            -           -     135,895
  Passbook accounts                           55,604      50,878     186,212      115,671     245,801     654,166
  Certificate accounts                       606,472     202,999     368,797       57,446      11,039   1,246,753
  FHLB advances                               95,000       5,000      95,000      210,000      30,500     435,500
  Other borrowings                            61,727      17,548      75,014            -      26,694     180,983
                                          ----------     -------     -------      -------     -------   ---------
    Total interest-bearing liabilities       966,602     287,319     764,898      407,886     366,670   2,793,375
                                          ----------     -------     -------      -------     -------   ---------
Interest sensitivity gap                  $   59,536     198,846      13,807      (84,048)     13,816     201,957
                                          ==========     =======     =======      =======     =======   =========
Cumulative gap                            $   59,536     258,382     272,189      188,141     201,957
                                          ==========     =======     =======      =======     =======
Cumulative gap assets as a percentage
  of total assets                               1.88%       8.17        8.61         5.95        6.39
Cumulative net interest-earning assets
  as a percentage of interest-bearing
  liabilities                                 106.16      120.61      113.48       107.75      107.23

---------------
(1) Includes $30.7 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

AVERAGE BALANCE SHEETS

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 1996 includes fees which are considered adjustments to yield.




                                                          THREE MONTHS ENDED SEPTEMBER 30,                     AT SEPTEMBER 30,
                                         ------------------------------------------------------------------  ---------------------
                                                       1996                              1995                        1996
                                         --------------------------------  --------------------------------  ---------------------
                                                                 AVERAGE                           AVERAGE
                                           AVERAGE                YIELD/     AVERAGE                YIELD/                 YIELD/
                                           BALANCE     INTEREST    COST      BALANCE     INTEREST    COST      BALANCE      COST
                                         ------------  --------  --------  ------------  --------  --------  ------------  -------
                                                                          (Dollars in Thousands)
ASSETS:
Interest-earning assets:
 Loans receivable                         $2,326,373     45,043     7.74%   $1,319,272     26,013     7.88%   $2,388,581     7.76%
 Mortgage-backed securities                  405,427      6,945     6.85       299,055      4,689     6.27       397,032     6.91
 Interest-bearing deposits(1)                 41,383        713     6.74        18,660        408     8.56        36,453     5.22
 Federal funds sold(1)                        16,686        281     6.59        20,029        416     8.13        13,175     5.20
 Investment securities(2)                    161,909      2,699     6.52        92,017      1,444     6.14       160,091     6.67
                                          ----------    -------             ----------    -------             ----------
 Total interest-earning  assets            2,951,778     55,681     7.53     1,749,033     32,970     7.52     2,995,332     7.54
                                                                    ----                              ----                   ----
Non-interest earning assets                  196,282                            80,063                           167,290
                                          ----------                        ----------                        ----------
 Total assets                             $3,148,060                        $1,829,096                         3,162,622
                                          ==========                        ==========                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
 Deposits                                 $2,163,299     23,915     4.39    $1,256,259     15,103     4.77    $2,176,892     4.46
 Borrowed funds                              555,486      9,588     6.79       365,117      6,648     7.15       616,483     6.78
                                          ----------    -------             ----------    -------             ----------
 Total interest-bearing liabilities        2,718,785     33,503     4.88     1,621,376     21,751     5.31     2,793,375     4.97
                                                        -------     ----                  -------     ----                   ----
Non-interest bearing deposits                 76,998                            55,358                            62,797
Other liabilities                            105,577                            44,733                            64,607
                                          ----------                        ----------                        ----------
 Total liabilities                         2,901,360                         1,721,467                         2,920,779
Stockholders' equity                         246,700                           107,629                           241,843
                                          ----------                        ----------                        ----------
 Liabilities and stockholders' equity     $3,148,060                        $1,829,096                        $3,162,622
                                          ==========                        ==========                        ==========
Net interest income/interest                            $22,178
rate spread                                             =======     2.65%                 $11,219     2.21%                  2.57%
                                                                    ====                  =======     ====                   ====

Net earning assets/net yield on
   average interest-earning assets        $  232,993                3.01%   $  127,657                2.57%   $  201,957      N/A
                                          ==========                ====    ==========                ====    ==========

Ratio of interest-earning assets to
  interest-bearing liabilities                108.57%                           107.87%                           107.23%
                                          ==========                        ==========                        ==========

---------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated, on a taxable equivalent basis. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                          COMPARED TO SEPTEMBER 30, 1995
                                               INCREASE (DECREASE)
                                    ----------------------------------------
                                        VOLUME         RATE          NET
                                    --------------  -----------  -----------
                                                 (In thousands)

INTEREST-EARNING ASSETS:
 Loans receivable                        $19,495         (465)      19,030
 Mortgage-backed securities                1,790          466        2,256
 Interest bearing deposits                   404          (99)         305
 Federal funds sold                          (63)         (72)        (135)
 Investment securities                     1,161           94        1,255
                                         -------       ------       ------
     Total                                22,787          (76)      22,711
                                         -------       ------       ------

INTEREST-BEARING LIABILITIES:
 Deposits                                 10,087       (1,275)       8,812
 Borrowed funds                            3,281         (341)       2,940
                                         -------       ------       ------
     Total                                13,368       (1,616)      11,752
                                         -------       ------       ------
Net change in net interest income        $ 9,419        1,540       10,959
                                         =======       ======       ======


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     GENERAL - The Company incurred a net loss for the three months ended September 30, 1996 of $338,000, or ($.03) per fully-diluted share, compared to net income of $4.2 million, or $.72 per fully-diluted share for the three months ended September, 1995. The current year quarter includes a one-time charge of $8.7 million or $.81, net of applicable income taxes, reflecting the cost of the SAIF recapitalization bill passed by Congress on September 30, 1996.

     NET INTEREST INCOME - Net interest income was $22.1 million for the current quarter, compared to $11.2 million for the quarter ended September 30, 1995, an increase of $10.9 million. The increase is due to the Company's acquisition of NSBI on May 30, 1996. The Company's average net interest-earning assets have nearly doubled to $233.0 million for the three months ended September 30, 1996, compared to $127.7 million for the three months ended September 30, 1995. In addition, the Company's net interest margin improved to 3.01% for the current three month period, compared to 2.57% for the prior year period, primarily due to the acquisition of NSBI adding a substantial amount of low-cost deposits to the Company's funding base.

     Interest income on loans increased $19.0 million as a result of a $1.0 billion increase in average loans receivable offset by a 14 basis point decrease in the average yield of the loan portfolio. Loans receivable increased $749.7 million due to the acquisition of NSBI, with the remainder of the increase in the average balance due to the Bank's originations of shorter-term adjustable rate mortgage loans for portfolio purposes, and the holding of certain longer-term fixed-rate mortgage loans for investment purposes during the current three month period. Interest income on mortgage-backed securities increased $2.3 million, or 48.1% to $6.9 million for the current quarter, due to a 35.6% increase in average balances, due to the acquisition of NSBI, and a 58 basis point increase in average yield, also due to the acquisition of NSBI, whose mortgage-backed securities were primarily longer-term, fixed-rate securities. Interest income on investment securities increased $1.2 million, or 87.2% primarily due to the acquisition of NSBI. The average balances of federal funds sold and interest-bearing deposits combined increased, although only nominally when compared to the increase in the total interest-earning assets of the Bank, due to the continued maintenance of lower levels of liquidity.

     Interest expense on deposit accounts increased $8.8 million, or 58.3%, due to an increase in average deposits of $907.0 million during the current three month period, offset by a 38 basis point decrease in the average cost of savings. The Bank acquired $872.0 in deposits from the NSBI acquisition, with the remainder of the increase due to increases in checking balances, and the opening of a new branch. The decrease in the average cost of savings is primarily due to the acquisition of NSBI, whose deposit base was more weighted with low-cost passbook accounts than that of the Bank's prior to the acquisition.

     Interest expense on borrowed funds increased $2.9 million, or 44.2%, as a result of a $190.4 million increase in the average balance of borrowed funds, offset by a 36 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $100.0 million, and an increase in reverse repurchase agreements of $64.8 million since September 30, 1995, which have been used to fund loan originations which have been held in portfolio. Additionally, the Company borrowed $35.0 million as part of funding the purchase of NSBI.

     PROVISION FOR LOAN LOSSES - The Bank provided $350,000 in provision for loan losses during the current three month period, compared to $100,000 for the prior three month period. At September 30, 1996, the Bank's allowance for loan losses was $17.6 million, which was .73% of total loans receivable, compared to
 .75% at June 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 128.5% at September 30, 1996 compared to 134.5% at June 30, 1996.

     NON-INTEREST INCOME - Non-interest income increased 24.8% to $5.5 million for the three months ended September 30, 1996, compared to $4.4 million for the three months ended September 30, 1995.

     Gain (loss) on sale of loans and mortgage-backed securities increased to a combined $151,000 for the three months ended September 30,1996, compared to a combined $97,000 for the three months ended September 30, 1995. Continued competitive pricing in the retail and wholesale origination markets have made the generation of gains on the sale of loans difficult. The gain (loss) on sale of mortgage-backed securities represents loans originated by the Bank and swapped into mortgage-backed securities prior to sale. During the three months ended September 30, 1996, $7.3 million of loans were swapped and sold, while during the three months ended September 30, 1995, $8.8 million of loans were swapped and sold.

     The Company recognized $100,000 in gains on investment securities for the three months ended September 30, 1996, compared to $28,000 for the prior year period, primarily due to sales of marketable equity securities.

  Income from real estate operations increased $150,000 to $1.7 million for the three months ended September 30, 1996. A summary of income from real estate operations is as follows:


                          THREE MONTHS ENDED SEPTEMBER  30,
                          ---------------------------------
                                1996             1995
                          ----------------  ---------------
                          # OF    PRE-TAX   # OF   PRE-TAX
                          LOTS    INCOME    LOTS    INCOME
                          -----  ---------  -----  --------
                               (dollars in thousands)
Ashbury                       7     $1,010      9    $  330
Woods of Rivermist            2        112      -         -
Clow Creek Farm               6        142     50     1,118
Creekside of Remington        -          -     23        65
Fields of Ambria              5         39      -         -
Reigate Woods                 5        245      -         -
Woodbridge                   10        115      -         -
                             --     ------     --    ------
                             35     $1,663     82    $1,513
                             ==     ======     ==    ======

     The seven lot sales in Ashbury leave only 24 lots unsold in this 1,115-lot subdivision. All of the remaining lots are under contract. Included in the pre-tax income from Ashbury is profit from the sale of a 13-acre commercial parcel of $730,000. The two sales in the 31-lot Woods of Rivermist development leave eight lots remaining, of which four are under contract at September 30, 1996. The six lot sales in Clow Creek Farm are much lower than a year ago due to this 260-lot subdivision being nearly sold-out, with 28 lots remaining for sale at September 30, 1996, of which eight are under contract. The sales in Fields of Ambria, Reigate Woods and Woodbridge are due to the acquisition of NSBI in May 1996, which is why there is no sales activity reported in the previous year's quarter. These sales represent sales of fully constructed homesites. The Fields of Ambria subdivision is substantially complete as to underground improvements.

     Deposit account service charges increased $408,000, or 36.8% to $1.5 million for the three months ended September 30, 1996. The increase is due to improved fee income from checking accounts due to a large increase in the number of checking accounts owned in response to the Bank's direct mail program. The number of checking accounts owned by the Bank exceeded 68,000 at September 30, 1996, compared to 55,000 at September 30, 1995.

     Loan servicing fee income increased $54,000, or 9.5% to $624,000 for the three months ended September 30, 1996. Although the average balance of loans serviced for others increased 16.3% to $1.1 billion for the current three month period, compared to $905.9 million for the prior year period, income declined primarily as a result of amortization of capitalized servicing fees, as well as amortization of purchased mortgage servicing rights. Amortization of these items equaled $76,000 for the three months ended September 30, 1996, compared to $61,000 for the prior three month period.

     Brokerage commissions increased 20.0% to $426,000 for the three months ended September 30, 1996, due to improved sales of mutual fund products through the Bank's network of INVEST brokers. Other non-interest income increased $246,000, or 32.8% to $995,000 for the three months ended September 30, 1996, due to increased fee income from the addition of six branch locations acquired from NSBI, compared to the prior year period.

     NON-INTEREST EXPENSE - Non-interest expense increased $19.2 million to $27.8 million for the three months ended September 30, 1996, which includes a one-time charge of $14.2 million for the recapitalization of the SAIF. Without this charge, non-interest expense increased $5.0 million, or 57.4%, due to the acquisition of NSBI adding overhead to the Company's operation.

     Compensation and benefits increased $2.6 million to $7.4 million for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. The Company added approximately 280 full-time equivalents in the acquisition of NSBI, many of which remained on the payroll throughout the current quarter. The Company reduced its staff during September 1996, due to the substantial completion of the transition phase of the NSBI acquisition.

     Occupancy expense increased 52.7% to $1.3 million due to the addition of six branches from the NSBI acquisition, as well as a new branch in Berwyn, Illinois. The Bank's branch network now operates out of 20 locations.

     Data processing expense increased $158,000 to $566,000 for the three months ended September 30, 1996 due primarily to greater depreciation expense from enhancements in the company's PC-based local and wide area network system. Additionally, the Company operated two data processing systems during most of the current quarter due to the integration of data processing systems from the acquisition of NSBI not occurring until September 1996.

     FDIC insurance premiums increased significantly due to legislation passed to recapitalize the SAIF, which insures deposits of savings institutions. As a result of this legislation, SAIF-insured institutions, including the Bank, were assessed a one-time charge of .657% of SAIF deposits at March 31, 1995, or $14.2 million for the Bank. Exclusive of this one-time charge, FDIC insurance premiums increased $551,000 to $1.3 million for the three months ended September 30, 1996, primarily due to the acquisition of NSBI.

     Other non-operating expense increased $894,000 to $2.2 million for the three months ended September 30, 1996. The increase is due to the acquisition of NSBI, which has added to general operating costs, as well as amortization expense of $354,000 related to the core deposit premium established in the NSBI acquisition, which is being amortized over 10 years on an accelerated basis. The Company also incurred $338,000 in amortization expense of goodwill established in the acquisition, which is being amortized over 20 years on a straight line basis.

     INCOME TAXES - For the three months ended September 30, 1996, income tax benefit totaled $197,000, or an effective income tax benefit rate of 36.8%, compared to $2.7 million, or an effective income tax rate of 38.6%, for the three months ended September 30, 1995.

PART II  -  OTHER INFORMATION
-----------------------------

Item 1.  Legal Proceedings

         The Company is not presently engaged in any legal proceedings of a material nature.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company held its Annual Meeting of Shareholders on October 23, 1996.

         (b) The names of each director elected at the Annual Meeting are as follows:

                               Allen H. Koranda
                               Robert Bowles, MD
                                Henry Smogolski

The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

      Nicholas J. DiLorenzo, Sr.                  F. William Trescott
      Terry A. Ekl                                Lois B. Vasto
      Joe F. Hanauer                              Andrew J. Zych
      Kenneth Koranda

         (c) The following matters were voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast with respect to the matter follows.

             (i) Approval of amendments to the MAF Bancorp, Inc. 1990 Incentive
                 Stock Option Plan:

                          For       Against    Abstain
                       ---------    -------    -------
                       8,419,798    314,788    98,704

             (ii) Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997:

                          For       Against    Abstain
                       ---------    -------    -------
                       8,926,865    16,654     31,749

         (d)  None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit No. 11.  Statement re:  Computation of per share earnings

                                                                                             QUARTER ENDED
                                                                                            SEPT. 30, 1996
                                                                                           ---------------

             Net loss                                                                          $  (338,000)
                                                                                               ===========

             Weighted average shares outstanding                                                10,397,727

             Common stock equivalents due to dilutive effect of stock options                      391,901
                                                                                               -----------

             Total weighted average common
               shares and equivalents outstanding for primary computation                       10,789,628
                                                                                               ===========

             Primary loss per share                                                            $      (.03)
                                                                                               ===========

             Total weighted average common
               shares and equivalents outstanding for primary computation                       10,789,628


             Additional dilutive shares using the end of period
               market value versus the average market value when
               applying the treasury stock method                                                    4,601
                                                                                               -----------
             Total weighted average common shares and equivalents
               outstanding for fully diluted computation                                        10,794,229
                                                                                               ===========

             Fully-diluted loss per share                                                      $      (.03)
                                                                                               ===========

         (b)  Reports on Form 8-K.

              On July 23, 1996, the Company filed required pro forma financial information relating to the Company's acquisition of N.S. Bancorp which was not available at the time of initial filing under Form 8-K on June 11, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MAF Bancorp. Inc.
                                              -----------------
                                                (Registrant)



Date: November 8, 1996                   By:  /s/  Allen H. Koranda
      ----------------                        ---------------------
                                                 Allen H. Koranda
                                            Chairman of the Board and
                                             Chief Executive Officer
                                            (Duly Authorized Officer)



Date: November 8, 1996                   By:  /s/  Jerry A. Weberling
      ----------------                        -----------------------
                                                 Jerry A. Weberling
                                            Executive Vice President and
                                              Chief Financial Officer
                                             (Duly Authorized Officer)