Form 10-K
period 1996-12-31
MAF BANCORP INC
filed 1997-03-25
CIK 854662

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from July 1, 1996 to December 31, 1996

                        COMMISSION FILE NUMBER 0-18121

                               ----------------

                               MAF BANCORP, INC.

               DELAWARE                              36-3664868
       (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

       55TH STREET & HOLMES AVENUE, CLARENDON HILLS, ILLINOIS 60514-1596
                        TELEPHONE NUMBER (630) 325-7300

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

Based upon the closing price of the registrant's common stock as of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $332,163,054.*

The number of shares of Common Stock outstanding as of March 3, 1997:
10,460,019

-------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

PART III--Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997 are incorporated by reference into
Part III hereof.

* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are shares held by various employee benefit plans where trustees are (i) directors or executive officers of the registrant or (ii) required to vote a portion of unallocated shares at the direction of employees.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the consumer banking business through its wholly-owned subsidiary, Mid America Federal Savings Bank ("Bank") and secondarily, in the residential real estate development business through MAF Developments, Inc. ("MAF Developments"). As of December 31, 1996, the Company changed its fiscal year to coincide with the calendar year, compared to the June 30 fiscal year it followed in the past. As such, this report is the transition report for the six month period from July 1, 1996 to December 31, 1996.

  On May 30, 1996, the Company completed its acquisition of N.S. Bancorp, Inc. ("NSBI"), which was the sole shareholder of Northwestern Savings Bank ("Northwestern"). At acquisition date, Northwestern had $749.7 million in loans receivable, which were primarily one-to four-family residential mortgage loans, and $872.0 million in deposits, which were serviced from six branch locations. All but one of the branches are in markets which the Bank did not service in the past. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed review of the acquisition.

  The Bank is a consumer-oriented financial institution offering various financial services to its customers through 20 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago, due to the acquisition of NSBI. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), (which the Company acquired with NSBI), the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

  The Company's executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514-1596. The telephone number is (630) 325-7300.

MARKET DATA

  Based on total assets at December 31, 1996, the Bank is the one of the largest financial institutions headquartered in the Chicago metropolitan area, with its home office located in Clarendon Hills, Illinois in the southeastern portion of DuPage County. Through its network of 20 retail banking offices, the Bank serves the residential, commercial and high technology sector west of Chicago, including western Cook County, northern Will County, eastern Kane County and DuPage County, as well as the northwest side of the City of Chicago.

COMPETITION

  The Bank is faced with increasing competition in attracting retail customer business, including deposit accounts and loan originations. Competition for deposit accounts comes primarily from other savings institutions, commercial banks, money market mutual funds, and insurance companies (primarily in the form of annuity products). Factors affecting the attraction of customers include interest rates offered, convenience of branch locations, ease of business transactions, and office hours. Competition for loan products comes primarily from other mortgage brokers, savings institutions, commercial banks and mortgage banking companies. Factors affecting business include interest rates, terms, fees, customer service, and more recently, over-capacity in the loan origination market.

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

  THRIFT RECAPITALIZATION AND RECHARTERING LEGISLATION. On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment recorded by the Bank amounted to $14.2 million on a pre-tax basis, and $8.7 million, or $.81 per fully-diluted share on an after-tax basis, and was reflected in the quarter ended September 30, 1996.

  The Funds Act also provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. The legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one-year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following executive officers were employed by the Company and the Bank as of January 1, 1997.

            NAME             AGE                 POSITION(S) HELD
            ----             ---                 ----------------
Allen H. Koranda............  50 Chairman of the Board and Chief Executive
                                 Officer of the Company and the Bank
Kenneth Koranda.............  47 President and Director of the Company and the
                                 Bank
Jerry A. Weberling..........  45 Executive Vice President and Chief Financial
                                 Officer of the Company and the Bank
Gerard J. Buccino...........  35 Senior Vice President and Controller of the
                                 Company and the Bank
William Haider..............  45 Senior Vice President of the Company and the
                                 Bank; President of Mid America Developments and
                                 MAF Developments
Michael J. Janssen..........  37 Senior Vice President of the Company and the
                                 Bank
David W. Kohlsaat...........  42 Senior Vice President of the Company and the
                                 Bank
Thomas Miers................  45 Senior Vice President of the Company and the
                                 Bank
Kenneth Rusdal..............  55 Senior Vice President of the Company and the
                                 Bank
Lois B. Vasto (1)...........  62 Senior Vice President and Director of the
                                 Company and the Bank
Sharon Wheeler..............  44 Senior Vice President of the Company and the
                                 Bank
Gail Brzostek...............  48 First Vice President of the Bank
Alan W. Schatz..............  38 First Vice President of the Bank
Diane Stutte................  48 First Vice President of the Bank
Carolyn Pihera..............  54 Vice President and Corporate Secretary of the
                                 Company and the Bank

--------
(1) Lois B. Vasto retired on January 3, 1997.

BIOGRAPHICAL INFORMATION

  Set forth below is certain information with respect to executive officers of the Company and the Bank. Unless otherwise indicated, the principal occupation listed for each person below has been his principal occupation for the past five years.

  Allen H. Koranda has been Chairman of the Board and Chief Executive Officer of the Company since August, 1989, and of the Bank since May, 1984. He joined the Bank in 1972. He is also Senior Vice President and a director of Mid America Developments, a wholly-owned subsidiary of the Bank. Mr. Koranda holds Bachelor of Arts and Juris Doctor degrees from Northwestern University. Mr. Koranda is the brother of Kenneth Koranda.

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

  Gerard J. Buccino has been Senior Vice President and Controller of the Company and the Bank since July 1996. Prior to that he was First Vice President and Controller of the Company and the Bank from July 1993 to

July 1996 and Vice President and Controller of the Company and the Bank from March 1990 to July 1993. He is a certified public accountant. Mr. Buccino holds a Bachelor of Science degree from Marquette University and a Master of Business Administration degree from the University of Chicago Graduate School of Business.

  William Haider has been Senior Vice President of the Company and the Bank since July 1996. Prior to that he was Vice President of the Company since April 1993 and of the Bank since 1987. He is President of Mid America Developments, MAF Developments, and NW Financial, managing the real estate development activities of the Company. Mr. Haider holds a Bachelor of Science degree from Southern Illinois University. He joined the Bank in 1984.

  Michael J. Janssen has been Senior Vice President--Investor Relations and Taxation of the Company and the Bank since July 1996. Prior to that he was First Vice President--Investor Relations and Taxation of the Company and the Bank from July 1993 to July 1996, and Vice President of the Company from March 1990 to July 1993. He is a certified public accountant. Mr. Janssen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Science of Taxation degree from DePaul University.

  David W. Kohlsaat has been Senior Vice President--Administration since July 1996. Prior to that he was First Vice President--Administration of the Company from July 1993 to July 1996, and is responsible for retail deposit administration and Human Resources. He has been Vice President of the Company since April 1993 and of the Bank since 1980. Mr. Kohlsaat holds a Bachelor of Science degree from Southern Methodist University. He joined the Bank in 1976.

  Thomas Miers has been Senior Vice President of the Company since April 1993 and Senior Vice President-Retail Banking of the Bank since January 1992. Prior to that he was Senior Vice President--Marketing. Mr. Miers holds a Bachelor of Science degree from George Williams College. He joined the Bank in 1979.

  Kenneth Rusdal has been Senior Vice President of the Company since April 1993 and Senior Vice President-Operations and Information System since January 1992. Prior to that he was Senior Vice President-Information Systems from 1987 through 1991. He also served as Vice President of Software Development for FISERV, Inc., where he was employed from 1983 to 1987.

  Lois B. Vasto has been Senior Vice President of the Company since August, 1989, and Senior Vice President--Loan Operations of the Bank since May 1984. She joined the Bank in 1953. She is also Senior Vice President of Mid America Developments and Secretary of Mid America Insurance, wholly- owned subsidiaries of the Bank. She retired from the Company and the Bank on January 3, 1997.

  Sharon Wheeler has been Senior Vice President of the Company since April 1993 and has been Senior Vice President--Residential Lending of the Bank since July 1986. She joined the Bank in 1971.

  Gail Brzostek has been First Vice President--Check Operations and VISA services since July 1996. Prior to that she was Vice President--Check Operations since 1985. She joined the Bank in 1967.

  Alan W. Schatz has been First Vice President--Secondary Marketing of the Bank since July 1996. Prior to that he was Vice President--Secondary Marketing of the Bank from September 1992 to July 1996. Prior to that he served as the Director of Trading and Risk Management at First Illinois Mortgage Corporation where he was employed from 1987 until 1992. Mr. Schatz holds a Bachelor of Science degree from the University of Illinois at Chicago and a Master of Business Administration degree from Rosary College.

  Diane Stutte has been First Vice President--Teller Operations since July 1996. Prior to that, she was Vice President--Teller Operations of the Bank since 1985. She joined the Bank in 1970.

  Carolyn Pihera has been Vice President since 1979 and Corporate Secretary to the Board of Directors of the Company since August 1989, and of the Bank since 1980. She joined the Bank in 1959 and currently is also Office Manager of the Clarendon Hills office.

 Employees

  The Bank employs a total of 809 full time equivalent employees as of December 31, 1996. Management considers its relationship with its employees to be excellent.

ITEM 2. PROPERTIES

  The Company neither owns nor leases any real property. For the time being, it utilizes the property and equipment of the Bank without payment to the Bank.

  The Bank conducts its business through 20 retail banking offices, including its executive office location in Clarendon Hills, Illinois. In February 1997, the Bank moved and centralized its loan processing and servicing operations in a new 30,000 square foot leased office building in Naperville, Illinois. The Bank has its own data processing facilities. The data processing equipment primarily consists of mainframe hardware, network servers, personal computers and ATMs. At December 31, 1996, the data processing equipment owned has a net book value of $2.7 million.

  The following table sets forth information regarding the Bank's executive office and its 20 branches. At December 31, 1996, the net book value of the Bank's premises and related equipment was $32.3 million.

                                                                 NET BOOK VALUE
                               DATE LEASED DATE LEASE % OF TOTAL  DECEMBER 31,
          LOCATION             OR ACQUIRED  EXPIRES    DEPOSITS       1996
          --------             ----------- ---------- ---------- --------------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
EXECUTIVE AND HOME OFFICE
55th Street and Holmes Avenue
Clarendon Hills, Illinois
60514........................   1975/1986    owned       11.66%     $ 4,780
BRANCHES
Chicago, Illinois
2300 North Western Avenue....    1996(1)     owned        5.58          700
3844 West Belmont Avenue.....    1996(1)     owned       11.51          538
6333 North Milwaukee Avenue..    1996(1)      2001        4.86           65
5075 South Archer Avenue.....    1996(1)     owned        7.49          801
Norridge, Illinois
4100 North Harlem Avenue.....    1996(1)      1998        5.50            6
Cicero, Illinois
5900/5847 West Cermak Road...   1939/1978    owned       13.97        1,197
4830 West Cermak Road........     1970       owned        1.77          453
Berwyn, Illinois
6620 West Ogden Avenue.......     1996       owned        0.41        1,300
6650 West Cermak Avenue .....     1996(1)    owned        3.66          557
Riverside, Illinois
40 East Burlington...........     1977       owned        4.41          948
LaGrange Park, Illinois
1921 East 31st Street........     1981       owned        4.49          874
Western Springs, Illinois
40 West 47th Street..........     1978       owned        3.55          796
Naperville, Illinois
1001 South Washington........     1974       owned        7.65        1,870
9 East Ogden Avenue..........     1982       owned        1.79          953
1308 S. Naperville Blvd.  ...     1987       owned        2.63        1,479
3040 Book Road...............     1993        1997        0.76          761
Wheaton, Illinois
250 East Roosevelt Road......     1977       owned        3.78          951
161 Danada Square East.......     1988        2009        1.57          321
St. Charles, Illinois
2600 East Main Street........     1979       owned        2.96        2,130
Other fixed assets...........                              --        10,822
                                                        ------      -------
  Total......................                           100.00%     $32,302
                                                        ======      =======

--------
(1) Acquired in the acquisition of NSBI.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

  The Company's common stock is traded over-the-counter and quoted on the NASDAQ/National Market System under the symbol "MAFB". As of March 3, 1997, the Company had 1,824 stockholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated.

                                                 SIX MONTHS ENDED    YEAR ENDED
                                                 DECEMBER 31, 1996 JUNE 30, 1996
                                                 ----------------- -------------
                                                   HIGH     LOW     HIGH   LOW
                                                 ----------------- -------------
   First Quarter................................    26.50    22.25  25.50  20.68
   Second Quarter...............................    35.25    26.00  26.25  24.00
   Third Quarter................................      N/A      N/A  25.50  24.50
   Fourth Quarter...............................      N/A      N/A  27.00  24.00

  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  The Company declared $0.18 per share in dividends during the six months ended December 31, 1996, and $0.32 per share in dividends during the year ended June 30, 1996. The Company's ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulation and Supervision--Federal Savings Institution Regulation--Limitation on Capital Distributions."

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See Item 8. "Financial Statements and Supplementary Data."

                                                            JUNE 30,
                            DECEMBER 31,   ---------------------------------------------
                                1996          1996        1995        1994       1993
                          ---------------- ----------  ----------  ---------- ----------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA:
 Total assets...........     $3,230,341     3,117,149   1,783,076   1,586,334  1,544,439
 Loans receivable, net..      2,430,113     2,293,399   1,267,453   1,010,992    963,680
 Mortgage-backed securi-
  ties..................        359,587       418,102     307,390     347,902    362,172
 Interest-bearing depos-
  its...................         55,285        37,496      10,465      29,922     43,312
 Federal funds sold.....         24,700         5,700       9,360      17,450     12,625
 Investment securities..        171,818       171,251      90,319      97,260     69,606
 Real estate held for
  development or sale...         28,112        26,620      11,454       6,404     14,174
 Deposits...............      2,262,226     2,254,100   1,313,306   1,292,531  1,290,072
 Borrowed funds.........        632,897       537,696     307,024     149,856    117,581
 Subordinated capital
  notes, net............         26,709        26,676      20,100      20,027     19,962
 Stockholders' equity...        250,625       242,226     105,419      95,150     85,002
 Book value per share...          23.89         23.42       19.19       16.77      14.49
 Tangible book value per
  share.................          20.62         19.98       19.19       16.77      14.49
                          SIX MONTHS ENDED             YEAR ENDED JUNE 30,
                            DECEMBER 31,   ---------------------------------------------
                                1996          1996        1995        1994       1993
                          ---------------- ----------  ----------  ---------- ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATING DATA:
Interest income.........     $  112,827       143,095     114,963     103,778    112,854
Interest expense........         68,631        93,221      73,367      69,694     74,311
                             ----------    ----------  ----------  ---------- ----------
 Net interest income....         44,196        49,874      41,596      34,084     38,543
Provision for loan loss-
 es.....................            700           700         475       1,200      2,700
                             ----------    ----------  ----------  ---------- ----------
 Net interest income af-
  ter provision for loan
  losses................         43,496        49,174      41,121      32,884     35,843
Non-interest income:
 Gain (loss) on sale of
  loans receivable and
  mortgage-backed secu-
  rities................            (32)          198         (56)      3,135      5,364
 Income from real estate
  operations............          4,133         4,786       7,497       7,719      3,427
 Gain (loss) on sale and
  writedown of:
  Investment securi-
   ties.................            251           188        (231)        200       (717)
  Foreclosed real es-
   tate.................            161            50         181         145     (1,624)
 Deposit account service
  charges...............          3,219         4,894       3,347       2,414      2,091
 Loan servicing fee in-
  come..................          1,249         2,394       2,373       2,456      2,566
 Other..................          2,978         4,590       3,539       3,579      3,206
                             ----------    ----------  ----------  ---------- ----------
  Total non-interest in-
   come.................         11,959        17,100      16,650      19,648     14,313
Non-interest expense:
 Compensation and bene-
  fits..................         14,503        21,209      18,257      16,954     15,138
 Office occupancy and
  equipment.............          2,652         3,774       3,522       3,569      3,539
 Federal deposit insur-
  ance premiums.........          2,338         3,255       3,003       2,996      2,430
 Special SAIF assess-
  ment..................         14,216           --          --          --         --
 Other..................          7,369         9,548       8,630       7,797      7,136
                             ----------    ----------  ----------  ---------- ----------
  Total non-interest ex-
   pense................         41,078        37,786      33,412      31,316     28,243
                             ----------    ----------  ----------  ---------- ----------
  Income before income
   taxes and other
   items................         14,377        28,488      24,359      21,216     21,913
Income taxes............          5,602        10,805       9,316       7,766      8,402
                             ----------    ----------  ----------  ---------- ----------
 Income before other
  items.................          8,775        17,683      15,043      13,450     13,511
Other items (1).........            --           (474)        --          --         435
                             ----------    ----------  ----------  ---------- ----------
 Net income.............     $    8,775        17,209      15,043      13,450     13,946
                             ==========    ==========  ==========  ========== ==========
Primary earnings per
 share..................     $      .81          2.76        2.54        2.22       2.27
                             ==========    ==========  ==========  ========== ==========
Fully-diluted earnings
 per share..............     $      .81          2.76        2.54        2.22       2.26
                             ==========    ==========  ==========  ========== ==========

                          SIX MONTHS ENDED           YEAR ENDED JUNE 30,
                            DECEMBER 31,      ------------------------------------
                              1996(2)           1996      1995     1994     1993
                          ----------------    ---------  -------  -------  -------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL
 RATIOS AND OTHER DATA:
Return on average
 assets.................           1.11%(/3/)       .85%     .90%     .85%     .91%
Return on average
 equity.................          14.18(/3/)      14.21    15.22    14.80    17.80
Average stockholders'
 equity to average
 assets.................           7.80            6.00     5.91     5.75     5.09
Stockholders' equity to
 total assets...........           7.76            7.77     5.91     6.00     5.50
Tangible and core
 capital to total assets
 (Bank only)............           6.96            7.02     5.64     5.90     5.71
Risk-based capital ratio
 (Bank only)............          15.05           15.36    12.07    13.24    12.77
 Interest rate spread
  during period.........           2.64            2.24     2.29     1.99     2.38
Net yield on average
 interest-earning
 assets.................           2.96            2.62     2.62     2.29     2.66
Average interest-earning
 assets to average
 interest-bearing
  liabilities...........         107.98          107.83   107.22   106.48   105.55
Non-interest expense to
 average assets.........           1.70(/3/)       1.87     2.00     1.98     1.83
Non-interest expense to
 average assets and
 average loans serviced
 for others.............           1.27(/3/)       1.27     1.31     1.31     1.18
Efficiency ratio........          47.79(/3/)      56.58    57.14    58.50    52.72
Ratio of earnings to
 fixed charges:
 Including interest on
  deposits..............           1.41x(/3/)      1.30x    1.32x    1.30x    1.29x
 Excluding interest on
  deposits..............           2.35x(/3/)      1.93x    2.34x    2.24x    2.43x
Non-performing loans to
 total loans............            .55             .56      .57      .83     1.37
Non-performing assets to
 total assets...........            .46             .44      .42      .75     1.26
Cumulative one-year
 gap....................           7.50            5.22     4.89     1.84     4.06
Number of deposit
 accounts...............        259,041         255,960  164,592  148,519  149,218
Mortgage loans serviced
 for others.............     $1,045,740       1,040,260  887,887  823,924  828,776
Loan originations.......        469,452         989,753  585,882  813,689  809,486
Full-service customer
 service facilities.....             20              20       13       13       12
STOCK PRICE AND DIVIDEND
 INFORMATION:
High....................     $    35.25           27.00    21.70    22.27    17.42
Low.....................          22.25           20.68    16.36    16.07     8.37
Close...................          34.75           24.50    21.36    20.91    16.36
Cash dividends per
 share..................            .18             .32     .291      --       --
Dividend payout ratio...          22.22%          11.59%   11.46%     --       --

--------
(1) Other items for the year ended June 30, 1996 represents a $474,000 extraordinary charge for the early extinguishment of debt. Other items for the year ended June 30, 1993 represents a $1.25 million credit for the cumulative effect of a change in accounting for income taxes, offset by an $815,000 extraordinary charge incurred on the prepayment of debt.
(2) Ratios for the six months ended December 31, 1996 are annualized.
(3) Excludes the effect of the special SAIF assessment of $14.2 million ($8.7 million after tax) for the six months ended December 31, 1996. Including the impact of the special SAIF assessment, the Company's actual ratios were as follows: Return on average assets of .56%; Return on average equity of 7.12%; Non-interest expense to average assets of 2.60%; Non-interest expense to average assets and average loans serviced for others of 1.95%; Efficiency ratio of 73.09%; Ratio of earnings to fixed charges including interest on deposits of 1.20x; and Ratio of earnings to fixed charges excluding interest on deposits of 1.67x.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  As of December 31, 1996, the Company changed its fiscal year to coincide with the calendar year, compared to the June 30 fiscal year it followed in the past. Management's discussion and analysis of financial condition and results of operations will compare the current six month transition period to the prior year unaudited six month period, as well as analyze the fiscal year ended June 30, 1996 compared to June 30, 1995.

OVERVIEW

  Net income for the Company was $8.8 million, or $.81 per fully-diluted share for the six months ended December 31, 1996, compared to $7.8 million or, $1.33 per fully-diluted share for the six months ended December 31, 1995. The current six month period includes an after-tax charge of $8.7 million, or $.81 per fully-diluted share for the one-time special SAIF assessment, which was assessed to all SAIF-insured savings institutions. Without this charge, operating earnings were $17.4 million, or $1.61 per share. For the year ended June 30, 1996, net income was $17.2 million, or $2.76 per fully-diluted share, compared to $15.0 million, or $2.54 per fully-diluted share for the year ended June 30, 1995. On an operating basis, the Company earned $2.84 per fully-diluted share for the year ended June 30, 1996, before consideration of a $474,000 or $0.08 per share extraordinary loss on the early repayment of subordinated capital notes.

  The current six month period includes the full impact of the Company's acquisition of NSBI in May 1996, and includes the following highlights:

  . Net interest income improved to $44.2 million, compared to $22.3 million for the six months ended December 31, 1995, primarily due to the acquisition of NSBI.

  . The Company's average net interest margin improved to 2.96%, compared to an average net interest margin of 2.52% for the prior six month period, reflecting the addition of NSBI's low-cost deposit base.

  . Income from real estate operations increased 46.6% to $4.1 million, due to the sale of the 13-acre Ashbury commercial site, sales in the Company's newest subdivision, Harmony Grove, and the real estate projects acquired in the merger with NSBI.

  . Deposit account service charges increased 35.8% to $3.2 million, due to continued growth in the Bank's checking account base.

  . Non-interest expenses declined as a percentage of average assets, to 1.70%, primarily due to the asset growth from the merger, while recognizing expense savings due to the merger.

ACQUISITION

  On May 30, 1996, the Company completed its acquisition of NSBI, and its wholly-owned subsidiary, Northwestern, for cash and stock totaling $269.7 million. The Company paid $41.18 per share of NSBI in the form of $20.1799 cash and .8549 shares of the Company's common stock. The Company issued 5.2 million shares in the acquisition, nearly doubling the number of shares outstanding as a result of the transaction. The cash portion of the purchase was made from existing cash, as well as funds from Northwestern in the form of a dividend due to their excess capital position as of the acquisition date. Additionally, the Company obtained a $35.0 million unsecured term bank loan with a local commercial bank. The loan has a final maturity date of December 31, 2003, and amortizes on an increasing basis beginning in December 1997. The transaction was accounted for under the purchase method. As such, on May 30, 1996, the Company valued the assets and liabilities of NSBI at fair value, and created goodwill and core deposit intangible assets aggregating $35.9 million as a result of the transaction.

NET INTEREST INCOME

  Net interest income is the principal source of earnings for the Company, and consists of interest income on loans receivable, mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income fluctuates due to a variety of reasons, most notably due to the size of the balance sheet, changes in interest rates, and to a lesser extent asset quality. The Company seeks to increase net interest income without materially mismatching maturities of the interest-earning assets it invests in compared to the interest-bearing liabilities which fund such investments.

  Net interest income before the provision for loan losses increased to $44.2 million for the six months ended December 31, 1996, compared to $22.3 million for the six months ended December 31, 1995, due primarily to the merger with NSBI. The net interest margin (net interest income divided by average interest-earning assets) for the current six month period was 2.96%, compared to 2.52% for the prior six month period. The increase in the net interest margin during the six months ended December 31, 1996 is primarily due to the addition of NSBI, which helped lower the Bank's average cost of deposits via its high percentage of low cost core deposits. The average yield on interest-earning assets increased 1 basis point during the current six month period, while the average cost of funds declined 45 basis points. Net interest income was $49.9 million for the year ended June 30, 1996, compared to $41.6 million for the year ended June 30, 1995. The net interest margin remained constant at 2.62% for the years ended June 30, 1996 and 1995. The stability in the net interest margin between the years ended June 30, 1996 and 1995 was primarily due to a 28 basis point increase in the yield on average interest-earning assets, offset by an increase in the average cost of funds of 33 basis points. Although the net interest spread declined by 5 basis points, this was offset by growth in the balance of interest-earning assets over interest-bearing liabilities, due to the increased capital level of the Bank.

RATE/VOLUME ANALYSIS

  The table below describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense on a fully taxable equivalent basis during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rates multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                               SIX MONTHS ENDED              YEAR ENDED
                          DECEMBER 31, 1996 VS. 1995   JUNE 30, 1996 VS. 1995
                          ---------------------------  ------------------------
                                         DUE TO                     DUE TO
                            TOTAL   -----------------   TOTAL   ---------------
                           CHANGE    VOLUME    RATE    CHANGE   VOLUME    RATE
                          --------- -----------------  -------- -------- ------
                                            (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable........  $  38,466   39,293     (827)  28,955   27,454   1,501
Mortgage-backed securi-
 ties...................      4,242    3,273      969   (1,456)  (1,961)    505
Investment securities...      2,374    2,178      196    1,129      859     270
Interest-bearing depos-
 its....................        890    1,180     (290)      (4)    (593)    589
Federal funds sold......         38      197     (159)    (475)    (771)    296
                          --------- -------- --------  -------  -------  ------
Total...................     46,010   46,121     (111)  28,149   24,988   3,161
                          --------- -------- --------  -------  -------  ------
INTEREST-BEARING LIABIL-
 ITIES:
Deposits................     17,516   20,213   (2,697)   7,531    4,699   2,832
Borrowed funds..........      6,487    7,360     (873)  12,323   12,871    (548)
                          --------- -------- --------  -------  -------  ------
Total...................     24,003   27,573   (3,570)  19,854   17,570   2,284
                          --------- -------- --------  -------  -------  ------
Net change in net inter-
 est income.............  $  22,007   18,548    3,459    8,295    7,418     877
                          ========= ======== ========  =======  =======  ======

  The average yield on interest-earning assets remained steady for the six months ended December 31, 1996 at 7.53% compared to 7.52% for the six months ended December 31, 1995. The average yield on loans receivable decreased 12 basis points between the six month periods, while the average balance of loans receivable increased $1.02 billion. The increase in average balance is primarily due to the acquisition of NSBI, which had $749.7 million of loans receivable, as well as the Bank holding more of its fixed-rate loan originations for investment.

The average yield on mortgage-backed securities increased 62 basis points, primarily due to NSBI's predominately fixed-rate mortgage-backed securities portfolio. The increase in the average balance of mortgage-backed securities of $97.2 million is solely due to the acquisition of NSBI. The average yield on investment securities increased 38 basis points, while the average balance increased $65.6 million, due to the acquisition of NSBI, whose investment portfolio had a higher yield due to longer duration.

  The average cost of deposits decreased 40 basis points to 4.38% for the six months ended December 31, 1996 compared to the six months ended December 31, 1995. The primary reason for the decrease is due to the acquisition of NSBI, which had a lower cost of deposits than the Bank. The $907.4 million increase in average deposit balances is primarily due to the acquisition, as the Bank acquired $872.0 million of deposits from NSBI. The average cost of borrowed funds declined 43 basis points to 6.71% for the six months ended December 31, 1996, while the average balance of borrowed funds increased $215.2 million. The increase in the average balance of borrowed funds is primarily due to borrowings for the acquisition, as well as funding for the increase in loan originations held for investment purposes.

  The average yield on interest-earning assets improved during the year ended June 30, 1996 to 7.49% compared to 7.21% for the year ended June 30, 1995. The improvement was primarily due to a 13 basis point increase in the average yield on loans receivable and a 16 basis point increase in the average yield on mortgage-backed securities, due to upward repricing of adjustable-rate loans and mortgage-backed securities owned by the Bank. Average loans receivable increased by $352.6 million, or 31.1% for the year ended June 30, 1996, while average mortgage-backed securities decreased $31.3 million, as the Bank was able to increase earning assets with higher loan originations held for investment purposes rather than through the purchase of mortgage-backed securities. The average balance of investment securities, interest-bearing deposits and federal funds sold was relatively consistent for the year ended June 30, 1996 compared to 1995.

  The average cost of savings deposits increased 22 basis points during the year ended June 30, 1996, compared to the year ended June 30, 1995, primarily due to increased rates on certificates of deposits. Because of the inability to increase savings deposits during the years ended June 30, 1996 and 1995, the increase in interest-earning assets was funded with borrowed funds, primarily FHLB of Chicago advances, and a limited amount of reverse repurchase agreements. Average borrowings increased $183.3 million during the year ended June 30, 1996. These additional borrowings did lead to a decrease in the average cost of borrowings by 22 basis points, although this is somewhat attributable to the shorter duration of adjustable-rate advances from the FHLB of Chicago, and short-term reverse repurchase agreements. Included in the increase in borrowed funds for the year ended June 30, 1996 is a $35.0 million unsecured term bank loan which was obtained for the acquisition of NSBI. The loan carried an interest rate of the one-month London interbank offering rate ("LIBOR") plus 1%, or 6.47% at June 30, 1996. The loan is convertible all or in part, with certain limitations at the end of any repricing period into a fixed-rate loan at the discretion of management at 1.25% over the U.S. Treasury rate corresponding to the term to the final maturity of the loan, which is December 31, 2003.

AVERAGE BALANCE SHEETS

  The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 1996 includes fees which are considered adjustments to yield.

                                SIX MONTHS ENDED DECEMBER 31,
                   ---------------------------------------------------------
                               1996                        1995
                   ---------------------------- ----------------------------
                                        AVERAGE                      AVERAGE
                    AVERAGE             YIELD/   AVERAGE             YIELD/
                    BALANCE    INTEREST  COST    BALANCE    INTEREST  COST
                   ----------  -------- ------- ----------  -------- -------
                                       (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning
assets:
 Loans
 receivable......  $2,372,072    91,783  7.74%  $1,356,409   53,317   7.86%
 Mortgage-backed
 securities......     388,237    13,368  6.89      291,067    9,126   6.27
 Investment
 securities (1)..     161,275     5,390  6.54       95,723    3,016   6.16
 Interest-bearing
 deposits........      55,020     1,805  6.42       20,434      915   8.75
 Federal funds
 sold............      20,099       659  6.41       14,612      621   8.32
                   ----------  --------         ----------  -------
 Total interest-
 earning assets..   2,996,703   113,005  7.53    1,778,245   66,995   7.52
Non-interest
earning assets...     163,984                       80,950
                   ----------                   ----------
 Total assets....  $3,160,687                   $1,859,195
                   ==========                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing
liabilities:
 Deposits........   2,170,234    47,967  4.38    1,262,786   30,451   4.78
 Borrowed funds
 and subordinated
 debt............     605,083    20,664  6.71      389,924   14,177   7.14
                   ----------  --------         ----------  -------
 Total interest-
 bearing
 liabilities.....   2,775,317    68,631  4.89    1,652,710   44,628   5.34
                                         ----                         ----
Non-interest
bearing
deposits.........      70,462                       54,730
Other
liabilities......      68,378                       42,526
                   ----------                   ----------
 Total
 liabilities.....   2,914,157                    1,749,966
Stockholders'
equity...........     246,530                      109,229
                   ----------                   ----------
 Liabilities and
 stockholders'
 equity..........  $3,160,687                   $1,859,195
                   ==========                   ==========
Net interest
income/interest
rate spread......              $ 44,374  2.64%              $22,367   2.18%
                               ========  ====               =======   ====
Net earning
assets/net yield
on average
interest-earning
assets...........  $  221,386            2.96%  $  125,535            2.52%
                   ==========            ====   ==========            ====
Ratio of
interest-earning
assets to
 interest-bearing
 liabilities.....      107.98%                      107.60%
                   ==========                   ==========
----




                                  YEAR ENDED JUNE 30,
                  ------------------------------------------------------    AT DECEMBER 31,
                             1996                        1995                    1996
                  ---------------------------- -------------------------  -------------------
                                       AVERAGE
                   AVERAGE             YIELD/   AVERAGE                               Yield/
                   BALANCE    INTEREST  COST    BALANCE    INTEREST COST   BALANCE     Cost
                  ----------  -------- ------- ----------  -------- ----  ----------  -------
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning
assets:
 Loans
 receivable...... $1,485,309   115,466  7.77%  $1,132,669    86,511 7.64% $2,448,027    7.79%
 Mortgage-backed
 securities......    289,759    18,291  6.31      321,074    19,747 6.15     359,587    6.95
 Investment
 securities (1)..    100,671     6,382  6.34       86,932     5,253 6.04     171,818    6.80
 Interest-bearing
 deposits........     24,128     2,064  8.55       32,205     2,068 6.42      55,285    5.22
 Federal funds
 sold............     14,088     1,121  7.96       24,389     1,596 6.54      24,700    5.25
                  ----------  --------         ----------  --------       ----------
 Total interest-
 earning assets..  1,913,955   143,324  7.49    1,597,269   115,175 7.21   3,059,417    7.56
Non-interest
earning assets...    104,543                       75,098                    170,924
                  ----------                   ----------                 ----------
 Total assets.... $2,018,498                   $1,672,367                 $3,230,341
                  ==========                   ==========                 ==========
LIABILITIES AND ST
Interest-bearing
liabilities:
 Deposits........  1,350,501    63,325  4.69    1,248,513    55,794 4.47   2,195,885    4.41
 Borrowed funds
 and subordinated
 debt............    424,461    29,896  7.04      241,141    17,573 7.26     659,606    6.72
                  ----------  --------         ----------  --------       ----------
 Total interest-
 bearing
 liabilities.....  1,774,962    93,221  5.25    1,489,654    73,367 4.92   2,855,491    4.94
                                        ----               -------- ----  ----------
Non-interest
bearing
deposits.........     57,665                       47,576                     66,341
Other
liabilities......     64,729                       36,320                     57,884
                  ----------                   ----------                 ----------
 Total
 liabilities.....  1,897,356                    1,573,550                  2,979,716
Stockholders'
equity...........    121,142                       98,817                    250,625
                  ----------                   ----------                 ----------
 Liabilities and
 stockholders'
 equity.......... $2,018,498                   $1,672,367                 $3,230,341
                  ==========                   ==========                 ==========
Net interest
income/interest
rate spread......             $ 50,103  2.24%              $ 41,808 2.29%               2.62%
                              ========  ====               ======== ====
Net earning
assets/net yield
on average
interest-earning
assets........... $  138,993            2.62%  $  107,615           2.62% $  203,926     N/A
                  ==========            ====   ==========           ====  ==========    ====
Ratio of
interest-earning
assets to
 interest-bearing
 liabilities.....     107.83%                      107.22%                    107.14%
                  ==========                   ==========                 ==========
----

(1) Includes $30.7 million, $16.2 million, $18.7 million, $10.4 million, and $30.7 million of Stock in Federal Home Loan Bank of Chicago for the six months ended December 31, 1996 and 1995, years ended June 30, 1996, 1995, and at December 31, 1996, respectively.

PROVISION FOR LOAN LOSSES

  The provision for loan losses is recorded to provide coverage for losses on loans unknown to the Bank at the current time. Over the past three years, the Bank has maintained consistent and historically low levels of non-performing loan balances, as well as high coverage percentages of the allowance for loan losses to non-performing loans. The Company recorded a provision for loan losses of $700,000 for the six months ended December 31, 1996, compared to $250,000 for the prior six month period. The increase in the provision is due to loan portfolio growth. For the year ended June 30, 1996, the Company recorded a provision of $700,000, compared to $475,000 for the year ended June 30, 1995, primarily due to the growth of the Bank's loan portfolio during the year. The ratio of the allowance for loan losses to total loans receivable decreased slightly to .73% at December 31, 1996, compared to .75% at June 30, 1996, and .73% at June 30, 1995. The ratio of the allowance for loan losses to non-performing loans declined to 133.1% at December 31, 1996, compared to 134.5% at June 30, 1996 and 128.2% at June 30, 1995.

NON-INTEREST INCOME

  Non-interest income is another significant source of revenue for the Company. It consists of fees earned on products and services, gains and losses from loan sale activity and income from real estate operations. Although changes in interest rates can have an impact on earnings from these sources, the impact is generally not nearly as dramatic as the impact on net interest income. Non-interest income was $12.0 million for the six months ended December 31, 1996 compared to $8.8 million for the six months ended December 31, 1995, and $17.1 million compared to $16.7 million for the years ended June 30, 1996 and 1995, respectively. The table below shows the composition of non-interest income for the periods indicated.

                                      SIX MONTHS ENDED
                                        DECEMBER 31,      YEAR ENDED JUNE 30,
                                      ------------------- --------------------
                                        1996      1995      1996       1995
                                      ---------  -------- ---------  ---------
                                                 (IN THOUSANDS)
Gain (loss) on sale of:
  Loans receivable..................  $     264      178        203        (56)
  Mortgage-backed securities........       (296)      57         (5)       --
  Investment securities.............        251       45        188       (231)
  Foreclosed real estate............        161       21         50        181
Income from real estate operations..      4,133    2,820      4,786      7,497
Deposit account service charges.....      3,219    2,370      4,894      3,347
Loan servicing fee income...........      1,249    1,164      2,394      2,373
Brokerage commissions...............        924      750      1,711      1,383
Mortgage loan late charges and other
 loan fees..........................        666      459        948        759
Insurance commissions...............        235      211        412        432
Safety deposit box fees.............        143      140        273        271
Loss on real estate owned opera-
 tions, net.........................        (51)     (11)       (17)        (5)
Other...............................      1,061      550      1,263        699
                                      ---------  -------  ---------  ---------
                                      $  11,959    8,754     17,100     16,650
                                      =========  =======  =========  =========

  The Bank recorded a net loss on the sale of loans receivable and mortgage-backed securities for the six months ended December 31, 1996 of $32,000 compared to a net gain of $235,000 for the prior six month period. The loss is primarily due to the sale of $16.9 million of adjustable-rate and fixed-rate CMOs, which were classified as available for sale, at a loss of $301,000. Without the loss, a net gain on sale of $269,000 was recognized from the Bank's secondary market activity. The Bank sold loans totaling $65.5 million during the current six month period, compared to $155.2 million in the prior year period. Although loan sale volume declined during the current six month period, the average margins on sale improved, primarily due to the adoption of SFAS No. 122 on July 1, 1996, which requires the Bank to allocate its basis in a loan to the principal balance of the loan, as well as to the value of the related loan servicing rights. The Bank recorded a net gain on the sale of loans receivable and mortgage-backed securities of $198,000 for the year ended June 30, 1996 compared to a loss of $56,000 for the year ended June 30, 1995. During the year ended June 30, 1996, due to refinance activity, loan sale volume increased 68.9%, compared to the prior year period. During the year ended June 30, 1996, the Bank sold $269.2 million of loans, compared to $95.2 million in the prior year period. Although loan sale volume increased, margins on loan sales remained thin due to competitive pricing in the origination market, which often led to the Bank originating loans at near break even.

  The gains and losses on mortgage-backed securities included in the above figures represent the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $8.2 million during the six months ended December 31, 1996, compared to $14.3 million for the six months ended December 31, 1995. For the year ended June 30, 1996, the Bank swapped and sold $41.2 million of loans into mortgage-backed securities. The Bank had no swap activity during the year ended June 30, 1995.

  The Company had net gains on the sale of investment securities during the six months ended December 31, 1996 of $251,000, compared to $45,000 during the prior six month period, primarily due to the sale of marketable equity securities. The Company had net gains on the sale of investment securities during the year ended June 30, 1996 of $188,000, primarily due to the sale of marketable equity securities, compared to net losses on the sale and writedown of investment securities during 1995 of $231,000. The losses in 1995 are primarily from the write-off of a $159,000 equity investment in a local community housing organization and from the sale of investment securities available for sale whose values deteriorated in the wake of rising interest rates. These losses were offset by gains on the sale of marketable equity securities.

  Income from real estate operations increased $1.3 million to $4.1 million for the six months ended December 31, 1996, compared to the six months ended December 31, 1995, while decreasing $2.7 million to $4.8 million for the year ended June 30, 1996 compared to the year ended June 30, 1995. A summary of income from real estate operations is as follows:

                           SIX MONTHS ENDED DECEMBER 31,    YEAR ENDED JUNE 30,
                          ------------------------------- ------------------------
                               1996            1995          1996         1995
                          --------------- --------------- -----------  -----------
                           LOTS            LOTS           LOTS INCOME  LOTS
                           SOLD   INCOME   SOLD   INCOME  SOLD (LOSS)  SOLD INCOME
                          ------ -------- ------ -------- ---- ------  ---- ------
                                          (DOLLARS IN THOUSANDS)
Clow Creek Farm.........     10  $    261    75  $  1,675 145  $3,537   81  $1,711
Harmony Grove...........     75       760   --        --  --      --   --      --
Ashbury.................     23     1,624    24     1,064  34   1,392  134   5,364
Woods of Rivermist......      3       157   --        --  --      --     6     374
Scott's Crossing........    --        --    --        --  --      --     1      39
Creekside of Remington..    --        --     27        81  27      81    6       9
Woodbridge..............     26       349   --        --   10      85  --      --
Reigate Woods...........     15       826   --        --    2      98  --      --
Fields of Ambria........     13       156   --        --    2      17  --      --
Other...................    --        --    --        --  --     (424) --      --
                          -----  -------- -----  -------- ---  ------  ---  ------
                            165  $  4,133   126  $  2,820 220  $4,786  228  $7,497
                          =====  ======== =====  ======== ===  ======  ===  ======

  During the six months ended December 31, 1996, the Company sold its first lots in the 386-lot Harmony Grove subdivision, located in Naperville, Illinois. At December 31, 1996, an additional 52 lots are under contract. Sales in the Clow Creek Farm subdivision slowed during the current six month period, compared to the prior six month period, as well as the prior annual periods due to the near completion of the project. Income from the Ashbury subdivision during the current six month period includes $728,000 from the sale of a 13-acre commercial site adjacent to the subdivision. At December 31, 1996, only 8 of the 1,115 lots in Ashbury remain unsold, all of which are under contract. The three sales in the Woods of Rivermist subdivision during the current six month period leave 7 lots remaining in this 31-lot subdivision, of which 3 are under contract. The Creekside of Remington project, located in Bolingbrook, Illinois, just east of Naperville, had strong sales early in 1996, but has since slowed. Margins on these lots are much lower than previous projects, due to these being smaller, lower priced lots, as well as sharing the development costs and profits with a joint venture partner. The Scott's Crossing subdivision was sold out as of June 30, 1995.

  The sales in Woodbridge, Reigate Woods, and Fields of Ambria are results from NW Financial, the land development subsidiary of Northwestern acquired in the acquisition of NSBI. These sales represent home sales, as NW Financial's land development activity consists of land improvement and homesite construction. Activity in these three projects were within management's expectations during the six months ended December 31, 1996. The other loss of $424,000 during the year ended June 30, 1996 represents the write-off of the Company's investment related to an option it had acquired on two parcels of land. The Company chose not to exercise its option to purchase the parcels following a thorough financial and market assessment of the project.

  Deposit account service charges increased 35.8% to $3.2 million for the six months ended December 31, 1996 compared to $2.4 million for the previous six month period, which followed a 46.2% increase for the year ended June 30, 1996 compared to the year ended June 30, 1995. The results are a function of an increase in the number of checking accounts due to continued success in the Bank's direct mail checking campaign which is designed to attract new checking accounts for potential fee revenue, as well as an increase in the number of NSF items during the periods.

  Loan servicing fee income is generated from loans which the Bank has originated and sold, or from purchased servicing. Loan servicing fee income increased 7.30% during the current six month period to $1.2 million when compared to the prior six month period. For the year ended June 30, 1996, loan servicing fee income was $2.4 million, consistent with the results for the year ended June 30, 1995. The average balance of loans serviced for others was $1.05 billion, $963.8 million, and $881.0 million, for the six months ended December 31, 1996, and the year ended June 30, 1996 and 1995, respectively. The increase in average loans serviced during the six months ended December 31, 1996 and the year ended June 30, 1996 is due to sales of loans originated by the Bank. Despite an increase in the average balance of loans serviced for others, loan servicing fee income has remained relatively stable due to the continued reduction in the average loan servicing fee, due to new sales containing only .25% in servicing fees, as well as the reduction in income from the amortization of purchased servicing rights, and capitalized servicing rights from wholesale loan originations. Amortization of mortgage servicing rights totaled $156,000 for the six months ended December 31, 1996 compared to $122,000 for the six months ended December 31, 1995, and $253,000 for the year ended June 30, 1996, compared to $109,000 for the year ended June 30, 1995.

  Through the Bank's affiliation with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue improved to $924,000 for the six months ended December 31, 1996, compared to $750,000 for the prior six month period. Commissions were $1.7 million for the year ended June 30, 1996, compared to $1.4 million for the year ended June 30, 1995. The improvement in commissions is due to increased sales of mutual funds and other non-traditional products. The Bank has increased the number of locations which provide INVEST services. In addition, the Bank is sharing in a greater percentage of current commission revenue and trailer fee income on past mutual fund sales with INVEST.

NON-INTEREST EXPENSE

  Non-interest expense increased $23.8 million to $41.1 million for the six months ended December 31, 1996, compared to the six months ended December 31, 1995. Included in the increase is the impact of the one-time assessment to recapitalize the SAIF of $14.2 million. The remainder of the increase is primarily due to the acquisition of NSBI. Non-interest expense for the year ended June 30, 1996 was $4.4 million, or 13.1% greater than non-interest expense for the year ended June 30, 1995. The table below shows the composition of non-interest expense for the periods indicated.

                                          SIX MONTHS ENDED
                                            DECEMBER 31,   YEAR ENDED JUNE 30,
                                          ------------------------------------
                                            1996    1995     1996      1995
                                          -------- ----------------- ---------
                                                     (IN THOUSANDS)
Compensation............................. $ 11,657   7,645    16,790    14,474
Employee benefits........................    2,846   2,052     4,419     3,783
                                          -------- ------- --------- ---------
  Total compensation and benefits........   14,503   9,697    21,209    18,257
Occupancy expense........................    1,715   1,056     2,469     2,274
Furniture, fixture and equipment ex-
 pense...................................      937     699     1,305     1,248
Federal deposit insurance premiums.......    2,338   1,523     3,255     3,003
Special SAIF assessment..................   14,216     --        --        --
Advertising and promotion................    1,025     916     1,746     1,760
Data processing..........................    1,032     760     1,683     1,473
Professional fees........................      449     362       904       751
Postage..................................      509     342       872       659
Stationery, brochures and supplies.......      514     425       857       618
ATM network fees.........................      277     266       527       523
Telephone................................      274     200       413       349
Insurance costs..........................      254     137       260       298
Amortization of goodwill.................      679     --        113       --
Amortization of core deposit intangible
 709.....................................      --      122       --        --
Other....................................    1,647     890     2,051     2,199
                                          -------- ------- --------- ---------
                                          $ 41,078  17,273    37,786    33,412
                                          ======== ======= ========= =========

  Compensation and benefits increased 49.6% to $14.5 million for the six months ended December 31, 1996, primarily due to the acquisition of NSBI. The increase is primarily a function of the increased headcount of the Bank, due to the addition of the six branches acquired in the merger with NSBI, as well as a new branch opened by the Bank, and the addition of support staff. Employee benefits expense increased $794,000, although the ratio of benefit costs to compensation costs decline slightly to 24.4% for the current six month period, compared to 26.8% for the prior six month period. The $3.0 million, or 16.2% increase during the year ended June 30, 1996 was primarily due to an increase in loan related compensation, most notably a $1.0 million increase in loan officer commissions, as well as the addition of employees, primarily to staff the new branch and to handle increased loan volume. In addition, the acquisition of NSBI increased compensation and benefits for one month in 1996, or approximately $600,000. Benefit costs increased $636,000 in 1996 due to additional FICA tax expense, as well as profit sharing and SERP benefit expenses.

  Occupancy costs increased $659,000 to $1.7 million for the six months ended December 31, 1996, primarily due to costs related to the six locations acquired with NSBI and one new branch opened by the Bank in Berwyn, Illinois in March, 1996. Occupancy costs remained relatively constant between the years ended June 30, 1996 and 1995.

  During the six months ended December 31, 1996, Congress enacted legislation which recapitalized the SAIF with a one-time special assessment of 65.7 basis points on deposit balances as of March 31, 1995. This charge equaled $14.2 million for the Bank. Without this assessment, FDIC insurance premiums were $2.3 million for the current six month period, compared to $1.5 million for the prior six period. The increase is due to the acquisition of $872.0 million of deposits from NSBI, offset in part by the partial refund of the Bank's deposit insurance assessment in the last quarter of the current period. FDIC insurance premiums increased slightly in 1996, compared to 1995. The Bank's rate for deposit insurance has been unchanged since June 30, 1995.

  Data processing expense increased $272,000, or 35.8% during the six months ended December 31, 1996. The increase is due to increased depreciation expense on equipment installed in the Company's new Berwyn branch, as well as the branches acquired with NSBI. Data processing expense rose $210,000, or 14.3% in 1996, due to the upgrading of data processing systems during the year ended June 30, 1996. The Bank utilizes personal computers in many of its operations as a means of controlling general operating expenses as well as providing the means to improve the speed of processing transactions and other back office productivity.

  As a result of the merger with NSBI, the Bank established a core deposit intangible on non-maturity deposit liabilities, and goodwill as required under the purchase method of accounting. During the six months ended December 31, 1996, the Company amortized $709,000 of core deposit intangible, and $679,000 of goodwill amortization against operations. The Bank is amortizing its core deposit intangible on an accelerated method over 10 years, while amortizing goodwill on the straight-line method over a 20 year period. The amounts for the year ended June 30, 1996 represent one month's amortization.

  Other operating expenses increased $1.3 million for the six months ended December 31, 1996 to $3.9 million. The increase is primarily due to additional expenses primarily associated with the acquisition of NSBI and its impact on costs such as postage, stationary and supplies, and insurance expense. The $487,000 increase during the year ended June 30, 1996 was due to the addition of operating overhead associated with the acquisition of NSBI (for one month), as well as the internal growth in the Bank's loan portfolio and checking account base, which led to an increased amount of overhead expenses.

INCOME TAXES

  For the six months ended December 31, 1996, income tax expense totaled $5.6 million, equal to an effective income tax rate of 39.0%, compared to $5.2 million attributable to income from continuing operations for the six months ended December 31, 1995, or an effective income tax rate of 38.6%. For the year ended June 30, 1996, income tax expense attributable to income from continuing operations totaled $10.8 million, equal to an effective income tax rate of 37.9%, compared to $9.3 million, or an effective income tax rate of 38.2% for the year ended June 30, 1995.

REVIEW OF FINANCIAL CONDITION

  Total assets increased $113.2 million, or 3.6% to $3.2 billion at December 31, 1996, compared to $3.1 billion at June 30, 1996. The increase was primarily due to growth in loans receivable, which were funded primarily with borrowed funds.

  Cash, interest-bearing deposits and federal funds sold increased a combined $30.9 million to $125.7 million at December 31, 1996. Year-end cash increased in anticipation of the repayment of $40.0 million of FHLB of Chicago advances in January, 1997.

  Investment securities classified as held to maturity decreased $30.2 million, to $72.0 million as of December 31, 1996. The decrease is due to maturities of $32.4 million of U.S. Government and agency securities, offset by $1.5 million of purchases of U.S. Government and agency securities.

  Investment securities available for sale increased $30.8 million to $69.0 million at December 31, 1996. Increases due to purchases of $39.3 million of U.S. Government Agency securities, as well as non-mortgage backed collateralized assets, were offset by sales of $2.0 million of marketable equity securities and maturities of $7.2 million. Net unrealized gains in the available for sale portfolio were $593,000 at December 31, 1996.

  Mortgage-backed securities classified as held to maturity decreased $26.7 million to $266.7 million as of December 31, 1996. The decrease is primarily due to amortization and prepayments. Due to the Bank's ability to originate sufficient amounts of mortgage loans for its own portfolio, the Bank did not purchase any mortgage-backed securities during the six months ended December 31, 1996.

  Mortgage-backed securities classified as available for sale decreased $31.8 million to $92.9 million at December 31, 1996, from $124.7 at June 30, 1996. The decrease is primarily due the sale of $16.9 of adjustable and fixed-rate CMOs, as well as normal amortization and prepayments. At December 31, 1996, net unrealized losses in the available for sale portfolio were $352,000.

  Included in total mortgage-backed securities at December 31, 1996 are $170.0 million of CMO's which have 3-5 year weighted average lives, and are primarily collateralized by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") mortgage-backed securities, and to a lesser extent by whole loans. Also included in mortgage-backed securities as of December 31, 1996 are $14.0 million, and $24.1 million of FHLMC securities with an average yield of 8.39%, and 8.92% which collateralize a similar amount of CMO bonds issued by the Bank's special purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC"), respectively. Principal repayments and prepayments on these securities are available exclusively for the repayment of the CMO bonds which they collateralize.

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

  Loans receivable increased 6.0%, or $136.7 million to $2.4 billion at December 31, 1996. Loan origination and purchase volume (through the Bank's wholesale loan division) was $469.5 million, offset by amortization and prepayments of $266.0 million, as well as sales of $65.5 million, during the six months ended December 31, 1996. The loans sold represent long-term fixed-rate mortgages, and are sold as an integral part of the Bank's mortgage banking strategy. During the current six month period, the Bank held for investment a substantial portion of its retail fixed-rate loan originations, which led to the increase in the outstanding balance of loans receivable held for investment purposes.

  The allowance for loan losses increased to $17.9 million as of December 31, 1996, due to a current period provision for loan losses of $700,000, offset by net charge-offs of $40,000. As of December 31, 1996, the Bank's ratio of the allowance for loan losses to total non-performing loans was 133.1%, compared to 134.5% as of June 30, 1996. In addition, the ratio of the allowance for loan losses to total loans was relatively consistent at .73% at December 31, 1996, compared to .75% at June 30, 1996. During the six months ended December 31, 1996, the Bank allocated $1.5 million of its allowance for loan losses to a specific allowance for loss against a second mortgage on a commercial real estate loan.

  Real estate held for development or sale increased $1.5 million to $28.1 million at December 31, 1996. A summary of real estate held for development or sale is as follows:

                                                           DECEMBER 31, JUNE 30,
                                                               1996       1996
                                                           ------------ --------
                                                              (IN THOUSANDS)
   MAF Developments, Inc.:
     Harmony Grove........................................   $ 4,164      5,104
     Clow Creek Farm......................................       717      1,168
     Creekside of Remington...............................     1,760      1,807
     Other................................................     4,392        --
                                                             -------     ------
                                                              11,033      8,079
                                                             -------     ------
   Mid America Developments, Inc.:
     Ashbury..............................................       122      1,196
     Woods of Rivermist...................................       546        755
                                                             -------     ------
                                                                 668      1,951
                                                             -------     ------
   NW Financial, Inc.:
     Reigate Woods........................................     6,263      7,734
     Woodbridge...........................................     8,348      6,475
     Fields of Ambria.....................................     1,800      2,381
                                                             -------     ------
                                                              16,411     16,590
                                                             -------     ------
                                                             $28,112     26,620
                                                             =======     ======

  Activity at MAF Developments, which is owned by the Company, was primarily in the Harmony Grove subdivision, as the Company sold the first 75 lots of the development, which were offset in part by continued development costs of the project. At December 31, 1996, development of the first of three units is substantially complete, with 52 lots under contract. The decline in Clow Creek Farm is due to the successful sale of a majority of the lots in this project. At December 31, 1996, there are 24 lots remaining, of which 8 are under contract. Creekside of Remington's investment decreased slightly due to a refund of costs. There was no sales activity, and little development costs incurred during the current six month period. There are 3 lots pending sale in Creekside at December 31, 1996, with 134 lots remaining which are unsold. The other category consists of the first payment for land in a proposed joint venture in Naperville, Illinois. The Company closed on a second parcel of land for this same joint venture in January 1997, for approximately $7.0 million. At the current time, this land is expected to be developed near the completion of the Harmony Grove project sometime in 1998 or 1999.

  Mid America Developments is nearing the completion of its operations with the continued sales in Ashbury and Woods of Rivermist. At December 31, 1996, all of the remaining 8 lots of Ashbury are under contract, with sales expected to close in 1997. The Woods of Rivermist development is completely developed, with 3 of the 7 remaining lots under contract at December 31, 1996.

  NW Financial's projects continued to be developed during the six months ended December 31, 1996, with additional funds disbursed for home construction offset by sales activity. Sales activity in Reigate Woods and Fields of Ambria led to a decline in each development's investment balance. Substantially all underground improvements are complete in these two projects. In Woodbridge, although there were 26 sales, the investment balance increased due to the underground development costs disbursed during the current six month period in the final unit (70 lots) of the subdivision.

  Premises and equipment increased $1.1 million to $32.3 million at December 31, 1996, due to purchases of $2.5 million, offset by depreciation of $1.4 million. Costs were directed toward continued upgrading of the Company's data processing system, building improvements necessary due to the merger with NSBI, as well as land acquisition for the new permanent Ashbury branch.

  Cost in excess of fair value of net assets acquired (goodwill) decreased to $26.3 million at June 30, 1996, due to amortization of $679,000, offset by additional acquisition expenses of $125,000. Goodwill is being amortized over a 20 year period using the straight-line method.

  Deposits increased $8.1 million to $2.26 billion as of December 31, 1996. The increase is due to interest credited on deposits of $45.0 million, offset by net outflows of deposits of $36.7 million during the six months ended December 31, 1996, and $257,000 in amortization of purchase accounting premiums on certificates of deposits.

  Borrowed funds, which consist primarily of FHLB of Chicago advances, as well as CMO bonds payable, and reverse repurchase agreements, increased $95.2 million, to $632.9 million at December 31, 1996. During the current six month period, the Bank borrowed an additional $60.0 million (net) of FHLB of Chicago advances, primarily to fund loan volume held for investment purposes. As of December 31, 1996, the Bank has $480.5 million of FHLB of Chicago advances at a weighted average rate and term of 6.44%, and 2.7 years, respectively, compared to $420.5 million of FHLB of Chicago advances at a weighted average rate and term of 6.40%, and 2.2 years, respectively, as of June 30, 1996. The Bank also increased its balance of reverse repurchase agreements by $40.0 million to $79.8 million at December 31, 1996. At December 31, 1996, these borrowings have an average life of 17 months and an average cost of 6.55%. Offsetting these increases was the repayment of CMO bonds payable issued by MAFC and NWAC, totaling $5.0 million during the six months ended December 31, 1996.

LENDING ACTIVITIES

  General. The Bank's lending activities reflect its focus as a consumer banking institution serving its local market area by concentrating on residential mortgage lending. Reflective of this focus, the Bank has been one of the largest originators of residential mortgages in its market area for years. In addition to traditional retail originations, the Bank also operates a wholesale lending operation that purchases loans from brokers and correspondents. In connection with these activities, the Bank emphasizes the origination of adjustable-rate or shorter-term loans for its portfolio and sells the majority of its long-term fixed-rate loans directly into the secondary market. It is the Bank's general policy that approximately 60-70% of its loan portfolio have adjustable rates or terms to repricing or maturity of seven years or less. The Bank originates and purchases long-term fixed-rate mortgage loans in response to customer demand; however, the Bank sells selected conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The volume of current loan originations sold into the secondary market varies over time based on the Bank's available cash or borrowing capacity, as well as in response to the Bank's asset/liability management strategy.

  During the six months ended December 31, 1996, the Bank originated and purchased $213.2 million in fixed-rate one- to four-family residential mortgage loans, of which $152.0 million, or 71.3%, conformed to the requirements for sale to FNMA and FHLMC and $61.2 million, or 28.7%, did not conform to the requirements of these agencies. During the six months ended December 31, 1996, the Bank sold $65.5 million of these loans in the secondary market. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $207,000 ($214,600 as of January 1, 1997), which is the FHLMC and FNMA purchase limit, and not because the loans present increased risk of default to the Bank. Generally, nonconforming loans are held in the Bank's loan portfolio. Loans with such excess balances carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans.

  As a result of its acquisition of NSBI, the Bank acquired a $749.7 million loan portfolio. Included in the portfolio as of the acquisition date was a $670.5 million nationwide portfolio of single-family residential mortgage loans which had been purchased through brokers as part of NSBI's loan strategy. Collateral for this portfolio is spread throughout 45 states, Puerto Rico and the District of Colombia. Currently, it is not management's intent to continue the purchase strategy utilized successfully by NSBI, rather management intends to manage this purchased loan portfolio through its maturity. Due to normal amortization and prepayments, this portfolio has a balance of $595.0 million at December 31, 1996.

  While the Bank has primarily focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, the Bank, to a lesser extent, also originates multi-family mortgage loans, residential construction loans, land acquisition and development loans, commercial real estate loans and a variety of consumer loans. At December 31, 1996, the Bank's net loans receivable amounted to $2.4 billion, excluding $359.6 million in mortgage-backed securities.

  LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated:

                                                                             JUNE 30,
                                             ----------------------------------------------------------------------------
                         DECEMBER 31, 1996          1996                1995                1994               1993
                         ------------------  ------------------  ------------------  ------------------  ----------------
                                    PERCENT             PERCENT             PERCENT             PERCENT           PERCENT
                                      OF                  OF                  OF                  OF                OF
                           AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL    AMOUNT   TOTAL
                         ---------- -------  ---------- -------  ---------- -------  ---------- -------  -------- -------
                                                            (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One- to four-family:
  Held for investment... $2,160,525  87.93%  $2,032,102  87.57%  $1,032,233  80.25%  $  835,369  81.28%  $735,526  74.77%
  Held for sale.........      6,495   0.26        9,314   0.40       24,984   1.94        8,739   0.85     68,165   6.93
 Multi-family...........     92,968   3.78       94,713   4.08       67,248   5.23       49,864   4.85     46,043   4.68
 Commercial.............     46,313   1.89       46,101   1.99       47,273   3.68       52,090   5.07     56,687   5.76
 Construction...........     17,263   0.70       16,090   0.69       19,984   1.55       13,860   1.35     12,460   1.27
 Land...................     25,685   1.05       26,644   1.15       19,281   1.50       15,453   1.50     17,873   1.82
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   -------- ------
   Total real estate
   loans................  2,349,249  95.61    2,224,964  95.88    1,211,003  94.15      975,375  94.90    936,754  95.23
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   -------- ------
OTHER LOANS:
 Consumer loans:
  Equity lines of
  credit................     86,614   3.53       79,193   3.41       66,710   5.19       46,451   4.52     41,164   4.18
  Home equity loans.....     14,251   0.58       10,525   0.45        4,335   0.34        1,112   0.11      2,040   0.21
  Other.................      5,009   0.20        4,110   0.18        2,652   0.20        2,471   0.24      2,483   0.25
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   -------- ------
   Total consumer
   loans................    105,874   4.31       93,828   4.04       73,697   5.73       50,034   4.87     45,687   4.64
 Commercial business
 loans..................      1,871   0.08        1,821   0.08        1,560   0.12        2,341   0.23      1,241   0.13
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   -------- ------
   Total other loans....    107,745   4.39       95,649   4.12       75,257   5.85       52,375   5.10     46,928   4.77
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   -------- ------
   Total loans
   receivable...........  2,456,994 100.00%   2,320,613 100.00%   1,286,260 100.00%   1,027,750 100.00%   983,682 100.00%
                                    ======              ======              ======              ======            ======
LESS:
 Loans in process.......      7,620               6,715               8,728               5,161             7,592
 Unearned discounts,
 premiums and deferred
 loan fees, net.........      1,347               3,245                 882               2,818             4,417
 Allowance for loan
 losses.................     17,914              17,254               9,197               8,779             7,993
                         ----------          ----------          ----------          ----------          --------
Loans receivable, net... $2,430,113          $2,293,399          $1,267,453          $1,010,992          $963,680
                         ==========          ==========          ==========          ==========          ========
MORTGAGE-BACKED
SECURITIES:
 GNMA held to maturity.. $    3,248               3,637                 --                  --                --
 FHLMC held to
 maturity...............    138,963             157,468              31,560              38,789            90,444
 FHLMC available for
 sale...................      7,425               8,052                 --                  --                --
 FNMA held to maturity..     29,343              32,044              16,296              19,283            40,445
 FNMA available for
 sale...................     12,029              13,565                 --                  --              4,108
 CMOs held to maturity..     95,104             100,232             196,096             289,830           227,175
 CMOs available for
 sale...................     73,475             103,104              63,438                 --                --
                         ----------          ----------          ----------          ----------          --------
Total mortgage-backed
securities.............. $  359,587             418,102             307,390             347,902           362,172
                         ==========          ==========          ==========          ==========          ========

  The following table shows the composition of the Bank's fixed- and adjustable-rate loan portfolio as well as the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                           JUNE 30,
                                             --------------------------------------
                         DECEMBER 31, 1996          1996                1995
                         ------------------  ------------------  ------------------
                           AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                         ---------- -------  ---------- -------  ---------- -------
                                          (DOLLARS IN THOUSANDS)
ADJUSTABLE-RATE LOANS:
 Real estate:
  One-to four-family.... $1,534,435  62.45%  $1,513,732  65.23%  $  728,383  56.63%
  Multi-family..........     67,762   2.76       68,058   2.93       63,030   4.90
  Commercial............     20,424    .83       20,178    .87       25,245   1.96
  Construction..........     15,749    .64       11,812    .51        5,837    .45
  Land..................     16,430    .67       14,872    .64        6,782    .53
                         ---------- ------   ---------- ------   ---------- ------
   Total adjustable-rate
    real estate loans...  1,654,800  67.35    1,628,652  70.18      829,277  64.47
 Consumer...............     88,368   3.60       79,883   3.44       66,775   5.19
 Commercial business....      1,257    .05          911    .04          829    .07
                         ---------- ------   ---------- ------   ---------- ------
   Total adjustable-rate
    loans receivable....  1,744,425  71.00    1,709,446  73.66      896,881  69.73
                         ---------- ------   ---------- ------   ---------- ------
FIXED-RATE LOANS:
 Real estate:
  One-to four-family....    626,090  25.48      518,370  22.34      303,850  23.62
  One-to four-family
   held for sale........      6,495    .26        9,314    .40       24,984   1.94
  Multi-family..........     25,206   1.03       26,655   1.15        4,218    .33
  Commercial............     25,889   1.05       25,923   1.12       22,028   1.71
  Construction..........      1,514    .06        4,278    .18       14,147   1.10
  Land..................      9,255    .38       11,772    .51       12,499    .97
                         ---------- ------   ---------- ------   ---------- ------
   Total fixed-rate real
    estate loans........    694,449  28.26      596,312  25.70      381,726  29.67
 Consumer...............     17,506    .71       13,945    .60        6,922    .54
 Commercial business....        614    .03          910    .04          731    .06
                         ---------- ------   ---------- ------   ---------- ------
   Total fixed-rate
    loans receivable....    712,569  29.00      611,167  26.34      389,379  30.27
                         ---------- ------   ---------- ------   ---------- ------
   Total loans
    receivable..........  2,456,994 100.00%   2,320,613 100.00%   1,286,260 100.00%
                                    ======              ======              ======
LESS:
 Loans in process.......      7,620               6,715               8,728
 Unearned discounts,
  premiums and deferred
  loan fees, net........      1,347               3,245                 882
 Allowance for loan
  losses................     17,914              17,254               9,197
                         ----------          ----------          ----------
   Loans receivable,
    net................. $2,430,113          $2,293,399          $1,267,453
                         ==========          ==========          ==========
MORTGAGE-BACKED
 SECURITIES:
 Adjustable-rate........    149,919  41.80%  $  165,905  39.77%  $  102,614  33.42%
 Fixed-rate held by the
  Bank..................    170,686  47.59      207,032  49.63      183,924  59.91
 Fixed-rate held by
  finance subsidiaries
  (1)...................     38,073  10.61       44,202  10.60       20,470   6.67
                         ---------- ------   ---------- ------   ---------- ------
   Total mortgage-backed
    securities..........    358,678 100.00%     417,139 100.00%     307,008 100.00%
                                    ======              ======              ======   ===
Plus unamortized
 premiums...............        909                 963                 382
                         ----------          ----------          ----------
   Mortgage-backed
    securities, net..... $  359,587          $  418,102          $  307,390
                         ==========          ==========          ==========
SUMMARY:
 Adjustable rate loans:
  Loans receivable...... $1,744,425  62.80%  $1,709,446  63.46%  $  896,881  57.03%
  Mortgage-backed
   securities...........    149,919   5.40      165,905   6.16      102,614   6.52
                         ---------- ------   ---------- ------   ---------- ------
   Total adjustable-rate
    loans...............  1,894,344  68.20    1,875,351  69.62      999,495  63.55
 Fixed-rate loans:
  Loans receivable......    712,569  25.65      611,167  22.69      389,379  24.76
  Mortgage-backed
   securities (2).......    170,686   6.15      207,032   7.69      183,924  11.69
                         ---------- ------   ---------- ------   ---------- ------
   Total fixed-rate
    loans...............    883,255  31.80      818,199  30.38      573,303  36.45
                         ---------- ------   ---------- ------   ---------- ------
   Total loan portfolio
    (2)................. $2,777,599 100.00%  $2,693,550 100.00%  $1,572,798 100.00%
                         ========== ======   ========== ======   ========== ======

-------
(1) See "Subsidiary activities--Mid America Finance Corporation and Northwestern Acceptance Corporation."
(2) Excludes the fixed-rate mortgage-backed securities held by MAFC and NWAC, which are duration matched.

LOAN MATURITY

  The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1996. The table does not include principal repayments. Principal repayments and prepayments on mortgage loans totaled $266.0 million, $394.3 million and $231.2 million, for the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, respectively.

                                                  AT DECEMBER 31, 1996
                         -----------------------------------------------------------------------
                                REAL ESTATE MORTGAGE LOANS            OTHER LOANS
                         ----------------------------------------- -----------------
                           ONE-TO                                            COMM-
                           FOUR-    MULTI- COMM-    CON-                     ERCIAL
                           FAMILY   FAMILY ERCIAL STRUCTION  LAND  CONSUMER BUSINESS    TOTAL
                         ---------- ------ ------ --------- ------ -------- -------- -----------
                                                     (IN THOUSANDS)
Amount due:
 One year or less....... $      580     96    721  14,803    1,456   3,276     449        21,381
                         ---------- ------ ------  ------   ------ -------   -----   -----------
 After one year:
  1 year to 2 years.....        416    645  7,591   2,460    3,238   1,070     647        16,067
  2 years to 3 years....        369  4,331    582     --    16,308     866      93        22,549
  3 years to 5 years....     24,851  3,470  3,216     --       101   5,085     190        36,913
  5 years to 10 years...    216,716 12,312 10,067     --     1,061  65,225     492       305,873
  10 years to 20 years..    199,415 29,470 19,224     --     3,311  30,352     --        281,772
  Over 20 years.........  1,718,178 42,644  4,912     --       210     --      --      1,765,944
                         ---------- ------ ------  ------   ------ -------   -----   -----------
   Total after 1 year...  2,159,945 92,872 45,592   2,460   24,229 102,598   1,422     2,429,118
                         ---------- ------ ------  ------   ------ -------   -----   -----------
   Total amount due..... $2,160,525 92,968 46,313  17,263   25,685 105,874   1,871     2,450,499
                         ========== ====== ======  ======   ====== =======   =====
Less:
 Loans in process.......                                                                   7,620
 Deferred yield
  adjustments...........                                                                   1,347
 Allowance for loan
  losses................                                                                  17,914
                                                                                     -----------
 Total loans held for
  investment............                                                               2,423,618
Mortgage loans held for
 sale...................                                                                   6,495
                                                                                     -----------
 Total loans, net.......                                                             $ 2,430,113
                                                                                     ===========

  The following table sets forth at December 31, 1996 the dollar amount of gross loans receivable held for investment due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                                    DUE AFTER DECEMBER 31, 1997
                                                   -----------------------------
                                                    FIXED   ADJUSTABLE   TOTAL
                                                   -------- ---------- ---------
                                                          (IN THOUSANDS)
Real estate loans:
 One-to four-family............................... $625,516 1,534,429  2,159,945
 Multi-family.....................................   25,347    67,525     92,872
 Commercial.......................................   25,168    20,424     45,592
 Construction.....................................    1,090     1,370      2,460
 Land.............................................    7,799    16,430     24,229
Consumer..........................................   15,984    86,614    102,598
Commercial business...............................      613       809      1,422
                                                   -------- ---------  ---------
 Total loans receivable........................... $701,517 1,727,601  2,429,118
                                                   ======== =========  =========

  Retail Residential Mortgage Lending. The Bank focuses its lending efforts primarily on the retail origination of loans secured by first mortgages on owner-occupied, one-to four-family residences. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank's loan officers are compensated primarily through commissions, based on the level of loans originated in accordance with the Bank's lending standards. At December 31, 1996, the Bank's one-to four-family residential mortgage loans totaled $2.2 billion, or 88.2% of the Bank's total loans receivable. The Bank emphasizes the origination of conventional ARM loans and shorter-term to maturity or repricing and jumbo loans for retention in its portfolio and fixed-rate conforming loans for both portfolio purposes as well as for sale in the secondary market. The Bank's retail residential mortgage originations are predominantly in the Bank's market area. During the six months ended December 31, 1996, the Bank originated $108.5 million of residential ARM loans, representing 43.0% of the total loans originated by the Bank during that period. During the same period, the Bank originated $113.8 million of fixed-rate residential mortgage loans, representing 45.1% of the total mortgage loans originated by the Bank during that period.

  The Bank currently makes adjustable-rate one- to four-family residential mortgage loans. The Bank also offers FHA and VA guaranteed loans, although at December 31, 1996, such loans represented less than 1.5% of the Bank's total loans receivable. The Bank currently offers a number of ARM loan programs under which the interest rate may be fixed for the initial one-, three-, five- or seven-year period. Most of the Bank's residential ARM loans adjust on an annual basis following the initial one-, three- or five-year fixed-rate period. The Bank also offered, until recently, ARM loans that are fixed for an initial five- or seven-year period that reprice once at the end of the initial period for the remaining 25 or 23 year term based on a spread above the weekly average of U.S. Treasury securities adjusted to a constant maturity of ten years (the "ten year Treasury constant maturity index"). The Bank's ARM loans generally carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discount rate is determined by the Bank in accordance with market and competitive factors. After the initial fixed-rate period, the interest rates on the ARM loans that adjust annually reprice based on a spread above the published weekly average yield on United States Treasury securities, adjusted to a constant maturity of one year (the "one-year Treasury constant maturity index"). Interest rates and origination fees on ARM loans are priced to be competitive in the local market. These loans are subject to limitations on annual interest rate adjustments of 2%, as well as a lifetime interest rate cap adjustment of either 6% or 7%, and are originated for terms of up to 30 years. At December 31, 1996, the weighted average term to repricing of the Bank's ARM loan portfolio was 1.37 years.

  The Bank also offers fixed-rate mortgage loans with terms to maturity of 10, 15, 20 and 30 years and fixed-rate balloon loans that mature after seven years. The Bank's fixed-rate loan products generally offer a monthly repayment option. Interest rates charged on fixed-rate loans are competitively priced on a daily basis based on secondary market prices and market conditions. The Bank generally originates its fixed-rate and adjustable-rate mortgage loans in a form consistent with secondary market standards.

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

  Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified in accordance with FNMA standards. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. The Bank also requires flood insurance on a property located in special flood hazard areas. Borrowers are required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. The Bank has adopted a policy of limiting the loan-to-value ratio on originated loans and refinanced loans to 97% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, be insured by a mortgage insurance company approved by the FNMA in an amount sufficient to reduce the Bank's exposure to no greater than the 75% level. Despite the benefits of ARM loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential of default.

  Wholesale Residential Lending. In 1994, the Bank commenced a wholesale loan origination division which purchases loans from brokers and correspondents for a fee generally ranging from 1.25% to 1.50%. Generally, the Bank offers the same type of loan products, both fixed-rate and adjustable-rate loans, at interest rates similar to those it offers on retail originations. The purchase of these loans does not necessitate the Bank to incur the processing costs associated with its retail originations. The Bank acts as the supplier of funds for the mortgage broker who is responsible for the processing and closing of the loan. The Bank performs its normal underwriting procedures on wholesale originated loans similar to retail loans, and can refuse to purchase any loan which does not meet its underwriting criteria. Wholesale originations were $171.5 million during the six months ended December 31, 1996 compared to $159.0 million during the six months ended December 31, 1995, and $360.9 million for the year ended June 30, 1996 compared to $156.3 million for the year ended June 30, 1995.

  Purchased Loans. At December 31, 1996, the Bank had $595.0 million, compared to $664.5 million at June 30, 1996, of purchased residential mortgage loans, nearly all of which were acquired as part of the acquisition of NSBI. The Bank does not intend to continue Northwestern's strategy of purchasing out-of-state loans. The decrease in the balance is primarily due to prepayments and amortization. The vast majority of purchased loans are secured by properties which serve as the primary residence of the borrower, and which are located primarily in metropolitan areas located in 45 states, Puerto Rico and the District of Columbia. At December 31, 1996, purchased loans were being serviced by 108 companies, the largest of which serviced $117.0 million, or 19.7% of total purchased loans. The loans in this portfolio were underwritten with substantially the same underwriting standards as those of the Bank. One variation from these guidelines is that loans exceeding FNMA and FHLMC limits could be purchased up to $400,000 with a loan-to-value-ratio of 80% or less, and up to $300,000 with a loan-to-value ratio of 90% or less with private mortgage insurance. At December 31, 1996, $346.6 million, or 58.3% of the loans in the purchased loan portfolio are in excess of the current FNMA limit of $214,600. In addition to these underwriting guidelines, original executed promissory notes with proper endorsements are in the possession of the Bank.

  Construction and Land Lending. The Bank originates loans to finance the construction of one-to four-family residences, primarily in its market area. At December 31, 1996, the Bank had $17.3 million of loans to finance the construction of one- to four-family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 1996, the Bank's construction and land loans totaled $42.9 million, or 1.8%, of total loans receivable.

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

  Land loans include loans to developers for the development of residential subdivisions and loans on improved lots to builders and individuals. At December 31, 1996, the Bank had land loans to developers totaling $13.5 million. At December 31, 1996, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $11.4 million. Loans to developers are short-term loans with terms of three to five years. The loan-to-value ratio may not exceed 80% and generally is less than 75%. The majority of such loans are at fixed interest rates, although the Bank offers an ARM loan product with interest rates which adjust based on a stated percentage over the prime rate. Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project. All of the Bank's land loans to developers have been made in the Chicago metropolitan area.

  Land loans are also made to local builders for the purchase of improved lots. At December 31, 1996, the Bank had land loans outstanding to local builders totaling $7.9 million. Such loans are generally for terms of up to three years and are made at the prevailing fixed interest rates quoted for 30-year fixed-rate residential mortgage loans. The loan-to-value ratio on such loans is limited to 80%. Land loans for the purchase of fully improved lots are also made to individuals. At December 31, 1996, the Bank had land loans to individuals totaling $4.3 million. Such loans are made for up to 15-year terms with adjustable interest rates which are generally higher than those granted for one- to four-family residential ARM loans. The loans adjust in accordance with the one-year Treasury constant maturity index and are underwritten in accordance with the same standards used for residential ARM loans.

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

  Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market area. At December 31, 1996, the Bank had multi-family loans of $93.0 million, including a portfolio of purchased participating interests of $2.1 million related to low-income housing. Multi-family loans represent 3.8% of total loans receivable at December 31, 1996. ARM loans represented 72.9% of the multi-family residential loan portfolio at December 31, 1996. Such loans are offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 30 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by non-owner occupied properties of more than six units are qualified on the basis of rental income generated by the property. On loans secured by owner-occupied properties of six units or less, the Bank will qualify the borrower on the basis of the borrower's personal income and rental income generated by the property.

  Commercial Real Estate Lending. In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At December 31, 1996, the Bank had $46.3 million of commercial real estate loans. The Bank's policy has been to curtail the origination of additional commercial real estate loans. Commercial real estate loans are generally granted in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

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

  A loan with an outstanding balance of $6.3 million at December 31, 1996 represents the Bank's largest single commercial real estate loan to one borrower. The loan is on a shopping center located in Carol Stream, Illinois and is current as to the payment of principal and interest at December 31, 1996. At December 31, 1996, the Bank's ten largest commercial real estate loans totaled $35.9 million, all but one of which are current and performing in accordance with their original or restructured terms. See "Asset Quality and Allowance for Loan Losses".

  Other Lending. The Bank's other lending activities consist of consumer lending, primarily home equity lines of credit, and to a lesser extent, commercial business lending. On December 31, 1996, outstanding balances on home equity lines represented $86.6 million or 3.5% of the Bank's total loan portfolio. Home equity lines of credit are generally extended up to 80% of the appraised value of the property, less existing liens, at an interest rate of the designated prime rate plus 1.0% (prime plus .5% for balances in excess of $50,000), some of which are subject to floors. To a lesser extent, the Bank offers home equity lines of credit at greater than 80% to 100% of the appraised value of the property. The interest rate on greater than 80% loan-to-value lines of credit is the designated prime rate plus 3.5%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity lending consists of $14.3 million of fixed-rate, second mortgage loans with original maturities of fifteen years or less.

  At December 31, 1996, the Bank's loan portfolio included other loans amounting to $6.9 million, which consisted of $1.2 million of automobile loans, $1.2 million of savings account loans, and $4.5 million of commercial business loans, student loans and other loans. In addition, at December 31, 1996, the Bank had $18.1 million in standby letters of credit, one of which totals $6.5 million to enhance a developer's industrial revenue bond financing of commercial real estate located in the Bank's market area. The Bank's second mortgage on this commercial real estate parcel is in the process of foreclosure. See "Asset Quality and Allowance for Loan Losses"

  Environmental Issues. The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes security property unsuitable for use. This could also have effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single-family residences on which the Bank lends include comments on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any environmental issues which would subject it to liability at this time.

  Originations, Purchases, Sales, Swaps of Mortgage Loans and Mortgage-Backed Securities. The Bank originates and purchases both ARM and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination and purchase market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The Bank sells selected conforming fixed-rate mortgage loans in the secondary mortgage market to manage its interest rate risk exposure. Substantially all of these loans are sold without recourse. These loan sales also allow the Bank to continue to make loans when deposit flows decline or funds are not otherwise available for lending. Generally, the loans are sold for cash or securitized and sold in the secondary mortgage market to investors such as FNMA and FHLMC, as well as investment banks and other financial institutions.

  The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current six month period, the Bank swapped and sold $8.2 million of loans originated, compared to $14.3 million for the six months ended December 31, 1995, and $41.2 million during the year ended June 30, 1996. There was no swap activity during the year ended June 30, 1995.

  The Bank has purchased mortgage-backed securities and collateralized mortgage obligations from time to time that coincide with its ongoing asset/liability management objectives. Purchases have been minimal during the last 2 1/2 years due to the ability to originate and hold adjustable-rate loans, as well as recently, fixed-rate loans for it portfolio, due to increased capital levels from the acquisition of NSBI.

  All of the mortgage-backed securities and CMOs in the Bank's portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. Coupon rates at December 31, 1996, ranged from 5.25% to 16.25%. At December 31, 1996, mortgage-backed securities, net, totaled $359.6 million, or 11.1% of total assets, including $38.1 million which collateralized CMOs issued by the Bank's special purpose finance subsidiaries. At December 31, 1996, the Bank's mortgage-backed securities portfolio had a market value of $359.3 million, including $39.7 million related to the CMO's issued by the Bank's special-purpose finance subsidiaries.

  The following table sets forth the Bank's originations, purchases, sales, swaps and principal repayments of loans receivable and mortgage-backed securities for the periods indicated.

                                         SIX MONTHS ENDED YEAR ENDED JUNE 30,
                                           DECEMBER 31,   ---------------------
                                               1996          1996       1995
                                         ---------------- ----------  ---------
                                                    (IN THOUSANDS)
Loans receivable:
 Loans originated:
  Adjustable-rate:
   Real estate:
    One-to four-family..................     $108,468        120,747   184,874
    Multi-family........................        1,632         16,061    20,425
    Commercial..........................          300            340       190
    Construction........................       13,632         20,642     9,142
    Land................................        7,628         19,134    12,528
   Other loans:
    Commercial business.................          898            811       450
    Consumer............................       35,642         63,795    57,803
                                             --------     ----------  --------
      Total adjustable-rate.............      168,200        241,530   285,412
   Fixed-rate:
    Real estate:
     One-to four-family.................      113,770        348,629   101,100
     Multi-family.......................        1,215         10,847     1,989
     Commercial.........................          170          1,052       571
     Construction.......................        1,908          6,890    25,171
     Land...............................        3,754          7,439     8,433
     Other loans--consumer..............        8,805         10,301     5,861
                                             --------     ----------  --------
      Total fixed-rate..................      129,622        385,158   143,125
                                             --------     ----------  --------
    Total loans originated..............      297,822        626,688   428,537
 Loans purchased:
  Fixed-rate one-to four-family real
   estate...............................       99,438         93,270    31,221
  Adjustable-rate one-to four-family
   real estate..........................       72,109        267,645   125,054
  Other.................................           83          2,151     1,070
                                             --------     ----------  --------
     Total loans purchased..............      171,630        363,066   157,345
                                             --------     ----------  --------
     Total loans originated and
      purchased.........................      469,452        989,754   585,882
                                             --------     ----------  --------
 Loans acquired through merger..........          --         749,740       --
 Loans sold:
  One-to four-family (fixed rate).......       57,276        267,352    92,725
  Consumer loans........................           82          1,805     2,466
                                             --------     ----------  --------
   Total loans sold.....................       57,358        269,157    95,191
FHLMC and FNMA mortgage loan swaps......        8,213         41,195       --
Transfer to foreclosed real estate......        1,478            515     1,016
Amortization and prepayments............      266,022        394,274   231,165
                                             --------     ----------  --------
   Total loans sold, loan swaps,
    amortization and prepayments........      333,071        705,141   327,372
                                             --------     ----------  --------
Net increase during period..............     $136,381      1,034,353   258,510
                                             ========     ==========  ========
 Mortgage-backed securities:
 Mortgage-backed securities purchased...     $    --             --     10,000
 Mortgage-backed securities acquired
  through merger........................          --         181,144       --
 Mortgage-backed securities swaps.......        8,213         41,195       --
 Mortgage-backed securities sold........      (25,117)       (41,195)      --
 Amortization and prepayments...........      (42,808)       (69,790)  (49,583)
                                             --------     ----------  --------
Net increase (decrease) during period...     $(59,712)       111,354   (39,583)
                                             ========     ==========  ========

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

  The following table sets forth information as to the Bank's loan servicing portfolio, excluding loans owned by the Bank which are serviced by others. The increase in loans serviced for others for the six months ended December 31, 1996 was small, due to the reduction in sales activity during this period, as the Bank has been retaining a greater percentage of fixed-rate loan originations. The increase in loans serviced for others for the year ended June 30, 1996 was due to the increase in loan sale volume.

                                                           JUNE 30,
                                             --------------------------------------
                         DECEMBER 31, 1996          1996                1995
                         ------------------  ------------------  ------------------
                           AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                         ---------- -------  ---------- -------  ---------- -------
                                          (DOLLARS IN THOUSANDS)
Loans owned by the
 Bank................... $1,855,505  63.96%  $1,646,710  61.28%  $1,277,532  59.00%
Loans serviced for oth-
 ers....................  1,045,740  36.04    1,040,260  38.72      887,887  41.00
                         ---------- ------   ---------- ------   ---------- ------   ---
Total loans serviced.... $2,901,245 100.00%  $2,686,970 100.00%  $2,165,419 100.00%
                         ========== ======   ========== ======   ========== ======

  Information regarding the Bank's servicing fee income from loans serviced for others is summarized in the following table for the periods indicated:

                                        SIX MONTHS ENDED YEAR ENDED JUNE 30,
                                          DECEMBER 31,   --------------------
                                              1996         1996       1995
                                        ---------------- ---------  ---------
                                               (DOLLARS IN THOUSANDS)
Average balance of loans serviced for
 others................................    $1,053,486    $ 963,757  $ 881,050
Loan servicing fee income..............         1,249        2,394      2,373
Net servicing spread during the period
 (1)...................................           .24%         .25%       .27%

--------
(1) Loan servicing fee income divided by the average daily balance of loans serviced for others. Loan servicing fee income includes amortization of capitalized mortgage servicing rights.

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

  On July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures," which impose certain requirements on the identification and measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $750,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value.

  The Company's policy for recognition of interest income on impaired loans is unchanged as a result of the adoption of SFAS No. 114 and 118. A loan (whether considered impaired or not) is classified as non- accrual when collectibility is in doubt, and is normally analyzed upon the borrower becoming 90 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or in the process of foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, or at a time when the loan is brought current in accordance with its original terms.

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

  In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 1996, the Bank classified $1.5 million of a $2.9 million commercial real estate loan as "loss" and allocated $1.5 million of its allowance for loan losses to a specific allowance against the loan. At December 31, 1996, the remainder of non-performing loans are classified as substandard. At June 30, 1996 and 1995 all of the Bank's non-performing loans were classified as substandard.

  Delinquent Loans. At December 31,1996, June 30, 1996 and 1995, delinquencies in the Bank's portfolio were as follows:

                                   61-90 DAYS              91 OR MORE DAYS
                           -------------------------- --------------------------
                                  PRINCIPAL                  PRINCIPAL
                           NUMBER BALANCE OF PERCENT  NUMBER BALANCE OF PERCENT
                             OF   DELINQUENT    OF      OF   DELINQUENT    OF
                           LOANS    LOANS    TOTAL(1) LOANS    LOANS    TOTAL(1)
                           ------ ---------- -------- ------ ---------- --------
                                          (DOLLARS IN THOUSANDS)
December 31, 1996.........   48     $6,834     .28%     76     $9,780     .40%
                            ===     ======     ===     ===     ======     ===
June 30, 1996.............   24     $3,107     .14%     38     $5,504     .24%
                            ===     ======     ===     ===     ======     ===
June 30, 1995.............   10     $1,077     .09%     30     $2,564     .20%
                            ===     ======     ===     ===     ======     ===

--------
(1) Percentage represents principal balance of delinquent loans to total loans outstanding.

  The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, non-accrual investment securities, and foreclosed real estate held by the Bank at the dates indicated.

                                                           JUNE 30,
                                     DECEMBER 31, -----------------------------
                                         1996      1996   1995    1994    1993
                                     ------------ ------  -----  ------  ------
                                             (DOLLARS IN THOUSANDS)
One-to four-family and multi-family
 loans:
 Non-accrual loans (1).............    $ 7,680     5,415  1,972   2,933   3,796
 Accruing loans 91 or more days
  overdue..........................        896     1,940    555     482     702
                                       -------    ------  -----  ------  ------
  Total............................      8,576     7,355  2,527   3,415   4,498
                                       -------    ------  -----  ------  ------
Commercial real estate, construc-
 tion and land loans:
 Non-accrual loans (1).............      3,762       433    --      312     --
 Accruing loans 91 or more days
  overdue..........................        699       459    100     118     659
 Restructured or renegotiated......        --      4,299  4,379   4,464   6,933
                                       -------    ------  -----  ------  ------
  Total............................      4,461     5,191  4,479   4,894   7,592
                                       -------    ------  -----  ------  ------
Other loans:
 Non-accrual loans (1).............        353       287    168     163     419
 Accruing loans 91 or more days
  overdue..........................         74       --     --       24      15
                                       -------    ------  -----  ------  ------
  Total............................        427       287    168     187     434
                                       -------    ------  -----  ------  ------
Total non-performing loans:
 Non-accrual loans (1).............     11,795     6,135  2,140   3,408   4,215
 Accruing loans 91 or more days
  overdue..........................      1,669     2,399    655     624   1,376
 Restructured or renegotiated......        --      4,299  4,379   4,464   6,933
                                       -------    ------  -----  ------  ------
  Total............................    $13,464    12,833  7,174   8,496  12,524
                                       =======    ======  =====  ======  ======
Non-accrual loans to total loans...        .48%      .27%   .17%    .33%    .46%
Accruing loans 91 or more days
 overdue to total loans............        .07       .10    .05     .06     .15
Restructured or renegotiated to to-
 tal loans.........................        --        .19    .35     .44     .76
                                       -------    ------  -----  ------  ------
  Non-performing loans to total
   loans...........................        .55%      .56%   .57%    .83%   1.37%
                                       =======    ======  =====  ======  ======
Foreclosed real estate:
 One-to four-family................    $ 1,257       888    311   1,379     386
 Commercial real estate............        --        --      25   2,090   6,544
                                       -------    ------  -----  ------  ------
  Total foreclosed real estate, net
   of related reserves.............    $ 1,257       888    336   3,469   6,930
                                       =======    ======  =====  ======  ======
Total non-performing assets........    $14,721    13,721  7,510  11,965  19,454
                                       =======    ======  =====  ======  ======
Total non-performing assets to to-
 tal assets........................        .46%      .44%   .42%    .75%   1.26%
                                       =======    ======  =====  ======  ======

--------
(1) Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

  For the six months ended December 31, 1996, and the years ended June 30, 1996, 1995, 1994 and 1993, the amount of interest income that would have been recorded on non-accrual loans amounted to $573,000, $631,000, $468,000, $168,000 and $472,000, respectively, if the loans had been current. For the six months ended December 31, 1996, interest income on non-accrual loans and troubled debt restructurings that was included in net income amounted to $150,000.

  Non-performing commercial real estate, construction and land loans declined to $4.5 million at December 31, 1996, from $5.2 million at June 30, 1996. Restructured or renegotiated loans decreased to zero. The Bank declassified a $1.4 million commercial loan, due to cash flow improvements and continued compliance with its restructured terms. In addition, the Bank transferred a $2.9 million second mortgage on a commercial real estate property into the non-accrual category, after commencing foreclosure proceedings.

  The Bank's second mortgage of $2.9 million is subordinate to a $6.0 million industrial revenue bond. The Bank has issued a standby letter of credit against the industrial revenue bond, and will assume the responsibility for the bond payments upon obtaining title to the property. This will increase the Bank's investment in the property by $6.0 million at that time. The industrial revenue bond is current as to interest payments as of December 31, 1996, and carries an interest rate of 4.00%. The industrial revenue bond is assumable by any purchaser of the underlying collateral. In conjunction with the reclassification of the second mortgage, the Bank allocated $1.5 million of its general allowance for loan losses into a specific allowance for loss on this loan. Management believes that the $1.5 million specific allowance is adequate to absorb any potential loss on the first and second mortgages based on currently available information.

  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

  The following table sets forth the Bank's allowance for loan losses at the dates indicated. The balances below represent general loan loss reserves and are not allocable to any one type of loan in the Bank's loan portfolio, except for $1.5 million at December 31, 1996, which is allocated as a specific reserve against a commercial real estate loan.

                          SIX MONTHS ENDED AT OR FOR THE YEAR ENDED JUNE 30,
                            DECEMBER 31,   --------------------------------------
                                1996         1996      1995      1994     1993
                          ---------------- --------  --------  --------  --------
                                        (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................      $17,254         9,197     8,779     7,993    5,736
Charge-offs:
  One-to four-family....          (49)         (376)      (72)     (223)    (221)
  Commercial............          --            --         (7)      --      (196)
  Construction..........          --            --        --       (112)     --
  Land..................          --            --        --        --       --
  Consumer..............          (17)          --        (31)      (82)     (30)
                              -------      --------  --------  --------  -------
                                  (66)         (376)     (110)     (417)    (447)
                              -------      --------  --------  --------  -------
Recoveries:
  One-to four-family....           25           --        --        --       --
  Commercial............          --             10       --        --       --
  Construction..........          --            --         49       --       --
  Consumer..............            1             1         4         3        4
                              -------      --------  --------  --------  -------
                                   26            11        53         3        4
                              -------      --------  --------  --------  -------
Net charge-offs.........          (40)         (365)      (57)     (414)    (443)
Provision for loan
 losses.................          700           700       475     1,200    2,700
Balance related to
 acquisition............          --          7,722       --        --       --
                              -------      --------  --------  --------  -------
Balance at end of
 period.................      $17,914        17,254     9,197     8,779    7,993
                              =======      ========  ========  ========  =======
Ratio of net charge-offs
 to average loans
 outstanding............          -- %          .03       .01       .04      .05
Ratio of allowance for
 loan losses to total
 loans receivable.......          .73           .75       .73       .86      .87
Ratio of allowance for
 loan losses to total
 non-performing loans...       133.05        134.45    128.20    103.33    63.82
Ratio of allowance for
 loan losses to total
 non-performing assets..       121.69        125.75    122.46     73.37    41.09
                              =======      ========  ========  ========  =======

  At December 31, 1996, the Bank's allowance for loan losses of $17.9 million consists of a $1.5 million specific allowance for loss against a commercial real estate loan, with the remaining $16.4 million maintained as a general allowance for loan losses. As of December 31, 1996, management is unaware of any specifically identifiable charge-offs in its loan portfolio. Assuming no significant adverse changes in existing market conditions, management anticipates charge-offs in 1997 to increase moderately over historical amounts, due to an increase in overall delinquencies, and having the out-of-state purchased loan portfolio acquired in the NSBI merger for a full year in 1997. However, no assurances can be made that charge-offs will not be less than or exceed this estimate if facts or circumstances change in the future.

  At December 31, 1996, the Bank's loan portfolio consists of 88.2% of one-to four-family real estate loans, with an additional 4.1% being equity lines of credit or home equity loans on one-to four-family real estate. Based on the Bank's historical high asset quality, low charge-off experience and concentration on one-to four-family lending in its market area, management considers the risk of loss due to these loans as minimal. The remaining 7.7% of the Bank's portfolio, or $189.1 million, consists of multi-family mortgage, commercial real estate, construction, land, and other loans. These loans generally tend to exhibit greater risk of loss than do one-to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties. Management has addressed these risks through its underwriting standards.

  With respect to multi-family loans, the Bank has traditionally limited its lending to small apartment buildings, which management believes have lower risk than larger properties. At December 31, 1996, in the Bank's $93.0 million multi-family portfolio, only seven loans are on properties greater than 36 units and the average multi-family loan size is $250,000. In addition, almost all of the Bank's construction and land loans are on one- to four- family residential property. All of the Bank's multi-family, construction and land loans are secured by properties located in the Chicago metropolitan area.

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

  The Bank is required to maintain liquid assets at minimum levels. See "Regulation and Supervision--Federal Savings Institution Regulation-- Liquidity." The Bank's liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. The Bank invests overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions' financial condition. The Bank generally limits overnight federal funds sold investments to $50.0 million at any one institution.

  The table below sets forth information regarding the carrying value, weighted average yields and maturities of the Company's investment securities.

                                                                 AT DECEMBER 31, 1996
                      -----------------------------------------------------------------------------------------------------------
                          ONE YEAR            1 TO              5 TO            MORE THAN
                           OR LESS           5 YEARS          10 YEARS          10 YEARS          TOTAL INVESTMENT SECURITIES
                      ----------------- ----------------- ----------------- ----------------- -----------------------------------
                               WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED AVERAGE                    WEIGHTED
                      CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE    LIFE   CARRYING  MARKET  AVERAGE
                       VALUE    YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD   IN YEARS  VALUE    VALUE    YIELD
                      -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                                (DOLLARS IN THOUSANDS)
U.S. Government and
agency securities:
  Held for invest-
  ment..............  $17,445    7.25%  $10,000    4.25%  $19,659    7.40%  $24,334   8.12 %    7.10   $ 71,438 $ 72,253   7.17%
  Available for
  sale..............   22,899    6.14    12,914    5.37       --      --        --      --       .73     35,813   35,813   5.86
Marketable equity
securities (1):
  Common stock......      --      --        --      --        --      --      2,011    2.45      --       2,011    2,011   2.45
  Preferred stock...      --      --        --      --        --      --     11,893    9.85      --      11,893   11,893   9.85
Other investment se-
curities:
  Held for invest-
  ment..............      601    5.45       --      --        --      --          1    5.00      .08        602      602   5.44
  Available for
  sale..............      --      --        --      --      1,053    9.11    18,279    5.47    25.78     19,332   19,332   5.67
                      -------           -------           -------           -------                    -------- --------
    Total...........  $40,945    6.60%  $22,914    4.88%  $20,712    7.49%  $56,518    7.34%    8.15   $141,089 $141,904   6.78%
                      =======    ====   =======    ====   =======    ====   =======   =====    =====   ======== ========   ====

----
(1) Marketable equity securities with no stated maturity are included in the "More than 10 Years" category.

  The following table sets forth certain information regarding the book value of the Company's and the Bank's liquidity and investment securities portfolio at the dates indicated. At December 31, 1996 and June 30, 1996, the fair value of the investment securities portfolio was $141.9 million and $140.4 million, respectively.

                                                                     JUNE 30,
                                                     DECEMBER 31, --------------
                                                         1996      1996    1995
                                                     ------------ ------- ------
                                                           (IN THOUSANDS)
Interest-bearing deposits...........................   $ 55,285    37,496 10,465
                                                       ========   ======= ======
Federal funds sold..................................   $ 24,700     5,700  9,360
                                                       ========   ======= ======
Investment securities:
  Available for sale:
    U.S. Government and agency securities...........   $ 35,813    23,821  9,993
    Marketable equity securities....................     13,904    12,572  8,232
    Other investment securities.....................     19,332     1,903  5,863
                                                       --------   ------- ------
      Total investments available for sale..........     69,049    38,296 24,088
                                                       --------   ------- ------
  Held to maturity:
    U.S. Government and agency securities...........     71,438   101,268 53,085
    Other investment securities.....................        602       958    121
                                                       --------   ------- ------
      Total investments held to maturity............     72,040   102,226 53,206
                                                       --------   ------- ------
      Total investment securities...................   $141,089   140,522 77,294
                                                       ========   ======= ======

  The classification of investments as available for investment, available for sale, or for trading purposes is made at the time of purchase based upon management's intent at that time. At December 31, 1996, $69.0 million of investment securities were classified as available for sale and appropriately recorded at fair value (cost basis of $68.5 million). At June 30, 1996, $38.3 million were classified as available for sale (cost basis of $38.0 million), while at June 30, 1995, $24.1 million of investments were categorized as available for sale, with a cost basis of $23.7 million. All balances exclude the Bank's required investment of stock in the Federal Home Loan Bank of Chicago, which was $30.7 million, $30.7 million, and $13.0 million at December 31, 1996, June 30, 1996 and 1995, respectively.

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

  The net increase in deposits during the six months ended December 31, 1996 is primarily due to interest credited to deposits, as outflows exceeded inflows during this period, primarily due to competitive pressure for certificate of deposits. The large increase in deposits during the year ended June 30, 1996 was primarily due to the acquisition of NSBI, as well as the Bank generating net deposit inflows of $6.3 million. The increase in deposits during the year ended June 30, 1995 was primarily due to interest credited to deposits, which offset savings outflows during that period.

  Deposit Portfolio. The following table sets forth the distribution and the weighted average nominal interest rates of the Bank's average deposit accounts at the dates indicated.

                                                                          YEAR ENDED JUNE 30,
                                SIX MONTHS ENDED       ---------------------------------------------------------
                               DECEMBER 31, 1996                   1996                         1995
                          ---------------------------- ---------------------------- ----------------------------
                                     PERCENT  WEIGHTED            PERCENT  WEIGHTED            PERCENT  WEIGHTED
                                        OF    AVERAGE                OF    AVERAGE                OF    AVERAGE
                           AVERAGE    TOTAL   NOMINAL   AVERAGE    TOTAL   NOMINAL   AVERAGE    TOTAL   NOMINAL
                           BALANCE   DEPOSITS   RATE    BALANCE   DEPOSITS   RATE    BALANCE   DEPOSITS   RATE
                          ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
                                                          (DOLLARS IN THOUSANDS)
Passbook accounts.......  $  671,766   29.99%   2.86%  $  288,389   20.48%   3.10%  $  262,691   20.26%   3.13%
Interest bearing NOW
accounts................     136,748    6.10    1.66      121,187    8.61    1.69      110,222    8.50    1.77
Non-interest bearing
checking................      40,844    1.82     --        27,508    1.95     --        21,914    1.69     --
Commercial checking
accounts................      26,304    1.17     --        30,157    2.14     --        25,662    1.98     --
                          ----------  ------           ----------  ------           ----------  ------
  Total passbook, NOW
  and checking
  accounts..............     875,662   39.08    2.46      467,241   33.18    2.35      420,489   32.43    2.42
                          ----------  ------           ----------  ------           ----------  ------
Money market accounts...     128,343    5.73    3.63      138,837    9.86    3.09      148,291   11.44    2.95
Jumbo deposits..........      25,018    1.12    5.37       29,993    2.13    5.55       21,220    1.64    5.01
Certificate accounts
with original maturities
of:
  91 days or less.......      15,386     .69    4.78       10,104     .71    4.78        9,531     .74    4.02
  6 months..............     297,089   13.26    5.01      137,525    9.77    5.45      114,833    8.86    4.57
  8 months..............       1,868     .08    5.25       13,890     .99    5.58          --      --      --
  9 months..............      29,464    1.32    5.18        8,020     .57    5.25          --      --      --
  10 months.............         --      --      --             6     --     3.13        4,751     .37    3.78
                          ----------  ------           ----------  ------           ----------  ------
    Total jumbo
    certificates of
    deposits and 7-day
    to 10 month
    certificate
    accounts............     368,825   16.47    4.68      199,538   14.17    5.43      150,335   11.61    4.58
                          ----------  ------           ----------  ------           ----------  ------
Certificate accounts
with original maturities
of:
  12 months.............     234,587   10.46    5.24      120,316    8.54    5.65       96,787    7.47    4.37
  13 month..............       5,648     .25    5.81          --      --      --           --      --      --
  18 months.............      91,625    4.09    5.77       92,600    6.58    5.86       61,064    4.71    4.91
  19 months.............      86,881    3.88    5.89        4,313     .31    5.89          --      --      --
  24 months.............      75,355    3.36    5.82       48,596    3.45    5.96       23,128    1.78    4.66
  30 months.............     107,661    4.81    6.09      118,505    8.41    5.89      163,641   12.63    5.37
  36 months.............      23,280    1.04    5.17        2,065     .15    5.12          --      --      --
  42 months.............      29,198    1.30    5.94       30,713    2.18    5.90       27,763    2.14    5.84
  48 months.............         --      --      --           --      --      --         1,629     .13    7.97
  60 months.............     141,163    6.30    5.97      101,004    7.17    6.11       90,310    6.97    6.20
  61 months to 120
  months................      72,468    3.23    7.60       84,438    6.00    8.04      112,652    8.69    8.81
                          ----------  ------           ----------  ------           ----------  ------
    Total 12-month to
    120-month
    certificate accounts
    and other
    certificate
    accounts............     867,866   38.72    5.86      602,550   42.79    6.18      576,974   44.52    5.95
                          ----------  ------           ----------  ------           ----------  ------
    Total deposits......  $2,240,696  100.00%   4.27%  $1,408,166  100.00%   4.50%  $1,296,089  100.00%   4.30%
                          ==========  ======    ====   ==========  ======    ====   ==========  ======    ====

  The following table presents the deposit activity of the Bank for the periods indicated:

                                       SIX MONTHS ENDED  YEAR ENDED JUNE 30,
                                         DECEMBER 31,   ----------------------
                                             1996          1996        1995
                                       ---------------- ----------  ----------
                                                   (IN THOUSANDS)
Deposits.............................    $ 4,557,273     4,458,404   3,547,326
Withdrawals..........................     (4,593,918)   (4,452,055) (3,577,181)
                                         -----------    ----------  ----------
Deposits greater (less) than with-
 drawals.............................        (36,645)        6,349     (29,855)
Deposits acquired, including acquisi-
 tion premium, net...................           (257)      872,419         --
Interest credited on deposits........         45,028        62,026      50,630
                                         -----------    ----------  ----------
  Net increase in deposits...........    $     8,126       940,794      20,775
                                         ===========    ==========  ==========

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1996, June 30, 1996 and 1995, and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                          JUNE 30,       PERIOD TO MATURITY DECEMBER 31, 1996
                                      ----------------- --------------------------------------
                         DECEMBER 31,                    WITHIN    1 TO 3    OVER
                             1996       1996     1995   ONE YEAR   YEARS   3 YEARS    TOTAL
                         ------------ --------- ------- ------------------ -------------------
                                                    (IN THOUSANDS)
Certificate accounts:
  3.99% or less.........  $    2,968      1,080  12,814    2,959         7       2       2,968
  4.00% to 4.99%........      47,897    192,338 103,927   44,900     2,951      46      47,897
  5.00% to 5.99%........     886,984    746,819 287,222  677,870   189,782  19,332     886,984
  6.00% to 6.99%........     244,510    217,707 236,593   87,055   115,410  42,045     244,510
  7.00% to 7.99%........      25,918     30,581  33,077   14,541     5,264   6,113      25,918
  8.00% to 8.99%........      39,072     41,779  50,186   12,834    26,196      42      39,072
  9.00% to 9.99%........       1,258      1,191  18,636       61     1,197     --        1,258
  10.00% to 10.99%......         --         --    4,163      --        --      --          --
                          ----------  --------- ------- --------  -------- -------  ----------
    Total...............  $1,248,607  1,231,495 746,618  840,220   340,807  67,580   1,248,607
                          ==========  ========= ======= ========  ======== =======  ==========

  At December 31, 1996, the Bank had outstanding $142.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

      PERIOD TO MATURITY                                              AMOUNT
      ------------------                                          --------------
                                                                  (IN THOUSANDS)
      Three months or less.......................................    $ 31,693
      Over three through six months..............................      33,601
      Over six through 12 months.................................      26,739
      Over 12 months.............................................      50,504
                                                                     --------
      Total......................................................    $142,537
                                                                     ========

  Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from FHLB of Chicago, and reverse repurchase agreements, when they are a less costly source of funds or can be invested at a positive rate of return.

  The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1996, the Bank's FHLB of Chicago advances totaled $480.5 million, representing 14.9% of total assets.

  A summary of the Company's borrowed funds at December 31, 1996, June 30, 1996 and 1995 is as follows:

                                 WEIGHTED AVERAGE
                                  INTEREST RATE              AMOUNT
                               -------------------- --------------------------
                                         JUNE 30,                JUNE 30,
                               DEC. 31, ----------- DEC. 31,  ----------------
                                 1996   1996  1995    1996     1996     1995
                               -------- ----- ----- --------  -------  -------
                                          (DOLLARS IN THOUSANDS)
Fixed rate advances from FHLB
 of Chicago due:
  Within 12 months............   6.28%   7.15  9.73 $ 55,000   50,000   25,000
  13 to 24 months.............   6.77    6.38  7.15   70,000   50,000   50,000
  25 to 36 months ............   6.30    8.27  6.41  115,000   15,000   25,000
  37 to 48 months ............   6.63    6.64  8.27  105,000   80,000   15,000
  49 to 60 months ............   6.50    6.45  6.64   90,000   65,000   80,000
  61 to 72 months.............   6.10    6.13  6.39    5,000   30,000   40,000
  73 to 84 months ............   6.39    6.13  5.62      500    5,500    5,000
  Greater than 84 months......    --      --   6.13      --       --     5,500
                                                    --------  -------  -------
    Total fixed rate
     advances.................   6.49    6.66  7.06  440,500  295,500  245,500
Adjustable rate advances from
 FHLB of Chicago due:
  Within 12 months............   5.86    5.79   --    40,000  125,000      --
  13 to 24 months.............    --      --   7.09      --       --    15,000
                                                    --------  -------  -------
    Total adjustable rate
     advances.................   5.86    5.79  7.09   40,000  125,000   15,000
                                                    --------  -------  -------
    Total advances from FHLB
     of Chicago...............   6.44    6.40  7.06  480,500  420,500  260,500
                                                    --------  -------  -------
Collateralized mortgage
 obligations:
  Issued by MAFC due 2018
   (1)........................                        14,087   15,928   20,470
  Unamortized discount........                        (1,021)  (1,202)  (1,621)
                                                    --------  -------  -------
                                10.90   11.42 11.19   13,066   14,726   18,849
  Issued by NWAC due 2018
   (2)........................                        24,304   27,419      --
  Unamortized premium.........                           223      247      --
                                                    --------  -------  -------
                                 8.30    8.05   --    24,527   27,666      --
                                                    --------  -------  -------
    Total collateralized
     mortgage obligations,
     net......................                        37,593   42,392   18,849
                                                    --------  -------  -------
Fixed-rate reverse repurchase
 agreements...................   6.55    6.74  5.96   79,804   39,804   27,675
Unsecured term bank loan......   6.63    6.47   --    35,000   35,000      --
                                                    --------  -------  -------
                                 6.63%   6.65  7.22 $632,897  537,696  307,024
                                =====   ===== ===== ========  =======  =======

--------
(1) See "Subsidiary Activites--Mid America Finance Corporation."
(2) See "Subsidiary Activities--Northwestern Acceptance Corporation."

  Subordinated Capital Notes. In November, 1995, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. The payment of principal and interest on the current notes is subordinated at all times to any indebtedness or liability of the Company outstanding or incurred after the date of issuance. Costs incurred in the refinance transaction amounted to $1.0 million and are being accreted over the life of the notes yielding an effective interest rate of 8.85%. The capital notes are callable at the discretion of the Company at any time after September 30, 1998, at par plus any accrued interest. The indenture provides for restrictions on the amounts of additional indebtedness the Company may incur as well as the amount of dividends and other distributions it may pay with respect to its equity securities, depending on the Company's capital ratio. The refinance transaction resulted in a $474,000, or $0.08 per share extraordinary charge to earnings due to the early extinguishment of debt as a result of writing-off the remaining unamortized transaction costs of $774,000, net of income taxes of $300,000.

ASSET/LIABILITY MANAGEMENT

  The Bank's overall asset/liability management strategy is directed toward reducing the Bank's exposure to interest rate risk over time in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

  As part of its asset/liability strategy, the Bank has implemented a policy to maintain its cumulative one- year interest sensitivity gap ratio within a range of (15)% to 15% of total assets, which helps the Bank to maintain a more stable net interest rate spread in various interest rate environments. The gap ratio fluctuates as a result of market conditions and management's expectation of future interest rate trends. Under OTS Thrift Bulletin 13, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. An interest rate risk policy has been approved by the Board of Directors setting the limits to changes in net interest income and market value of portfolio equity at the various rate scenarios required. In addition, the OTS has added an interest rate risk component to its regulatory capital requirements which could require an additional amount of capital based on the level of adverse change in a savings institution's market value of portfolio equity, resulting from changes in interest rates. Management continually reviews its interest rate risk policies in light of potentially higher capital requirements that could result from the adoption of an interest rate risk component to the OTS capital requirements.

  The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the last six months, the Bank has been retaining the majority of the retail fixed-rate originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with NSBI.

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

  The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at December 31, 1996, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals as well as loan and mortgage-backed securities prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations, while the NWAC collateralized mortgage obligations are adjustable-rate and included in the 6 months or less category.

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

                                              DECEMBER 31, 1996
                          -------------------------------------------------------------
                                                    1 -      3 -
                          <  1/2 YR.  1/2 - 1 YR.  3 YRS.   5 YRS.   5+ YRS.    TOTAL
                          ----------  ----------- -------  --------  -------  ---------
                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable......  $  722,948    443,266   697,288   242,813  343,068  2,449,383
  Mortgage-backed
   securities...........     155,566     30,383    52,408    36,583   83,735    358,675
  Investment
   securities(1)........     108,831        --     17,914       --    46,026    172,771
  Interest-bearing
   deposits.............      55,285        --        --        --       --      55,285
  Federal funds sold....      24,700        --        --        --       --      24,700
                          ----------    -------   -------  --------  -------  ---------
    Total interest-
     earning assets.....   1,067,330    473,649   767,610   279,396  472,829  3,060,814
  Less yield
   adjustments, net.....         368        212      (239)     (491)  (1,247)    (1,397)
  Impact of hedging
   activities(2)........       6,495        --        --        --    (6,495)       --
                          ----------    -------   -------  --------  -------  ---------
    Total net interest-
     earning assets,
     adjusted for impact
     of hedging
     activities.........   1,074,193    473,861   767,371   278,905  465,087  3,059,417
Interest-bearing
 liabilities:
  NOW and checking
   accounts.............      12,876     11,780    43,113    26,781   56,907    151,457
  Money market
   accounts.............     130,200        --        --        --       --     130,200
  Passbook accounts.....      56,567     51,759   189,437   117,674  250,056    665,493
  Certificate accounts..     602,156    245,057   334,191    55,624   11,707  1,248,735
  FHLB advances.........      80,000     15,000   185,000   200,000      500    480,500
  Other borrowings and
   subordinated debt....      62,979     37,548    51,870       --    26,709    179,106
                          ----------    -------   -------  --------  -------  ---------
    Total interest-
     bearing
     liabilities........     944,778    361,144   803,611   400,079  345,879  2,855,491
                          ----------    -------   -------  --------  -------  ---------
Interest sensitivity
 gap....................  $  129,415    112,717   (36,240) (121,174) 119,208    203,926
                          ==========    =======   =======  ========  =======  =========
Cumulative gap..........  $  129,415    242,132   205,892    84,718  203,926
                          ==========    =======   =======  ========  =======
Cumulative gap as a
 percentage of total
 assets.................        4.01%      7.50      6.37      2.62     6.31
Cumulative net interest-
 earning assets as a
 percentage of interest-
 bearing liabilities....      113.70%    118.54    109.76    103.38   107.14

--------
(1) Includes $30.7 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's borrowed funds, cash dividends to shareholders, loans to and investments in MAF Developments, stock repurchases, as well as investment purchases with excess cash flow. In addition, cash has been used to fund stock buyback programs as a means of reducing the number of shares outstanding. During the past one and one-half years, the Company has repurchased 350,000 shares of its common stock for a total of $8.8 million, including 100,000 shares for $2.5 million which were owned by NSBI at the time the acquisition closed.

  The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of NSBI. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. The loan requires increasing annual principal payments starting in December 1997 with $9.2 million due at the final maturity of the loan on December 31, 2003. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which matured on January 26, 1997. The line of credit was extended to April 30, 1997, and it is expected that the lender will extend and renew the line annually thereafter. The interest rate on the line of credit is the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. No amounts have been drawn on the line of credit. The financing agreements contain covenants that, among other things, requires the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1996, the Company was in compliance with these covenants.

  During the six months ended December 31, 1996 and the year ended June 30, 1996, the Company received cash dividends from the Bank totaling $-0- and $69.0 million, respectively. The large increase in 1996 was due to the acquisition of NSBI. After the acquisition was complete, the Company received a $65.0 million special dividend from the Bank due to its overcapitalization for regulatory purposes from the merger with Northwestern. The Company declared $.18 per share in cash dividends to common shareholders during the six months ended December 31, 1996, compared to $.32 per share in the year ended June 30, 1996.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds, such as advances from the FHLB of Chicago and reverse repurchase agreements. During the six months ended December 31, 1996, the Bank borrowed $60.0 million (net) in FHLB of Chicago advances and an additional $40.0 million (net), under reverse repurchase agreements to primarily fund mortgage loan volume held for investment by the Bank.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the six months ended December 31, 1996, the Bank's average liquidity ratio was 6.53%. At December 31, 1996, total liquidity was $169.5 million, or 7.13%, which was $50.6 million in excess of the 5.0% regulatory requirement. This excess liquidity has provided the Bank with the flexibility needed to maintain its short-term gap ratios within strategic limits, as well as most recently, to fund the increased loan volume.

  During the six months ended December 31, 1996, the Bank originated and purchased loans totaling $469.5 million compared to $487.4 million for the six months ended December 31, 1995, and $989.8 million during the year ended June 30, 1996. The Bank has outstanding commitments to originate loans of $82.5 million, purchase loans of $42.6 million, and sell loans of $8.7 million at December 31, 1996. The Company expects to fund current and future loan commitments using principal repayments on loans and mortgage-backed securities, as well as outside funding sources.

SUBSIDIARY ACTIVITIES

  MID AMERICA DEVELOPMENTS, NW FINANCIAL AND MAF DEVELOPMENTS. The Bank engages in the business of purchasing unimproved land for development into residential subdivisions of single family lots through its wholly-owned subsidiary, Mid America Developments. The Bank has been engaged in this activity since 1974, and since that time has developed and sold over 4,400 lots in 23 different subdivisions in the western suburbs of Chicago. Mid America Developments acts as sole principal or as a joint venture partner in its developments. For those joint ventures it is engaged in, Mid America Developments has historically provided essentially all of the capital for a joint venture and receives in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project. Mid America Developments only invests in real estate development projects which it believes it can monitor effectively. To date, such projects have all been located in its market area. Mid America Developments has a percentage interest in the net profit of each joint venture, generally 50%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions.

  In the acquisition of NSBI, the Bank acquired NW Financial, which is active in the development of unimproved land for development into residential subdivisions, as well as the construction of single-family homesites on the improved lots. NW Financial currently has three projects whereby it and a developer share in the profits of the projects on a 50/50 basis. NW Financial also provides the funds, via loans, to the projects. NW Financial was a borrower from Northwestern, or since acquisition, from the Bank. The projects are located in the north and northwest suburbs of Chicago.

  OTS regulations imposed restrictions on the Bank's participation in real estate development activities through Mid America Developments. See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements." In response to the restrictions imposed by the OTS, Mid America Developments' activities, since 1989, have been limited to the completion of then-existing projects. Mid America Developments has not initiated any new projects since 1989. In 1993, the Company formed a wholly-owned subsidiary, MAF Developments, to continue its land development activities. As a subsidiary of the Company, the activities of MAF Developments are not restricted by OTS regulations as they are for the Bank. The Bank also plans to limit the activity of NW Financial to the completion of the three existing projects in process as of the acquisition.

  The following is a summary as of December 31, 1996, of the residential real estate projects Mid America Developments, NW Financial and MAF Developments currently has an interest in:

                                                            LOTS
                           DATE    NUMBER OF   NUMBER   AVAILABLE FOR
                           LAND      LOTS     SOLD BUT   DEVELOPMENT  TOTAL INVESTMENT
 DESCRIPTION OF PROJECT  ACQUIRED    SOLD    NOT CLOSED    OR SALE    LOTS   BALANCE
 ----------------------  --------- --------- ---------- ------------- ----- ----------
                                              (DOLLARS IN THOUSANDS)
MID AMERICA
 DEVELOPMENTS:
 Ashbury................ 1/87-6/87   1,107        8          --       1,115  $   122
  1,115 residential lots
  13-acre commercial
  parcel
  Woods of Rivermist....      6/86      24        3            4         31      546
  31 residential lots
NW FINANCIAL:
 Woodbridge.............      2/90     383       56           92        531    8,348
  531 single-family
  homes
  48-acre commercial
  parcel
 Reigate Woods..........     10/93      33        3           49         85    6,263
  85 single-family homes
 Fields of Ambria....... 9/89-5/91     225        3           12        240    1,800
  240 single-family
   homes
MAF DEVELOPMENTS:
 Clow Creek Farm........      6/93     236        8           16        260      717
  260 residential lots
 Creekside of
  Remington.............       N/A      33        3          134        170    1,760
  170 residential lots
 Harmony Grove..........     11/94      75       52          259        386    4,164
  386 residential lots
  5-acre commercial
  parcel
 Other..................     11/96                                             4,392
                                                                             -------
  90 acres for future
   development
                                                                             $28,112
                                                                             =======

  The following table is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                                                      JUNE 30,
                                                       DECEMBER 31, ------------
                                                           1996      1996  1995
                                                       ------------ ------ -----
                                                            (IN THOUSANDS)
   Common stock.......................................   $ 1,657     1,657 1,397
   Retained earnings..................................    10,642    12,308 2,977
   Intercompany advances..............................     7,885     7,729   265
                                                         -------    ------ -----
                                                         $20,184    21,694 4,639
                                                         =======    ====== =====

  During the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, Mid America Developments paid dividends of $3.0 million, $2.0 million and $9.2 million, respectively to the Bank. The remaining investment at December 31, 1996 is a deduction for the Bank in computing its regulatory capital requirements. The large addition in the total balance in 1996 is due solely to the acquisition of NW Financial.

  The following is a description of the projects at Mid America Developments:

 Ashbury

  The Ashbury subdivision is located in Naperville, Illinois, and consists of 1,115 lots. A venture partner participates in 50% of the profits on 482 of the total lots under a joint venture agreement. As of December 31, 1996, eight lots remain unsold, but are all under contract. The Bank anticipates these lots to be closed during the first half of 1997.

  Mid America Developments also owned a 13-acre commercial site in the Ashbury development. The Bank opened a temporary branch location on this property in July 1994 under a land lease with Mid America Developments. The site was sold in July 1996, at a pre-tax profit of $728,000, with an agreement that the Bank's temporary branch can remain on the property for a period of two years.

 Woods of Rivermist

  Mid America Developments is a participant in a joint venture in a 31-lot development in Naperville, Illinois. Mid America Developments receives 50% of the profits from the development. At December 31, 1996, Mid America Development's investment in the Woods of Rivermist joint venture was $546,000. At December 31, 1996, 24 of the 31 lots of this development were sold with three lots under contract.

  The following is a summary of projects at MAF Developments:

 Clow Creek Farm

  MAF Developments, Inc. purchased a 103 acre parcel of land in 1993 for the development of 260 lots in Naperville, Illinois, adjacent to the Ashbury subdivision. As of December 31, 1996, the Company's investment was $717,000. The development is substantially complete, and 236 lot sales have been closed to date. At December 31, 1996, there are eight lots under contract. The Company expects to be substantially sold out of Clow Creek Farm by the end of 1997.

 Creekside of Remington

  MAF Developments, Inc. entered into a joint venture agreement to develop 170 lots in Bolingbrook, Illinois. The joint venture partner contributed the land while MAF Developments contributes development costs. Development commenced in late fiscal 1994 in the first unit which consists of 91 lots. There were no sales during the six months ended December 31, 1996, although three lots are under contract as of December 31, 1996. Due to the slow absorption in this development, the Company has not begun development of the next phase of the project. At December 31, 1996, the Company's investment in Creekside of Remington was $1.8 million.

 Harmony Grove

  MAF Developments, Inc. entered into a joint venture to develop 386 lots in Naperville, Illinois by purchasing, from its venture partner, 160 acres of land, which included a 5-acre commercial parcel. The Company's investment at December 31, 1996 was $4.2 million. During the six months ended December 31, 1996, the Company sold its first lots in the subdivision, totaling 75 of the available 128 lots in the first unit. Of the remaining 53 lots of unit 1, 52 lots are under contract as of December 31, 1996. In addition, the commercial parcel is under contract to a buyer as of December 31, 1996, and closed in February, 1997, resulting in a pre-tax profit of $228,000.

  The following is a summary of projects at NW Financial:

 Fields of Ambria

  Fields of Ambria consists of approximately 80 acres of land in Mundelein, Illinois. The subdivision was developed into 240 lots for single-family home construction in conjunction with a developer, who shares in the profits of the project. The project was funded solely by funds from NW Financial, which have all been repaid.

During the six months ended December 31, 1996, a total of 13 homesites were sold. At December 31, 1996, the Company's investment was $1.8 million, representing 15 homesites. At December 31, 1996, three of the remaining homesites are under contract.

 Reigate Woods

  Reigate Woods consist of approximately 106 acres of land in Green Oaks, Illinois. The subdivision was developed into 85 lots for single-family home construction in conjunction with a developer, who shares in the profits of the project. The project is funded solely by funds from NW Financial. During the six months ended December 31, 1996, a total of 15 homesites were sold. At December 31, 1996, the Company has an investment of $6.3 million, representing 52 homesites. At December 31, 1996, three of the remaining homesites are under contract.

 Woodbridge

  Woodbridge consists of 341 acres of land in Elgin, Illinois. The project is being developed with a developer who shares in the projects profits, if any. The land includes 232 acres for the construction of 531 single-family homes. During the six months ended December 31, 1996, a total of 26 homesites were sold. At December 31, 1996, 56 of the remaining 148 homesites are under contract. The project also includes 55 acres of property zoned for multi-family use, which has been sold, as well as 48 acres of commercially-zoned property. At December 31, 1996, the combined investment in the residential and commercial property is $8.3 million.

  MID AMERICA FINANCE CORPORATION. In 1988, the Bank issued CMOs through MAFC, a wholly-owned special purpose finance subsidiary. The Bank contributed $149.8 million of mortgage-backed securities to MAFC which, in turn, pledged the securities to an independent trustee as collateral for the CMOs. The issuance of the CMOs resulted in net proceeds to the Bank of $130.9 million which were ultimately used to fund loan originations. Substantially all of the payments of principal and interest on the underlying collateral are paid through to the holders of the CMOs.

  The CMOs were issued in four maturity classes. The actual maturity of each class of CMO will vary according to the timing of the cash receipts from the underlying collateral. The CMOs are accounted for as a financing transaction and are reflected as borrowed funds in the consolidated financial statements of the Company. At December 31, 1996, the CMOs had an outstanding balance of $13.1 million. The mortgage-backed securities securing the CMOs had a carrying value and market value of $14.0 million and $14.5 million, respectively, at December 31, 1996.

  The CMO bonds and the mortgage-backed securities which collateralize them both carry fixed interest rates, adjusted for amortization of discounts based upon prepayment assumptions. The mortgage-backed securities yield averaged 8.39% for the six months ended December 31, 1996, compared to 8.60% for the year ended June 30, 1996. This negative spread led to a $771,000 reduction to net interest income for the six months ended December 31, 1996.

  NORTHWESTERN ACCEPTANCE CORPORATION. In 1986, Northwestern issued $300 million of CMOs through NWAC, a special purpose finance subsidiary. The CMOs were issued in two classes. Class A-1 CMOs, with an original face of $200 million, have an interest rate that is indexed to LIBOR for three- month eurodollar deposits, with a maximum rate of 13.5% per year. The Class A-2 CMOs, originally issued for $100 million, have an interest rate that adjusts in inverse proportion to the LIBOR rate, but in no event may be less than 0% per year or greater than 23.89% per year. The CMOs have a stated maturity of February 20, 2018, although actual maturity of each class of CMO will vary due to prepayments in the underlying mortgage collateral. The CMOs are also subject to mandatory and optional redemption provisions, depending on the repayment of the underlying collateral and the amount of CMOs outstanding.

  At December 31, 1996, the CMOs had an outstanding balance of $24.5 million. The CMOs are collateralized by 9.0% FHLMC mortgage-backed securities which had a carrying value and market value of

$24.1 million and $25.2 million, respectively at December 31, 1996. In addition to the mortgage-backed securities, cash and investment securities totaling $608,000 were held by the trustee to pay principal and interest on the CMOs. The mortgage-backed securities pledged, as well as the cash and investment securities held by the trustee are solely for the repayment of the CMOs.

  MID AMERICA INSURANCE AGENCY. Mid America Insurance Agency, Inc. ("Mid America Insurance") is a wholly-owned subsidiary of the Bank which provides insurance brokerage services, including personal and commercial insurance products, to the Bank's customers. For the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, Mid America Insurance generated pre-tax income of $50,000, $97,000 and $102,000, respectively.

  INVEST. On June 23, 1983, the Bank, through Mid America Developments, entered into an agreement with ISFA Corporation ("ISFA") to become a subscriber to its INVEST program. ISFA is a registered broker-dealer and provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently 11 brokers are employed and operate from eight Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between ISFA and the Bank. For the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, pre-tax income from INVEST operations was $349,000, $711,000 and $460,000, respectively.

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

HOLDING COMPANY REGULATION

  The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

FEDERAL SAVINGS INSTITUTION REGULATION

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk- based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $20.2 million investment in Mid America Developments and NW Financial at December 31, 1996, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements.

  The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the general allowance for loan losses, limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of December 31, 1996 and June 30, 1996, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At December 31, 1996 and June 30, 1996, the Bank met each of its capital requirements on a fully phased-in basis.

  At December 31, 1996 and June 30, 1996, the Bank was in compliance with the current capital requirements as follows:

                                    DECEMBER 31, 1996        JUNE 30, 1996
                                  ---------------------- ----------------------
                                              PERCENT OF             PERCENT OF
                                    AMOUNT      ASSETS     AMOUNT      ASSETS
                                  ----------- ---------- ----------- ----------
                                             (DOLLARS IN THOUSANDS)
Stockholder's equity of the
 Bank...........................  $   273,545    8.52%   $   263,346    8.43%
                                  ===========   =====    ===========   =====
Tangible capital................  $   219,080    6.96%   $   215,582    7.02%
Tangible capital requirement....       47,202    1.50         46,095    1.50
                                  -----------   -----    -----------   -----
Excess..........................  $   171,878    5.46%   $   169,487    5.52%
                                  ===========   =====    ===========   =====
Core capital....................      219,080    6.96%   $   215,582    7.02%
Core capital requirement........       94,404    3.00         92,189    3.00
                                  -----------   -----    -----------   -----
Excess..........................      124,676    3.96%   $   123,393    4.02%
                                  ===========   =====    ===========   =====
Core and supplementary capital..  $   235,057   15.05%   $   232,625   15.36%
Risk-based capital requirement..      124,943    8.00        121,167    8.00
                                  -----------   -----    -----------   -----
Excess..........................  $   110,114    7.05%   $   111,458    7.36%
                                  ===========   =====    ===========   =====
Total Bank assets...............  $ 3,209,058            $ 3,122,790
Adjusted total Bank assets......    3,146,788              3,072,970
Total risk-weighted assets......    1,624,489              1,564,618
Adjusted total risk-weighted
 assets.........................    1,561,782              1,514,587
Investment in Bank's real estate
 subsidiaries...................       20,184                 21,694
Goodwill and core deposit
 intangible.....................       34,368                 35,630

  The following table reflects the Bank's regulatory capital as of December 31, 1996 as it relates to these three capital requirements:

                                                                       RISK-
                                                   TANGIBLE   CORE     BASED
                                                   --------  -------  -------
                                                    (DOLLARS IN THOUSANDS)
Stockholder's equity of the Bank.................. $273,545  273,545  273,545
Goodwill and core deposit intangible..............  (34,368) (34,368) (34,368)
Non-permissible subsidiary deduction..............  (20,184) (20,184) (20,184)
Non-includible purchased mortgage servicing
 rights...........................................     (203)    (203)    (203)
Regulatory capital adjustment for available for
 sale securities..................................      290      290      290
Land loans greater than 80% loan-to-value.........      --       --      (437)
General allowance for loan losses.................      --       --    16,414
                                                   --------  -------  -------
  Regulatory capital.............................. $219,080  219,080  235,057
                                                   ========  =======  =======

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

  Insurance of Deposit Accounts. The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized" and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each Bank Insurance Fund ("BIF") and SAIF member institution is assigned an annual FDIC assessment rate, with an institution in the highest category (i.e., well-capitalized and healthy) receiving the lowest rates and an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern) receiving the highest rates. The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on the earnings of the Bank.

  On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment recorded by the Bank amounted to $14.2 million on a pre-tax basis, and $8.7 million on an after-tax basis, and was reflected in the quarter ended September 30, 1996.

  The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for a FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

  The Bank's assessment rate for the six months ended December 31, 1996 ranged from 18 to 23 basis points and the premium paid for this period was $2.3 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower was $32.9 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to any one borrower was $16.2 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 92.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or
(ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1996, the Bank is considered a Tier 1 Bank.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 7.13% and 6.62% respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the six months ended December 31, 1996 totaled $164,000.

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

  The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

  Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL HOME LOAN BANK SYSTEM

  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 1996, the Bank was in compliance with this requirement, with an investment in FHLB of Chicago stock of $30.7 million. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, dividends from the FHLB of Chicago to the Bank amounted to $1.1 million, $1.3 million and $656,000, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

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

IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingushments of Liabilities." This Statement supersedes

FASB Statements No. 76, "Extinguishment of Debt," No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," and amends No. 122, "Accounting for Mortgage Servicing Rights," No. 65, "Accounting for Certain Mortgage Banking Activities," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 125 provides standards based on the application of a "financial-components approach" to transfers and servicing of financial assets and extinguishments of liabilities. The approach is focused on control of assets and liabilities existing after transfers of financial assets whereby an entity recognizes the assets it controls and the liabilities it has incurred and derecognizes the assets it no longer controls and the liabilities it has extinguished. SFAS No. 125 provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," by delaying for one year the effective date for the following types of transfers of financial assets: secured borrowings and collateral, repurchase agreements, dollar-rolls and securities lending. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       MAF BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31, JUNE 30,
                                                             1996       1996
                                                         ------------ ---------
                                                             (IN THOUSANDS)
                        ASSETS
Cash and due from banks................................   $   45,732     51,665
Interest-bearing deposits..............................       55,285     37,496
Federal funds sold.....................................       24,700      5,700
Investment securities, at amortized cost (fair value of
 $72,855 at
 December 31, 1996 and $102,098 at June 30, 1996)......       72,040    102,226
Investment securities available for sale, at fair
 value.................................................       69,049     38,296
Stock in Federal Home Loan Bank of Chicago, at cost....       30,729     30,729
Mortgage-backed securities, at amortized cost (fair
 value of $266,340 at
 December 31, 1996 and $290,249 at June 30, 1996)......      266,658    293,381
Mortgage-backed securities available for sale, at fair
 value.................................................       92,929    124,721
Loans receivable held for sale.........................        6,495      9,314
Loans receivable, net of allowance for loan losses of
 $17,914 at
 December 31, 1996, and $17,254 at June 30, 1996.......    2,423,618  2,284,085
Accrued interest receivable............................       20,457     19,974
Foreclosed real estate.................................        1,257        888
Real estate held for development or sale...............       28,112     26,620
Premises and equipment, net............................       32,302     31,245
Goodwill...............................................       26,347     26,901
Other assets...........................................       34,631     33,908
                                                          ----------  ---------
                                                          $3,230,341  3,117,149
                                                          ==========  =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.............................................    2,262,226  2,254,100
  Borrowed funds.......................................      632,897    537,696
  Subordinated capital notes, net......................       26,709     26,676
  Advances by borrowers for taxes and insurance........       18,442     17,056
  Accrued expenses and other liabilities...............       39,442     39,395
                                                          ----------  ---------
    Total liabilities..................................    2,979,716  2,874,923
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
   shares; none issued or outstanding..................          --         --
  Common stock, $.01 par value; authorized 40,000,000
   shares; 11,215,830 shares issued and 10,490,133
   outstanding at December 31, 1996; 11,057,498 shares
   issued and 10,340,673 outstanding at June 30, 1996..          112        111
  Additional paid-in capital...........................      171,732    170,956
  Retained earnings, substantially restricted..........       95,412     88,524
  Unrealized gain (loss) on securities available for
   sale, net of tax....................................          138       (825)
  Treasury stock, at cost; 725,697 shares at December
   31, 1996 and 716,825 shares at June 30, 1996 and....      (16,769)   (16,540)
                                                          ----------  ---------
    Total stockholders' equity.........................      250,625    242,226
Commitments and contingencies..........................
                                                          ----------  ---------
                                                          $3,230,341  3,117,149
                                                          ==========  =========

          See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              SIX MONTHS  ENDED             YEAR ENDED
                                 DECEMBER 31,                JUNE 30,
                          -----------------------------------------------------
                             1996            1995         1996         1995
                          ------------  --------------------------  -----------
                                         (UNAUDITED)
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
 Loans receivable.......  $     91,783        53,317       115,466       86,511
 Mortgage-backed
  securities............         9,830         4,079        11,187       15,705
 Mortgage-backed
  securities available
  for sale..............         3,538         5,047         7,104        4,042
 Investment securities..         3,772         2,055         4,171        3,674
 Investment securities
  available for sale....         1,440           855         1,982        1,367
 Interest-bearing
  deposits and federal
  funds sold............         2,464         1,536         3,185        3,664
                          ------------    ----------   -----------  -----------
  Total interest
   income...............       112,827        66,889       143,095      114,963
Interest expense:
 Deposits...............        47,967        30,451        63,325       55,794
 Borrowed funds and
  subordinated capital
  notes.................        20,664        14,177        29,896       17,573
                          ------------    ----------   -----------  -----------
  Total interest
   expense..............        68,631        44,628        93,221       73,367
                          ------------    ----------   -----------  -----------
  Net interest income...        44,196        22,261        49,874       41,596
Provision for loan
 losses.................           700           250           700          475
                          ------------    ----------   -----------  -----------
  Net interest income
   after provision for
   loan losses..........        43,496        22,011        49,174       41,121
Non-interest income:
 Gain (loss) on sale of:
 Loans receivable.......           264           178           203          (56)
 Mortgage-backed
  securities............          (296)           57            (5)         --
 Investment securities..           251            45           188         (231)
 Foreclosed real
  estate................           161            21            50          181
 Income from real estate
  operations............         4,133         2,820         4,786        7,497
 Deposit account service
  charges...............         3,219         2,370         4,894        3,347
 Loan servicing fee
  income................         1,249         1,164         2,394        2,373
 Brokerage commissions..           924           750         1,711        1,383
 Other..................         2,054         1,349         2,879        2,156
                          ------------    ----------   -----------  -----------
  Total non-interest
   income...............        11,959         8,754        17,100       16,650
Non-interest expense:
 Compensation and
  benefits..............        14,503         9,697        21,209       18,257
 Office occupancy and
  equipment.............         2,652         1,755         3,774        3,522
 Federal deposit
  insurance premiums....         2,338         1,523         3,255        3,003
 Special SAIF
  assessment............        14,216           --            --           --
 Advertising and
  promotion.............         1,025           916         1,746        1,760
 Data processing........         1,032           760         1,683        1,473
 Amortization of
  goodwill..............           679           --            113          --
 Other..................         4,633         2,622         6,006        5,397
                          ------------    ----------   -----------  -----------
  Total non-interest
   expense..............        41,078        17,273        37,786       33,412
                          ------------    ----------   -----------  -----------
  Income before income
   taxes and
   extraordinary item...        14,377        13,492        28,488       24,359
Income taxes............         5,602         5,203        10,805        9,316
                          ------------    ----------   -----------  -----------
  Income before
   extraordinary item...         8,775         8,289        17,683       15,043
Extraordinary item-loss
 on early extinguishment
 of debt,
 net of tax benefit of
 $300...................           --           (474)         (474)         --
                          ------------    ----------   -----------  -----------
  Net income............  $      8,775         7,815        17,209       15,043
                          ============    ==========   ===========  ===========
Primary and fully
 diluted earnings per
 share:
 Income before
  extraordinary item....  $        .81          1.41          2.84         2.54
 Extraordinary item, net
  of tax................           --           (.08)         (.08)         --
                          ------------    ----------   -----------  -----------
  Net income............  $        .81          1.33          2.76         2.54
                          ============    ==========   ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       UNREALIZED
                                                       GAIN (LOSS)             COMMON   COMMON
                                                      ON SECURITIES            STOCK    STOCK
                                 ADDITIONAL             AVAILABLE             ACQUIRED ACQUIRED
                          COMMON  PAID-IN   RETAINED    FOR SALE,   TREASURY     BY       BY
                          STOCK   CAPITAL   EARNINGS   NET OF TAX    STOCK      ESOP     MRPS    TOTAL
                          ------ ---------- --------  ------------- --------  -------- -------- -------
                                                    (DOLLARS IN THOUSANDS)
Balance at June 30,
 1994...................  $  54    27,347    72,117        --        (4,038)    (146)    (184)   95,150
Net income..............    --        --     15,043        --           --       --       --     15,043
Proceeds from exercise
 of 14,025 stock
 options................    --         78       --         --           --       --       --         78
Purchase of treasury
 shares.................    --        --        --         --       (3,741)      --       --     (3,741)
Tax benefits from stock-
 related compensation...    --        219       --         --           --       --       --        219
Principal payment on
 ESOP loan..............    --        --        --         --           --       146      --        146
Distribution of MRP
 stock awards...........    --        --        --         --           --       --       184       184
Cumulative effect of
 change in accounting
 for securities
 available for sale, net
 of tax.................    --        --        --        (739)         --       --       --       (739)
Change in unrealized
 gain (loss)
 on securities available
 for sale,
 net of tax.............    --        --        --         691          --       --       --        691
Cash dividends declared,
 $0.291 per share.......    --        --     (1,612)       --           --       --       --     (1,612)
Special 10% stock
 dividend...............      5    12,096   (12,101)       --           --       --       --        --
                          -----   -------   -------       ----      -------     ----     ----   -------
Balance at June 30,
 1995...................     59    39,740    73,447        (48)      (7,779)     --       --    105,419
Net income..............    --        --     17,209        --           --       --       --     17,209
Issuance of 5,194,710
 shares, including value
 of option carryovers,
 for acquisition of N.S.
 Bancorp................     52   131,186       --         --           --       --       --    131,238
Proceeds from exercise
 of 3,150 stock
 options................    --         17       --         --           --       --       --         17
Purchase of treasury
 shares.................    --        --        --         --        (8,761)     --       --     (8,761)
Tax benefits from stock-
 related compensation...    --         13       --         --           --       --       --         13
Change in unrealized
 gain (loss) on
 securities available
 for sale, net of tax...    --        --        --        (777)         --       --       --       (777)
Cash dividends declared,
 $0.32 per share........    --        --    (2,121)        --           --       --       --     (2,121)
10% stock dividend
 related to fractional
 shares.................    --        --        (11)       --           --       --       --        (11)
                          -----   -------   -------       ----      -------     ----     ----   -------
Balance at June 30,
 1996...................    111   170,956    88,524       (825)     (16,540)     --       --    242,226
Net income..............    --        --      8,775        --           --       --       --      8,775
Proceeds from exercise
 of 158,332 stock
 options................      1       763       --         --          (229)     --       --        535
Tax benefits from stock-
 related compensation...    --         13       --         --           --       --       --         13
Change in unrealized
 gain (loss) on
 securities available
 for sale, net of tax...    --        --        --         963          --       --       --        963
Cash dividends declared,
 $0.18 per share........    --        --     (1,887)       --           --       --       --     (1,887)
                          -----   -------   -------       ----      -------     ----     ----   -------
Balance at December 31,
 1996...................  $ 112   171,732    95,412        138      (16,769)     --       --    250,625
                          =====   =======   =======       ====      =======     ====     ====   =======

          See accompanying Notes to Consolidated Financial Staements.

                       MAF BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED
                                            SIX MONTHS ENDED     JUNE 30,
                                              DECEMBER 31,   ------------------
                                                  1996         1996      1995
                                            ---------------- --------  --------
                                                 (IN THOUSANDS)
Operating activities:
 Net income...............................      $  8,775       17,209    15,043
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization............         1,395        1,996     1,825
 Amortization of premiums, discounts,
  deferred loan fees, goodwill and core
  deposit intangible......................           398          175       632
 Distribution of MRP awards...............           --           --        184
 Provision for loan losses................           700          700       475
 FHLB of Chicago stock dividends..........           --           --       (156)
 Deferred income tax expense (benefit)....          (150)       1,452     1,423
 Extraordinary item, net of tax...........           --           474       --
 Net gain on sale of loans, mortgage-
  backed securities, and real estate held
  for development or sale.................        (4,101)      (4,984)   (7,441)
 (Gain) loss on sale of investment
  securities, net.........................          (251)        (188)      231
 (Increase) decrease in accrued interest
  receivable..............................          (483)      (1,849)     (777)
 Net (increase) decrease in other assets
  and liabilities, net of effects from
  purchase of NSBI........................        (5,649)       5,477     4,898
                                                --------     --------  --------
  Net adjustments.........................        (8,141)       3,253     1,294
Loans originated for sale.................       (40,261)    (157,961)  (74,841)
Loans purchased for sale..................       (14,195)     (93,271)  (31,221)
Sale of mortgage-backed securities
 available for sale.......................         8,232       41,188       --
Sale of loans originated and purchased for
 sale.....................................        57,428      267,394    92,246
                                                --------     --------  --------
  Net cash provided by operating
   activities.............................        11,838       77,812     2,521
Investing activities:
 Loans originated for investment..........      (258,230)    (473,622) (348,610)
 Principal repayments on loans
  receivable..............................       265,983      394,274   231,165
 Principal repayments on mortgage-backed
  securities..............................        42,808       69,790    49,583
 Proceeds from maturities of investment
  securities available for sale...........         7,211       34,002       137
 Proceeds from maturities of investment
  securities held to maturity.............        32,360      101,194    27,507
 Proceeds from sale of:
 Loans receivable.........................            82        1,805       --
 Investment securities available for
  sale....................................         1,956        1,155     6,516
 Mortgage-backed securities available for
  sale....................................        16,603          --        --
 Stock in Federal Home Loan Bank of
  Chicago.................................           --           300       --
 Real estate held for development or
  sale....................................        25,194       16,184    19,455
 Premises and equipment...................            28            1        55
 Purchases of:
 Loans receivable held for investment.....      (157,351)    (269,796) (126,124)
 Investment securities available for
  sale....................................       (39,330)     (31,111)   (6,960)
 Investment securities held to maturity...       (1,502)      (21,715)  (16,938)
 Mortgage-backed securities available for
  sale....................................           --           --    (10,003)
 Stock in Federal Home Loan Bank of
  Chicago.................................           --        (8,300)   (3,122)
 Real estate held for development or
  sale....................................       (18,137)      (7,297)  (12,588)
 Premises and equipment...................        (2,452)      (4,282)   (2,599)
Payment for purchase of N.S. Bancorp, net
 of cash acquired.........................           --      (174,730)      --
                                                --------     --------  --------
  Net cash used in investing activities...       (84,777)    (372,148) (192,526)
                                                ========     ========  ========

                                                                     (Continued)

                       MAF BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                YEAR ENDED
                                             SIX MONTHS ENDED    JUNE 30,
                                               DECEMBER 31,   ----------------
                                                   1996        1996     1995
                                             ---------------- -------  -------
                                                  (IN THOUSANDS)
Financing activities:
 Proceeds from:
 FHLB of Chicago advances..................     $ 230,000     205,000  150,000
 Unsecured term bank loan..................           --       35,000      --
 Issuance of subordinated capital notes,
  net......................................           --       26,629      --
 Repayments of:
 FHLB of Chicago advances..................      (170,000)    (45,000)     --
 Subordinated capital notes................           --      (20,900)     --
 Collateralized mortgage obligations.......        (5,566)     (6,038)  (6,477)
Net increase (decrease) in reverse
 repurchase agreements.....................        40,000     (56,910)  15,000
Net decrease in other borrowings...........           --          --    (3,518)
Net increase to deposits...................         8,383      68,375   20,775
Increase (decrease) in advances by
 borrowers for taxes and insurance.........         1,386         809    2,901
Issuance of common stock in conjunction
 with acquisition..........................           --      131,238      --
Proceeds from exercise of stock options....           535          17       78
Purchase of treasury stock.................           --       (6,299)  (3,741)
Cash dividends paid........................          (943)     (2,531)  (1,213)
                                                ---------     -------  -------
  Net cash provided by financing
   activities..............................       103,795     329,390  173,805
                                                ---------     -------  -------
Increase (decrease) in cash and cash
 equivalents...............................        30,856      35,054  (16,200)
Cash and cash equivalents at beginning of
 year......................................        94,861      59,807   76,007
                                                ---------     -------  -------
Cash and cash equivalents at end of year...     $ 125,717      94,861   59,807
                                                =========     =======  =======
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
 Interest on deposits and borrowed funds...     $  68,986      96,294   72,426
 Income taxes..............................         5,400       9,150    6,450
 Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed
  real estate..............................         1,478         515    1,016
 Loans receivable swapped into mortgage-
  backed securities........................         8,213      41,195      --
 Investment securities transferred to
  available for sale category..............           --       17,999   16,004
 Mortgage-backed securities transferred to
  available for sale category..............           --      108,743   77,827
 Investment securities of N.S. Bancorp
  transferred to treasury stock............           --        2,462      --
 Treasury stock received for option
  exercises................................           229         --       --
                                                =========     =======  =======

          See accompanying Notes to Consolidated Financial Statements

                      MAF BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1996, JUNE 30, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company") and its two wholly-owned subsidiaries, Mid America Federal Savings Bank ("Bank") and MAF Developments, Inc., as well as the Bank's wholly-owned subsidiaries, Mid America Development Services, Inc. ("Mid America Developments"), Mid America Finance Corporation ("MAFC"), Mid America Insurance Agency, Inc., Mid America Mortgage Securities, Inc., NW Financial, Inc ("NW Financial"), and Northwestern Acceptance Corporation ("NWAC"). All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 1996, the Company changed its year-end to coincide with a calendar year, as opposed to the June 30 year-end it followed in the past.

  Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Investment and Mortgage-Backed Securities. All investment securities and mortgage-backed securities are classified in one of three categories: trading, held to maturity, or available for sale. Trading securities include investment and mortgage-backed securities which the Company has purchased and holds for the purpose of selling in the future. These investments are carried at fair value, with unrealized gains and losses reflected in income in the current period. Held to maturity securities include investment and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost, with no recognition of unrealized gains or losses in the financial statements. All other investment and mortgage-backed securities are classified as available for sale. These investments are carried at fair value, with unrealized gains and losses reflected in stockholders' equity, net of tax.

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

  Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 115 as of July 1, 1994, the Company transferred $16.0 million of investment securities and $77.8 million of mortgage-backed securities into the available for sale category. The unrealized loss at the date of transfer was $1.2 million. In accordance with an implementation guide to SFAS No. 115 issued in November 1995, the Company transferred $18.0 million of investment securities and $108.7 million of mortgage-backed securities on December 31, 1995, from held to maturity to available for sale. The unrealized loss was $267,000 at the date of transfer. The transfers in both years were made to provide additional flexibility for the Company in managing its investment and liquidity positions.

  Loans receivable held for sale. The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans which it originates. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and

                      MAF BANCORP, INC. AND SUBSIDIARIES
are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate.

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

  On July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which impose certain requirements on the identification and measurement of impaired loans. The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $750,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. During the six months ended December 31, 1996, the Company classified one commercial real estate loan as impaired under its impairment criteria. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

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

  Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure to be sold and are initially recorded at the lower of carrying value or fair value less the cost to sell at the date of foreclosure,

                      MAF BANCORP, INC. AND SUBSIDIARIES
establishing a new cost basis. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose.

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

  Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives are 20 to 50 years for office buildings, 10 to 15 years for parking lot improvements, and 3 to 10 years for furniture, fixtures, and equipment. The cost of leasehold improvements is being amortized using the straight-line method over the lesser of the life of the leasehold improvement or the term of the related lease.

  Intangibles. Included in other assets is an identifiable core deposit intangible established in the acquisition of N.S. Bancorp in May 1996, which was established due to the application of the purchase method of accounting and is being amortized over a 10 year period on an accelerated method of amortization. Amortization expense amounted to $709,000 for the six months ended December 31, 1996, and $122,000 for the year ended June 30, 1996.

  The excess of cost over fair value of net assets and identified intangible assets acquired (goodwill) due to the application of the purchase method of accounting is being amortized over 20 years using the straight-line method. Amortization expense amounted to $679,000 for the six months ended December 31, 1996, and $113,000 for the year ended June 30, 1996.

  On a periodic basis, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable.

  Mortgage Servicing Rights. On July 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment to FASB Statement No. 65." SFAS No. 122 provides guidance for the recognition of mortgage servicing rights as a separate asset, regardless of how these rights are acquired. SFAS No. 122 also requires the measurement of impairment of servicing rights based on the difference between carrying value and fair value. Previous to July 1, 1996, the Company recognized mortgage servicing rights for only those rights which it purchased.

  Mortgage servicing rights are initially capitalized upon acquisition, and are subsequently amortized over the estimated life of the loan servicing income stream, using the level-yield method. The Bank conducts periodic impairment analysis by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, and the cost to service such loans. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The Bank stratifies loans by interest rate, maturity, and whether the loans are fixed or adjustable rate. An impairment is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its fair value.

                      MAF BANCORP, INC. AND SUBSIDIARIES

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

  Derivative Financial Instruments. The Company utilizes forward commitments to sell mortgage loans and interest rate futures contracts, primarily U.S. Treasury bond futures, as part of its mortgage loan origination hedging strategy. Gains and losses on open and closed futures positions are deferred and recognized as an adjustment to gain (loss) on the sale of loans receivable when the underlying loan being hedged is sold into the secondary market.

  Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. The Bank's reserve requirement was $2.9 million and $16.5 million at December 31, 1996 and June 30, 1996, respectively.

  Earnings Per Share. Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as common stock equivalents and are considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:

                                           SIX MONTHS ENDED YEAR ENDED JUNE 30,
                                             DECEMBER 31,   -------------------
                                                 1996         1996      1995
                                           ---------------- --------- ---------
   Primary earnings per share.............    10,855,271    6,238,444 5,912,787
   Fully-diluted earnings per share.......    10,869,334    6,240,842 5,918,892
                                              ==========    ========= =========

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

                      MAF BANCORP, INC. AND SUBSIDIARIES

2. ACQUISITION

  On May 30, 1996, the Company acquired N.S. Bancorp, Inc. ("NSBI"), and its wholly-owned subsidiary Northwestern Savings Bank ("Northwestern") through the issuance of .8529 shares of MAF Bancorp common stock plus $20.1799 of cash for each share of NSBI stock as follows (dollars in thousands):

   Cash paid (including acquisition expenses of $7.6 million)........  $130,545
   Common stock issued, including $3.3 million value of option carry-
    overs............................................................   131,238
                                                                       --------
     Total consideration.............................................   261,783
   Less: cash acquired from NSBI.....................................    87,053
                                                                       --------
     Purchase of NSBI, net of cash acquired..........................  $174,730
                                                                       ========

  The Company issued 5.2 million shares of its common stock in the acquisition. The funds used for the purchase were obtained from available cash and cash equivalents, cash acquired, and short-term borrowings, which were subsequently repaid with NSBI's maturing investment securities. Additionally, the Company obtained an unsecured long-term bank borrowing for $35.0 million (See note 10).

  The transaction was accounted for as a purchase. Acquisition expenses incurred in the transaction include professional fees as well as $4.2 million of severance costs, net of applicable tax benefits. All assets, liabilities and identified intangible assets of NSBI, and its wholly-owned subsidiaries, were adjusted to fair value as of the effective date of the merger creating goodwill in the amount of $27.0 million, which was pushed-down to the Bank, and is being amortized on the straight line basis over 20 years. Premiums and discounts recorded as fair value adjustments amounted to $4.1 million and $8.5 million, respectively.

3. INVESTMENT SECURITIES

  Investment securities available for sale and held to maturity are summarized below:

                                   DECEMBER 31, 1996                        JUNE 30, 1996
                          ------------------------------------- --------------------------------------
                                     GROSS      GROSS                      GROSS      GROSS
                           BOOK    UNREALIZED UNREALIZED  FAIR   BOOK    UNREALIZED UNREALIZED  FAIR
                           VALUE     GAINS      LOSSES   VALUE   VALUE     GAINS      LOSSES    VALUE
                          -------  ---------- ---------- ------ -------  ---------- ---------- -------
                                                    (DOLLARS IN THOUSANDS)
Held to maturity:
United States government
 and agency obligations
 due:
 Within one year........  $17,445      --         (10)   17,435  47,301       4         (29)    47,276
 After one year to five
  years.................   10,000      --        (215)    9,785  10,000     --         (323)     9,677
 After five years to ten
  years.................   19,659      662        --     20,321  19,646     374         (60)    19,960
 Ten or more years......   24,334      378        --     24,712  24,321     --          (94)    24,227
Other investment
 securities.............      602      --         --        602     958     --          --         958
                          -------    -----       ----    ------ -------     ---        ----    -------
                          $72,040    1,040       (225)   72,855 102,226     378        (506)   102,098
                          =======    =====       ====    ====== =======     ===        ====    =======
Available for sale:
United States government
 and agency obligations
 due:
 Within one year........  $22,983      --         (84)   22,899  10,997       8         (23)    10,982
 After one year to five
  years.................   12,998      --         (84)   12,914  12,998     --         (159)    12,839
Marketable equity
 securities.............   13,140      779        (15)   13,904  12,050     526          (4)    12,572
Other investment
 securities.............   19,335        5         (8)   19,332   1,922     --          (19)     1,903
                          -------    -----       ----    ------ -------     ---        ----    -------
                          $68,456      784       (191)   69,049  37,967     534        (205)    38,296
                          =======    =====       ====    ====== =======     ===        ====    =======
Weighted average yield..     6.78%                                 6.89%

                             ====                                  ====

                      MAF BANCORP, INC. AND SUBSIDIARIES

  Proceeds from the sale of investment securities available for sale were $2.0 million, $1.2 million, and $6.5 million for the six months ended December 31, 1996, and year ended June 30, 1996 and 1995, respectively. For the six months ended December 31, 1996, gross realized gains were $251,000. For the year ended June 30, 1996, gross realized gains were $188,000. For the year ended June 30, 1995, gross realized gains were $199,000, and gross realized losses were $430,000.

4. MORTGAGE-BACKED SECURITIES

  Mortgage-backed securities available for sale and held to maturity are summarized below:

                                    DECEMBER 31, 1996                         JUNE 30, 1996
                          --------------------------------------- --------------------------------------
                                      GROSS      GROSS                       GROSS      GROSS
                            BOOK    UNREALIZED UNREALIZED  FAIR    BOOK    UNREALIZED UNREALIZED  FAIR
                           VALUE      GAINS      LOSSES    VALUE   VALUE     GAINS      LOSSES    VALUE
                          --------  ---------- ---------- ------- -------  ---------- ---------- -------
                                                     (DOLLARS IN THOUSANDS)
Held to maturity:
GNMA passthrough
 certificates...........  $  3,248      156         (11)    3,393   3,637      168          (9)    3,796
FHLMC pass-through
 certificates...........   138,963    3,108        (981)  141,090 157,468    2,441     (1,579)   158,330
FNMA pass-through
 certificates...........    29,343      645        (307)   29,681  32,044      223        (109)   32,158
Collateralized mortgage
 obligations............    95,104       55      (2,983)   92,176 100,232       30      (4,297)   95,965
                          --------    -----      ------   ------- -------    -----     -------   -------
                          $266,658    3,964      (4,282)  266,340 293,381    2,862      (5,994)  290,249
                          ========    =====      ======   ======= =======    =====     =======   =======
Available for sale:
FHLMC pass-through
 certificates...........  $  7,336      100         (11)    7,425   8,000       71         (19)    8,052
FNMA pass-through
 certificates...........    11,642      393          (6)   12,029  13,232      343         (10)   13,565
Collateralized mortgage
 obligations............    74,303       52        (880)   73,475 105,146       56      (2,098)  103,104
                          $ 93,281      545        (897)   92,929 126,378      470      (2,127)  124,721
                          ========    =====      ======   ======= =======    =====     =======   =======
Weighted average yield..      6.95%                                  6.91%

                              ====                                   ====

  The Bank swaps certain loans it originates into mortgage-backed securities. Included in mortgage-backed securities at December 31, 1996 and June 30, 1996, are $20.0 million, and $22.6 million, respectively, of loans originated by the Bank. During the six months ended December 31, 1996, and the year ended June 30, 1996, the Bank swapped $8.2 million and $41.2 million, respectively, all of which were sold in the same period swapped. There was no swap activity for the year ended June 30, 1995.

  Proceeds from the sale of mortgage-backed securities available for sale (exclusive of the above swap activity) were $16.6 million for the six months ended December 31, 1996. Gross realized losses were $301,000. There were no sales of mortgage-backed securities during the years ended June 30, 1996 and 1995.

                       MAF BANCORP, INC. AND SUBSIDIARIES

5. LOANS RECEIVABLE

  Loans receivable are summarized as follows:

                                                       DECEMBER 31, JUNE 30,
                                                           1996       1996
                                                       ------------ ---------
                                                           (IN THOUSANDS)
   Real estate loans:
    One-to-four family residential....................  $2,160,525  2,032,102
    Multi-family......................................      92,968     94,713
    Commercial........................................      46,313     46,101
    Construction......................................      17,263     16,090
    Land..............................................      25,685     26,644
                                                        ----------  ---------
      Total real estate loans.........................   2,342,754  2,215,650
    Unearned discounts, premiums, and deferred loan
     fees, net........................................     (1,347)     (3,245)
    Loans in process..................................      (7,312)    (6,602)
                                                        ----------  ---------
                                                         2,334,095  2,205,803
   Other loans:
    Consumer loans:
     Equity lines of credit...........................      86,614     79,193
     Home equity loans................................      14,251     10,525
     Other............................................       5,009      4,110
                                                        ----------  ---------
      Total consumer loans............................     105,874     93,828
    Commercial business loans.........................       1,871      1,821
                                                        ----------  ---------
      Total other loans...............................     107,745     95,649
    Loans in process..................................        (308)      (113)
                                                        ----------  ---------
                                                           107,437     95,536
                                                        ----------  ---------
                                                         2,441,532  2,301,339
    Allowance for loan losses.........................     (17,914)   (17,254)
                                                        ----------  ---------
                                                        $2,423,618  2,284,085
                                                        ==========  =========
   Weighted average yield.............................        7.79%      7.64%

                                                              ====       ====

  Adjustable-rate loans totaled $1.7 billion at December 31, 1996, and June 30, 1996.

  Activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                                   YEAR ENDED
                                                 SIX MONTHS ENDED   JUNE 30,
                                                   DECEMBER 31,   -------------
                                                       1996        1996   1995
                                                 ---------------- ------  -----
                                                        (IN THOUSANDS)
Balance at beginning of period..................     $17,254       9,197  8,779
Provision for loan losses.......................         700         700    475
Balance acquired in merger......................         --        7,722    --
Charge-offs.....................................         (66)       (376)  (110)
Recoveries......................................          26          11     53
                                                     -------      ------  -----
Balance at end of period........................     $17,914      17,254  9,197
                                                     =======      ======  =====

                      MAF BANCORP, INC. AND SUBSIDIARIES

  At December 31, 1996, June 30, 1996 and 1995, the Bank had $11.8 million, $6.1 million and $2.1 million, respectively, of loans which were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $573,000, $631,000 and $468,000 for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively, had these loans been accruing under their contractual terms. Interest income that was included in net income was $150,000, $313,000, and $285,000, for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively.

  At June 30, 1996 and 1995, the Bank had two commercial real estate loans totaling $4.3 million and $4.4 million, respectively of loans which were accounted for as troubled debt restructurings. As of December 31, 1996, the Bank transferred one loan, totaling $1.4 million, to accrual status, and one loan, totaling $2.9 million, to non-accrual status. The $2.9 million loan is a second mortgage on a commercial office park, and is considered impaired by the Bank under the terms of SFAS No. 114, as amended by SFAS No. 118. The specific allowance for loss related to this impaired loan is $1.5 million as of December 31, 1996. In addition to the second mortgage, the Bank has issued a standby letter of credit that collateralizes the first mortgage on this property, which is a long-term industrial revenue bond, in the amount of $6.5 million. The property is in the process of foreclosure, and upon receipt of title, the Bank will assume the obligations of the first mortgage.

  The Bank services loans for its own account and for the benefit of others pursuant to loan servicing agreements. Pursuant to these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $1.05 billion, $1.04 billion and $887.9 million at December 31, 1996, June 30, 1996 and 1995, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others and included in deposits were $16.0 million and $16.6 million at December 31, 1996 and June 30, 1996, respectively.

  Activity in mortgage servicing rights is as follows for the periods indicated:

                                                                   YEAR ENDED
                                                  SIX MONTHS ENDED  JUNE 30,
                                                    DECEMBER 31,   ------------
                                                        1996       1996   1995
                                                  ---------------- -----  -----
                                                         (IN THOUSANDS)
   Balance at beginning of period................      $1,840      1,160    119
   Additions.....................................         344        933  1,150
   Amortization..................................        (156)      (253)  (109)
                                                       ------      -----  -----
   Balance at end of period......................      $2,028      1,840  1,160
                                                       ======      =====  =====

                       MAF BANCORP, INC. AND SUBSIDIARIES

6. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

                                                           DECEMBER 31, JUNE 30,
                                                               1996       1996
                                                           ------------ --------
                                                              (IN THOUSANDS)
   Investment securities..................................   $ 1,975      2,185
   Mortgage-backed securities.............................     2,633      3,020
   Loans receivable.......................................    16,899     15,558
   Reserve for uncollected interest.......................    (1,050)      (789)
                                                             -------     ------
                                                             $20,457     19,974
                                                             =======     ======

7. REAL ESTATE HELD FOR DEVELOPMENT OR SALE

  Real estate held for development or sale is summarized by project as follows:

                                                          DECEMBER 31, JUNE 30,
                                                              1996       1996
                                                          ------------ --------
                                                             (IN THOUSANDS)
   Woodbridge............................................   $ 8,348      6,475
   Reigate Woods.........................................     6,263      7,734
   Harmony Grove.........................................     4,164      5,104
   Fields of Ambria......................................     1,800      2,381
   Creekside of Remington................................     1,760      1,807
   Ashbury...............................................       122      1,196
   Clow Creek Farm.......................................       717      1,168
   Woods of Rivermist....................................       546        755
   Other.................................................     4,392        --
                                                            -------     ------
                                                            $28,112     26,620
                                                            =======     ======

  Income from real estate operations is summarized by project for the periods indicated:

                                                                   YEAR ENDED
                                                  SIX MONTHS ENDED  JUNE 30,
                                                    DECEMBER 31,   ------------
                                                        1996       1996   1995
                                                  ---------------- -----  -----
                                                         (IN THOUSANDS)
   Ashbury.......................................      $1,624      1,392  5,364
   Harmony Grove.................................         760        --     --
   Clow Creek Farm...............................         261      3,536  1,711
   Woods of Rivermist............................         157        --     374
   Reigate Woods.................................         826         98    --
   Woodbridge....................................         349         86    --
   Fields of Ambria..............................         156         17    --
   Creekside of Remington........................         --          81      9
   Scott's Crossing..............................         --         --      39
   Other.........................................         --        (424)   --
                                                       ------      -----  -----
                                                       $4,133      4,786  7,497
                                                       ======      =====  =====

  The loss of $424,000 in the year ended June 30, 1996 represents the write-off of capitalized costs on a parcel of land which the Company decided not to exercise its option to purchase.

                      MAF BANCORP, INC. AND SUBSIDIARIES

  Information regarding revenues, expenses, and minority interest in earnings is as follows:

                                                                  YEAR ENDED
                                                SIX MONTHS ENDED   JUNE 30,
                                                  DECEMBER 31,   --------------
                                                      1996        1996    1995
                                                ---------------- ------  ------
                                                        (IN THOUSANDS)
   Gross lot sale revenues.....................     $23,885      15,688  15,584
   Cost of sales...............................      18,091      10,220   7,584
                                                    -------      ------  ------
     Gross margin from lot sales...............       5,794       5,468   8,000
   Other.......................................         --         (424)    --
   Minority interest in gross margin...........      (1,661)       (258)   (503)
                                                    -------      ------  ------
                                                    $ 4,133       4,786   7,497
                                                    =======      ======  ======

  Non-interest expense related to real estate operations was $306,000, $446,000, and $325,000, for the six months ended December 31, 1996, and years ended June 30, 1996 and 1995, respectively. Interest capitalized to real estate held for development or sale amounted to $271,000, $579,000 and $665,000, for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995, respectively.

8. PREMISES AND EQUIPMENT

  Premises and equipment are summarized as follows:

                                                          DECEMBER 31, JUNE 30,
                                                              1996       1996
                                                          ------------ --------
                                                             (IN THOUSANDS)
   Land..................................................   $  6,458     5,697
   Office buildings......................................     23,712    23,780
   Furniture, fixtures and equipment.....................     17,456    15,956
   Parking lot improvements..............................        685       558
   Leasehold improvements................................        816       817
                                                            --------   -------
     Total office properties and equipment, at cost......     49,127    46,808
   Less: accumulated depreciation and amortization.......    (16,825)  (15,563)
                                                            --------   -------
                                                            $ 32,302    31,245
                                                            ========   =======

  Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $1.4 million, $2.0 million and $1.8 million, for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995, respectively.

                       MAF BANCORP, INC. AND SUBSIDIARIES

9. DEPOSITS

  Deposit account balances by interest rate are summarized as follows:

                              DECEMBER 31, 1996            JUNE 30, 1996
                          -------------------------- --------------------------
                                            WEIGHTED                   WEIGHTED
                                     % OF   AVERAGE             % OF   AVERAGE
                            AMOUNT   TOTAL    RATE     AMOUNT   TOTAL    RATE
                          ---------- -----  -------- ---------- -----  --------
                                        (DOLLARS IN THOUSANDS)
Commercial checking ac-
 counts.................  $   30,789   1.4%    -- %  $   31,687   1.4%    -- %
Non-interest bearing
 checking...............      35,552   1.6     --        33,166   1.5     --
Interest bearing NOW ac-
 counts.................     151,457   6.7    1.64      145,947   6.5    1.69
Money market accounts...     130,200   5.8    3.34      128,535   5.7    3.36
Passbook accounts.......     665,493  29.4    2.86      682,885  30.3    2.87
                          ---------- -----           ---------- -----
                           1,013,491  44.9    2.55    1,022,220  45.4    2.58
                          ---------- -----           ---------- -----
Certificate accounts:
  3.00% to 3.99%........       2,968   0.1    3.00        1,080   0.1    3.01
  4.00% to 4.99%........      47,897   2.1    4.77      192,338   8.5    4.84
  5.00% to 5.99%........     886,984  39.2    5.39      746,819  33.1    5.41
  6.00% to 6.99%........     244,510  10.8    6.35      217,707   9.6    6.44
  7.00% to 7.99%........      25,918   1.1    7.18       30,581   1.4    7.21
  8.00% to 8.99%........      39,072   1.7    8.54       41,779   1.8    8.52
  9.00% to 10.99%.......       1,258   0.1    9.03        1,191   0.1    9.03
                          ---------- -----           ---------- -----
                           1,248,607  55.1    5.69    1,231,495  54.6    5.65
                          ---------- -----           ---------- -----
Unamortized premium.....         128   --                   385   --
                          ---------- -----           ---------- -----
    Total deposits......  $2,262,226 100.0%          $2,254,100 100.0%
                          ========== =====           ========== =====
Weighted average inter-
 est rate at period
 end....................                      4.28%                      4.26%
                                              ====                       ====

  Scheduled maturities of certificate accounts at December 31, 1996 are as follows (in thousands):

     12 months or less............................................... $  840,220
     13 to 24 months.................................................    263,887
     25 to 36 months.................................................     76,920
     Over 36 months..................................................     67,580
                                                                      ----------
                                                                      $1,248,607
                                                                      ==========

  Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                                                   YEAR ENDED
                                                 SIX MONTHS ENDED   JUNE 30,
                                                   DECEMBER 31,   -------------
                                                       1996        1996   1995
                                                 ---------------- ------ ------
                                                         (IN THOUSANDS)
   NOW and money market accounts................     $ 3,286       6,376  6,393
   Passbook accounts............................       9,683       8,967  8,289
   Certificate accounts.........................      34,998      47,982 41,112
                                                     -------      ------ ------
                                                     $47,967      63,325 55,794
                                                     =======      ====== ======

                      MAF BANCORP, INC. AND SUBSIDIARIES

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $142.5 million, $136.2 million and $90.8 million at December 31, 1996, June 30, 1996 and 1995, respectively.

  At December 31, 1996, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and market value of $19.3 million, were pledged as collateral for certain jumbo certificates aggregating $17.2 million.

10. BORROWED FUNDS

  Borrowed funds are summarized as follows:

                                      WEIGHTED AVERAGE
                                        INTEREST RATE            AMOUNT
                                    --------------------- ---------------------
                                    DECEMBER 31, JUNE 30, DECEMBER 31, JUNE 30,
                                        1996       1996       1996       1996
                                    ------------ -------- ------------ --------
                                                  (IN THOUSANDS)
Fixed rate advances from FHLB of
 Chicago due:
  Within 12 months.................     6.28%      7.15     $ 55,000    50,000
  13 to 24 months..................     6.77       6.38       70,000    50,000
  25 to 36 months..................     6.30       8.27      115,000    15,000
  37 to 48 months..................     6.63       6.64      105,000    80,000
  49 to 60 months..................     6.50       6.45       90,000    65,000
  61 to 72 months..................     6.10       6.13        5,000    30,000
  73 to 84 months..................     6.39       6.13          500     5,500
                                                            --------   -------
    Total fixed rate advances......     6.49       6.66      440,500   295,500
Adjustable rate advances from FHLB
 of Chicago due:
  Within 12 months.................     5.86       5.79       40,000   125,000
                                                            --------   -------
    Total advances from FHLB of
     Chicago.......................     6.44       6.40      480,500   420,500
                                                            --------   -------
Collateralized mortgage obliga-
 tions:
  Issued by MAFC due 2018..........                           14,087    15,928
  Unamortized discount.............                           (1,021)   (1,202)
                                                            --------   -------
                                       10.90      11.42       13,066    14,726
                                                            --------   -------
  Issued by NWAC due 2018..........                           24,304    27,419
  Unamortized premium..............                              223       247
                                                            --------   -------
                                        8.30       8.05       24,527    27,666
                                                            --------   -------
    Total collateralized mortgage
     obligations, net..............                           37,593    42,392
                                                            --------   -------
Fixed-rate reverse repurchase
 agreements........................     6.55       6.74       79,804    39,804
Unsecured term bank loan...........     6.63       6.47       35,000    35,000
                                                            --------   -------
    Total borrowed funds...........     6.63%      6.65     $632,897   537,696
                                       =====      =====     ========   =======

  The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 1996, adjustable rate advances have interest rates which adjust as follows: $25.0 million at the London interbank offering rate ("LIBOR") for three months less .03%; and $15.0 million at the prime rate less 2.01%.

                      MAF BANCORP, INC. AND SUBSIDIARIES

  The Bank issued collateralized mortgage obligations ("CMOs") in 1988 through MAFC. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. The CMOs were issued in four traunches. The actual maturity of each traunche of the CMO varies depending upon the timing of cash receipts from the underlying collateral. At December 31, 1996 and June 30, 1996, the CMOs are secured by mortgage-backed securities of the Bank with a carrying value of $14.0 million and $15.8 million and a fair value of $14.5 million and $16.2 million, respectively. For the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, the effective annual cost of the CMOs was approximately 11.07%, 11.24% and 11.13%, respectively.

  Through acquisition, the Bank has CMOs which were issued by NWAC in 1988. The CMOs were issued in two classes, which have floating interest rates tied to LIBOR. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. At December 31, 1996 and June 30, 1996, the CMOs are secured by mortgage-backed securities of the Bank with a carrying value of $24.1 million and $32.1 million and fair value of $25.2 million and $30.6 million, respectively. For the six months ended December 31, 1996 and the year ended June 30, 1996, the effective annual cost of the CMOs was approximately 8.30% and 8.05%, respectively.

  The Bank enters into sales of securities under agreements to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers and are treated as financings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and are reflected as assets. The following table presents certain information regarding reverse repurchase agreements as of and for the periods indicated:

                                                                   YEAR ENDED
                                                 SIX MONTHS ENDED   JUNE 30,
                                                   DECEMBER 31,   -------------
                                                       1996        1996   1995
                                                 ---------------- ------ ------
                                                         (IN THOUSANDS)
   Balance at end of period.....................     $79,804      39,804 27,675
   Maximum month-end balance....................      79,804      78,826 27,675
   Average balance..............................      68,717      18,619 16,626
   Weighted average rate at end of period.......        6.55%       6.74   5.96
   Weighted average rate on average balance.....        6.50        7.25   5.79
                                                     =======      ====== ======

  At December 31, 1996 and June 30, 1996, the reverse repurchase agreements were collateralized by investment and mortgage-backed securities with a carrying value of $84.1 million and $42.1 million and a market value of $83.6 million and $42.4 million, respectively. At December 31, 1996, the reverse repurchase agreements have maturities ranging from 6 to 32 months.

  The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of NSBI. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. The loan requires increasing annual principal payments starting in December 1997 with $9.2 million due at the final maturity of the loan on December 31, 2003. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which

                      MAF BANCORP, INC. AND SUBSIDIARIES
matured on January 26, 1997. The line of credit was extended to April 30, 1997, and will be renewable annually thereafter. The interest rate on the line of credit is the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. No amounts have been drawn on the line of credit. The financing agreements contain covenants that, among other things, requires the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1996, the Company was in compliance with these covenants.

  Scheduled principal repayments of the unsecured term bank loan are as follows as of December 31, 1996 (in thousands):

     December 31, 1997.................................................. $   500
     December 31, 1998..................................................   1,500
     December 31, 1999..................................................   3,100
     December 31, 2000..................................................   4,500
     December 31, 2001..................................................   7,000
     Thereafter.........................................................  18,400
                                                                         -------
                                                                         $35,000
                                                                         =======

  Interest expense on borrowed funds and subordinated capital notes is summarized as follows for the periods indicated:

                                                                    YEAR ENDED
                                                  SIX MONTHS ENDED   JUNE 30,
                                                    DECEMBER 31,   -------------
                                                        1996        1996   1995
                                                  ---------------- ------ ------
                                                          (IN THOUSANDS)
   FHLB of Chicago advances......................     $14,082      23,741 12,267
   Collateralized mortgage obligations...........       1,822       2,058  2,236
   Reverse repurchase agreements.................       2,393       1,466    971
   Unsecured bank term loan......................       1,186         163    --
   Subordinated capital notes....................       1,181       2,468  2,099
                                                      -------      ------ ------
                                                      $20,664      29,896 17,573
                                                      =======      ====== ======

11. SUBORDINATED CAPITAL NOTES

  During the year ended June 30, 1996, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. The payment of principal and interest on the current notes is subordinated at all times to any indebtedness or liability of the Company outstanding or incurred after the date of issuance. Costs incurred in the refinance transaction amounted to $1.0 million which were deferred and are being accreted over the life of the notes to yield an effective interest rate of 8.85%. The capital notes are callable at the discretion of the Company at any time after September 30, 1998, at par plus any accrued interest. The indenture provides for restrictions on the amounts of additional indebtedness the Company may incur as well as the amount of dividends and other distributions it may pay with respect to its equity securities, depending on the Company's capital ratio. The refinance transaction resulted in a $474,000, or $0.08 per share extraordinary charge to earnings due to the early extinguishment of debt as a result of writing-off the remaining unamortized transaction costs of $774,000, net of income taxes of $300,000.

                      MAF BANCORP, INC. AND SUBSIDIARIES

12. INCOME TAXES

  Total income tax expense was allocated as follows for the periods indicated:

                                                                  YEAR ENDED
                                                SIX MONTHS ENDED   JUNE 30,
                                                  DECEMBER 31,   -------------
                                                      1996        1996   1995
                                                ---------------- ------  -----
                                                       (IN THOUSANDS)
   Income from continuing operations...........      $5,602      10,805  9,316
   Extraordinary item, for debt
    extinguishment.............................         --         (300)   --
   Stockholders' equity, for compensation
    expense for tax purposes in excess of
    amounts recognized for financial reporting
    purposes...................................         (13)        (13)  (219)
   Stockholders' equity, for change in
    unrealized gain (loss) on marketable
    securities.................................         605        (471)   (32)
                                                     ------      ------  -----
                                                     $6,194      10,021  9,065
                                                     ======      ======  =====

  Retained earnings at December 31, 1996, include $53.9 million of "base-year" tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $21.0 million.

  Income tax expense (benefit) attributable to income from continuing operations for periods indicated is summarized as follows:

                                                                   YEAR ENDED
                                                 SIX MONTHS ENDED   JUNE 30,
                                                   DECEMBER 31,   ------------
                                                       1996        1996  1995
                                                 ---------------- ------ -----
                                                        (IN THOUSANDS)
   Current:
     Federal....................................      $5,050       8,218 6,613
     State......................................         702       1,135 1,280
                                                      ------      ------ -----
                                                       5,752       9,353 7,893
   Deferred:
     Federal....................................        (118)      1,189 1,285
     State......................................         (32)        263   138
                                                      ------      ------ -----
                                                        (150)      1,452 1,423
                                                      ------      ------ -----
       Total income tax expense attributed to
        income from continuing operations.......      $5,602      10,805 9,316
                                                      ======      ====== =====

                      MAF BANCORP, INC. AND SUBSIDIARIES

  The significant components of income tax expense attributable to income from continuing operations for the periods indicated are as follows:

                                                    YEAR ENDED JUNE 30,
                                             ---------------------------------
                            SIX MONTHS ENDED
                              DECEMBER 31,
                                  1996             1996             1995
                            ---------------- ---------------- ----------------
                            CURRENT DEFERRED CURRENT DEFERRED CURRENT DEFERRED
                            ------- -------- ------- -------- ------- --------
                                              (IN THOUSANDS)
Income tax expense
 (exclusive of the effects
 of other components
 listed below)............  $5,739    (150)   9,340   1,452    7,674   1,575
Tax expense resulting from
 allocating tax benefits
 from stock-related
 compensation directly to
 stockholders' equity.....      13     --        13     --       219     --
Decrease in beginning of
 period balance of
 valuation allowance for
 deferred tax assets......     --      --       --      --       --     (152)
                            ------    ----    -----   -----    -----   -----
                            $5,752    (150)   9,353   1,452    7,893   1,423
                            ======    ====    =====   =====    =====   =====

  The reasons for the differences between the effective income tax rate attributable to income from continuing operations and the corporate federal income tax rate are summarized in the following table:

                                                    PERCENTAGE OF INCOME
                                                    BEFORE INCOME TAXES
                                                -----------------------------
                                                                 YEAR ENDED
                                                SIX MONTHS ENDED  JUNE 30,
                                                  DECEMBER 31,   ------------
                                                      1996       1996   1995
                                                ---------------- -----  -----
   Federal income tax rate.....................       35.0%       35.0   35.0
   Items affecting effective income tax rate:
     State income taxes, net of federal bene-
      fit......................................        3.0         3.2    4.4
     Other items, net..........................        1.0        (0.3)  (1.2)
                                                      ----       -----  -----
   Effective income tax rate...................       39.0%       37.9   38.2
                                                      ====       =====  =====

                      MAF BANCORP, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and June 30, 1996 are presented below:

                                                        DECEMBER 31, JUNE 30,
                                                            1996       1996
                                                        ------------ --------
                                                           (IN THOUSANDS)
   Deferred tax assets:
     Loan origination fees.............................   $    593        637
     Deferred compensation.............................      2,565      2,406
     Book general loan loss reserves...................      6,778      6,931
     Book versus tax basis of real estate held for
      sale.............................................      1,271      1,410
     Book versus tax state income tax expense..........        810        810
     Book versus tax basis of loans receivable.........      2,466      2,367
     Book versus tax basis of securities...............        403        847
     Other.............................................        211        360
                                                          --------   --------
       Subtotal........................................     15,097     15,768
     Less: valuation allowance.........................        --         (27)
                                                          --------   --------
       Total deferred tax assets.......................     15,097     15,741
   Deferred tax liabilities:
     Loan origination fees.............................     (1,670)    (1,398)
     Excess of tax bad debt reserve over base year
      amount...........................................     (1,959)    (2,010)
     Book versus tax basis of FHLB stock...............     (1,018)    (1,020)
     Book versus tax state income tax expense..........        (64)       (55)
     Book versus tax basis of real estate held for
      sale.............................................       (150)      (517)
     Book versus tax basis of land and fixed assets....     (1,681)    (1,704)
     Book versus tax basis of capitalized servicing....       (755)      (473)
     Book versus tax basis of intangible assets........     (3,208)    (3,500)
     Book versus tax basis of securities...............       (101)         -
     Other.............................................       (265)      (393)
                                                          --------   --------
       Total deferred tax liabilities..................    (10,871)   (11,070)
                                                          --------   --------
       Net deferred tax asset..........................   $  4,226      4,671
                                                          ========   ========

  The Company believes that it is more likely than not that the net deferred tax asset will be realized, based on historical taxable income levels and anticipated future earnings and taxable income levels. The Company has reported federal taxable income and pre-tax book income amounts totaling approximately $50 million and $66 million over the past three fiscal periods, respectively.

                      MAF BANCORP, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES

  The Bank is defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advise of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

  The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, approximated $265,000, $260,000 and $226,000, respectively. The projected minimum rentals under existing leases (excluding lease escalations) as of December 31, 1996, are as follows (in thousands):

     1997................................................................ $  936
     1998................................................................    842
     1999................................................................    686
     2000................................................................    686
     2001................................................................    642
     Thereafter..........................................................  2,502
                                                                          ------
       Total............................................................. $6,294
                                                                          ======

                      MAF BANCORP, INC. AND SUBSIDIARIES

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values.

  The estimated fair values of the Company's financial instruments as of December 31, 1996 and June 30, 1996 are set forth in the following table below.

                                  DECEMBER 31, 1996      JUNE 30, 1996
                                 -------------------- -------------------
                                  CARRYING    FAIR    CARRYING    FAIR
                                   AMOUNT     VALUE    AMOUNT     VALUE
                                 ---------- --------- --------- ---------
                                              (IN THOUSANDS)
   Financial assets:
     Cash and cash
      equivalents..............  $  125,717   125,717    94,861    94,861
     Investment securities.....     171,818   172,633   171,251   171,123
     Mortgage-backed
      securities...............     359,587   359,269   418,102   414,970
     Loans receivable..........   2,430,113 2,441,195 2,293,399 2,296,526
     Interest receivable.......      20,457    20,457    19,974    19,974
                                 ---------- --------- --------- ---------
       Total financial assets..  $3,107,692 3,119,271 2,997,587 2,997,454
                                 ========== ========= ========= =========
   Financial liabilities:
     Non-maturity deposits.....  $1,013,491 1,013,491 1,022,220 1,022,220
     Deposits with stated
      maturities...............   1,248,735 1,252,946 1,231,880 1,237,102
     Borrowed funds............     659,606   660,689   564,372   561,330
     Interest payable..........       4,940     4,940     5,293     5,293
                                 ---------- --------- --------- ---------
       Total financial
        liabilities............  $2,926,772 2,932,066 2,823,765 2,825,945
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

                      MAF BANCORP, INC. AND SUBSIDIARIES

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

  Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 1996 and June 30, 1996, the fair value of the Bank's mortgage loan commitments of $125.1 million and $166.0 million, respectively, was $308,000 and $(1.4) million, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 1996 and June 30, 1996.

  Mortgage servicing rights. The fair value of mortgage servicing rights is estimated based on the contractual terms of the servicing agreements and the underlying mortgage loans, the current levels of interest rates, and assumed prepayment rates on the underlying mortgage loans. As of December 31, 1996, the fair value of the Bank's $2.0 million of purchased mortgage servicing rights was $2.4 million.

15. REGULATORY CAPITAL

  The Bank is subject to regulatory capital requirements under the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators which could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

  Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 1996 and June 30, 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                      MAF BANCORP, INC. AND SUBSIDIARIES

  The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                 TO BE WELL
                                                              CAPITALIZED UNDER
                                              FOR CAPITAL     PROMPT CORRECTIVE
                               ACTUAL      ADEQUACY PURPOSES  ACTION PROVISIONS
                           --------------- ------------------------------------
                            AMOUNT  RATIO    AMOUNT    RATIO   AMOUNT    RATIO
                           -------- ------ ---------- ----------------- -------
                                          (DOLLARS IN THOUSANDS)
As of December 31, 1996:
  Tangible Capital
   (to Total Assets)...... $219,080  6.96% 1$  47,202  11.50%       N/A
  Core Capital
   (to Total Assets)...... $219,080  6.96% 1$  94,404  13.00% 1$157,339 1 5.00%
  Total Capital
   (to Risk-Weighted
   Assets)................ $235,057 15.05%  1$124,943  18.00% 1$156,178 110.00%
  Core Capital
   (to Risk-Weighted
   Assets)................ $219,080 14.03%        N/A         1$ 93,707 1 6.00%
As of June 30, 1996:
  Tangible Capital
   (to Total Assets)...... $215,582  7.02% 1$  46,095  11.50%       N/A
  Core Capital
   (to Total Assets)...... $215,582  7.02% 1$  92,189  13.00% 1$153,649 1 5.00%
  Total Capital
   (to Risk-Weighted
   Assets)................ $232,625 15.36%  1$121,167  18.00% 1$151,458 110.00%
  Core Capital
   (to Risk-Weighted
   Assets)................ $215,582 14.23%        N/A         1$ 90,875 1 6.00%

  OTS regulations require that in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $20.2 million investment in Mid America Developments and NW Financial at December 31, 1996, all of which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements.

  The Bank is subject to certain annual restrictions on the amount of dividends it may declare to the Company without prior regulatory approval, based on its earnings during the trailing four quarters and its excess capital over the minimum required for capital adequacy purposes. At December 31, 1996, none of the Bank's retained earnings were available for dividend declaration without prior regulatory approval, due to the Bank's $67.0 million of dividend declarations during the last four quarters. Dividends declared during the last four quarters included a special $65.0 million payment in conjunction with the acquisition of NSBI.

16. OFFICER, DIRECTOR AND EMPLOYEE PLANS

  Mid America Federal Employee Stock Ownership Plan (ESOP)/Profit Sharing Plan/401(k) Plan. The Mid America Federal ESOP covers substantially all employees with more than one year of employment who have attained the age of
21. The ESOP borrowed $1.7 million from an unaffiliated third party bank and purchased 321,750 common shares of the Company in the initial public offering. The ESOP loan was paid off during the year ended June 30, 1995. Contributions to the ESOP by the Bank are made to fund the principal and interest payments on any debt of the ESOP or to purchase additional common shares of the Company's stock. For the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, total contributions to the

                      MAF BANCORP, INC. AND SUBSIDIARIES

ESOP were $598,000, $360,000, and $146,000, respectively. The Company purchased 23,000 of its own shares on behalf of the ESOP during the six months ended December 31, 1996. No purchases of shares were made during the years ended June 30, 1996 and 1995.

  The Company maintains a Profit Sharing/401(k) Plan to which it made discretionary contributions of $62,000, $360,000 and $450,000 for the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, respectively. Employees are allowed to make pre-tax contributions of up to 15% of their compensation and after-tax contributions of up to 10% of compensation, subject to certain limitations.

  Stock Option Plans. The Company and its shareholders have adopted an incentive stock option plan ("Incentive Plan") and a premium price stock option plan ("Premium Plan") for the benefit of employees of the Bank.

  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its Incentive and Premium stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                    SIX MONTHS ENDED YEAR ENDED
                                                      DECEMBER 31,    JUNE 30,
                                                          1996          1996
                                                    ---------------- ----------
                                                      (DOLLARS IN THOUSANDS)
   Net income.......................... As reported      $8,775        17,209
                                        Pro-forma         8,533        17,144
   Primary earnings per share.......... As reported         .81          2.76
                                        Pro-forma           .78          2.73
   Fully-diluted earnings per share.... As reported         .81          2.76
                                        Pro-forma           .78          2.73
                                                         ======        ======

  The fair value of each option grant after June 30, 1995 was estimated using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants during the six months ended December 31, 1996 and the year ended June 30, 1996, respectively: dividend yield of 1.33% and 1.38%; expected volatility of 18.6% and 27.5%; risk-free interest rates of 6.34% and 6.82%; expected life of 10 years for each period.

                      MAF BANCORP, INC. AND SUBSIDIARIES

  The number of shares of common stock authorized under the Incentive Plan is 723,462, including 200,000 options which were approved by shareholders at the Company's annual meeting held on October 23, 1996. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. A summary of the stock option activity and related information in the Incentive Plan follows:

                                                              YEAR ENDED JUNE 30,
                                                 -----------------------------------------------
                            SIX MONTHS ENDED
                           DECEMBER 31, 1996              1996                    1995
                         ----------------------- ----------------------- -----------------------
                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                     AVERAGE                 AVERAGE                 AVERAGE
                         SHARES   EXERCISE PRICE SHARES   EXERCISE PRICE SHARES   EXERCISE PRICE
                         -------  -------------- -------  -------------- -------  --------------
Outstanding--beginning
 of period.............. 497,830      $ 5.95     501,050      $5.95      515,075      $5.94
Granted.................  39,500       24.25         --         --           --         --
Exercised...............  (4,100)       6.73      (3,220)      5.22      (14,025)      5.57
                         -------                 -------                 -------
Outstanding--end of
 period................. 533,230      $ 7.30     497,830      $5.95      501,050      $5.95
                         =======      ======     =======      =====      =======      =====
Options exercisable at
 period-end............. 506,897      $ 6.42     497,830      $5.95      501,050      $5.95
                         =======      ======     =======      =====      =======      =====
Weighted-average fair
 value of options
 granted during period..              $ 9.78                  $ --                    $ --
                                      ======                  =====                   =====

  At December 31, 1996, options for 160,581 shares were available for grant under the Incentive Plan.

  The number of shares of common stock authorized under the Premium Plan is 247,500. The option exercise price equals 133% of the fair market value of the common stock on the date of grant with respect to executive officers, 110% with respect to directors and 100% with respect to non-executive officers. The option term cannot exceed 10 years. A summary of the stock option activity and related information in the Premium Plan follows:

                                                            YEAR ENDED JUNE 30,
                                                -------------------------------------------
                            SIX MONTHS ENDED
                           DECEMBER 31, 1996            1996                  1995
                         ---------------------- --------------------- ---------------------
                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                                    AVERAGE               AVERAGE               AVERAGE
                         SHARES  EXERCISE PRICE SHARES EXERCISE PRICE SHARES EXERCISE PRICE
                         ------- -------------- ------ -------------- ------ --------------
Outstanding--beginning
 of period..............  96,081     $27.05     52,724     $26.23     26,976     $26.30
  Granted...............  54,504      32.34     43,357      28.04     25,748      26.15
  Exercised.............     --         --         --         --         --         --
                         -------                ------                ------
Outstanding--end of pe-
 riod................... 150,585     $28.96     96,081     $27.05     52,724     $26.23
                         =======     ======     ======     ======     ======     ======
Options exercisable at
 period-end.............  93,963     $27.69     26,567     $26.25      8,993     $26.30
                         =======     ======     ======     ======     ======     ======
Weighted-average fair
 value of options
 granted during period..             $ 7.75                $ 8.02                $ 9.97
                                     ======                ======                ======

  At December 31, 1996, options for 96,915 shares were available for grant under the Premium Plan.

  Pursuant to the terms of the acquisition of NSBI, a total of 100,000 options previously granted to employees of Northwestern were converted into options to purchase 167,233 shares of the Company's common stock at an exercise price of $4.78 per share. The value of these options was included in the purchase price and added to additional paid-in capital in the consolidated statement of financial condition. A total of 154,232 of these options

                      MAF BANCORP, INC. AND SUBSIDIARIES
were exercised during the six months ended December 31, 1996, leaving 13,001 options outstanding at December 31, 1996.

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                         --------------------------------- ---------------------
                                      WEIGHTED-  WEIGHTED-             WEIGHTED-
                                       AVERAGE    AVERAGE               AVERAGE
  RANGE OF                 OPTIONS    REMAINING  EXERCISE    OPTIONS   EXERCISE
EXERCISE PRICES          OUTSTANDING LIFE (YRS.)   PRICE   EXERCISABLE   PRICE
---------------          ----------- ----------- --------- ----------- ---------
$ 4.78 to $ 8.48........   492,376      3.44      $ 5.64     492,376    $ 5.64
 13.79 to  27.96........   149,069      8.13       25.13     106,072     24.90
 32.25 to  33.58........    55,371      9.55       32.36      15,413     32.30
                           -------                           -------
                           696,816      4.93      $11.93     613,861    $ 9.64
                           =======      ====      ======     =======    ======

  Management Recognition/Retention Plans. In conjunction with the Bank's conversion, the Company formed two Management Recognition and Retention Plans and Trusts ("MRPs"), each of which purchased 80,438 common shares of the Company. The funds used to acquire the MRPs' shares were contributed by the Bank. These shares are available for issuance to employees in key management positions with the Bank. At December 31, 1996, there were no plan share awards outstanding. An additional 147 shares owned by the MRPs have not yet been awarded. For the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, -0-, -0-, and 35,517 shares, respectively, were vested and distributed to employees. For the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, $-0-, $-0-, and $59,000, respectively, was reflected as an expense.

  Supplemental Executive Retirement Plan. During the year ended June 30, 1995, the Bank adopted a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994. Ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant's accrued benefit at the time of death. The Company has life insurance policies which are intended to be used to satisfy obligations of the SERP. For the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, $147,000, $258,000 and $120,000,
respectively, was reflected as an expense for the SERP. The vested liability under the SERP was approximately $264,000 and $131,000 as of December 31, 1996 and June 30, 1996, respectively.

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

  Commitments to originate and purchase loans of $125.1 million at December 31, 1996, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $69.0 million were fixed-rate, with rates ranging from 6.63% to 9.25%, and $56.1 million were adjustable-rate loans. Because

                      MAF BANCORP, INC. AND SUBSIDIARIES
the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. At December 31, 1996, forward commitments to sell mortgage loans for future delivery were $8.7 million, of which $6.5 million are related to loans held for sale, and $2.2 million are unfunded as of December 31, 1996.

  Additionally, the Bank has approved, but unused, home equity lines of credit of $70.2 million at December 31, 1996. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the homes current appraised value, less existing liens, at a commensurate higher interest rate.

  At December 31, 1996, the Bank had 22 standby letters of credit totaling $18.1 million, two of which total $13.3 million, which enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. At December 31, 1996, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and market value of $25.3 million and $25.7 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer, as performance under the letters of credits creates a first position lien in favor of the Bank. Additionally, at December 31, 1996, the Company had 11 standby letters of credit totaling $4.4 million, which insure the completion of land development improvements on behalf of MAF Developments, Inc.

  The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

                      MAF BANCORP, INC. AND SUBSIDIARIES

  In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. During the year ended June 30, 1996, with the acquisition of N.S. Bancorp, the Bank obtained a purchased loan portfolio, consisting of primarily single-family, owner-occupied residential loans located in 45 states, Puerto Rico and the District of Columbia. The following tables identifies the geographic distribution of the Bank's collateral on real estate loans at December 31, 1996 and June 30, 1996.

                                        DECEMBER 31, 1996
                     ----------------------------------------------------------
                         PURCHASED         BANK ORIGINATED         TOTAL
                     REAL ESTATE LOANS    REAL ESTATE LOANS  REAL ESTATE LOANS
                     -------------------- ------------------ ------------------
                      AMOUNT    PERCENT     AMOUNT   PERCENT   AMOUNT   PERCENT
                     ---------- --------- ---------- ------- ---------- -------
                                      (DOLLARS IN THOUSANDS)
   Alabama.......... $   37,829      6.4% $      --     -- % $   37,829    1.6%
   California.......    130,636     22.0         493    --      131,129    5.6
   Colorado.........     27,552      4.6       1,376    0.1      28,928    1.2
   Georgia..........     60,584     10.2       1,233    0.1      61,817    2.6
   Illinois.........     96,177     16.2   1,718,622   98.3   1,814,799   77.5
   Minnesota........     19,129      3.2         899    0.1      20,028    0.8
   New Jersey.......     30,409      5.1       2,907    0.2      33,316    1.4
   New York.........     21,038      3.5       1,645    0.1      22,683    1.1
   Texas............     25,242      4.2       1,295    0.1      26,537    1.1
   Utah.............     22,833      3.8         --     --       22,833    1.0
   All other........    123,565     20.8      19,290    1.0     142,855    6.1
                     ----------  -------  ----------  -----  ----------  -----
     Total..........   $594,994    100.0% $1,747,760  100.0% $2,342,754  100.0%
                     ==========  =======  ==========  =====  ==========  =====

                                          JUNE 30, 1996
                     ----------------------------------------------------------
                         PURCHASED         BANK ORIGINATED         TOTAL
                     REAL ESTATE LOANS    REAL ESTATE LOANS  REAL ESTATE LOANS
                     -------------------- ------------------ ------------------
                      AMOUNT    PERCENT     AMOUNT   PERCENT   AMOUNT   PERCENT
                     ---------- --------- ---------- ------- ---------- -------
                                      (DOLLARS IN THOUSANDS)
   Alabama.......... $   42,198      6.6% $      --    --  % $   42,198    1.9%
   California.......    142,164     21.4         488    0.1     142,652    6.4
   Colorado.........     31,099      4.7       1,456    0.1      32,555    1.5
   Georgia..........     68,983     10.4       1,070    0.1      70,053    3.2
   Illinois.........    100,494     15.1   1,525,155   98.3   1,625,649   73.4
   Minnesota........     21,244      3.2         872    0.1      22,116    1.0
   New Jersey.......     35,397      5.3       1,579    0.1      36,976    1.7
   New York.........     22,671      3.4       1,446    0.1      24,117    1.1
   Texas............     27,723      4.2       1,427    0.1      29,150    1.3
   Utah.............     27,816      4.2         --     --       27,816    1.2
   All other........    144,661     21.5      17,707    1.0     162,368    7.3
                     ----------  -------  ----------  -----  ----------  -----
     Total..........   $664,450    100.0% $1,551,200  100.0% $2,215,650  100.0%
                     ==========  =======  ==========  =====  ==========  =====

                      MAF BANCORP, INC. AND SUBSIDIARIES

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

  The following is a summary of the Bank's forward sales commitment activity for the periods indicated:

                                                               YEAR ENDED
                                           SIX MONTHS ENDED     JUNE 30,
                                             DECEMBER 31,   -----------------
                                                 1996         1996     1995
                                           ---------------- --------  -------
                                                    (IN THOUSANDS)
   Balance at beginning of year...........     $ 39,431       42,100   10,595
   New forward commitments to deliver
    loans.................................       34,734      305,488  123,638
   Loans delivered to satisfy forward
    commitments...........................      (65,489)    (308,157) (92,133)
                                               --------     --------  -------
   Balance at end of year.................     $  8,676       39,431   42,100
                                               ========     ========  =======

  The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain (loss) on sale of mortgage loans for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 are $22,000 of net futures losses, $75,000 of net futures gains and $437,000 of net futures losses, respectively, from hedging activities. At December 31, 1996, the Bank had no deferred gains or losses on futures contracts. At June 30, 1996, the Bank had $4,000 of deferred losses, of which $59,000 were deferred gains on closed positions, and $63,000 were deferred losses on open positions.

  The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

                                                 YEAR ENDED
                             SIX MONTHS ENDED     JUNE 30,
                               DECEMBER 31,   -----------------
                                   1996         1996     1995
                             ---------------- --------  -------
                                      (IN THOUSANDS)
   Balance at beginning of
    year...................      $  6,500        2,700    5,000
   Interest rate futures
    contracts sold.........        29,300      116,800   57,500
   Interest rate futures
    contracts closed.......       (34,300)    (113,000) (59,800)
                                 --------     --------  -------
   Balance at end of year..      $  1,500        6,500    2,700
                                 ========     ========  =======

                       MAF BANCORP, INC. AND SUBSIDIARIES

19. PARENT COMPANY ONLY FINANCIAL INFORMATION

  The information as of December 31, 1996 and June 30, 1996, and for the six month period ended December 31, 1996, and the years ended June 30, 1996 and 1995 presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

                                                          DECEMBER 31, JUNE 30,
                                                              1996       1996
                                                          ------------ --------
                                                             (IN THOUSANDS)
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash and cash equivalents..............................  $  19,067    25,495
  Investment securities..................................      6,161     4,761
  Loans receivable.......................................        --        514
  Equity in net assets of subsidiaries...................    279,356   268,070
  Other assets...........................................     10,302    10,346
                                                           ---------   -------
                                                           $ 314,886   309,186
                                                           =========   =======
Liabilities and Stockholders' Equity:
  Unsecured term bank loan...............................     35,000    35,000
  Subordinated capital notes, net........................     26,709    26,676
  Accrued expenses.......................................      2,552     5,284
                                                           ---------   -------
  Total liabilities......................................     64,261    66,960
                                                           =========   =======
Stockholders' equity:
  Common stock...........................................        112       111
  Additional paid-in capital.............................    171,732   170,956
  Retained earnings......................................     95,412    88,524
  Treasury stock.........................................    (16,769)  (16,540)
  Unrealized gain (loss) on marketable securities, net of
   tax...................................................        138      (825)
                                                           ---------   -------
  Total stockholders' equity.............................    250,625   242,226
                                                           ---------   -------
                                                           $ 314,886   309,186
                                                           =========   =======

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                             SIX MONTHS ENDED    YEAR ENDED
                                               DECEMBER 31,       JUNE 30,
                                             ------------------ --------------
                                               1996     1995     1996    1995
                                             --------  -------- ------  ------
                                                      (UNAUDITED)
(IN THOUSANDS)
STATEMENTS OF OPERATIONS
Interest income............................. $    822      715   1,231   1,056
Interest expense............................    2,367    1,297   2,641   2,163
                                             --------  -------  ------  ------
  Net interest expense......................   (1,545)    (582) (1,410) (1,107)
Gain (loss) on sale of investment
 securities, net............................      251       45     188     (72)
Non-interest expense........................      843      720   1,446   1,256
Extraordinary item, net of tax..............      --      (474)   (474)    --
                                             --------  -------  ------  ------
  Net loss before income tax benefit and
   equity in
   earnings of subsidiaries.................   (2,137)  (1,731) (3,142) (2,435)
Income tax benefit..........................     (890)    (528) (1,107)   (999)
                                             --------  -------  ------  ------
  Net loss before equity in earnings of
   subsidiaries.............................   (1,247)  (1,203) (2,035) (1,436)
Equity in earnings of subsidiaries..........   10,022    9,018  19,244  16,479
                                             --------  -------  ------  ------
  Net income................................ $  8,775    7,815  17,209  15,043
                                             ========  =======  ======  ======

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                         SIX MONTHS ENDED YEAR ENDED JUNE 30,
                                           DECEMBER 31,   ---------------------
                                               1996          1996       1995
                                         ---------------- ----------  ---------
                                                    (IN THOUSANDS)
STATEMENTS OF CASH FLOWS
Operating activities:
  Net income............................     $  8,775         17,209     15,043
  Equity in earnings of subsidiaries....      (10,022)       (19,244)   (16,479)
  Dividends received from the Bank......          --          69,000     10,000
  Extraordinary item, net of tax........          --             474        --
  (Gain) loss on sale of investment
   securities...........................         (251)          (188)        72
  Amortization of premiums and
   discounts............................           36            (28)        80
  Net decrease (increase) in other
   assets and liabilities,
   net of effects from purchase of
   NSBI.................................       (4,139)         7,284     (9,156)
  Decrease in ESOP loan.................          --             --         146
                                             --------     ----------  ---------
    Net cash provided by (used in)
     operating activities...............       (5,601)        74,507       (294)
Investing activities:
  Proceeds from sale of investment
   securities...........................        1,956          1,155      6,516
  Proceeds from maturity of investment
   securities...........................          --          44,000         53
  Repayment of loans receivable.........          514         18,432        --
  Purchases of investment securities....       (2,798)       (26,367)      (960)
  Investment in and loans to
   subsidiary...........................          (91)          (320)     1,275
  Payment for purchase of NSBI, net of
   cash acquired........................          --        (257,437)       --
                                             --------     ----------  ---------
    Net cash provided by (used in)
     investing activities...............         (419)      (220,537)     6,884
Financing activities:
  Proceeds from issuance of common
   stock................................          535        131,255         78
  Proceeds from borrowings..............          --          61,629        --
  Repayment of borrowings...............          --         (20,900)      (146)
  Purchases of treasury stock...........          --          (6,299)    (3,741)
  Cash dividends paid...................         (943)        (2,531)    (1,213)
                                             --------     ----------  ---------
  Net cash provided by (used in)
   financing activities.................         (408)       163,154     (5,022)
                                             --------     ----------  ---------
  Increase (decrease) in cash and cash
   equivalents..........................       (6,428)        17,124      1,568
Cash and cash equivalents at beginning
 of year................................       25,495          8,371      6,803
                                             --------     ----------  ---------
Cash and cash equivalents at end of
 year...................................     $ 19,067         25,495      8,371
                                             ========     ==========  =========

                       MAF BANCORP, INC. AND SUBSIDIARIES

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following are the consolidated results of operations on a quarterly basis:

                                                        SIX MONTHS ENDED
                                                        DECEMBER 31, 1996
                                                    ---------------------------
                                                       FIRST          SECOND
                                                      QUARTER        QUARTER
                                                    -------------  ------------
                                                     (DOLLARS IN THOUSANDS,
                                                    EXCEPT PER SHARE AMOUNTS)
Interest income.................................... $      55,592        57,235
Interest expense...................................        33,503        35,128
                                                    -------------  ------------
  Net interest income..............................        22,089        22,107
Provision for loan losses..........................           350           350
                                                    -------------  ------------
Net interest income after provision for loan
 losses............................................        21,739        21,757
  Net gain on sale of assets.......................           315            65
Income from real estate operations.................         1,663         2,470
Other income.......................................         3,563         3,883
Non-interest expense...............................        13,599        13,263
Special SAIF assessment............................        14,216           --
                                                    -------------  ------------
  Income (loss) before income taxes and
   extraordinary item..............................          (535)       14,912
Income tax expense (benefit).......................          (197)        5,799
                                                    =============  ============
  Net income (loss)................................ $        (338)        9,113
                                                    =============  ============
Earnings (loss) per share.......................... $        (.03)          .83
                                                    =============  ============
Cash dividends declared per share.................. $         .09           .09
                                                    =============  ============
Stock price range:
  High............................................. $       26.50         35.25
  Low..............................................         22.25         26.00
  Close............................................         25.75         34.75
                                                    =============  ============

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                                 YEAR ENDED JUNE 30, 1996
                                              --------------------------------
                                               FIRST  SECOND    THIRD  FOURTH
                                              QUARTER QUARTER  QUARTER QUARTER
                                              ------- -------  ------- -------
                                                  (DOLLARS IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNTS)
Interest income.............................. $32,920 33,969   34,199  42,007
Interest expense.............................  21,751 22,877   22,452  26,141
                                              ------- ------   ------  ------
  Net interest income........................  11,169 11,092   11,747  15,866
Provision for loan losses....................     100    150      200     250
                                              ------- ------   ------  ------
Net interest income after provision for loan
 losses......................................  11,069 10,942   11,547  15,616
Net gain on sale of assets...................     143    158       76      59
Income from real estate operations...........   1,513  1,307    1,550     416
Other income.................................   2,784  2,849    2,848   3,397
Non-interest expense.........................   8,638  8,635    9,165  11,348
                                              ------- ------   ------  ------
  Income before income taxes and
   extraordinary item........................   6,871  6,621    6,856   8,140
Income taxes.................................   2,651  2,552    2,655   2,947
                                              ------- ------   ------  ------
  Income before extraordinary item...........   4,220  4,069    4,201   5,193
Extraordinary item, net of tax...............     --    (474)     --      --
                                              ------- ------   ------  ------
Net income................................... $ 4,220  3,595    4,201   5,193
                                              ======= ======   ======  ======
Earnings per share before extraordinary
 item........................................ $   .72    .69      .74     .69
Extraordinary item, net of tax...............     --    (.08)     --      --
                                              ------- ------   ------  ------
Earnings per share........................... $   .72    .61      .74     .69
                                              ======= ======   ======  ======
Cash dividends declared per share............ $   .08    .08      .08     .08
                                              ======= ======   ======  ======
Stock price range:
  High....................................... $ 25.50  26.25    25.50   27.00
  Low........................................   20.68  24.00    24.50   24.00
  Close......................................   25.13  25.00    24.88   24.50
                                              ======= ======   ======  ======

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
MAF Bancorp, Inc.

  We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 1996 and June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six month period ended December 31, 1996 and for each of the years in the two-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 1996 and June 30, 1996, and the results of their operations and their cash flows for the six month period ended December 31, 1996 and for each of the years in the two-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
February 5, 1997

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

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of executive officers and directors is included in the registrant's proxy statement under the headings "Directors Compensation," "Executive Compensation--Summary Compensation Table," "Employment and Special Termination Agreements," "Supplemental Executive Retirement Plan," "Option Plans," and "Long Term Incentive Plan," and the information included therein is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

  The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data

  Consolidated Statements of Financial Condition at December 31, 1996 and June 30, 1996.

  Consolidated Statements of Operations for the six months ended December 31, 1996 and 1995 (unaudited) and the years ended June 30, 1996 and 1995.

  Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995.

  Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995.

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

(a)(3) Exhibits

  The following exhibits are either filed as part of this report or are incorporated herein by reference:

  Exhibit No. 3. Certificate of Incorporation and By-laws.

  (i) Certificate of Incorporation, as amended. (Incorporated herein by reference to exhibit No. 3 to Registrant's June 30, 1996 Form 10-K).

  (ii) Bylaws of Registrant, as amended. (Incorporated herein by reference to exhibit No. 3 to Registrant's June 30, 1990 Form 10-K).

  Exhibit No. 4. Instruments Defining the Rights of Security Holders.

  Indenture between MAF Bancorp, Inc. and Harris Trust and Savings Bank (Trustee) dated as of September 27, 1995, for the 8.32% Subordinated Notes due September 30, 2005. (Incorporated by reference to Exhibit No. 4 to Registrant's Form S-3 Registration Statement No. 33-96754).

  Exhibit No. 10. Material Contracts

  (i) Mid America Federal Savings Bank Employee Stock Ownership Plan; as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

  (ii) Mid America Federal Savings Bank Employee Stock Ownership Trust Loan and Security Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).

  (iii) Trust Agreement between Mid America Federal Savings Bank and NBD Bank, N.A., Trustee (as successor to INB National Bank and Chesterton State Bank) for the Mid America Federal Savings Bank Employee Stock Ownership Trust. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).

  (iv) Mid America Federal Savings Bank Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1992 Form 10-K).

  (v)  MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended.

  (vi) MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan.

  (vii) Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

  (viii) Mid America Federal Savings Bank Employees' Profit Sharing Plan, as amended.

  (ix) Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).

  (x) Mid America Federal Savings Bank Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1993 Form 10-K).

  (xi) Mid America Federal Savings Bank Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1993 Form 10-K).

  (xii) MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1994 Form 10-K).

  (xiii) MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan.

  (xiv) Mid America Federal Savings Bank Supplemental Executive Retirement Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1995 Form 10-K).

  (xv) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

  (xvi) Form of Employment Agreement, as amended, between Mid America Federal Savings Bank and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

  (xvii) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc. and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

  (xviii) Form of Special Termination Agreement, as amended, between Mid
          America Federal Savings Bank and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

  (xix) Consultant Agreement dated August 27, 1996 between Mid America Federal Savings Bank and Nicholas J. DiLorenzo, Sr. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

  (xx) Consultant Agreement dated January 3, 1997 between Mid America Federal Savings Bank and Lois B. Vasto.

  (xxi) N.S. Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to Registrant's Form S-8 Registration Statement No. 333-06593).

  (xxii) Northwestern Savings and Loan Association Employee Stock Ownership Plan, as amended. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

  (xxiii) MAF Severance Benefits Program for Northwestern Employees, as amended.

  Exhibit No. 11. Statement re: Computation of Per Share Earnings for the periods indicated:

                                         SIX MONTHS ENDED  YEAR ENDED JUNE 30,
                                           DECEMBER 31,   ---------------------
                                               1996          1996       1995
                                         ---------------- ---------- ----------
   Net income..........................    $ 8,775,000    17,209,000 15,043,000
                                           ===========    ========== ==========
   Weighted average shares outstand-
    ing................................     10,442,333     5,825,501  5,557,334
   Common stock equivalents due to
    dilutive effect on stock options...        412,938       412,943    355,453
                                           -----------    ---------- ----------
   Total weighted average common shares
    and equivalents outstanding........     10,855,271     6,238,444  5,912,787
                                           ===========    ========== ==========
   Primary earnings per share..........    $       .81          2.76       2.54
                                           ===========    ========== ==========
   Total weighted average common shares
    and equivalents outstanding........     10,855,271     6,238,444  5,912,787
   Additional dilutive shares using the
    end of period market value versus
    the average market value when ap-
    plying the treasury stock method...         14,063         2,398      6,105
                                           -----------    ---------- ----------
   Total weighted average common shares
    and equivalents outstanding for
    fully diluted computation..........     10,869,334     6,240,842  5,918,892
                                           ===========    ========== ==========
   Fully diluted earnings per share....    $       .81          2.76       2.54
                                           ===========    ========== ==========

  Exhibit No. 12. Statements re: computation of ratio of earnings to fixed charges.

  Exhibit No. 21. Subsidiaries of the Registrant A list of the Company's and Mid America Federal Savings Bank's subsidiaries is included as an exhibit to this report.

  Exhibit No. 23. Consent of KPMG Peat Marwick LLP

(b) Reports on Form 8-K

  On October 22, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from June 30 to December 31, effective for the period ending on December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                    MAF Bancorp, Inc.
                                          _____________________________________
                                                      (Registrant)

                                                   /s/ Allen H. Koranda
                                          By: _________________________________
                                                     ALLEN H. KORANDA
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

             March 3, 1997
_____________________________________
                (Date)

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

              SIGNATURE                        TITLE                 DATE

        /s/ Allen H. Koranda           Chairman of the          March 3, 1997
By: _________________________________   Board and Chief
          ALLEN H. KORANDA              Executive Officer
                                        (Principal
                                        Executive Officer)

       /s/ Jerry A. Weberling          Executive Vice           March 3, 1997
By: _________________________________   President and Chief
         JERRY A. WEBERLING             Financial Officer
                                        (Principal
                                        Financial Officer)

        /s/ Gerard J. Buccino          Senior Vice              March 3, 1997
By: _________________________________   President and
          GERARD J. BUCCINO             Controller
                                        (Principal
                                        Accounting Officer)

       /s/ Robert Bowles, M.D.         Director                 March 3, 1997
By: _________________________________
         ROBERT BOWLES, M.D.

   /s/ Nicholas J. DiLorenzo, Sr.      Director                 March 3, 1997
By: _________________________________
     NICHOLAS J. DILORENZO, SR.

              SIGNATURE                         TITLE                DATE

            /s/ Terry Ekl               Director                March 3, 1997
By: _________________________________
              TERRY EKL

         /s/ Joe F. Hanauer             Director                March 3, 1997
By: _________________________________
           JOE F. HANAUER

         /s/ Kenneth Koranda            Director                March 3, 1997
By: _________________________________
           KENNETH KORANDA

         /s/ Henry Smogolski            Director                March 3, 1997
By: _________________________________
           HENRY SMOGOLSKI

       /s/ F. William Trescott          Director                March 3, 1997
By: _________________________________
         F. WILLIAM TRESCOTT

          /s/ Lois B. Vasto             Director                March 3, 1997
By: _________________________________
            LOIS B. VASTO

         /s/ Andrew J. Zych             Director                March 3, 1997
By: _________________________________
           ANDREW J. ZYCH