Form 10-Q
period 1997-03-31
MAF BANCORP INC
filed 1997-05-15
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


         (Mark one)
            [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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

                                   ---------

                Delaware                                   36-3664868
        (State of Incorporation)                      (I.R.S. Employer
                                                     Identification No.)


      55th Street & Holmes Avenue
       Clarendon Hills, Illinois                            60514
(Address of Principal executive Offices)                  (Zip Code)

                Registrant's telephone number: (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  (CHECK)   No
                                         --------     -----

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 15,530,145 at May 9, 1997.

================================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----


Part I.     Financial Information                                           Page
-------     ---------------------                                           ----

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 1997 (unaudited) and December 31, 1996........     3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 1997 and 1996 (unaudited)..............     4

            Consolidated Statements of Changes in Stockholders' Equity
            for the Three Months Ended March 31, 1997 and 1996 (unaudited)     5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996 (unaudited)........     6

            Notes to Unaudited Consolidated Financial Statements..........     8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................    10

Part II.    Other Information
--------    -----------------

Item 4      Submission of Matters to a Vote of Security Holders...........    28

Item 5      Other Information.............................................    29

Item 6      Exhibits and Reports on Form 8-K..............................    29

            Signature Page................................................    30

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)

                                           March  31,    December 31,
                                              1997           1996
                                          -------------  -------------
                                          (Unaudited)
Assets
------
Cash and due from banks                     $   28,704         45,732
Interest-bearing deposits                       55,277         55,285
Federal funds sold                              49,625         24,700
Investment securities, at amortized
 cost (fair value of $35,327 at
 March 31, 1997 and $72,855 at December
 31, 1996)                                      35,201         72,040
Investment securities available for
 sale, at fair value                            77,226         69,049
Stock in Federal Home Loan Bank of
 Chicago, at cost                               30,729         30,729
Mortgage-backed securities, at
 amortized cost (fair value of $248,867
 at March 31, 1997 and $266,340 at
  December 31, 1996)                           250,504        266,658
Mortgage-backed securities available
 for sale, at fair value                        86,281         92,929
Loans receivable held for sale                   6,284          6,495
Loans receivable, net of allowance for
 losses of $18,010 at March 31, 1997 and
 $17,914 at December 31, 1996                2,470,660      2,423,618
Accrued interest receivable                     20,719         20,457
Foreclosed real estate                             773          1,257
Real estate held for development or sale        34,586         28,112
Premises and equipment, net                     33,686         32,302
Excess of cost over fair value of net
 assets acquired                                25,608         26,347
Other assets                                    30,586         34,631
                                            ----------      ---------
                                            $3,236,449      3,230,341
                                            ==========      =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits                                    2,291,065      2,262,226
 Borrowed funds                                601,114        632,897
 Subordinated capital notes, net                26,726         26,709
 Advances by borrowers for taxes and
  insurance                                     21,761         18,442
 Accrued expenses and other liabilities         40,673         39,442
                                            ----------      ---------
  Total liabilities                          2,981,339      2,979,716
                                            ----------      ---------
Stockholders' equity:
 Preferred stock, $.01 par value;
  authorized 5,000,000
  shares; none outstanding                           -              -
 Common stock, $.01 par value;
  authorized 60,000,000 shares;
  16,936,673 shares issued; 15,643,695
  outstanding at March 31, 1997,
  16,878,768 shares issued; 15,735,199
  outstanding at December 31, 1996                 169            168
 Additional paid-in capital                    172,010        171,732
 Retained earnings, substantially
  restricted                                   103,700         95,356
 Unrealized loss on marketable
  securities, net of tax                          (365)           138
 Treasury stock, at cost; 1,292,978
  shares at March 31, 1997 and
  1,143,569 shares at December 31, 1996        (20,404)       (16,769)
                                            ----------      ---------
  Total stockholders' equity                   255,110        250,625
Commitments and contingencies
                                            ----------      ---------
                                            $3,236,449      3,230,341
                                            ==========      =========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                               Three Months Ended
                                                                   March 31,
                                                               ------------------
                                                                 1997      1996
                                                               --------  --------
                                                                   (Unaudited)
Interest income:
  Loans receivable                                              $47,524    27,978
  Mortgage-backed securities                                      4,586     1,843
  Mortgage-backed securities available for sale                   1,432     2,334
  Investment securities                                           1,819       793
  Investment securities available for sale                          973       574
  Interest-bearing deposits and federal funds sold                1,633       677
                                                                -------    ------
      Total interest income                                      57,967    34,199
                                                                -------    ------
Interest expense:
  Deposits                                                       23,789    15,037
  Borrowed funds                                                 10,626     7,415
                                                                -------    ------
      Total interest expense                                     34,415    22,452
                                                                -------    ------
      Net interest income                                        23,552    11,747
Provision for loan losses                                           300       200
                                                                -------    ------
      Net interest income after provision for loan losses        23,252    11,547
                                                                -------    ------
Non-interest income:
  Gain on sale of:
    Loans receivable                                                 18        11
    Mortgage-backed securities                                        6        38
    Investment securities                                            78        --
    Foreclosed real estate                                           68        27
  Income from real estate operations                              1,416     1,550
  Deposit account service charges                                 1,562     1,205
  Loan servicing fee income                                         606       597
  Brokerage commissions                                             476       476
  Other                                                             779       570
                                                                -------    ------
      Total non-interest income                                   5,009     4,474
                                                                -------    ------
Non-interest expense:
  Compensation and benefits                                       7,350     5,213
  Office occupancy and equipment                                  1,530       948
  Federal deposit insurance premiums                                366       770
  Advertising and promotion                                         497       374
  Data processing                                                   459       431
  Amortization of goodwill                                          339        --
  Other                                                           2,482     1,429
                                                                -------    ------
      Total non-interest expense                                 13,023     9,165
                                                                -------    ------
      Income before income taxes                                 15,238     6,856
Income tax expense                                                5,952     2,655
                                                                -------    ------
      Net income                                                $ 9,286     4,201
                                                                =======    ======
Primary and fully-diluted earnings per share                    $   .57       .49
                                                                =======    ======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                                     Unrealized gain (loss)
                                              Additional                 on marketable
                                      Common   paid-in    Retained        securities,        Treasury
Three Months Ended March 31, 1997     stock    capital    earnings         net of tax         stock     Total
---------------------------------     ------  ----------  ---------  ----------------------  --------  -------
Balance at December 31, 1996          $ 168    171,732      95,356            138            (16,769)  250,625
Net income                               --         --       9,286             --                 --     9,286
Proceeds from exercise of
  57,905 stock options                    1        278          --             --               (236)       43
Market value adjustment
  on available for sale
  securities                             --         --          --           (503)                --      (503)
Purchase of treasury stock               --         --          --             --             (3,399)   (3,399)
Cash dividends ($.06 per share)          --         --        (942)            --                 --      (942)
                                      -----    -------     -------           ----            -------   -------
Balance at March 31, 1997             $ 169    172,010     103,700           (365)           (20,404)  255,110
                                      =====    =======     =======           ====            =======   =======

Three Months Ended March 31, 1996
---------------------------------
Balance at December 31, 1995          $  59     39,750      80,377            125            (10,005)  110,306
Net income                               --         --       4,201             --                 --     4,201
Proceeds from exercise of 1,425
  stock options                          --          5          --             --                 --         5
Tax benefits from stock-related
  compensation                           --          7          --             --                 --         7
Market value adjustment on
  available for sale securities          --         --          --           (373)                --      (373)
Purchase of treasury stock               --         --          --             --             (4,072)   (4,072)
Cash dividends ($.053 per share)         --         --        (420)            --                 --      (420)
                                      -----    -------     -------           ----            -------   -------
Balance at March 31, 1996             $  59     39,762      84,158           (248)           (14,077)  109,654
                                      =====    =======     =======           ====            =======   =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             1997       1996
                                                          ----------  ---------
                                                               (Unaudited)
Operating activities:
Net income                                                $   9,286      4,201
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                729        470
   Provision for loan losses                                    300        200
   Deferred income tax expense                                  419       (896)
   Amortization of premiums, discounts, loan fees
    and intangible assets                                       683        118
   Net gain on sale of loans, mortgage-backed
    securities, and real estate held for
    development or sale                                      (1,439)    (1,599)
   Gain on sale of investment securities                        (78)        --
   Increase in accrued interest receivable                     (262)      (509)
   Net decrease in other assets and liabilities               4,209      1,591
 Loans originated for sale                                   (2,550)   (43,055)
 Loans purchased for sale                                   (15,784)   (18,811)
 Sale of loans originated and purchased for sale             18,366     62,303
 Sale of mortgage-backed securities available for sale        1,540      9,413
                                                          ---------   --------
      Net cash provided by operating activities              15,419     13,426
                                                          ---------   --------
Investing activities:
 Loans originated for investment                           (132,912)  (110,452)
 Principal repayments on loans receivable                   126,718     98,076
 Principal repayments on mortgage-backed securities          22,372     14,048
 Proceeds from maturities of investment securities
  available for sale                                         42,109      1,892
 Proceeds from maturities of investment securities
  held to maturity                                           39,266        415
 Proceeds from sale of:
  Investment securities available for sale                      391         --
  Real estate held for development or sale                    9,174      4,678
  Premises and equipment                                          4         --
 Purchases of:
  Loans receivable held for investment                      (43,226)   (67,485)
  Investment securities available for sale                  (50,989)       (80)
  Investment securities held to maturity                     (1,969)      (113)
  Stock in Federal Home Loan Bank of Chicago                     --     (2,050)
  Real estate held for development or sale                  (12,188)      (591)
  Premises and equipment                                     (2,135)      (907)
                                                          ---------   --------
      Net cash used in investing activities                  (3,385)   (62,569)
                                                          ---------   --------

                                                                   (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              1997       1996
                                                           ----------  ---------
                                                                (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                      $ 25,000    60,000
 Repayment of FHLB of Chicago advances                        (55,000)  (25,000)
 Repayment of collateralized mortgage obligations              (2,131)   (1,130)
 Proceeds from exercise of stock options                           43         5
 Purchase of treasury stock                                    (3,399)   (4,072)
 Cash dividends                                                  (944)     (435)
 Net increase in deposits                                      28,967    16,058
 Decrease in advances by borrowers for taxes and insurance      3,319     3,386
                                                             --------   -------
     Net cash provided (used in) financing activities          (4,145)   48,812
                                                             --------   -------
Increase (decrease) in cash and cash equivalents                7,889      (331)
                                                             --------   -------
Cash and cash equivalents at beginning of period              125,717    77,797
                                                             --------   -------
Cash and cash equivalents at end of period                   $133,606    77,466
                                                             ========   =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                    $ 35,457    22,315
  Income taxes                                                     --     2,400
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate           331        89
 Loans receivable swapped into mortgage-backed securities       1,535     9,362
 Treasury stock received for option exercises                     236        --
                                                             ========   =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                   Three Months Ended March 31, 1997 and 1996


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

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1997.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Federal Savings Bank and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three month period ended March 31, 1997 and 1996 and as of December 31, 1996. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

     For purposes of computed earnings per share, the number of average shares outstanding for the periods indicated is as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                               1997           1996
                                          --------------  ------------

      Primary earnings per share            16,177,465      8,512,629
      Fully-diluted earnings per share      16,193,878      8,512,929
                                            ==========      =========

     All share amounts have been adjusted for the 3-for-2 stock split announced by the Company on April 30, 1997, which is payable on July 9, 1997 to shareholders of record on June 17, 1997.

     The large increase in average shares outstanding is due to the acquisition of N.S. Bancorp, Inc. ("NSBI" or "Northwestern") on May 30, 1996, whereby the Company issued 7,792,065 of its common shares as part of the merger consideration.

(3)  Commitments and Contingencies

     At March 31, 1997, the Bank had outstanding commitments to originate and purchase loans of $160.0 million, of which $90.6 million were fixed-rate loans, with rates ranging from 6.630% to 9.250%, and $69.4 million were adjustable-rate loans. At March 31, 1997, commitments to sell loans were $18.1 million.

     At March 31, 1997, the Bank had outstanding 22 standby letters of credit totaling $18.1 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had 12 outstanding standby letters of credit totaling $4.5 million related to real estate development improvements.

(4) Reclassifications

     Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation.

(5)  New Accounting Pronouncement

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computations of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully-diluted EPS with diluted EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully-diluted EPS under APB 15.

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. However, pro forma EPS disclosures for periods prior to adoption is allowed. Had the provisions of SFAS No. 128 been adopted for the three months ended March 31, 1997 and 1996, earnings per share would have been as follows:

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             1997        1996
                                                            ------      ------
           As reported:
             Primary and fully-diluted earnings per share    $0.57        0.49
                                                             =====        ====
           Pro forma:
           Basic earnings per share                           0.59        0.53
           Diluted earnings per share                         0.57        0.49
                                                             =====        ====

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

    The Bank is a consumer-oriented financial institution offering various financial services to its customers through 20 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago, due to the acquisition of NSBI. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial") (which the Company acquired with NSBI), the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

Regulation and Supervision

     The Bank is subject to extensive regulation, by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Company and their operations.

Capital Standards. Savings associations must meet three capital requirements; core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio.

        Core Capital Requirement

     The core capital requirement, or the required "leverage limit" currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. Core capital generally includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks, such as Mid America Developments, are required to be deducted from total capital. See "Deductions from Regulatory Capital on Non-Permissible Activities".

        Tangible Capital Requirement

     Under OTS regulation, savings institutions are required to meet a tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets, plus purchased mortgage servicing rights in an amount includable in core capital.

        Risk-Based Capital Requirement

     The risk-based capital requirement provides that savings institutions maintain total capital equal to not less than 8% of total risk-weighted assets. For purposes of the risk-based capital computation, total capital is defined as core capital, as defined above, plus supplementary capital, primarily general loan loss reserves (limited to a maximum of 1.25% of total risk-weighted assets.) Supplementary capital included in total capital cannot exceed 100% of core capital.

     At March 31, 1997, the Bank was in compliance with all of its capital requirements as follows:

                                                    March 31, 1997             December 31, 1996
                                               ------------------------    ------------------------
                                                             Percent of                  Percent of
                                                 Amount        Assets        Amount        Assets
                                               ----------    ----------    ----------    -----------
                                                              (Dollars in thousands)
Stockholder's equity of the Bank               $  274,487       8.55%      $  273,545       8.52%
                                               ==========      =====       ==========      =====
Tangible capital                               $  220,980       7.01%      $  219,080       6.96%
Tangible capital requirement                       47,258       1.50           47,202       1.50
                                               ----------      -----       ----------      -----
Excess                                         $  173,722       5.51%      $  171,878       5.46%
                                               ==========      =====       ==========      =====
Core capital                                   $  220,980       7.01%      $  219,080       6.96%
Core capital requirement                           94,515       3.00           94,404       3.00
                                               ----------      -----       ----------      -----
Excess                                         $  126,465       4.01%      $  124,676       3.96%
                                               ==========      =====       ==========      =====
Core and supplementary capital                 $  237,092      14.96%      $  235,057      15.05%
Risk-based capital requirement                    126,806       8.00          124,943       8.00
                                               ----------      -----       ----------      -----
Excess                                         $  110,286       6.96%      $  110,114       7.05%
                                               ==========      =====       ==========      =====
Total Bank assets                              $3,209,243                  $3,209,058
Adjusted total Bank assets                      3,150,504                   3,146,788
Total risk-weighted assets                      1,644,215                   1,624,489
Adjusted total risk-weighted assets             1,585,078                   1,561,782
Investment in Bank's real estate subsidiary        20,875                      20,184
                                               ==========                  ==========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:

                                          March 31,    December 31,
                                            1997           1996
                                          ---------    ------------
                                                (in thousands)

Stockholder's equity of the Bank          $274,487        273,545
Goodwill and other non-allowable
 intangible assets                         (33,274)       (34,368)
Non-permissible subsidiary deduction       (20,875)       (20,184)
Non-includable purchased mortgage
 servicing rights                             (212)          (203)
SFAS No. 115 capital adjustment                854            290
                                          --------        -------
 Tangible and core capital                 220,980        219,080
General loan loss reserves                  16,510         16,414
Land loans greater than 80%                   (398)          (437)
 loan-to-value                            --------        -------
 Core and supplementary capital           $237,092        235,057
                                          ========        =======

        Deductions from Regulatory Capital on Non-Permissible Activities

     Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiaries, Mid America Developments, and NW Financial, which was acquired on May 30, 1996 as part of the acquisition of NSBI. As of July 1, 1996, 100% of such investment in and advances to Mid America Developments and NW Financial was required to be deducted from capital.

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

     The following is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                           3/31/97  12/31/96  9/30/96  6/30/96  3/31/96
                          --------  --------  -------  -------  -------
                                         (in thousands)
Common stock              $  1,657     1,657    1,657    1,657    1,397
Retained earnings           10,955    10,642   10,767   12,308    2,982
Intercompany advances        8,263     7,885    7,637    7,729      227
                          --------    ------   ------   ------    -----
                          $ 20,875    20,184   20,061   21,694    4,606
                          ========    ======   ======   ======    =====

     The increase in the Bank's investment balance at June 30, 1996 is due to the acquisition of Northwestern. As a result of the Bank's $20.9 million investment in and advances to Mid America Developments and NW Financial at March 31, 1997, the Bank is currently required to reduce capital for purposes of computing regulatory capital by $20.9 million.

        Interest Rate Risk Component of Regulatory Capital

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of March 31, 1997, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At March 31, 1997, the Bank met each of its capital requirements.

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

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. Also, SAIF members will continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate is currently 6.48 basis points. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconfoming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Changes in Financial Condition

     Total assets of the Company were $3.24 billion at March 31, 1997, relatively unchanged from $3.23 billion at December 31, 1996.

     Cash and short-term investments totaled a combined $133.6 million at March 31, 1997, an increase of $7.9 million from the combined balance of $125.7 million at December 31, 1996.

     Investment securities classified as held to maturity decreased $36.8 million to $35.2 million at March 31, 1997. The decrease is due to maturities of U.S. Government agency obligations totaling $17.4 million, and the call, prior to maturity, of $20.0 million of FHLB callable notes, offset by purchases of $1.9 million.

     Investment securities available for sale increased $8.2 million to $77.2 million at March 31, 1997. The increase is due to purchases of $51.0 million of primarily U.S. Government and agency securities, offset by maturities of $42.1 million, and sales of marketable equity securities with a book value of $313,000. The Company recognized a gain on the sale of investment securities of $78,000 during the three months ended March 31, 1997. At March 31, 1997, gross unrealized gains in the available for sale portfolio were $143,000, compared to $592,000 at December 31, 1996.

     Mortgage-backed securities classified as held to maturity decreased $16.2 million to $250.5 million at March 31, 1997, compared to $266.7 million at December 31, 1996. The decrease is primarily due to amortization and prepayments in the portfolio. The Bank did not actively purchase any mortgage-backed securities during the current period due to the ability to generate loans receivable for its own portfolio through its retail and wholesale originations.

     Mortgage-backed securities available for sale decreased $6.6 million to $86.3 million at March 31, 1997, compared to $92.9 million at December 31, 1996. The decrease is due to amortization and prepayment activity in the portfolio. There was no purchase or sale activity during the three month period ended March 31, 1997. Gross unrealized losses in the available for sale portfolio were $722,000 at March 31, 1997, compared to $352,000 at December 31, 1996.

     The Bank has $161.4 million of CMO securities at March 31, 1997, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans. Additionally, included in mortgage-backed securities held to maturity as of March 31, 1997, and December 31, 1996 are $36.2 million, and $38.1 million, respectively of FHLMC securities with an average yield of 8.80% and 8.73%, respectively, which collateralize a similar amount of CMO bonds issued by the Bank's special purpose finance subsidiaries. Principal repayments and prepayments on these securities are available exclusively for the repayment of the CMO bonds which they collateralize.

     Loans receivable, including loans held for sale, increased $46.8 million, or 1.9%, to $2.48 billion at March 31, 1997. The Bank originated and purchased (through wholesale originations) $195.9 million during the three month period ended March 31, 1997. Offsetting this increase was amortization and prepayments totaling $126.7 million, as well as sales of $19.8 million. Loans receivable held for sale was relatively unchanged at $6.3 million as of March 31, 1997, compared to $6.5 million at December 31, 1996. The Company has reduced its sales activity of longer term, fixed-rate originations in an effort to better utilize the Bank's capital base. The relatively small balance in loans held for sale as of March 31, 1997 is a result of the Company reducing its sales activity.

     The allowance for loan losses totaled $18.0 million at March 31, 1997, an increase of $96,000 from the balance at December 31, 1996, due to a $300,000 provision for loan losses, offset by net charge-offs of $204,000. The Bank's allowance for loan losses to total loans outstanding was .72% at March 31, 1997, compared to .73% at December 31, 1996. Non-performing loans increased $1.6 million to $15.1 million at March 31, 1997, or .61% of total loans receivable, compared to $13.5 million, or .55% at December 31, 1996.

     Real estate held for development or sale increased $6.5 million to $34.6 million at March 31, 1997. A summary of real estate held for development or sale is as follows:

                                  March 31,  December 31,
                                    1997         1996
                                  ---------  ------------
                                       (in thousands)
MAF Developments, Inc.
 Harmony Grove                      $ 4,103         4,164
 Clow Creek Farm                        388           717
 Creekside of Remington               1,792         1,760
 Other                               11,380         4,392
                                    -------        ------
                                     17,663        11,033
                                    -------        ------
Mid America Developments, Inc.
 Ashbury                                 65           122
 Woods of Rivermist                     263           546
                                    -------        ------
                                        328           668
                                    -------        ------
NW Financial, Inc.
 Reigate Woods                        6,108         6,263
 Woodbridge                           9,262         8,348
 Fields of Ambria                     1,225         1,800
                                    -------        ------
                                     16,595        16,411
                                    -------        ------
                                    $34,586        28,112
                                    =======        ======

     The Company had 37 lot sales in Harmony Grove for the quarter ended March 31, 1997, which were offset by continued development costs. In addition, the development's commercial site was sold in February 1997 for a pre-tax profit of $228,000. As of March 31, 1997 there are 15 lots under contract in Harmony Grove. The next phase of the subdivision will be available for sale to builders in the second quarter. Closings are anticipated to occur in the third and fourth quarters of 1997. Clow Creek Farm is substantially complete, with only 19 lots remaining, of which seven are under contract as of March 31, 1997. The Creekside of Remington subdivision, with 170 total lots, and 137 lots remaining, had no sales or development activity during the current three month period. Seven lots are under contract as of March 31, 1997. The $7.0 million increase in the other category represents an additional land parcel purchased for future development.

     Ashbury had four lot sales, with the remaining four lots of this 1,115-lot subdivision under contract at March 31, 1997. The balance in the Woods of Rivermist subdivision decreased due to three lot sales during the current quarter. At March 31, 1997, the development is substantially complete, with one of the remaining four lots under contract.

     The balance of Reigate Woods decreased due to continued sales of homesites. At March 31, 1997, there are 50 remaining homesites, with five homesites under contract. The $914,000 increase in Woodbridge is primarily due to additional costs on homes under construction. At March 31, 1997, there are 140 homesites remaining, with 79 under contract. There were 5 home sales in Fields of Ambria during the three months ended March 31, 1997. At March 31, 1997, there are 10 homesites remaining, none of which were under contract.

     Deposits increased $28.8 million, to $2.29 billion at March 31, 1997. After consideration of interest credited to accounts of $23.8 million for the three months ended March 31, 1997, actual cash inflows were $5.1 million.

     Borrowed funds, which consist primarily of FHLB of Chicago advances and CMO bonds payable, decreased $31.8 million to $601.1 million at March 31, 1997. The primary reason for the decrease is due to the Bank decreasing its FHLB of Chicago advances by a net $30.0 million since December 31, 1996. The Bank was able to repay maturing FHLB of Chicago advances, as cash received from amortization and prepayments of its loan and mortgage-backed securities portfolios provided adequate liquidity for mortgage loan originations during the current quarter. The remaining decrease in borrowed funds is due to normal amortization of the CMO bonds payable.

Asset Quality

     Non-Performing Assets. When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank contacts the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will initiate foreclosure proceedings. Interest income on loans is reduced by the full amount of accrued and uncollected interest on loans which are in foreclosure or otherwise determined to be uncollectible.

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

     At March 31, 1997, the Bank has one loan which is considered impaired based on the criteria above. The average balance of this impaired loan was $2.9 million during the current quarter. A specific reserve of $1.5 million is recorded against this impaired loan, and the net recorded balance of this loan is $1.4 million. No interest income was recorded on this loan during the three months ended March 31, 1997.

     For the quarter ended March 31, 1997, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $267,000, compared to $134,000 for the three months ended March 31, 1996.

     As of March 31, 1997, the Bank's ratio of non-performing loans to total loans was .61%, compared to .55% at December 31, 1996 and .60% at March 31, 1996.

     Foreclosed real estate decreased $484,000 to $773,000 at March 31, 1997, due to the sale of three single family residential properties. At March 31, 1997, foreclosed real estate consists primarily of five single-family residences.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                               61-90 Days                 91 Days or More
                      ----------------------------  ----------------------------
                              Principal                     Principal
                      Number  Balance of  Percent   Number  Balance of  Percent
                        of    Delinquent     of       of    Delinquent     of
                      Loans     Loans      Total    Loans     Loans      Total
                      ------  ----------  --------  ------  ----------  --------
                                       (Dollars in thousands)

March 31, 1997          54      $7,582      .30%      81      $14,102     .57%
                        ==      ======      ===       ==      =======     ===
December 31, 1996       48      $6,834      .28%      76      $ 9,780     .40%
                        ==      ======      ===       ==      =======     ===
September 30, 1996      48      $6,050      .25%      63      $ 8,688     .36%
                        ==      ======      ===       ==      =======     ===
June 30, 1996           24      $3,107      .14%      38      $ 5,504     .24%
                        ==      ======      ===       ==      =======     ===
March 31, 1996           9      $  867      .07%      35      $ 3,376     .28%
                        ==      ======      ===       ==      =======     ===

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                           At
                                          ----------------------------------------------------------------------
                                           3/31/97     12/31/96     9/30/96     6/30/96     3/31/96    12/31/95
                                          ---------    ---------   ---------   ---------   ---------   ---------
                                                                    (In thousands)
          Real estate loans:
           One-to four-family:
            Held for investment           $2,198,886   2,160,525   2,114,595   2,032,102   1,227,470   1,156,852
            Held for sale                      6,284       6,495       1,250       9,314      14,817      24,327
           Multi-family                       97,483      92,968      93,246      94,713      81,919      80,817
           Commercial                         45,459      46,313      45,875      46,101      45,087      45,115
           Construction                       17,277      17,263      15,854      16,090      17,860      16,403
           Land                               26,561      25,685      22,932      26,644      26,149      22,608
                                          ----------   ---------   ---------   ---------   ---------   ---------
            Total real estate loans        2,391,950   2,349,249   2,293,752   2,224,964   1,413,302   1,346,122

          Other loans:
           Consumer loans:
            Equity lines of credit            88,595      86,614      83,786      79,193      75,902      74,380
            Home equity loans                 13,634      14,251      13,126      10,525       8,877       7,537
            Other                              5,838       5,009       4,797       4,110       3,946       3,494
                                          ----------   ---------   ---------   ---------   ---------   ---------
            Total consumer loans             108,067     105,874     101,709      93,828      88,725      85,411
           Commercial business lines           2,333       1,871       2,098       1,821       2,220       2,234
                                          ----------   ---------   ---------   ---------   ---------   ---------
            Total other loans                110,400     107,745     103,807      95,649      90,945      87,645
                                          ----------   ---------   ---------   ---------   ---------   ---------
            Total loans receivable         2,502,350   2,456,994   2,397,559   2,320,613   1,504,247   1,433,767

          Less:
           Loans in process                    6,700       7,620       6,406       6,715       8,843       7,893
           Unearned discounts, premiums
            and deferred loan fees, net          696       1,347       2,572       3,245      (1,416)       (914)
           Allowance for loan losses          18,010      17,914      17,589      17,254       9,498       9,288
                                          ----------   ---------   ---------   ---------   ---------   ---------
            Total loans receivable, net    2,476,944   2,430,113   2,370,992   2,293,399   1,487,322   1,417,500
          Loans receivable held for sale      (6,284)     (6,495)     (1,250)     (9,314)    (14,817)    (24,327)
                                          ----------   ---------   ---------   ---------   ---------   ---------
            Loans receivable, net         $2,470,660   2,423,618   2,369,742   2,284,085   1,472,505   1,393,173
                                          ==========   =========   =========   =========   =========   =========

   Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                                         At
                                                                           ------------------------------------------------------
                                                                           3/31/97  12/31/96  9/30/96  6/30/96  3/31/96  12/31/95
                                                                           -------  --------  -------  -------  -------  --------
                                                                                               (In thousands)
         Non-performing loans:
         One- to four-family and multi-family loans:
          Non-accrual loans                                                $ 8,757     7,680    5,929    5,415    2,801     1,925
          Accruing loans 91 days or more overdue                             1,008       896    1,589    1,940    1,235     1,440
                                                                           -------  --------  -------  -------  -------  --------
            Total                                                            9,765     8,576    7,518    7,355    4,036     3,365
                                                                           -------  --------  -------  -------  -------  --------
         Commercial real estate, construction and land loans:
          Non-accrual loans                                                  4,254     3,762      889      433      439       211
          Accruing loans 91 days or more overdue                               599       699      599      459                233
          Restructured or renegotiated loans                                    --        --    4,271    4,299    4,321     4,344
                                                                           -------  --------  -------  -------  -------  --------
            Total                                                            4,853     4,461    5,759    5,191    4,760     4,788
                                                                           -------  --------  -------  -------  -------  --------
         Other loans:
          Non-accrual loans                                                    366       353      385      287      223       163
          Accruing loans 91 days or more overdue                                79        74       23       --       --        15
                                                                           -------  --------  -------  -------  -------  --------
            Total                                                              445       427      408      287      223       178
                                                                           -------  --------  -------  -------  -------  --------
          Total non-performing loans:
            Non-accrual loans                                               13,377    11,795    7,203    6,135    3,463     2,299
            Accruing loans 91 days or more overdue                           1,686     1,669    2,211    2,399    1,235     1,688
            Restructured or renegotiated loans                                  --        --    4,271    4,299    4,321     4,344
                                                                           -------  --------  -------  -------  -------  --------
             Total                                                         $15,063    13,464   13,685   12,833    9,019     8,331
                                                                           =======  ========  ======== =======  =======  ========
         Non-accrual loans to total loans                                      .54%      .48      .30      .27      .23       .16
         Accruing loans 91 days or more overdue to total loans                 .07       .07      .09      .10      .08       .12
         Restructured or renegotiated loans to total loans                     .00       .00      .18      .19      .29       .31
                                                                           -------  --------  -------  -------  -------  --------
            Non-performing loans to total loans                                .61%      .55      .57      .56      .60       .59
                                                                           =======  ========  ======== =======  =======  ========
         Foreclosed real estate (net of related reserves):
          One- to four-family                                              $   773     1,257    1,068      888      109       249
          Commercial, construction and land                                     --        --       --       --       --        --
                                                                           -------  --------  -------  -------  -------  --------
            Total                                                          $   773     1,257    1,068      888      109       249
                                                                           =======  ========  ======== =======  =======  ========
         Non-performing loans and foreclosed real estate
          to total loans and foreclosed real estate                            .63%      .60      .62      .60      .61       .61
                                                                           =======  ========  ======== =======  =======  ========
         Total non-performing assets                                       $15,836    14,721   14,753   13,721    9,128     8,580
                                                                           =======  ========  ======== =======  =======  ========
         Total non-performing assets to total assets                           .49%      .46      .47      .44      .46       .45
                                                                           ======== ========  ======== =======  =======  ========

Liquidity and Capital Resources


     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $26.7 million of 8.32% subordinated notes and $35.0 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases with excess cash flow. The Company also maintains a one year, $15.0 million unsecured revolving line of credit from a commercial bank, of which no balances have been drawn. The line of credit maturity date was recently renewed and extended to April 30, 1998. For the three month period ended March 31, 1997, the Company received $8.0 million in dividends from the Bank and declared a common stock dividend of $.06 per share, which was paid on April 4, 1997.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current three month period the Bank borrowed $25.0 million of primarily fixed-rate FHLB of Chicago advances and repaid $55.0 million of maturing advances. The Bank was able to fund mortgage loan originations held for investment for the current quarter with liquidity from prepayments and amortization from its mortgage loan and mortgage-backed securities portfolios.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended March 31, 1997, the Bank's average liquidity ratio was 6.42%. At March 31, 1997, total liquidity was $143.3 million, or 6.04%, which was $24.6 million in excess of the 5.0% regulatory requirement.

     During the three months ended March 31, 1997, the Bank originated and purchased loans totaling $195.9 million compared with $240.2 million during the same period a year ago. Loan sales and swaps for the three months ended March 31, 1997, were $19.8 million, compared to $71.3 million for the prior year period, reflecting the Bank's current strategy of holding more loan originations for investment purposes during the current three month period. The Bank has outstanding commitments to originate and purchase loans of $160.0 million and commitments to sell or swap loans of $18.1 million at March 31, 1997.

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

     The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the last nine months, the Bank has been retaining the majority of the retail fixed-rate originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with NSBI.

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

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at March 31, 1997, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals and loan prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations of Mid America Finance Corporation included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations, while the Northwestern Acceptance Corporation collateralized mortgage obligations are adjustable-rate and included in the 6 months or less category.

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

                                                                     At March 31, 1997
                                          ------------------------------------------------------------------------
                                                       More Than   More Than    More Than
                                           6 Months    6 Months     1 Year       3 Years    More Than
                                            or Less    to 1 Year  to 3 Years   to 5 Years    5 Years      Total
                                          -----------  ---------- -----------  -----------  ----------  ----------
                                                                      (In thousands)
Interest-earning  assets:
 Loans receivable                            $658,590     484,098     716,238      241,996     394,728   2,495,650
 Mortgage-backed securities                   139,436      32,014      46,198       32,054      86,234     335,936
 Interest-bearing deposits                     55,277          --          --           --          --      55,277
 Federal funds sold                            49,625          --          --           --          --      49,625
 Investment securities (1)                     80,369       2,946      14,938           --      45,453     143,706
                                             --------     -------     -------      -------     -------   ---------
  Total interest-earning assets               983,297     519,058     777,374      274,050     526,415   3,080,194
 Less yield adjustments, net                      367         356         (31)        (422)       (667)       (397)
                                             --------     -------     -------      -------     -------   ---------
  Total net interest-earning assets           983,664     519,414     777,343      273,628     525,748   3,079,797
 Impact of hedging activity  (2)                6,284          --          --           --      (6,284)         --
                                             --------     -------     -------      -------     -------   ---------
  Total net interest-earning assets
   adjusted for impact of hedging activities  989,948     519,414     777,343      273,628     519,464   3,079,797
                                             --------     -------     -------      -------     -------   ---------
Interest-bearing  liabilities:
 NOW and checking accounts                     13,026      11,918      43,621       27,096      57,579     153,240
 Money market accounts                        133,703          --          --           --          --     133,703
 Passbook accounts                             56,407      51,612     188,900      117,340     249,347     663,606
 Certificate accounts                         573,446     340,008     299,911       42,919      12,645   1,268,929
 FHLB advances                                 30,000      20,000     240,000      155,000       5,500     450,500
 Other borrowings                              76,830      22,548      51,236           --      26,726     177,340
                                             --------     -------     -------      -------     -------   ---------
   Total interest-bearing liabilities         883,412     446,086     823,668      342,355     351,797   2,847,318
                                             --------     -------     -------      -------     -------   ---------
Interest sensitivity gap                     $106,536      73,328     (46,325)     (68,727)    167,667     232,479
                                             ========     =======     =======      =======     =======   =========
Cumulative gap                               $106,536     179,864     133,539       64,812     232,479
                                             ========     =======     =======      =======     =======
Cumulative gap assets as a percentage
 of total assets                                 3.29%       5.56        4.13         2.00        7.18
Cumulative net interest-earning assets
 as a percentage of interest-bearing
 liabilities                                   112.06      113.53      106.20       102.60      108.16
-----------------------------

(1) Includes $30.7 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balance Sheets

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 1997 includes fees which are considered adjustments to yield.

                                                            Three Months Ended March 31,                         At March 31,
                                         ------------------------------------------------------------------  ---------------------
                                                       1997                              1996                        1997
                                         --------------------------------  --------------------------------  ---------------------
                                                                 Average                           Average
                                           Average                Yield/     Average                Yield/                 Yield/
                                           Balance     Interest    Cost      Balance     Interest    Cost      Balance      Cost
                                         ------------  --------  --------  ------------  --------  --------  ------------  -------
                                                                          (Dollars in Thousands)
Assets:
Interest-earning assets:
  Loans receivable                        $2,462,723     47,524     7.72%   $1,451,667     27,978     7.71%   $2,494,954     7.82%
  Mortgage-backed securities                 345,882      6,018     6.96       269,581      4,177     6.20       336,785     7.00
  Interest-bearing deposits (1)               67,929      1,044     6.15        20,107        442     8.70        55,277     5.21
  Federal funds sold (1)                      38,052        589     6.19        11,045        235     8.42        49,625     5.26
  Investment securities (2)                  151,534      2,881     7.60        91,329      1,420     6.15       143,156     6.67
                                          ----------    -------             ----------    -------             ----------
    Total interest-earning assets          3,066,120     58,056     7.57     1,843,729     34,252     7.43     3,079,797     7.59
Non-interest earning assets                  161,524                            83,404                           156,652
                                          ----------                        ----------                        ----------
   Total assets                           $3,227,644                        $1,927,133                        $3,236,449
                                          ==========                        ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits                                $2,197,211     23,789     4.39    $1,285,027     15,037     4.69    $2,219,478     4.45
  Borrowed funds                             643,278     10,626     6.61       428,652      7,415     6.85       627,840     6.71
                                          ----------    -------             ----------    -------             ----------
    Total interest-bearing  liabilities    2,840,489     34,415     4.89     1,713,679     22,452     5.23     2,847,318     4.95
                                                        -------     ----                  -------     ----                   ----
Non-interest bearing deposits                 67,820                            59,434                            71,587
Other liabilities                             65,745                            44,609                            62,434
                                          ----------                        ----------                        ----------
    Total liabilities                      2,974,054                         1,817,722                         2,981,339
Stockholders' equity                         253,590                           109,411                           255,110
                                          ----------                        ----------                        ----------
  Liabilities and stockholders' equity    $3,227,644                        $1,927,133                        $3,236,449
                                          ==========                        ==========                        ==========
Net interest income/interest
  rate spread                                           $23,641     2.68%                 $11,800     2.20%                  2.64%
                                                        =======     ====                  =======     ====                   ====

Net earning assets/net yield on
  average interest-earning assets         $  225,631                3.08%   $  130,050                2.56%   $  232,479       N/A
                                          ==========                ====    ==========                ====    ==========

Ratio of interest-earning assets to
  interest-bearing liabilities                107.94%                           107.59%                           108.16%
                                          ==========                        ==========                        ==========

----------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.

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

                                     Three Months Ended March 31, 1997
                                         Compared to March 31, 1996
                                            Increase (Decrease)
                                     ----------------------------------
                                       Volume        Rate        Net
                                     -----------  ----------  ---------
                                               (In thousands)

Interest-earning assets:
 Loans receivable                        $19,514         32      19,546
 Mortgage-backed securities                1,285        556       1,841
 Interest bearing deposits                   764       (162)        602
 Federal funds sold                          430        (76)        354
 Investment securities                     1,075        386       1,461
                                         -------     ------      ------
  Total                                   23,068        736      23,804
                                         -------     ------      ------

Interest-bearing liabilities:
 Deposits                                  9,794     (1,042)      8,752
 Borrowed funds                            3,489       (278)      3,211
                                         -------     ------      ------
  Total                                   13,283     (1,320)     11,963
                                         -------     ------      ------
Net change in net interest income        $ 9,785      2,056      11,841
                                         =======     ======      ======


Comparison of the Three Months Ended March 31, 1997 and 1996

     General - Net income for the three months ended March 31, 1997 was $9.3 million, or $.57 per fully-diluted share, compared to net income of $4.2 million, or $.49 per fully-diluted share for the three months ended March 31, 1996.

     Net interest income - Net interest income was $23.6 million for the current quarter, compared to $11.7 million for the quarter ended March 31, 1996, an increase of $11.8 million. The increase is due to the Company's acquisition of NSBI on May 30, 1996. The Company's average net interest-earning assets have increased to $225.6 million for the three months ended March 31, 1997, compared to $130.1 million for the three months ended March 31, 1996. The Company's net interest margin improved to 3.08% for the current three month period, compared to 2.56% for the prior year period, primarily due to the acquisition of NSBI, which added a substantial amount of low-cost deposits to the Company's funding base. Included in net interest income for the current quarter is approximately $510,000 of accelerated purchase accounting discount amortization, primarily due to the recognition of $425,000 of remaining discount on an investment security which was called prior to maturity, as well as from higher than anticipated prepayments on mortgage loans. This higher discount amortization added 6 basis points to the Company's net interest margin for the three months ended March 31, 1997.

     Interest income on loans increased $19.5 million as a result of a $1.0 billion increase in average loans receivable while the average yield of the loan portfolio remained flat. Loans receivable increased $749.7 million due to the acquisition of NSBI, with the remainder of the increase in the average balance due to the Bank's originations of one-to-four family adjustable rate mortgage loans for portfolio purposes. Interest income on mortgage-backed securities increased $1.8 million, to $6.0 million for the current quarter, due to a $76.3 million increase in average balances, which is primarily a result of the acquisition of NSBI, and a 76 basis point increase in average yield, again due to the acquisition of NSBI, whose mortgage-backed securities were primarily longer-term, fixed-rate securities carrying higher coupon interest rates. Interest income on investment securities increased $1.4 million to $2.8 million, primarily due to the acquisition of NSBI. The average balances of federal funds sold and interest-bearing deposits combined increased, although only nominally when compared to the increase in the total interest-earning assets of the Bank, due to the continued maintenance of lower levels of liquidity.

     Interest expense on deposit accounts increased $8.8 million to $23.8 million, due to an increase in average deposits of $912.2 million during the current three month period, offset by a 30 basis point decrease in the average cost of savings. The Bank acquired $872.0 million in deposits from the NSBI acquisition, with the remainder of the increase due to increases in checking balances, and the opening of a new branch. The decrease in the average cost of savings is primarily due to the acquisition of NSBI, whose deposit base had a heavier concentration of low-cost passbook accounts than that of the Bank's prior to the acquisition.

     Interest expense on borrowed funds increased $3.2 million to $10.6 million, as a result of a $214.6 million increase in the average balance of borrowed funds, offset by a 24 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $92.4 million, and an increase in average reverse repurchase agreements of $64.8 million since March 31, 1996, which have been used to fund loan originations which have been held in portfolio. Additionally, the Company borrowed $35.0 million as part of funding the purchase of NSBI.

     Provision for loan losses - The Bank provided $300,000 in provision for loan losses during the current three month period, compared to $200,000 for the prior three month period. Net charge-offs during the current quarter were $204,000, compared to net recoveries of $10,000 for the three months ended March 31, 1996. At March 31, 1997, the Bank's allowance for loan losses was $18.0 million, which was .72% of total loans receivable, compared to .73% at December 31, 1996. The ratio of the allowance for loan losses to non-performing loans was 119.6% at March 31, 1997 compared to 133.1% at December 31, 1996.

     Non-interest income - Non-interest income increased 12.0% to $5.0 million for the three months ended March 31, 1997, compared to $4.5 million for the three months ended March 31, 1996.

     Gain on sale of loans and mortgage-backed securities decreased to a combined $24,000 for the three months ended March 31, 1997, compared to a combined $49,000 for the three months ended March 31, 1996. Continued competitive pricing in the retail and wholesale origination markets have made the generation of gains on the sale of loans difficult. The gain on sale of mortgage-backed securities represents loans originated by the Bank and swapped into mortgage-backed securities prior to sale. During the three months ended March 31, 1997, $1.5 million of loans were swapped and sold, while during the three months ended March 31, 1996, $9.4 million of loans were swapped and sold. The Bank sold $18.3 million in mortgage loans during the quarter ended March 31, 1997 compared to $62.0 million during the quarter ended March 31, 1996.

     The Company recognized $78,000 in gains on investment securities for the three months ended March 31, 1997, compared to $-0- for the prior year period, primarily due to sales of marketable equity securities.

     Income from real estate operations decreased $134,000 to $1.4 million for the three months ended March 31, 1997. A summary of income from real estate operations is as follows:

                       Three Months Ended March 31,
                      -------------------------------
                           1997            1996
                      --------------  ---------------
                      # of  Pre-tax   # of   Pre-tax
                      Lots   Income   Lots   Income
                      ----  --------  ----  ---------
                          (dollars in thousands)
Ashbury                  4    $  203     9    $  309
Woods of Rivermist       3       146     -         -
Clow Creek Farm          5       194    62     1,665
Harmony Grove           37       685     -         -
Fields of Ambria         5        41     -         -
Reigate Woods            2       132     -         -
Woodbridge               8        15     -         -
Other                    -         -     -      (424)
                      ----    ------  ----    ------
                        64    $1,416    71    $1,550
                      ====    ======  ====    ======

     The four lot sales in Ashbury leaves only four lots unsold in this 1,115-lot subdivision. All of the remaining lots are under contract. The three sales in the 31-lot Woods of Rivermist development leave four lots remaining, of which one is under contract at March 31, 1997. Lot sales in Clow Creek Farm declined from activity a year ago due to the 260-lot subdivision being nearly sold out. At March 31, 1997, seven of the remaining 19 lots are under contract. The Fields of Ambria subdivision is nearly complete, with 5 sales during the current quarter. Only 10 of the 240 total homesites in this project remain unsold at March 31, 1997. The 85-lot Reigate Woods subdivision had two sales during the current quarter, with 50 homesites remaining. Five homesites are under contract as of March 31, 1997. The Woodbridge subdivision consists of 531 lots. At March 31, 1997, 140 lots were remaining with 79 under contract. The substantial increase in pending sales is due to implementing a new marketing program of smaller homes. The Company expects to close the current pending sales during the second and third quarters of 1997. The $424,000 loss for the three months ended March 31, 1996 is due to the write-off of capitalized costs for a project which the Company decided not to exercise its options to purchase two parcels of land.

     Deposit account service charges increased $357,000, or 29.6% to $1.6 million for the three months ended March 31, 1997. The increase is due to improved fee income from checking accounts due to a large increase in the number of checking accounts opened in response to the Bank's direct mail program. The number of checking accounts at the Bank exceeded 73,000 at March 31, 1997, compared to 57,000 at March 31, 1996.

     Loan servicing fee income remained relatively flat at $606,000, for the three months ended March 31, 1997. The average balance of loans serviced for others increased 6.2% to $1.0 billion for the current three month period, compared to $981.8 million for the prior year period. Amortization of servicing rights equaled $81,000 for the three months ended March 31, 1997, compared to $70,000 for the prior three month period.

     Brokerage commissions were $476,000 for both the three months ended March 31, 1997 and the three months ended March 31, 1996. Other non-interest income increased $209,000, or 36.7% to $779,000 for the three months ended March 31, 1997, due to increased fee income from the addition of six branch locations acquired from NSBI, compared to the prior year period.

     Non-interest expense - Non-interest expense increased $3.9 million to $13.0 million for the three months ended March 31, 1997 primarily due to increased compensation and benefit costs related to the increased staff with the acquisition of NSBI.

     Compensation and benefits increased $2.1 million to $7.4 million for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The increase is primarily due to the additional headcount of the Company due to the merger with NSBI, as well as increased medical benefit costs.

     Occupancy expense increased 61.4% to $1.5 million for the three months ended March 31, 1997 compared to the prior year period, primarily due to the addition of six branches from the NSBI acquisition, one new branch in Berwyn, Illinois, in May 1996, as well the opening of a new centralized loan processing facility in Naperville, Illinois.

     Data processing expense increased $28,000 to $459,000 for the three months ended March 31, 1997 due primarily to greater depreciation expense from enhancements in the company's PC-based local and wide area network system, as well as the costs associated with the addition of NSBI.

     FDIC insurance premiums decreased significantly due to legislation passed to recapitalize the SAIF, which insures deposits of savings institutions. The decrease in the Bank's insurance rate on deposits to 6.48 basis points for the three months ended March 31, 1997, compared to 23 basis points for the three months ended March 31, 1996 led to the decrease in FDIC insurance costs. Offsetting the rate decrease was a $912.2 million increase in average deposits between the three month periods, primarily a result of the merger with NSBI.

     Other non-operating expense increased $1.1 million to $2.5 million for the three months ended March 31, 1997. The increase is due to the current three month period including $354,000 in amortization of the core deposit intangible created in the acquisition of NSBI. Additionally, increased operating costs as a result of the merger with NSBI accounts for the remainder of the increase in this category. The Company also incurred $339,000 in amortization expense of goodwill during the current three month period, which was established in the acquisition of NSBI. The Company is amortizing goodwill over 20 years on a straight line basis.

     Income taxes - For the three months ended March 31, 1997, income tax expense totaled $6.0 million, or an effective income tax rate of 39.1%, compared to $2.7 million, or an effective income tax rate of 38.7%, for the three months ended March 31, 1996.

Part II  -  Other Information
-----------------------------

Item 1.   Legal Proceedings

          The Company is not presently engaged in any legal proceedings of a material nature.

Item 2.   Changes in Securities

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Shareholders on April 30, 1997.

          (b) The names of each director elected at the Annual Meeting are as follows:

                          Nicholas J. DiLorenzo, Sr.
                                Joe F. Hanauer
                              F. William Trescott
                                Andrew J. Zych

          The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

             Robert Bowles, M.D.            Kenneth Koranda
             Terry Ekl                      Henry Smogolski
             Allen H. Koranda               Lois B. Vasto

          (c) The following matter was voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast with respect to the matter follows.

              (i) Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997:

                                    For      Against   Abstain
                                 ---------   -------   -------
                                 9,398,814    17,052    17,155

          (d) None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit No. 11.  Statement re:  Computation of per share earnings

                                                                              Quarter Ended
                                                                             March 31, 1997
                                                                             --------------

          Net income                                                           $ 9,286,000
                                                                               ===========

          Weighted average shares outstanding                                   15,701,865
          Common stock equivalents due to dilutive effect of
            of stock options                                                       475,600
                                                                               -----------
          Total weighted average common shares and equivalents
            outstanding for primary computation                                 16,177,465
                                                                               ===========
          Primary earnings per share                                           $       .57
                                                                               ===========

          Total weighted average common shares and equivalents
            outstanding for primary computation                                 16,177,465

          Additional dilutive shares using the end of period
            market value versus the average market value when
            applying the treasury stock method                                      16,413
                                                                               -----------
          Total weighted average common shares and equivalents
            outstanding for fully diluted computation                           16,193,878
                                                                               ===========

          Fully-diluted earnings per share                                     $       .57
                                                                               ===========

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MAF Bancorp. Inc.
                                          --------------------------
                                          (Registrant)



Date:     May 9, 1997                By:  /s/  Allen H. Koranda
         ------------                     --------------------------
                                               Allen H. Koranda
                                           Chairman of the Board and
                                            Chief Executive Officer
                                           (Duly Authorized Officer)



Date:    May 9, 1997                 By:    /s/  Jerry A. Weberling
         -----------                       --------------------------
                                                 Jerry A. Weberling
                                             Executive Vice President and
                                               Chief Financial Officer
                                              (Duly Authorized Officer)