Form 10-Q
period 1997-06-30
MAF BANCORP INC
filed 1997-08-14
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark one)
  [ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997

                                       or

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to

                         Commission file number 0-18121

                               MAF BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                                  ------------

        Delaware                                              36-3664868
(State of Incorporation)                                   (I.R.S. Employer
                                                         Identification No.)


      55th Street & Holmes Avenue
       Clarendon Hills, Illinois                                60514
(Address of Principal executive Offices)                     (Zip Code)

                 Registrant's telephone number:  (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                        -----      -----

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 15,399,648 at August 12, 1997.


================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

Part I.     Financial Information                                        Page
-------     ---------------------                                        ----
Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of June 30, 1997 (unaudited) and December 31, 1996........   3

            Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 1997 and 1996 (unaudited)..............   4

            Consolidated Statements of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 1997 and 1996 (unaudited)..   5

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1997 and 1996 (unaudited)..........   6

            Notes to Unaudited Consolidated Financial Statements.........   8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  10

Part II.    Other Information
--------    -----------------

Item 4      Submission of Matters to a Vote of Security Holders..........  30

Item 5      Other Information............................................  30

Item 6      Exhibits and Reports on Form 8-K.............................  31

            Signature Page...............................................  32

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)

                                                                               June 30,         December 31,
                                                                                 1997               1996
                                                                              ----------       --------------
                                                                              (Unaudited)
Assets
------
Cash and due from banks                                                       $   37,143            45,732
Interest-bearing deposits                                                         78,065            55,285
Federal funds sold                                                                49,775            24,700
Investment securities, at amortized cost (fair value of $36,001 at
  June 30, 1997 and $72,855 at December 31, 1996)                                 35,262            72,040
Investment securities available for sale, at fair value                           82,482            69,049
Stock in Federal Home Loan Bank of Chicago, at cost                               26,275            30,729
Mortgage-backed securities, at amortized cost (fair value of $241,209
  at June 30, 1997 and $266,340 at December 31, 1996)                            240,774           266,658
Mortgage-backed securities available for sale, at fair value                      80,391            92,929
Loans receivable held for sale                                                     4,697             6,495
Loans receivable, net of allowance for losses of $18,182
  at June 30, 1997 and $17,914 at December 31, 1996                            2,538,319         2,423,618
Accrued interest receivable                                                       20,871            20,457
Foreclosed real estate                                                               724             1,257
Real estate held for development or sale                                          35,264            28,112
Premises and equipment, net                                                       33,977            32,302
Excess of cost over fair value of net assets acquired                             25,274            26,347
Other assets                                                                      32,171            34,631
                                                                              ----------         ---------
                                                                              $3,321,464         3,230,341
                                                                              ==========         =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits                                                                      2,301,664         2,262,226
 Borrowed funds                                                                  674,604           632,897
 Subordinated capital notes, net                                                  26,743            26,709
 Advances by borrowers for taxes and insurance                                    20,420            18,442
 Accrued expenses and other liabilities                                           39,649            39,442
                                                                              ----------         ---------
  Total liabilities                                                            3,063,080         2,979,716
                                                                              ----------         ---------
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
   shares; none outstanding                                                           --                --
 Common stock, $.01 par value; authorized 40,000,000 shares;
   16,940,405 shares issued; 15,392,517 outstanding at
   June 30, 1997, 16,878,302 shares issued;
   15,734,733 outstanding at December 31, 1996                                       169               168
 Additional paid-in capital                                                      172,050           171,732
 Retained earnings, substantially restricted                                     112,828            95,356
 Unrealized gain on marketable securities, net of tax                                490               138
 Treasury stock, at cost; 1,547,888 shares at June 30, 1997
  and 1,143,569 shares at December 31, 1996                                      (27,153)          (16,769)
                                                                              ----------         ---------
   Total stockholders' equity                                                    258,384           250,625
Commitments and contingencies
                                                                              ----------         ---------
                                                                              $3,321,464         3,230,341
                                                                              ==========         =========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                       -----------------------       --------------------
                                                                        1997             1996         1997          1996
                                                                       -------          ------       ------        ------
                                                                             (Unaudited)                  (Unaudited)
Interest income:
  Loans receivable                                                     $48,871          34,171        96,395       62,149
  Mortgage-backed  securities                                            4,363           2,914         8,949        4,757
  Mortgage-backed  securities available for sale                         1,346           2,074         2,778        4,408
  Investment securities                                                  1,125           1,324         2,944        2,116
  Investment securities available for sale                               1,159             552         2,132        1,127
  Interest-bearing deposits and federal funds sold                       1,977             972         3,610        1,649
                                                                       -------          ------       -------       ------
     Total interest income                                              58,841          42,007       116,808       76,206
                                                                       -------          ------       -------       ------
Interest expense:
  Deposits                                                              24,522          17,837        48,311       32,874
  Borrowed funds                                                        11,045           8,304        21,671       15,719
                                                                       -------          ------       -------       ------
     Total interest expense                                             35,567          26,141        69,982       48,593
                                                                       -------          ------       -------       ------
     Net interest income                                                23,274          15,866        46,826       27,613
Provision for loan losses                                                  300             250           600          450
                                                                       -------          ------       -------       ------
     Net interest income after provision for loan losses                22,974          15,616        46,226       27,163
                                                                       -------          ------       -------       ------
Non-interest income:
  Gain (loss) on sale of:
    Loans receivable                                                        81              14            99           25
    Mortgage-backed  securities                                              1            (100)            7          (62)
    Investment securities                                                   10             143            88          143
    Foreclosed real estate                                                 (43)              2            25           29
  Income from real estate operations                                     1,558             416         2,974        1,966
  Deposit account service charges                                        1,763           1,319         3,325        2,524
  Loan servicing fee income                                                594             633         1,200        1,230
  Brokerage commissions                                                    503             485           979          961
  Other                                                                    943             960         1,722        1,530
                                                                       -------          ------       -------       ------
     Total non-interest income                                           5,410           3,872        10,419        8,346
                                                                       -------          ------       -------       ------
Non-interest expense:
  Compensation and benefits                                              7,354           6,299        14,704       11,512
  Office occupancy and equipment                                         1,528           1,071         3,058        2,019
  Advertising and promotion                                                666             456         1,163          830
  Data processing                                                          514             492           973          923
  Federal deposit insurance premiums                                       371             962           737        1,732
  Amortization of goodwill                                                 334             113           673          113
  Other                                                                  2,553           1,955         5,035        3,384
                                                                       -------          ------       -------       ------
     Total non-interest expense                                         13,320          11,348        26,343       20,513
                                                                       -------          ------       -------       ------
     Income before income taxes                                         15,064           8,140        30,302       14,966
Income taxes                                                             4,854           2,947        10,806        5,602
                                                                       -------          ------       -------       ------
     Net income                                                        $10,210           5,193        19,496        9,394
                                                                       =======          ======       =======       ======

Primary and fully diluted earnings per share:                          $   .64             .46          1.21          .95
                                                                       =======          ======       =======       ======


See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      Unrealized gain (loss)
                                                               Additional                 on marketable
                                                      Common    paid-in     Retained       securities,        Treasury
Six Months Ended June 30, 1997                        stock     capital     earnings        net of tax          stock       Total
------------------------------                        -----    ----------   --------        ----------        ---------    -------
Balance at December 31, 1996                           $168      171,732     95,356            138             (16,769)    250,625
Net income                                                -            -     19,496              -                   -      19,496
Proceeds from exercise of 62,103 stock options            1          305          -              -                (236)         70
Tax benefits from stock-related compensation              -           13          -              -                   -          13
Market value adjustment on available
  for sale securities                                     -            -          -            352                   -         352
Purchase of treasury stock                                -            -          -              -             (10,148)    (10,148)
Cash dividends ($.13 per share)                           -            -     (2,024)             -                   -      (2,024)
                                                       ----      -------    -------           ----             -------     -------
Balance at June 30, 1997                               $169      172,050    112,828            490             (27,153)    258,384
                                                       ====      =======    =======           ====             =======     =======


Six Months Ended June 30, 1996
------------------------------

Balance at December 31, 1995                           $ 59       39,750     80,377            125             (10,005)    110,306
Net income                                                -            -      9,394              -                   -       9,394
Issuance of 7,791,850 shares, including value of
option carryovers, for acquisition of N.S. Bancorp       52      131,186          -              -                   -     131,238
Proceeds from exercise of 3,675 stock options             -           13          -              -                   -          13
Tax benefits from stock-related compensation              -            7          -              -                   -           7
Market value adjustment on available
  for sale securities                                     -            -          -           (950)                  -        (950)
Purchase of treasury stock                                -            -          -              -              (6,535)     (6,535)
Cash dividends ($.12 per share)                           -            -     (1,247)             -                   -      (1,247)
                                                       ----      -------    -------           ----             =======     =======
Balance at June 30, 1996                               $111      170,956     88,524           (825)            (16,540)    242,226
                                                       ====      =======    =======           ====             =======     =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                  -----------------------
                                                                                    1997          1996
                                                                                  ---------     ---------
                                                                                        (Unaudited)
Operating activities:
Net income                                                                        $  19,496      $  9,394
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                      1,488         1,062
   Provision for loan losses                                                            600           450
   Deferred income tax (benefit) expense                                               (683)          556
   Amortization of premiums, discounts, loan fees and servicing rights                1,382            63
   Amortization of goodwill and core deposit premium                                    720           235
   Net gain on sale of loans, mortgage-backed securities,
     and real estate held for development or sale                                    (3,080)       (1,929)
   Gain on sale of investment securities                                                (88)         (143)
   Increase in accrued interest receivable                                             (414)         (855)
   Net decrease in other assets and liabilities                                         780         3,678
 Loans originated for sale                                                           (3,884)      (51,564)
 Loans purchased for sale                                                           (38,731)      (46,698)
 Sale of loans originated and purchased for sale                                     44,479       127,717
 Sale of mortgage-backed securities available for sale                                2,210        26,801
                                                                                  ---------      --------
      Net cash provided by operating activities                                      24,275        68,767
                                                                                  ---------      --------
Investing activities:
 Loans originated for investment                                                   (319,638)     (251,612)
 Principal repayments on loans receivable                                           280,321       210,752
 Principal repayments on mortgage-backed securities                                  38,367        40,381
 Proceeds from maturities of investment securities available for sale                50,936         8,105
 Proceeds from maturities of investment securities held to maturity                  40,492        77,779
 Proceeds from sale of:
  Investment securities available for sale                                              501           444
  Real estate held for development or sale                                           20,231         8,782
  Premises and equipment                                                                172             1
  Stock in FHLB of Chicago                                                            6,299           300
 Purchases of:
  Loans receivable held for investment                                              (80,028)     (155,379)
  Investment securities available for sale                                          (64,229)       (5,824)
  Investment securities held to maturity                                             (3,244)       (1,182)
  Stock in FHLB of Chicago                                                           (1,845)       (3,300)
  Real estate held for development or sale                                          (20,598)       (3,728)
  Premises and equipment                                                             (3,353)       (2,401)
 Payment for purchase of N.S. Bancorp, net of cash acquired                              --      (174,730)
                                                                                  ---------      --------
      Net cash used in investing activities                                         (55,616)     (251,612)
                                                                                  ---------      --------

                                                                     (continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                           ----------------------------------
                                                                                 1997              1996
                                                                           -----------------  ---------------
                                                                                       (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                                            $100,000          105,000
 Proceeds from unsecured term loan                                                       --           35,000
 Repayment of FHLB of Chicago advances                                              (55,000)         (45,000)
 Net decrease in reverse repurchase agreements                                           --          (44,235)
 Net decrease in other borrowings                                                    (3,974)          (2,662)
 Issuance of common stock in conjunction with acquisition                                --          131,238
 Proceeds from exercise of stock options                                                 70               17
 Purchase of treasury stock                                                         (10,148)          (4,073)
 Cash dividends                                                                      (1,885)          (1,692)
 Net increase in deposits                                                            39,566           24,956
 Decrease in advances by borrowers for taxes and insurance                            1,978            1,360
                                                                                   --------          -------
     Net cash provided by financing activities                                       70,607          199,909
                                                                                   --------          -------
Increase  in cash and cash equivalents                                               39,266           17,064
                                                                                   --------          -------
Cash and cash equivalents at beginning of period                                    125,717           77,797
                                                                                   --------          -------
Cash and cash equivalents at end of period                                         $164,983           94,861
                                                                                   ========          =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                                          $ 70,723           52,038
  Income taxes                                                                       10,600            4,600
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate                                 972              302
 Loans receivable swapped into mortgage-backed securities                             2,202           26,873
 Treasury stock received for option exercises                                           236               --
                                                                                   ========          =======

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
               Three and Six Months Ended June 30, 1997 and 1996


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

     The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1997.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Federal Savings Bank and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and six month periods ended June 30, 1997 and 1996 and as of December 31, 1996. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

     For purposes of computed earnings per share, the number of average shares outstanding for the periods indicated is as follows:

                                                 Three Months Ended               Six Months Ended
                                                      June 30,                         June 30,
                                             -------------------------       ---------------------------
                                                 1997           1996             1997             1996
                                             ----------     ----------       ----------        ---------
     Primary earnings per share              16,023,558     11,330,278       16,100,279        9,921,336
     Fully-diluted earnings per share        16,034,658     11,330,278       16,114,035        9,921,336
                                             ==========     ==========       ==========        =========

All share amounts have been adjusted for the 3-for-2 stock split which was paid in the form of a 50% stock dividend, on July 9, 1997 to shareholders of record on June 17, 1997. The large increase in average shares outstanding for the three and six months ended June 30, 1997, is due to the acquisition of N.S. Bancorp, Inc. ("NSBI" or "Northwestern") on May 30, 1996, whereby the Company issued 7,791,850 of its common shares as part of the merger consideration.

(3)  Commitments and Contingencies

     At June 30, 1997, the Bank had outstanding commitments to originate and purchase loans of $186.6 million, of which $93.5 million were fixed-rate loans, with rates ranging from 6.63% to 9.50%, and $93.1 million were adjustable-rate loans. At June 30, 1997, commitments to sell loans were $6.4 million.

     At June 30, 1997, the Bank had outstanding 22 standby letters of credit totaling $17.4 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had 15 outstanding standby letters of credit totaling $6.8 million related to real estate development improvements.


(4)  New Accounting Pronouncement

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

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. However, pro forma EPS disclosures for periods prior to adoption is allowed. Had the provisions of SFAS No. 128 been adopted for the six months ended June 30, 1997 and 1996, earnings per share would have been as follows:

                                                            Six Months Ended
                                                                June 30,
                                                            ----------------
                                                              1997     1996
                                                            --------  ------
           As reported:
            Primary and fully-diluted earnings per share       $1.21    0.95
                                                               =====    ====
           Pro forma:
            Basic earnings per share                           $1.25    1.02
            Diluted earnings per share                          1.21    0.95
                                                               =====    ====

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


     On May 30, 1996, the Company completed its acquisition of N.S. Bancorp, Inc. ("NSBI"), which was the sole shareholder of Northwestern Savings Bank ("Northwestern"). At acquisition date, Northwestern had $749.7 million in loans receivable, which were primarily one- to four-family residential mortgage loans, and $872.0 million in deposits, which were serviced from six branch locations. All but one of the branches are in markets which the Bank did not serve in the past.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 21 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial") (which the Company acquired with NSBI), the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

     The Bank was in compliance with all of its capital requirements as of the dates indicated below:

                                                       June 30, 1997            December 31, 1996
                                                  -----------------------     ----------------------
                                                              Percent of                  Percent of
                                                    Amount      Assets          Amount      Assets
                                                  ----------  -----------     ----------  ----------
                                                                (Dollars in thousands)
Stockholder's equity of the Bank                 $  278,863        8.47%     $  273,545        8.52%
                                                  =========       =====      ==========       =====
Tangible capital                                 $  226,156        7.00%     $  219,080        6.96%
Tangible capital requirement                         48,482        1.50          47,202        1.50
                                                  ---------       -----       ---------       -----
Excess                                           $  177,674        5.50%     $  171,878        5.46%
                                                  =========       =====       =========       =====
Core capital                                     $  226,156        7.00%     $  219,080        6.96%
Core capital requirement                             96,964        3.00          94,404        3.00
                                                 ----------       -----      ----------       -----
Excess                                           $  129,192        4.00%     $  124,676        3.96%
                                                  =========       =====       =========       =====
Core and supplementary capital                   $  242,489       14.84%     $  235,057       15.05%
Risk-based capital requirement                      130,749        8.00         124,943        8.00
                                                  ---------       -----      ----------       -----
Excess                                           $  111,740        6.84%     $  110,114        7.05%
                                                  =========       =====       =========       =====
Total Bank assets                                $3,291,214                  $3,209,058
Adjusted total Bank assets                        3,232,143                   3,146,788
Total risk-weighted assets                        1,693,778                   1,624,489
Adjusted total risk-weighted assets               1,634,358                   1,561,782
Investment in Bank's real estate subsidiary          20,156                      20,184
                                                  =========                   =========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                                June 30,        December 31,
                                                                                  1997             1996
                                                                               ---------        ------------
                                                                                      (in thousands)

Stockholder's equity of the Bank                                                $278,863           273,545
Goodwill and other non-allowable intangible assets                               (32,585)          (34,368)
Non-permissible subsidiary deduction                                             (20,156)          (20,184)
Non-includable purchased mortgage servicing rights                                  (228)             (203)
SFAS No. 115 capital adjustment                                                      262               290
                                                                                --------           -------
 Tangible and core capital                                                       226,156           219,080
General loan loss reserves                                                        16,682            16,414
Land loans greater than 80% loan-to-value                                           (349)             (437)
                                                                                --------           -------
 Core and supplementary capital                                                 $242,489           235,057
                                                                                ========           =======

          Deductions from Regulatory Capital on Non-Permissible Activities

     Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiaries, Mid America Developments, and NW Financial, which was acquired on May 30, 1996 as part of the acquisition of NSBI. Current OTS regulations require 100% of such investment in and advances to Mid America Developments and NW Financial was required to be deducted from capital for purposes of computing regulatory capital requirements.

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

     The following is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                       6/30/97       3/31/97      12/31/96       9/30/96       6/30/96
                                      --------       -------      --------       -------       -------
                                                               (in thousands)
       Common stock                   $  1,657         1,657         1,657         1,657         1,657
       Retained earnings                11,402        10,955        10,642        10,767        12,308
       Intercompany advances             7,097         8,263         7,885         7,637         7,729
                                      --------       -------      --------       -------       -------
                                      $ 20,156        20,875        20,184        20,061        21,694
                                      ========       =======      ========       =======       =======

          Interest Rate Risk Component of Regulatory Capital

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of June 30, 1997, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At June 30, 1997, the Bank met each of its capital requirements.

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

     On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits are being assessed for a FICO payment of 1.3 basis points, while SAIF deposits are being assessed 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The House Banking Committee reported a bill in July 1997 that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which it was lawfully engaged on the day before enactment. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The OTS would be merged with the Office of the Comptroller of the Currency, the agency that regulates national banks. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Changes in Financial Condition

     As of June 30, 1997, total assets of the Company were $3.32 billion, an increase of $91.1 million or 2.8% from the $3.23 billion at December 31, 1996. The increase is primarily due to an increase in deposits and borrowings which were used to fund mortgage loans held for investment.

     Cash and short-term investments totaled a combined $165.0 million at June 30, 1997, an increase of $39.3 million from the combined balance of $125.7 million at December 31, 1996.

     Investment securities classified as held to maturity decreased $36.8 million to $35.2 million at June 30, 1997. The decrease is due to maturities of U.S. Government agency obligations totaling $17.4 million, and the call, prior to maturity, of $20.0 million of FHLB callable notes, offset by purchases of $3.2 million.

     Investment securities available for sale increased $13.4 million to $82.5 million at June 30, 1997. The increase is due to purchases of $64.2 million of primarily U.S. Government and agency securities, offset by maturities of $48.0 million, and sales of marketable equity securities with a book value of $413,000. The Company recognized a gain on the sale of investment securities of $88,000 during the six months ended June 30, 1997. At June 30, 1997, gross unrealized gains in the available for sale portfolio were $1.1 million, compared to $592,000 at December 31, 1996.

     Mortgage-backed securities classified as held to maturity decreased $25.9 million to $240.8 million at June 30, 1997, compared to $266.7 million at December 31, 1996. The decrease is primarily due to amortization and prepayments in the portfolio. The Bank did not actively purchase any mortgage-backed securities during the current period due to the ability to generate loans receivable for its own portfolio through its retail and wholesale originations.

     Mortgage-backed securities available for sale decreased $12.5 million to $80.4 million at June 30, 1997, compared to $92.9 million at December 31, 1996. The decrease is due to amortization and prepayment activity in the portfolio. There was no purchase or sale activity during the six month period ended June 30, 1997. Gross unrealized losses in the available for sale portfolio were $287,000 at June 30, 1997, compared to $352,000 at December 31, 1996.

     The Bank has $154.4 million of CMO securities at June 30, 1997, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans. Additionally, included in mortgage-backed securities held to maturity as of June 30, 1997, and December 31, 1996 are $34.5 million, and $38.1 million, respectively of FHLMC securities with an average yield of 8.70% and 8.73%, respectively, which collateralize a similar amount of CMO bonds issued by the Bank's special purpose finance subsidiaries. Principal repayments and prepayments on these securities are available exclusively for the repayment of the CMO bonds which they collateralize.

     Loans receivable, including loans held for sale, increased $112.9 million, or 4.6%, to $2.54 billion at June 30, 1997. The Bank originated and purchased (through wholesale originations) $440.4 million during the six months period ended June 30, 1997. Offsetting this increase was amortization and prepayments totaling $280.3 million, as well as sales of $45.4 million. Loans receivable held for sale decreased $1.8 million to $4.7 million as of June 30, 1997, compared to $6.5 million at December 31, 1996. The Company has reduced its sales activity of longer term, fixed-rate originations in an effort to better utilize the Bank's capital base. The relatively small balance in loans held for sale as of June 30, 1997 is a result of this strategy.

     The allowance for loan losses totaled $18.2 million at June 30, 1997, an increase of $268,000 from the balance at December 31, 1996, due to a $600,000 provision for loan losses, offset by net charge-offs of $332,000. The Bank's allowance for loan losses to total loans outstanding was .71% at June 30, 1997, compared to .73% at December 31, 1996. Non-performing loans increased $899,000 to $14.4 million at June 30, 1997, or .56% of total loans receivable, compared to $13.5 million, or .55% at December 31, 1996.

     Real estate held for development or sale increased $7.2 million to $35.3 million at June 30, 1997. A summary of real estate held for development or sale is as follows:

                                            June 30,     December 31,
                                              1997          1996
                                            --------     ------------
                                                 (in thousands)
          MAF Developments, Inc.
           Harmony Grove                     $ 3,944         4,164
           Creekside of Remington              1,799         1,760
           Clow Creek Farm                       234           717
           Other                              12,928         4,392
                                             -------        ------
                                              18,905        11,033
                                             -------        ------
          Mid America Developments, Inc.
           Ashbury                                50           122
           Woods of Rivermist                     60           546
                                             -------        ------
                                                 110           668
                                             -------        ------
          NW Financial, Inc.
           Woodbridge                          9,215         8,348
           Reigate Woods                       5,442         6,263
           Fields of Ambria                    1,592         1,800
                                             -------        ------
                                              16,249        16,411
                                             -------        ------
                                             $35,264        28,112
                                             =======        ======

     The Company had 55 lot sales in Harmony Grove for the six months ended June 30, 1997, which were offset by continued development costs. In addition, the development's commercial site was sold in February 1997 for a pre-tax profit of $228,000. As of June 30, 1997 there are 94 lots under contract in Harmony Grove. Clow Creek Farm is substantially complete, with only 12 lots remaining, of which three are under contract as of June 30, 1997. The Creekside of Remington subdivision, with 170 total lots, and 135 lots remaining, had two sales during the current six month period. Eleven lots are under contract as of

June 30, 1997. The $8.5 million increase in the other category represents an additional land parcel purchased for future development. The other category represents 241 acres of land in Naperville that are expected to be developed into approximately 550 residential lots.

     Ashbury has been fully sold out, with the sale of the remaining eight lots of this 1,115-lot subdivision during the current six month period. The balance represents a small commercial parcel currently being offered for sale. The balance in the Woods of Rivermist subdivision decreased due to five lot sales during the current six month period. At June 30, 1997, the development is substantially complete, with two lots remaining.

     The balance of Reigate Woods decreased due to continued sales of homesites. At June 30, 1997, there are 46 remaining homesites, with two homesites under contract. The $867,000 increase in Woodbridge is primarily due to additional costs on homes under construction. At June 30, 1997, there are 106 homesites remaining, with 81 under contract. There were six home sales in Fields of Ambria during the six months ended June 30, 1997. At June 30, 1997, there are nine homesites remaining, none of which were under contract.

     Deposits increased $39.4 million, to $2.30 billion at June 30, 1997. After consideration of interest credited to accounts of $47.2 million for the six months ended June 30, 1997, actual cash outflows were $7.8 million.

     Borrowed funds, which consist primarily of FHLB of Chicago advances and CMO bonds payable, increased $41.7 million to $674.6 million at June 30, 1997. The primary reason for the increase is due to the Bank increasing its FHLB of Chicago advances by a net $45.0 million since December 31, 1996. The increases were primarily to fund loan volume held for investment. Offsetting this increase was a $3.4 million decrease in the Bank's CMO bonds payable issued by its special-purpose finance subsidiaries.

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

     At June 30, 1997, the Bank has one loan which is considered impaired based on the criteria above. The average balance of this impaired loan was $2.9 million during the current quarter. A specific reserve of $1.5 million is recorded against this impaired loan, and the net recorded balance of this loan is $1.4 million. No interest income was recorded on this loan during the three months ended June 30, 1997.

     For the quarter ended June 30, 1997, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $248,000, compared to $136,000 for the three months ended June 30, 1996.

     As of June 30, 1997, the Bank's ratio of non-performing loans to total loans was .56%, compared to .55% at December 31, 1996 and .56% at June 30, 1996.

     Foreclosed real estate decreased $533,000 to $724,000 at June 30, 1997, due to the sale of five single family residential properties. At June 30, 1997, foreclosed real estate consists primarily of four single-family residences.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                           61-90 Days                          91 Days or More
                               -----------------------------------  -------------------------------------
                                            Principal                             Principal
                                Number     Balance of    Percent      Number      Balance of      Percent
                                  of       Delinquent       of          of        Delinquent        of
                                 Loans       Loans        Total        Loans         Loans         Total
                               ---------  ------------  ----------  -----------  -------------  ---------
                                                      (Dollars in thousands)

June 30, 1997                      30        $3,946        .15%           73        $13,378         .52%
                                   ==        ======        ===            ==        =======         ===
March 31, 1997                     46        $4,913        .20%           81        $14,102         .57%
                                   ==        ======        ===            ==        =======         ===
December 31, 1996                  48        $6,834        .28%           76        $ 9,780         .40%
                                   ==        ======        ===            ==        =======         ===
September 30, 1996                 48        $6,050        .25%           63        $ 8,688         .36%
                                   ==        ======        ===            ==        =======         ===
June 30, 1996                      24        $3,107        .14%           38        $ 5,504         .24%
                                   ==        ======        ===            ==        =======         ===

          Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                                       At
                                                 ------------------------------------------------------------------------------
                                                  6/30/97    3/31/97   12/31/96    9/30/96     6/30/96    3/31/96     12/31/95
                                                 ---------  ---------  ---------  ---------   ---------  ---------    ---------
                                                                                 (In thousands)
          Real estate loans:
           One-to four-family:
            Held for investment                 $2,258,938  2,198,886  2,160,525  2,114,595   2,032,102  1,227,470    1,156,852
            Held for sale                            4,697      6,284      6,495      1,250       9,314     14,817       24,327
           Multi-family                             97,515     97,483     92,968     93,246      94,713     81,919       80,817
           Commercial                               44,881     45,459     46,313     45,875      46,101     45,087       45,115
           Construction                             17,105     17,277     17,263     15,854      16,090     17,860       16,403
           Land                                     26,854     26,561     25,685     22,932      26,644     26,149       22,608
                                                 ---------  ---------  ---------  ---------   ---------  ---------    ---------
            Total real estate loans              2,449,990  2,391,950  2,349,249  2,293,752   2,224,964  1,413,302    1,346,122
          Other loans:
           Consumer loans:
            Equity lines of credit                  88,868     88,595     86,614     83,786      79,193     75,902       74,380
            Home equity loans                       22,866     13,634     14,251     13,126      10,525      8,877        7,537
            Other                                    4,797      5,838      5,009      4,797       4,110      3,946        3,494
                                                 ---------  ---------  ---------  ---------   ---------  ---------    ---------
            Total consumer loans                   116,531    108,067    105,874    101,709      93,828     88,725       85,411
           Commercial business lines                 2,312      2,333      1,871      2,098       1,821      2,220        2,234
                                                 ---------  ---------  ---------  ---------   ---------  ---------    ---------
            Total other loans                      118,843    110,400    107,745    103,807      95,649     90,945       87,645
                                                 ---------  ---------  ---------  ---------   ---------  ---------    ---------
            Total loans receivable               2,568,833  2,502,350  2,456,994  2,397,559   2,320,613  1,504,247    1,433,767
           Less:
           Loans in process                          6,990      6,700      7,620      6,406       6,715      8,843        7,893
           Unearned discounts, premiums
            and deferred loan fees, net                645        696      1,347      2,572       3,245     (1,416)        (914)
           Allowance for loan losses                18,182     18,010     17,914     17,589      17,254      9,498        9,288
                                                 ---------  ---------  ---------  ---------   ---------  ---------    ---------
            Total loans receivable, net          2,543,016  2,476,944  2,430,113  2,370,992   2,293,399  1,487,322    1,417,500
          Loans receivable held for sale            (4,697)    (6,284)    (6,495)    (1,250)     (9,314)   (14,817)     (24,327)
                                                 ---------  ---------  ---------  ---------   ---------  ---------    ---------
            Loans receivable, net               $2,538,319  2,470,660  2,423,618  2,369,742   2,284,085  1,472,505    1,393,173
                                                 =========  =========  =========  =========   =========  =========   ==========

   Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                                   At
                                                                    ----------------------------------------------------------------
                                                                    6/30/97   3/31/97  12/31/96  9/30/96  6/30/96  3/31/96  12/31/95
                                                                    -------   -------  --------  -------  -------  -------  --------
                                                                                              (In thousands)
         Non-performing loans:
         One-to four-family and multi-family loans:
          Non-accrual loans                                        $  8,965     8,757     7,680    5,929    5,415    2,801     1,925
          Accruing loans 91 days or more overdue                        845     1,008       896    1,589    1,940    1,235     1,440
                                                                    -------    ------    ------   ------   ------   ------    ------
            Total                                                     9,810     9,765     8,576    7,518    7,355    4,036     3,365
                                                                    -------    ------    ------   ------   ------   ------    ------
         Commercial real estate, construction and land loans:
          Non-accrual loans                                           4,067     4,254     3,762      889      433      439       211
          Accruing loans 91 days or more overdue                         --       599       699      599      459       --       233
          Restructured or renegotiated loans                             --        --        --    4,271    4,299    4,321     4,344
                                                                    -------    ------    ------   ------   ------   ------    ------
            Total                                                     4,067     4,853     4,461    5,759    5,191    4,760     4,788
                                                                    -------    ------    ------   ------   ------   ------    ------
         Other loans:
          Non-accrual loans                                             461       366       353      385      287      223       163
          Accruing loans 91 days or more overdue                         25        79        74       23       --       --        15
                                                                    -------    ------    ------   ------   ------   ------    ------
            Total                                                       486       445       427      408      287      223       178
                                                                    -------    ------    ------   ------   ------   ------    ------
          Total non-performing loans:
            Non-accrual loans                                        13,493    13,377    11,795    7,203    6,135    3,463     2,299
            Accruing loans 91 days or more overdue                      870     1,686     1,669    2,211    2,399    1,235     1,688
            Restructured or renegotiated loans                           --        --        --    4,271    4,299    4,321     4,344
                                                                    -------    ------    ------   ------   ------   ------    ------
             Total                                                  $14,363    15,063    13,464   13,685   12,833    9,019     8,331
                                                                    =======    ======    ======   ======   ======   ======    ======
         Non-accrual loans to total loans                               .53%      .54       .48      .30      .27      .23       .16
         Accruing loans 91 days or more overdue to total
          loans                                                         .03       .07       .07      .09      .10      .08       .12
         Restructured or renegotiated loans to total loans              .00       .00       .00      .18      .19      .29       .31
                                                                    -------    ------    ------   ------   ------   ------    ------
            Non-performing loans to total loans                         .56%      .61       .55      .57      .56      .60       .59
                                                                    =======    ======    ======   ======   ======   ======    ======
         Foreclosed real estate (net of related reserves):
          One- to four-family                                       $   724       773     1,257    1,068      888      109       249
          Commercial, construction and land                              --        --        --       --       --       --        --
                                                                    -------    ------    ------   ------   ------   ------    ------
            Total                                                   $   724       773     1,257    1,068      888      109       249
                                                                    =======    ======    ======   ======   ======   ======    ======
         Non-performing loans and foreclosed real estate
          to total loans and foreclosed real estate                     .59%      .63       .60      .62      .60      .61       .61
                                                                    =======    ======    ======   ======   ======   ======    ======
         Total non-performing assets                                $15,087    15,836    14,721   14,753   13,721    9,128     8,580
                                                                    =======    ======    ======   ======   ======   ======    ======
         Total non-performing assets to total assets                    .45%      .49       .46      .47      .44      .46       .45
                                                                    =======    ======    ======   ======   ======   ======    ======

Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $26.7 million of 8.32% subordinated notes and $35.0 million unsecured term bank loan, loans to and investments in MAF Developments, cash dividends to shareholders and repurchases of the Company's common stock under its stock repurchase programs. The Company also maintains a one year, $15.0 million unsecured revolving line of credit from a commercial bank, of which no balances have been drawn. The line of credit is generally renewed annually, and matures on April 30, 1998. For the six month period ended June 30, 1997, the Company received $15.0 million in dividends from the Bank and declared common stock dividends of $.13 per share. In addition, the Company has repurchased 393,001 shares of its common stock since December 31, 1996 at an average price of $25.67 per share.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current six month period the Bank borrowed $100.0 million of fixed-rate FHLB of Chicago advances and repaid $55.0 million of maturing advances. The Bank was able to fund the remainder of its mortgage loan originations held for investment for the current quarter with liquidity from prepayments and amortization from its mortgage loan and mortgage-backed securities portfolios.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended June 30, 1997, the Bank's average liquidity ratio was 7.28%. At June 30, 1997, total liquidity was $166.5 million, or 6.95%, which was $46.7 million in excess of the 5.0% regulatory requirement.

     During the six months ended June 30, 1997, the Bank originated and purchased loans totaling $440.4 million compared with $502.4 million during the same period a year ago. Loan sales and swaps for the six months ended June 30, 1997, were $45.4 million, compared to $152.9 million for the prior year period, reflecting the Bank's current strategy of holding more mortgage loan originations for investment purposes during the current six month period. The Bank has outstanding commitments to originate and purchase mortgage loans of $186.6 million and commitments to sell or swap loans of $6.4 million at June 30, 1997.

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

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at June 30, 1997, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals and loan prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations of Mid America Finance Corporation included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations, while the Northwestern Acceptance Corporation collateralized mortgage obligations are adjustable-rate and included in the 6 months or less category.

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


                                                                        At June 30, 1997
                                            ------------------------------------------------------------------------
                                                         More Than   More Than    More Than
                                             6 Months    6 Months     1 Year       3 Years    More Than
                                              or Less    to 1 Year  to 3 Years   to 5 Years    5 Years      Total
                                            -----------  ---------  -----------  -----------  ----------  ----------
                                                                        (In thousands)
Interest-earning  assets:
 Loans receivable                           $  643,884     482,280     756,496      247,788     431,394   2,561,842
 Mortgage-backed securities                    145,161      19,166      43,731       30,425      81,892     320,375
 Interest-bearing deposits                      78,065          --          --           --          --      78,065
 Federal funds sold                             49,775          --          --           --          --      49,775
 Investment securities (1)                      81,217      14,969       2,974           --      45,399     144,559
                                            ----------     -------     -------      -------     -------   ---------
  Total interest-earning assets                998,102     516,415     803,201      278,213     558,685   3,154,616
 Less yield adjustments, net                       302         317         (18)        (418)       (577)       (394)
                                            ----------     -------     -------      -------     -------   ---------
  Total net interest-earning assets            998,404     516,732     803,183      277,795     558,108   3,154,222
 Impact of hedging activity (2)                  4,696          --          --           --      (4,696)         --
                                            ----------     -------     -------      -------     -------   ---------
  Total net interest-earning assets
   adjusted for impact of hedging
   activities                                1,003,100     516,732     803,183      277,795     553,412   3,154,222
                                            ----------     -------     -------      -------     -------   ---------
Interest-bearing liabilities:
 NOW and checking accounts                      12,822      11,732      42,940       26,673      56,613     150,780
 Money market accounts                         132,129          --          --           --          --     132,129
 Passbook accounts                              56,558      51,750     189,406      117,655     250,016     665,385
 Certificate accounts                          587,411     328,218     309,568       38,763      13,167   1,277,127
 FHLB advances                                  40,000      35,000     265,000      180,000       5,500     525,500
 Other borrowings                               95,769      27,352      25,983           --      26,743     175,847
                                            ----------     -------     -------      -------     -------   ---------
  Total interest-bearing liabilities           924,689     454,052     832,897      363,091     352,039   2,926,768
                                            ----------     -------     -------      -------     -------   ---------
 Interest sensitivity gap                   $   78,411      62,680     (29,714)     (85,296)    201,373     227,454
                                            ==========     =======     =======      =======     =======   =========
 Cumulative gap                             $   78,411     141,091     111,377       26,081     227,454
                                            ==========     =======     =======      =======     =======
 Cumulative gap as a percentage
  of total assets                                 2.36%       4.25        3.35          .79        6.85
 Cumulative net interest-earning assets as
  a percentage of interest-bearing
  liabilities                                   108.48      110.23      105.04       101.01      107.77

-----------------------
(1)  Includes $26.3 million of stock in FHLB of Chicago in 6 months or less.
(2)  Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balance Sheets

The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 1997 includes fees which are considered adjustments to yield.


                                            Three Months Ended June 30,                                 Six Months Ended June 30,
                                ------------------------------------------------------------    ---------------------------------
                                            1997                           1996                             1997
                                ----------------------------    ----------------------------    ---------------------------------
                                                     Average                         Average                            Average
                                Average              Yield/     Average               Yield/    Average                 Yield/
                                Balance    Interest   Cost      Balance    Interest    Cost     Balance    Interest      Cost
                                -------    --------  ------     --------   --------  -------    --------   --------     -------
                                                                                   (dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable               $2,519,289    48,871    7.76%   $1,778,237    34,181    7.68%   $2,491,162    96,395       7.74%
Mortgage-backed
 securities                       325,201     5,709    7.02       308,763     4,988    6.46       335,484    11,727       6.99
Interest-bearing
 deposits /(1)/                    76,070     1,201    6.25        35,615       706    7.84        72,022     2,245       6.20
Federal funds sold /(1)/           48,720       776    6.30        16,024       265    6.54        43,416     1,365       6.25
Investment securities /(2)/       143,454     2,373    6.54       119,827     1,946    6.42       147,472     5,254       7.09
                               ----------   -------            ----------   -------            ----------  --------
 Total interest-earning
  assets                        3,112,734    58,930    7.56     2,258,466    42,086    7.44     3,089,556   116,986       7.57
Non-interest earning
 assets                           162,759                         135,058                         162,145
                               ----------                      ----------                      ----------
 Total assets                  $3,275,493                       2,393,524                      $3,251,701
                               ==========                      ==========                      ==========


Liabilities and
 stockholders' equity:
Interest-bearing
 liabilities:
Deposits                        2,214,177    24,522    4.44     1,591,738    17,837    4.49     2,205,741    48,311       4.42
Borrowed funds                    662,899    11,045    6.60       490,380     8,304    6.71       653,143    21,671       6.60
                               ----------   -------            ----------    ------            ----------  --------
 Total interest-bearing
  liabilities                   2,877,076    35,567    4.94     2,082,118    26,141    5.02     2,858,884    69,982       4.92
                                            -------    ----                  ------    ----    ----------  --------       ----
Non-interest bearing
 deposits                          74,287                          61,819                          71,071
Other liabilities                  66,075                          92,891                          65,911
                               ----------                      ----------                      ----------
 Total other liabilities          140,362                         154,710                         136,982
                               ----------                      ----------                      ----------
 Total liabilities              3,017,438                       2,236,828                       2,995,866
Stockholders' equity              258,055                         156,696                         255,835
                               ----------                      ----------                      ----------
 Liabilities and
  stockholders' equity         $3,275,493                      $2,393,524                      $3,251,701
                               ==========                      ==========                      ==========

Net interest
 income/interest rate
 spread                                     $23,363    2.62%                $15,945    2.42%               $ 47,004       2.65%
                                            =======    ====                  ======    ====                ========       ====

Net earning assets/net
 yield on average
 interest-earning assets       $  235,658              3.00%   $  176,348              2.82%   $  230,672                 3.04%
                               ==========              ====    ==========              ====    ==========                 ====

Ratio of
 interest-earning assets
 to interest-bearing liabilities
                                   108.19%                         108.47%                         108.07%
                               ==========                      ==========                      ==========



                                            1996                At June 30,1997
                                -----------------------------   ---------------
                                                      Average
                                Average               Yield/
                                Balance     Interest   Cost     Balance    Cost
                                -------     --------  -------   -------    ----
Assets:
Interest-earning assets:
Loans receivable               $1,623,875    62,159     7.65%  $2,561,198   7.87%
Mortgage-backed
 securities                       290,770     9,165     6.30      321,165   7.04
Interest-bearing
 deposits/(1)/                     28,015     1,148     8.11       78,065   5.39
Federal funds sold/(1)/            13,609       500     7.27       49,775   5.46
Investment securities/(2)/        106,161     3,366     6.27      144,019   6.29
                               ----------  --------            ----------
 Total interest-earning
  assets                        2,062,430    76,338     7.39    3,154,222   7.61
Non-interest earning
 assets                           109,834                         167,242
                               ----------                      ----------
 Total assets                  $2,172,264                      $3,321,464
                               ==========                      ==========

Liabilities and
 stockholders' equity:
Interest-bearing
 liabilities:
Deposits                        1,446,329    32,874     4.56    2,225,421   4.49
Borrowed funds                    462,055    15,719     6.74      701,347   6.70
                               ----------  --------            ----------
 Total interest-bearing-
  liabilities                   1,908,384    48,593     5.09    2,926,768   5.02
                                           --------     ----                ----
Non-interest bearing
 deposits                          60,961                          76,243
Other liabilities                  69,130                          60,069
                               ----------                      ----------
 Total other liabilities          130,091                         136,312
                               ----------                      ----------
 Total liabilities              2,038,475                       3,063,080
Stockholders' equity              133,789                         258,384
                               ----------                      ----------
 Liabilities and
  stockholders' equity         $2,172,264                      $3,321,464
                               ==========                      ==========

Net interest
 income/interest rate
 spread                                     $27,745     2.30%               2.59%
                                            =======     ====                ====
Net earning assets/net
 yield on average
 interest-earning assets       $  154,046               2.69%  $  227,454   N/A
                               ==========               ====    =========   ===

Ratio of
 interest-earning assets
 to interest-bearing
 liabilities                       108.07%                         107.77%
                               ==========                      ==========

-------------------------
(1) Includes prorata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

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

                                            Three Months Ended                    Six Months Ended
                                              June 30, 1997                         June 30, 1997
                                               Compared to                           Compared to
                                              June 30, 1996                         June 30, 1996
                                           Increase (Decrease)                   Increase (Decrease)
                                   ------------------------------------  -----------------------------------
                                      Volume        Rate        Net        Volume        Rate        Net
                                   -----------   ----------  ----------  ----------  -----------  ----------
                                                                (In thousands)

Interest-earning assets:
  Loans receivable                     $14,369         321       14,690      33,526         710       34,236
  Mortgage-backed securities               275         446          721       1,499       1,063        2,562
  Interest-bearing deposits                661        (166)         495       1,419        (322)       1,097
  Federal funds sold                       521         (10)         511         943         (78)         865
  Investment securities                    390          37          427       1,415         473        1,888
                                       -------        ----       ------      ------      ------       ------
    Total                              $16,216         628       16,844      38,802       1,846       40,648
                                       -------        ----       ------      ------      ------       ------

Interest-bearing liabilities:
  Deposits                               6,897        (212)       6,685      16,508      (1,071)      15,437
  Borrowed funds                         2,877        (136)       2,741       6,275        (323)       5,952
                                       -------        ----       ------      ------      ------       ------
     Total                               9,774        (348)       9,426      22,783      (1,394)      21,389
                                       -------        ----       ------      ------      ------       ------
Net change in net interest income      $ 6,442         976        7,418      16,019       3,240       19,259
                                       =======        ====       ======      ======      ======       ======


Comparison of the Three Months Ended June 30, 1997 and 1996

  General - Net income for the three months ended June 30, 1997 was $10.2 million, or $.64 per fully-diluted share, compared to net income of $5.2 million, or $.46 per fully-diluted share for the three months ended June 30, 1996. Results between the two periods are generally not comparable due to the Company's acquisition of NSBI on May 30, 1996.

  Net interest income - Net interest income was $23.3 million for the current quarter, compared to $15.9 million for the quarter ended June 30, 1996, an increase of $7.4 million. The increase is due primarily to the Company's acquisition of NSBI on May 30, 1996. The Company's average net interest-earning assets increased to $235.7 million for the three months ended June 30, 1997, compared to $176.3 million for the three months ended June 30, 1996. The Company's net interest margin improved to 3.00% for the current three month period, compared to 2.82% for the prior year period, primarily due to the acquisition of NSBI, which added a substantial amount of low-cost deposits to the Company's funding base.

  Interest income on loans increased $14.7 million as a result of a $741.1 million increase in average loans receivable as well as a 8 basis point increase in the average yield of the loan portfolio. The increase is primarily due to the acquisition of NSBI. Interest income on mortgage-backed securities increased $721,000, to $5.7 million for the current quarter, due to a $16.4 million increase in average balances, which is primarily a result of the acquisition of NSBI, and a 56 basis point increase in average yield, again due to the acquisition of NSBI, whose mortgage-backed securities were primarily longer-term, fixed-rate securities carrying higher coupon interest rates. Interest income on investment securities increased $408,000 to $2.3 million, primarily due to the acquisition of NSBI. The average balances of federal funds sold and interest-bearing deposits combined increased $73.2 million, due to higher prepayments in loans receivable.

  Interest expense on deposit accounts increased $6.7 million to $24.5 million, due to an increase in average deposits of $622.4 million during the current three month period, offset by a 5 basis point decrease in the average cost of savings. The increase is primarily due to the acquisition of NSBI, with the remainder of the increase due to increases in checking balances. The decrease in the average cost of savings is primarily due to the acquisition of NSBI, whose deposit base had a heavier concentration of low-cost passbook accounts than that of the Bank's prior to the acquisition.

  Interest expense on borrowed funds increased $2.7 million to $11.0 million, as a result of a $172.5 million increase in the average balance of borrowed funds, offset by a 11 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $75.7 million, and an increase in average reverse repurchase agreements of $58.3 million, which have been used to fund loan originations which have been held in portfolio. Additionally, the Company borrowed $35.0 million as part of funding the purchase of NSBI.

  Provision for loan losses - The Bank provided $300,000 in provision for loan losses during the current three month period, compared to $250,000 for the prior three month period. Net charge-offs during the current quarter were $128,000, compared to $216,000 for the three months ended June 30, 1996. At June 30, 1997, the Bank's allowance for loan losses was $18.2 million, which was .71% of total loans receivable, compared to .73% at December 31, 1996. The ratio of the allowance for loan losses to non-performing loans was 126.6% at June 30, 1997 compared to 133.1% at December 31, 1996.

  Non-interest income - Non-interest income increased 39.7% to $5.4 million for the three months ended June 30, 1997, compared to $3.9 million for the three months ended June 30, 1996.

  Gain on sale of loans and mortgage-backed securities increased to a combined $82,000 for the three months ended June 30, 1997, compared to a combined loss of $86,000 for the three months ended June 30, 1996. Continued competitive pricing in the retail and wholesale origination markets have made the generation of gains on the sale of loans difficult. The gain on sale of mortgage-backed securities represents loans originated by the Bank and swapped into mortgage-backed securities prior to sale. During the three months ended June 30, 1997, $667,000 of loans were swapped and sold, while during the three months ended June 30, 1996, $17.5 million of loans were swapped and sold. The Bank sold $24.9 million in mortgage loans during the quarter ended June 30, 1997 compared to $64.1 million during the quarter ended June 30, 1996.

  The Company recognized $10,000 in gains on investment securities for the three months ended June 30, 1997, compared to $143,000 for the prior year period, primarily due to sales of marketable equity securities.

  Income from real estate operations increased $1.1 million to $1.6 million for the three months ended June 30, 1997. A summary of income from real estate operations is as follows:

                                        Three Months Ended June 30,
                               ---------------------------------------------
                                        1997                   1996
                               ----------------------  ---------------------
                                 # of       Pre-tax      # of      Pre-tax
                                 Lots       Income       Lots       Income
                               ---------  -----------  ---------  ----------
                                          (dollars in thousands)
     Ashbury                       4         $   87        3         $ 19
     Woods of Rivermist            2             74        -            -
     Clow Creek Farm               7            271        8          196
     Harmony Grove                18            166        -            -
     Creekside of Remington        2              6        -            -
     Fields of Ambria              1             (3)       3           17
     Reigate Woods                 4            183        1           98
     Woodbridge                   34            774        6           86
                                  --         ------       --         ----
                                  72         $1,558       21         $416
                                  ==         ======       ==         ====

  The four lot sales in Ashbury are the final lots in this 1,115-lot subdivision. The two sales in the 31-lot Woods of Rivermist development leave two lots remaining to be sold at June 30, 1997. Lot sale profits in Clow Creek Farm improved due to higher prices in the 260-lot subdivision, as it nears completion. At June 30, 1997, three of the remaining 12 lots are under contract. Harmony Grove sales commenced three quarters ago, with current quarter activity representing the remaining Unit 1 lots. The Company held a pre-sale for the remaining 238 lots in June 1997, and sold 92 lots which are expected to begin closing in the third quarter of 1997. At June 30, 1997, 94 lots in Harmony Grove are under contract. The Fields of Ambria subdivision is nearly complete, with one sale during the current quarter. Only nine of the 240 total homesites in this project remain unsold at June 30, 1997. The 85-lot Reigate Woods subdivision had four sales during the current quarter, with 46 homesites remaining. Two homesites are under contract as of June 30, 1997. The Woodbridge subdivision consists of 531 lots. At June 30, 1997, 106 lots were remaining with 81 under contract. The increase in sales is due to an improvement in identification of the subdivision's target market. The Company expects to close the current pending sales during the third and fourth quarters of 1997.

  Deposit account service charges increased $444,000, or 33.7% to $1.8 million for the three months ended June 30, 1997. The increase is due to improved fee income from checking accounts due to a large increase in the number of checking accounts opened in response to the Bank's direct mail program. The number of checking accounts at the Bank exceeded 77,000 at June 30, 1997, compared to 74,000 at June 30, 1996.

  Loan servicing fee income decreased $39,000 or 6.16% to $594,000, for the three months ended June 30, 1997. The average balance of loans serviced for others increased 1.8% to $1.04 billion for the current three month period, compared to $1.02 billion for the prior year period. Amortization of servicing rights equaled $87,000 for the three months ended June 30, 1997, compared to $60,000 for the prior three month period.

  Non-interest expense - Non-interest expense increased $2.0 million to $13.3 million for the three months ended June 30, 1997 primarily due to increased compensation, occupancy and other expenses related to the acquisition of NSBI offset by a reduction in FDIC insurance premiums due to the SAIF recapitalization in September 1996.

  Compensation and benefits increased $1.1 million to $7.4 million for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. The increase is primarily due to the additional headcount of the Company due to the merger with NSBI, as well as increased medical benefit costs.

  Occupancy expense increased 42.7% to $1.5 million for the three months ended June 30, 1997 compared to the prior year period, primarily due to the addition of six branches from the NSBI acquisition, new branches in Berwyn and Downers Grove, Illinois, as well the opening of a new centralized loan processing facility in Naperville, Illinois.

  FDIC insurance premiums decreased significantly due to legislation passed to recapitalize the SAIF, which insures deposits of savings institutions. The decrease in the Bank's insurance rate on deposits to 6.48 basis points for the three months ended June 30, 1997, compared to 23 basis points for the three months ended June 30, 1996 led to the decrease in FDIC insurance costs. Offsetting the rate decrease was a $622.4 million increase in average deposits between the three month periods, primarily a result of the merger with NSBI.

  Other non-interest expense increased $598,000 to $2.6 million for the three months ended June 30, 1997. The increase is due to the current three month period including $355,000 in amortization of the core deposit intangible created in the acquisition of NSBI, compared to $122,000 in the prior year quarter. Additionally, increased operating costs as a result of the merger with NSBI accounts for the remainder of the increase in this category. The Company also incurred $334,000 in amortization of goodwill expense during the current three month period, compared to $113,000 during the prior three month period, which was established in the acquisition of NSBI. The Company is amortizing goodwill over 20 years on the straight line basis.

  Income taxes - For the three months ended June 30, 1997, income tax expense totaled $4.9 million, or an effective income tax rate of 32.2%, compared to $2.9 million, or an effective income tax rate of 36.2%, for the three months ended June 30, 1996. The decrease in the effective tax rate during the current quarter is primarily due to the current period recognition of $1.0 million in income tax benefits, equal to $.06 per share, relating to the resolution of certain prior years' income tax issues.

Comparison of the Six Months Ended June 30, 1997 and 1996

  General - Net income for the six months ended June 30, 1997 was $19.5 million, or $1.21 per share, compared to $9.4 million, or $.95 per share, an increase of $10.1 million. Results between the two periods are generally not comparable due to the Company's acquisition of NSBI on May 30, 1996.

  Net interest income - Net interest income for the six months ended June 30, 1997 was $46.8 million compared to $27.6 million for the six months ended June 30, 1996, an increase of $19.2 million, or 69.6%. The increase is a function of the growth in average interest-earning assets of $1.0 billion, due primarily to the acquisition of NSBI, as well as an increase in the net interest margin to 3.04% for the six months ended June 30, 1997, compared to 2.69% for the prior year's six month period.

  Interest income on interest-earning assets increased $40.6 million during the six months ended June 30, 1997. Of this increase, $34.2 million is attributable to loans receivable. The Bank's average balance of loans receivable increased $867.3 million during the current period, primarily due to the acquisition of NSBI, while the average yield on loans receivable increased 9 basis points. The $2.6 million increase in interest income on mortgage-backed securities is due to a $44.7 million increase in average balance, primarily due to the acquisition of NSBI. Interest income on investment securities increased $1.8 million to $5.1 million for the six months ended June 30, 1997, due to the increase in the average balance of $41.3 million, and an increase in the average yield of 82 basis points. Both increases are generally due to the acquisition of NSBI, whose investment portfolio carried a longer duration than that of the Bank's.

  Interest expense on interest-bearing liabilities increased $21.4 million during the six months ended June 30, 1997. Interest expense on savings deposits increased $15.4 million, primarily due to an increase in the average deposits of $759.4 million primarily from the NSBI acquisition. Interest expense on borrowed funds increased $6.0 million, due primarily to a $191.1 million increase in the average balance of borrowed funds offset by a 14 basis point decrease in average cost.

     Provision for loan losses - The Bank provided $600,000 for possible loan losses for the six months ended June 30, 1997 compared to $450,000 for the six months ended June 30, 1996. Net charge-offs were $332,000 for the current six month period compared to $206,000 for the prior six month period. At June 30, 1997, the Bank's allowance for loan losses was $18.2 million which was .71% of total loans receivable, compared to .73% at December 31, 1996. The ratio of allowance for loan losses to non-performing loans was 126.6% at June 30, 1997 compared to 133.1% at December 31, 1996.

     Non-interest income - Non-interest income increased $2.1 million to $10.4 million for the six months ended June 30, 1997.

     Gain on sale of loans receivable and mortgage-backed securities were a combined $106,000 for the six months ended June 30, 1997, compared to a loss of $37,000 for the six months ended June 30, 1996, an increase of $143,000. Loan sales were $25.6 million during the current period compared to $81.6 million in the prior six month period. During the current six month period, the Bank swapped and sold $2.2 million of current loan originations compared to $26.9 million in the prior six month period. Loan sale activity is down due to the Bank's strategy of keeping more fixed-rate mortgage loans in portfolio to better utilize its capital base.

     During the current six months, the Company recognized gains on the sale of investment securities of $88,000, compared to $143,000 for the previous six month period. The gains are primarily from the sale of marketable equity securities.

     Income from real estate operations was $3.0 million for the six months ended June 30, 1997, compared to income of $2.0 million for the six months ended June 30, 1996.

                                                           Six Months Ended June 30,
                                           ----------------------------------------------------------
                                                       1997                          1996
                                           ----------------------------  ----------------------------
                                               # of                         # of          Income
                                               Lots          Income         Lots          (Loss)
                                           ------------  --------------  -----------  ---------------
                                                            (dollars in thousands)

     Ashbury                                     8          $  290           12          $  328
     Woods of Rivermist                          5             220            -               -
     Clow Creek Farm                            12             465           70           1,861
     Harmony Grove                              55             851            -               -
     Fields of Ambria                            6              38            3              17
     Creekside of Remington                      2               6            -               -
     Reigate Woods                               6             315            1              98
     Woodbridge                                 42             789            6              86
     Other                                       -               -            -            (424)
                                               ---          ------           --          ------
                                               136          $2,974           92          $1,966
                                               ===          ======           ==          ======


     The eight lot sales in Ashbury represent the final sales of this 1,115-lot subdivision. The Woods of Rivermist activity during the current six month period leaves only two lots remaining in the 21-lot development. Clow Creek Farm sales decreased due to the near completion of this project as of June 30, 1997. At June 30, 1997, 12 lots remain, with three under contract. Harmony Grove is the Company's newest subdivision. The 55 lot sales represent a majority of the remaining Unit 1 lots. The Company expects sales to close in the third and fourth quarter of 1997 in the next unit of this project. Activity in Fields of Ambria, Reigate Woods and Woodbridge is due to the acquisition of NSBI. Prior period amounts represent one month of activity. The $424,000 loss in the prior six month period represents the write-off of capitalized costs related to a real estate project which the Company decided not to exercise its options to purchase two parcels of land.

     Loan servicing fee income decreased 2.4%, or $30,000 to $1.2 million for the six months ended June 30, 1997. Although the average balance of loans serviced for others has increased 3.9% to $1.04 billion for the current six month period, compared to $999.5 million in the prior six month period, loan servicing fees decreased primarily due to amortization of purchased loan servicing rights, which totaled $169,000 for the current six month period, compared to $130,000 for the prior six month period.

     Deposit account service charges increased $801,000 or 31.7% to $3.3 million for the six months ended June 30, 1997, due to an increase in the number of checking accounts generated by the Bank's direct mail checking account program.

     Non-interest expense - Non-interest expense for the six months ended June 30, 1997 increased $5.8 million, or 28.4% to $26.3 million compared to $20.5 million for the six months ended June 30, 1996. The general reason for the increase in non-interest expense for the current six month period is due to the prior six month period including the impact of the Company's acquisition of NSBI for only one month, compared to six months for the current period.

     Compensation and benefits increased $3.2 million for the six months ended June 30, 1997, to $14.7 million. The increase is primarily due to the increase in staff with the acquisition of NSBI and normal salary increases.

     Occupancy expense increased $1.0 million, or 51.5% to $3.1 million for the six months ended June 30, 1997 due to the acquisition of NSBI, which added six locations to the branch network. In addition, the current six month increase is due to a branch opening by the Bank, and the addition of a centralized loan processing center for the Bank's loan origination and processing departments.

     FDIC insurance premiums declined $1.0 million to $737,000 due to legislation passed to recapitalize the SAIF, which insures deposits of savings institutions. The decrease in the Bank's insurance rate on deposits to 6.48 basis points for the six months ended June 30, 1997, compared to 23 basis points for the six months ended June 30, 1996 led to the decrease in FDIC insurance costs.

     Advertising and promotion costs increased $333,000 to $1.2 million for the six months ended June 30, 1997 due primarily to additional costs incurred with a new branch and the expansion of the direct mail program for checking accounts to the six new locations acquired.

     Other non-interest expense increased $1.7 million to $5.6 million for the six months ended June 30, 1997. The increase is due to the current six month period including $709,000 in amortization of the core deposit intangible created in the acquisition of NSBI, compared to $122,000 in the prior year period. Additionally, increased operating costs as a result of the merger with NSBI account for the remainder of the increase in this category. The Company also incurred $673,000 in amortization expense of goodwill during the current six month period, which was established in the acquisition of NSBI.

     Income taxes - The Company recorded a provision for income taxes of $10.8 million for the six months ended June 30, 1997, or an effective income tax rate of 35.7%, compared to $5.6 million for the six months ended June 30, 1996, or an effective income tax rate of 37.4%. The decrease in the effective income tax rate is primarily due to the current period recognition of $1.0 million in income tax benefits, equal to $.06 per share, relating to the resolution of certain prior years' state income tax issues.

Part II  -  Other Information
-----------------------------

Item 1.  Legal Proceedings

         The Company is not presently engaged in any legal proceedings of a material nature.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibit No. 11. Statement re:  Computation of per share earnings

                                                                  Quarter Ended           Six Months Ended
                                                                  June 30, 1997             June 30, 1997
                                                                  -------------             -------------
Net income                                                         $10,210,000                19,496,000
                                                                   ===========                ==========

Weighted average shares outstanding                                 15,527,495                15,614,447

Common stock equivalents due to dilutive
effect of stock options                                                496,063                   485,832
                                                                   -----------                ----------

Total weighted average common shares
and equivalents outstanding for primary
computation                                                         16,023,558                16,100,279
                                                                   ===========                ==========

Primary earnings per share                                         $       .64                      1.21
                                                                   ===========                ==========

Total weighted average common shares
and equivalents outstanding for primary
computation                                                         16,023,558                16,100,279

Additional dilutive shares using the end of
period market value versus the average
market value when applying the
treasury stock method                                                   11,100                    13,756
                                                                   -----------                ----------

Total weighted average common shares and
equivalents outstanding for fully diluted
computation                                                         16,034,658                16,114,035
                                                                   ===========                ==========

Fully diluted earnings per share                                   $       .64                      1.21
                                                                   ===========                ==========

          (b)  Reports on Form 8-K.

               On April 29, 1997, the company declared a 3-for-2 stock split on its common stock with the payment date of July 9, 1997. Additionally, the Company announced that it will increase its quarterly cash dividend on a pre-split basis to 10.5 cents per share from 9 cents per share.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MAF Bancorp. Inc.
                                                   -----------------
                                                     (Registrant)



Date:     August 12, 1997               By: /s/  Allen H. Koranda
         ----------------                  ------------------------
                                               Allen H. Koranda
                                          Chairman of the Board and
                                           Chief Executive Officer
                                          (Duly Authorized Officer)



Date:    August 12, 1997                By: /s/  Jerry A. Weberling
         ---------------                   --------------------------
                                               Jerry A. Weberling
                                          Executive Vice President and
                                             Chief Financial Officer
                                            (Duly Authorized Officer)