Form 10-Q
period 1997-09-30
MAF BANCORP INC
filed 1997-11-14
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark one)
  [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1997

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

                               ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No________
                                        --------

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 15,101,735 at November 12, 1997.

================================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

Part I.     Financial Information                                              Page
------      ---------------------                                              ----
Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of September 30, 1997 (unaudited) and December 31, 1996.......     3

            Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 1997 and 1996 (unaudited).............     4

            Consolidated Statements of Changes in Stockholders' Equity
            for the Nine Months Ended September 30, 1997 and 1996 (unaudited)     5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1997 and 1996 (unaudited)........     6

            Notes to Unaudited Consolidated Financial Statements.............     8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................    10

Part II.    Other Information
-------     -----------------

Item 4      Submission of Matters to a Vote of Security Holders..............    30

Item 5      Other Information................................................    30

Item 6      Exhibits and Reports on Form 8-K.................................    31

            Signature Page...................................................    32

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)

                                                                          September 30,      December 31,
                                                                              1997               1996
                                                                        -----------------  ----------------
                                                                            (Unaudited)
Assets
------
Cash and due from banks                                                       $   38,319            45,732
Interest-bearing deposits                                                         38,179            55,285
Federal funds sold                                                                49,850            24,700
Investment securities, at amortized cost (fair value of $36,431 at
 September 30, 1997 and $72,855 at December 31, 1996)                             35,304            72,040
Investment securities available for sale, at fair value                           88,646            69,049
Stock in Federal Home Loan Bank of Chicago, at cost                               29,775            30,729
Mortgage-backed securities, at amortized cost (fair value of $229,352
 at September 30, 1997 and $266,340 at December 31, 1996)                        228,141           266,658
Mortgage-backed securities available for sale, at fair value                      74,080            92,929
Loans receivable held for sale                                                     6,620             6,495
Loans receivable, net of allowance for losses of $18,337
 at September 30, 1997 and $17,914 at December 31, 1996                        2,632,614         2,423,618
Accrued interest receivable                                                       21,326            20,457
Foreclosed real estate                                                             1,810             1,257
Real estate held for development or sale                                          33,609            28,112
Premises and equipment, net                                                       35,276            32,302
Excess of cost over fair value of net assets acquired                             24,940            26,347
Other assets                                                                      32,098            34,631
                                                                              ----------         ---------
                                                                              $3,370,587         3,230,341
                                                                              ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Deposits                                                                      2,296,139         2,262,226
 Borrowed funds                                                                  727,663           632,897
 Subordinated capital notes, net                                                  26,761            26,709
 Advances by borrowers for taxes and insurance                                    11,075            18,442
 Accrued expenses and other liabilities                                           46,333            39,442
                                                                              ----------         ---------
  Total liabilities                                                            3,107,971         2,979,716
                                                                              ----------         ---------
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; none outstanding                                                             -                 -
 Common stock, $.01 par value; authorized 40,000,000 shares;
  16,940,405 shares issued; 15,249,102 outstanding at
  September 30, 1997, 16,878,302 shares issued;
  15,734,733 outstanding at December 31, 1996                                        169               168
 Additional paid-in capital                                                      172,198           171,732
 Retained earnings, substantially restricted                                     120,943            95,356
 Unrealized gain on marketable securities, net of tax                              1,219               138
 Treasury stock, at cost; 1,698,434 shares at September 30, 1997
 and 1,143,569 shares at December 31, 1996                                       (31,913)          (16,769)
                                                                              ----------         ---------
  Total stockholders' equity                                                     262,616           250,625
Commitments and contingencies
                                                                              ----------         ---------
                                                                              $3,370,587         3,230,341
                                                                              ==========         =========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                                                      THREE MONTHS ENDED            Nine Months Ended
                                                                        September 30,                 September 30,
                                                                ------------------------------  --------------------------
                                                                     1997            1996          1997          1996
                                                                --------------  --------------  -----------  -------------
                                                                         (Unaudited)                   (Unaudited)
Interest income:
 Loans receivable                                                     $50,632          45,043       147,027       107,192
 Mortgage-backed  securities                                            4,120           5,033        13,069         9,790
 Mortgage-backed  securities available for sale                         1,253           1,912         4,031         6,320
 Investment securities                                                  1,171           1,976         4,115         4,092
 Investment securities available for sale                               1,193             634         3,325         1,761
 Interest-bearing deposits and federal funds sold                       2,104             994         5,714         2,643
                                                                      -------          ------       -------       -------
   Total interest income                                               60,473          55,592       177,281       131,798
                                                                      -------          ------       -------       -------
Interest expense:
 Deposits                                                              25,200          23,915        73,511        56,789
 Borrowed funds                                                        12,041           9,588        33,712        25,307
                                                                      -------          ------       -------       -------
   Total interest expense                                              37,241          33,503       107,223        82,096
                                                                      -------          ------       -------       -------
   Net interest income                                                 23,232          22,089        70,058        49,702
Provision for loan losses                                                 250             350           850           800
                                                                      -------          ------       -------       -------
   Net interest income after provision for loan losses                 22,982          21,739        69,208        48,902
                                                                      -------          ------       -------       -------
Non-interest income:
 Gain (loss) on sale of:
  Loans receivable                                                         80             155           179           180
  Mortgage-backed  securities                                               -              (4)            7           (66)
  Investment securities                                                   137             100           225           243
  Foreclosed real estate                                                  (15)             64            10            93
 Income from real estate operations                                     2,114           1,663         5,088         3,629
 Deposit account service charges                                        1,899           1,518         5,224         4,042
 Loan servicing fee income                                                552             624         1,752         1,854
 Brokerage commissions                                                    482             426         1,461         1,387
 Other                                                                    836             995         2,558         2,525
                                                                      -------          ------       -------       -------
   Total non-interest income                                            6,085           5,541        16,504        13,887
                                                                      -------          ------       -------       -------
Non-interest expense:
 Compensation and benefits                                              7,844           7,425        22,548        18,937
 Office occupancy and equipment                                         1,581           1,307         4,639         3,326
 Advertising and promotion                                                776             458         1,939         1,288
 Data processing                                                          542             566         1,515         1,489
 Federal deposit insurance premiums                                       365           1,312         1,102         3,044
 Special SAIF assessment                                                    -          14,216             -        14,216
 Amortization of goodwill                                                 334             338         1,007           451
 Other                                                                  2,535           2,193         7,570         5,577
                                                                      -------          ------       -------       -------
   Total non-interest expense                                          13,977          27,815        40,320        48,328
                                                                      -------          ------       -------       -------
   Income before income taxes                                          15,090            (535)       45,392        14,461
Income taxes                                                            5,894            (197)       16,700         5,405
                                                                      -------          ------       -------       -------
   Net income                                                         $ 9,196            (338)       28,692         9,056
                                                                      =======          ======       =======       =======

Primary and fully diluted earnings per share:                            $.58            (.02)         1.79           .75
                                                                      =======          ======       =======       =======


See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                        Unrealized gain (loss)
                                                                Additional                  on marketable
                                                        Common   paid-in    Retained         securities,        Treasury
Nine Months Ended September 30, 1997                     STOCK   CAPITAL    EARNINGS         NET OF TAX           STOCK     TOTAL
                                                         -----  ----------  ---------        ----------         ---------  --------
Balance at December 31, 1996                           $   168     171,732    95,356               138           (16,769)  250,625
Net income                                                   -           -    28,692                 -                 -    28,692
Proceeds from exercise of 69,234 stock options               1         409         -                 -              (236)      174
Tax benefits from stock-related compensation                 -          57         -                 -                 -        57
Market value adjustment on available
 for sale securities                                         -           -         -             1,081                 -     1,081
Purchase of treasury stock                                   -           -         -                 -           (14,908)  (14,908)
Impact of 50% stock dividend
  related to fractional shares                               -           -       (13)                -                 -       (13)
Cash dividends ($.20 per share)                              -           -    (3,092)                -                 -    (3,092)

                                                          ----     -------  --------             -----            -------  -------
Balance at September 30, 1997                          $   169     172,198   120,943             1,219           (31,913)  262,616
                                                          ====     =======  ========          ========          ========   =======

Nine Months Ended September 30, 1996
------------------------------------
Balance at December 31, 1995                              $ 59      39,750    80,377               125           (10,005)  110,306
Net income                                                   -           -     9,056                 -                 -     9,056
Issuance of 7,791,850 shares, including value of
 option carryovers, for acquisition of N.S. Bancorp         52     131,186         -                 -                 -   131,238
Proceeds from exercise of 233,991 stock options              1         752         -                 -                 -       753
Tax benefits from stock-related compensation                 -          20         -                 -                 -        20

Market value adjustment on available
 for sale securities                                         -           -         -              (581)                -      (581)
Purchase of treasury stock                                   -           -         -                 -            (6,759)   (6,759)
Cash dividends ($.18 per share)                              -           -    (2,190)                -                 -    (2,190)

                                                          ----     -------  --------                              ------   -------
Balance at September 30, 1996                            $ 112     171,708    87,243              (456)          (16,764)  241,843
                                                          ====     =======  ========          ========          ========   =======

   See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     September 30,
                                                                          -----------------------------------
                                                                                 1997              1996
                                                                          ------------------  ---------------
                                                                                      (Unaudited)
Operating activities:
Net income                                                                        $  28,692            9,056
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                      2,260            1,751
   Provision for loan losses                                                            850              800
   Deferred income tax (benefit) expense                                               (366)             589
   Amortization of premiums, discounts, loan fees and servicing rights                  (44)            (388)
   Amortization of goodwill and core deposit premium                                  2,010              927
   Net gain on sale of loans, mortgage-backed securities,
     and real estate held for development or sale                                    (5,274)          (3,743)
   Gain on sale of investment securities                                               (225)            (243)
   Increase in accrued interest receivable                                             (869)          (1,644)
   Net  decrease in other assets and liabilities                                      3,294           14,813
 Loans originated for sale                                                          (10,726)         (75,429)
 Loans purchased for sale                                                           (53,976)         (56,105)
 Sale of loans originated and purchased for sale                                     64,708          169,155
 Sale of mortgage-backed securities available for sale                                2,209           34,118
                                                                                  ---------         --------
      Net cash provided by operating activities                                      32,543           93,657
                                                                                  ---------         --------
Investing activities:
 Loans originated for investment                                                   (559,223)        (371,808)
 Principal repayments on loans receivable                                           483,890          338,380
 Principal repayments on mortgage-backed securities                                  57,523           62,042
 Proceeds from maturities of investment securities available for sale                57,545            9,487
 Proceeds from maturities of investment securities held to maturity                  42,350          100,850
 Proceeds from sale of:
  Investment securities available for sale                                            6,660              824
  Real estate held for development or sale                                           33,987           17,643
  Premises and equipment                                                                172                1
  Stock in FHLB of Chicago                                                            6,299              300
 Purchases of:
  Loans receivable held for investment                                             (138,911)        (256,689)
  Investment securities available for sale                                          (82,072)         (18,244)
  Investment securities held to maturity                                             (5,133)          (1,970)
  Stock in FHLB of Chicago                                                           (5,345)          (3,300)
  Real estate held for development or sale                                          (27,738)         (12,228)
  Premises and equipment                                                             (5,424)          (3,472)
 Payment for purchase of N.S. Bancorp, net of cash acquired                              --         (174,730)
                                                                                  ---------         --------
      Net cash used in investing activities                                        (135,420)        (312,914)
                                                                                  ---------         --------

                                                                     (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     September 30,
                                                                           ----------------------------------
                                                                                 1997              1996
                                                                           -----------------  ---------------
                                                                                      (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                                            $200,000          275,000
 Proceeds from unsecured line of credit                                               3,000               --
 Proceeds from unsecured term loan                                                       --           35,000
 Repayment of FHLB of Chicago advances                                              (85,000)        (200,000)
 Repayment of unsecured line of credit                                               (3,000)              --
 Net decrease in reverse repurchase agreements                                      (15,000)          (4,235)
 Net decrease in other borrowings                                                    (5,465)          (5,964)
 Issuance of common stock in conjunction with acquisition                                --          131,238
 Proceeds from exercise of stock options                                                174              757
 Purchase of treasury stock                                                         (14,908)          (4,297)
 Cash dividends                                                                      (2,967)          (1,692)
 Net increase in deposits                                                            34,041           10,673
 Decrease in advances by borrowers for taxes and insurance                           (7,367)          (7,073)
                                                                                   --------         --------
     Net cash provided by financing activities                                      103,508          229,407
                                                                                   --------         --------
Increase  in cash and cash equivalents                                                  631           10,150
                                                                                   --------         --------
Cash and cash equivalents at beginning of period                                    125,717           77,797
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $126,348           87,947
                                                                                   ========         ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                                          $108,028           78,787
  Income taxes                                                                       16,800            4,600
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate                               2,361            1,038
 Loans receivable swapped into mortgage-backed securities                             2,202           34,194
 Treasury stock received for option exercises                                           236               --
                                                                                   ========         ========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            Three and Nine Months Ended September 30, 1997 and 1996


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

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1997.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Federal Savings Bank and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and nine month periods ended September 30, 1997 and 1996 and as of December 31, 1996. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

     For purposes of computed earnings per share, the number of average shares outstanding for the periods indicated is as follows:

                                               THREE MONTHS ENDED                Nine Months Ended
                                                    September 30,                   September 30,
                                             -------------------------       ---------------------------
                                                1997           1996             1997             1996
                                             ----------     ----------       ----------       ----------
     Primary earnings per share              15,873,735     16,183,979       16,024,764       12,008,879
     Fully-diluted earnings per share        15,885,717     16,190,881       16,037,929       12,011,179
                                             ==========     ==========       ==========       ==========

     All share amounts have been adjusted for the 3-for-2 stock split which was paid in the form of a 50% stock dividend, on July 9, 1997 to shareholders of record on June 17, 1997. The large increase in average shares outstanding for the nine months ended September 30, 1997, is due to the acquisition of N.S. Bancorp, Inc. ("NSBI" or "Northwestern") on May 30, 1996, whereby the Company issued 7,791,850 of its common shares as part of the merger consideration.

(3)  Commitments and Contingencies

     At September 30, 1997, the Bank had outstanding commitments to originate and purchase loans of $190.4 million, of which $106.3 million were fixed-rate loans, with rates ranging from 6.50% to 9.50%, and $84.1 million were adjustable
- rate loans. At September 30, 1997, commitments to sell loans were $15.4 million.

     At September 30, 1997, the Bank had outstanding 21 standby letters of credit totaling $16.4 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had 12 outstanding standby letters of credit totaling $6.3 million related to real estate development improvements.


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

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. However, pro forma EPS disclosures for periods prior to adoption is allowed. Had the provisions of SFAS No. 128 been adopted for the nine months ended September 30, 1997 and 1996, earnings per share would have been as follows:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
           As reported:
            Primary and fully-diluted earnings per share    $1.79         0.75
                                                            =====         ====
           Pro forma:
            Basic earnings per share                        $1.85         0.80
            Diluted earnings per share                       1.79         0.75
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

  The Bank was in compliance with all of its capital requirements as of the dates indicated below:

                                                    September 30, 1997           DECEMBER 31, 1996
                                                  -----------------------     -----------------------
                                                              Percent of                  Percent of
                                                    Amount      Assets          Amount      Assets
                                                  ----------  -----------     ----------  -----------
                                                               (Dollars in thousands)
Stockholder's equity of the Bank               $     281,327        8.43%  $     273,545        8.52%
                                                  ==========       =====      ==========       =====
Tangible capital                                  $  231,229        7.04%     $  219,080        6.96%
Tangible capital requirement                          49,233        1.50          47,202        1.50
                                                  ----------       -----      ----------       -----
Excess                                         $     181,996        5.54%  $     171,878        5.46%
                                                  ==========       =====      ==========       =====
Core capital                                      $  231,229        7.04%     $  219,080        6.96%
Core capital requirement                              98,467        3.00          94,404        3.00
                                                  ----------       -----      ----------       -----
Excess                                         $     132,762        4.04%  $     124,676        3.96%
                                                  ==========       =====      ==========       =====
Core and supplementary capital                    $  247,761       14.81%     $  235,057       15.05%
Risk-based capital requirement                       133,802        8.00         124,943        8.00
                                                  ----------       -----      ----------       -----
Excess                                         $     113,959        6.81%  $     110,114        7.05%
                                                  ==========       =====      ==========       =====
Total Bank assets                               $  3,336,978                $  3,209,058
Adjusted total Bank assets                         3,282,231                   3,146,788
Total risk-weighted assets                         1,727,573                   1,624,489
Adjusted total risk-weighted assets                1,672,520                   1,561,782
Investment in Bank's real estate subsidiary           17,933                      20,184
                                                  ==========                  ==========

  A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                         SEPTEMBER 30,       December 31,
                                                                             1997                1996
                                                                      -------------------  ----------------
                                                                                 (in thousands)
Stockholder's equity of the Bank                                                $281,327           273,545
Goodwill and other non-allowable intangible assets                               (31,957)          (34,368)
Non-permissible subsidiary deduction                                             (17,933)          (20,184)
Non-includable purchased mortgage servicing rights                                  (233)             (203)
SFAS No. 115 capital adjustment                                                       25               290
                                                                                --------           -------
 Tangible and core capital                                                       231,229           219,080
General loan loss reserves                                                        16,837            16,414
Land loans greater than 80% loan-to-value                                           (305)             (437)
                                                                                --------           -------
 Core and supplementary capital                                                 $247,761           235,057
                                                                                ========           =======

      Deductions from Regulatory Capital on Non-Permissible Activities

  Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiaries, Mid America Developments, and NW Financial, which was acquired on May 30, 1996 as part of the acquisition of NSBI. Current OTS regulations require 100% of such investment in and advances to Mid America Developments and NW Financial to be deducted from capital for purposes of computing regulatory capital requirements.

  Included in the calculation of the Bank's deduction from tangible and core capital due to investments in and advances to Mid America Developments and NW Financial is the Bank's total equity investment as well as unsecured loans made to these real estate subsidiaries. Decreasing the investment in and advances to the real estate subsidiaries requires the generation of cash to repay its loans to the Bank or to declare dividends to pass undistributed profits up to the Bank. Currently, the generation of cash at Mid America Developments is accomplished by continued lot sales from improved land developments, and, with respect to NW Financial, from home sales in projects owned by such subsidiary.

  The following is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                    9/30/97       6/30/97       3/31/97      12/31/96       9/30/96
                                    -------       -------       -------      --------       -------
                                                      (in thousands)
     Common stock                   $  1,657         1,657         1,657         1,657         1,657
     Retained earnings                11,419        11,402        10,955        10,642        10,767
     Intercompany advances             4,857         7,097         8,263         7,885         7,637
                                    --------       -------       -------      --------       -------
                                    $ 17,933        20,156        20,875        20,184        20,061
                                    ========       =======       =======      ========       =======

      Interest Rate Risk Component of Regulatory Capital

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of September 30, 1997, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At September 30, 1997, the Bank met each of its capital requirements.

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

  As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. Also, SAIF members will continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the federal savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

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

CHANGES IN FINANCIAL CONDITION

  As of September 30, 1997, total assets of the Company were $3.37 billion, an increase of $140.2 million or 4.3% from the $3.23 billion at December 31, 1996. The increase is primarily due to an increase in deposits and borrowings which were used to fund mortgage loans held for investment.

  Cash and short-term investments totaled a combined $126.3 million at September 30, 1997, an increase of $631,000 from the combined balance of $125.7 million at December 31, 1996.

  Investment securities classified as held to maturity decreased $36.7 million to $35.3 million at September 30, 1997. The decrease is primarily due to maturities of U.S. Government agency obligations totaling $17.4 million, and the call, prior to maturity, of $20.0 million of FHLB callable notes, offset by purchases of $5.1 million.

  Investment securities available for sale increased $19.6 million to $88.6 million at September 30, 1997. The increase is due to purchases of $82.1 million of which $64.9 million was in U.S. Government and agency securities, $11.2 million in floating rate asset-backed certificates, and $5.9 million in equity securities, offset by maturities of $53.0 million, and sales of marketable equity securities with a book value of $1.4 million. The Company recognized a gain on the sale of investment securities of $225,000 during the nine months ended September 30, 1997. At September 30, 1997, gross unrealized gains in the available for sale portfolio were $2.1 million, compared to $592,000 at December 31, 1996.

  Mortgage-backed securities classified as held to maturity decreased $38.5 million to $228.1 million at September 30, 1997, compared to $266.7 million at December 31, 1996. The decrease is primarily due to amortization and prepayments in the portfolio. The Bank did not actively purchase any mortgage-backed securities during the current period due to the ability to generate loans receivable for its own portfolio through its retail and wholesale originations.

  Mortgage-backed securities available for sale decreased $18.8 million to $74.1 million at September 30, 1997, compared to $92.9 million at December 31, 1996. The decrease is due to amortization and prepayment activity in the portfolio. There was no purchase or sale activity during the nine month period ended September 30, 1997. Gross unrealized losses in the available for sale portfolio were $39,000 at September 30, 1997, compared to $352,000 at December 31, 1996.

  The Bank has $145.1 million of CMO securities at September 30, 1997, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans. Additionally, included in mortgage-backed securities held to maturity as of September 30, 1997, and December 31, 1996 are $32.4 million, and $38.1 million, respectively of FHLMC securities with an average yield of 8.70% and 8.73%, respectively, which collateralize a similar amount of CMO bonds issued by the Bank's special purpose finance subsidiaries. Principal repayments and prepayments on these securities are available exclusively for the repayment of the CMO bonds which they collateralize.

  Loans receivable, including loans held for sale, increased $209.1 million, or 8.6%, to $2.64 billion at September 30, 1997. The Bank originated $760.4 million during the nine months period ended September 30, 1997. Offsetting this increase was amortization and prepayments totaling $483.9 million, as well as sales of $66.8 million. Loans receivable held for sale increased $125,000 to $6.6 million as of September 30, 1997, compared to $6.5 million at December 31, 1996. The Company has reduced its sales activity of longer term, fixed-rate originations in an effort to better utilize the Bank's capital base. The relatively small balance in loans held for sale as of September 30, 1997 is a result of this strategy.

  The allowance for loan losses totaled $18.3 million at September 30, 1997, including a $1.5 million specific allowance for loss against a commercial real estate loan. The increase of $423,000 from the balance at December 31, 1996, is due to a $850,000 provision for loan losses, offset by net charge-offs of $427,000. The Bank's allowance for loan losses to total loans outstanding was
 .69% at September 30, 1997, compared to .73% at December 31, 1996. Non-performing loans decreased $1.0 million to $12.4 million at September 30, 1997, or .47% of total loans receivable, compared to $13.5 million, or .55% at December 31, 1996.

  Real estate held for development or sale increased $5.5 million to $33.6 million at September 30, 1997. A summary of real estate held for development or sale is as follows:


                                  SEPTEMBER 30,  DECEMBER 31,
                                      1997           1996
                                  -------------  ------------
                                        (in thousands)
MAF Developments, Inc.
 Harmony Grove                          $ 4,429         4,164
 Creekside of Remington                   1,709         1,760
 Clow Creek Farm                            168           717
 Other                                   13,901         4,392
                                        -------        ------
                                         20,207        11,033
                                        -------        ------
Mid America Developments, Inc.
 Ashbury                                     50           122
 Woods of Rivermist                         109           546
                                        -------        ------
                                            159           668
                                        -------        ------
NW Financial, Inc.
 Woodbridge                               6,634         8,348
 Reigate Woods                            5,393         6,263
 Fields of Ambria                         1,216         1,800
                                        -------        ------
                                         13,243        16,411
                                        -------        ------
                                      $  33,609        28,112
                                        =======        ======

  The Company had 89 lot sales in Harmony Grove for the nine months ended September 30, 1997, which were offset by continued development costs. In addition, the development's commercial site was sold in February 1997 at a pre-tax profit of $228,000. As of September 30, 1997 there are 67 lots under contract in Harmony Grove. Clow Creek Farm is substantially complete, with only 9 lots remaining, of which one is under contract as of September 30, 1997. The Creekside of Remington subdivision, with 170 total lots, and 131 lots remaining, had six sales during the current nine month period. Eight lots are under contract as of September 30, 1997. The $9.5 million increase in the other category represents an additional land parcel purchased for future development. The other category represents 241 acres of land in Naperville that are expected to be developed into approximately 550 residential lots. Preliminary work has begun on the project.

  Ashbury has been fully sold out, with the sale of the remaining eight lots of this 1,115-lot subdivision during the current nine month period. The balance represents a small commercial parcel currently being offered for sale. The balance in the Woods of Rivermist subdivision decreased due to five lot sales during the current nine month period. At September 30, 1997, the development is substantially complete, with two lots remaining.

  The $1.7 million decrease in the Woodbridge subdivision is primarily due to the sale of 91 homesites since December 31, 1996. Of the remaining 57 homesites, 45 are under contract as of September 30, 1997. The balance of Reigate Woods decreased due to continued sales of homesites. At September 30, 1997, there are 44 remaining homesites, with five homesites under contract. There were nine home sales in Fields of Ambria during the nine months ended September 30, 1997. At September 30, 1997, there are six homesites remaining, none of which were under contract.

  Deposits increased $33.9 million, to $2.30 billion at September 30, 1997. After consideration of interest credited to accounts of $69.8 million for the nine months ended September 30, 1997, actual cash outflows were $35.8 million.

  Borrowed funds, which consist primarily of FHLB of Chicago advances and CMO bonds payable, increased $94.8 million to $727.7 million at September 30, 1997. The primary reason for the increase is due to the Bank increasing its FHLB of Chicago advances by a net $115.0 million since December 31, 1996. The increases were primarily to fund loan volume held for investment. Offsetting this increase was a $5.7 million decrease in the Bank's CMO bonds payable issued by its special-purpose finance subsidiaries, as well as the repayment of a maturing reverse repurchase agreement of $15.0 million.

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

  At September 30, 1997, the Bank has one loan which is considered impaired based on the criteria above. The average balance of this impaired loan was $2.9 million during the current quarter. A specific reserve of $1.5 million is recorded against this impaired loan, and the net recorded balance of this loan is $1.4 million. No interest income was recorded on this loan during the three months ended September 30, 1997. Management anticipates the completion of foreclosure proceedings in the first quarter of 1998.

  For the quarter ended September 30, 1997, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $202,000, compared to $213,000 for the three months ended September 30, 1996.

  As of September 30, 1997, the Bank's ratio of non-performing loans to total loans was .47%, compared to .55% at December 31, 1996 and .57% at September 30, 1996.

  Foreclosed real estate increased $553,000 to $1.8 million at September 30, 1997, due to the addition of fifteen single family residential properties offset by the sale of nine properties. At September 30, 1997, foreclosed real estate consists primarily of ten single-family residences.

  DELINQUENT LOANS. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                        61-90 DAYS                           91 DAYS OR MORE
                            -----------------------------------  ---------------------------------------
                                        PRINCIPAL                               PRINCIPAL
                             NUMBER     BALANCE OF    PERCENT      NUMBER      BALANCE OF      PERCENT
                               OF       DELINQUENT       OF          OF        DELINQUENT        OF
                              LOANS       LOANS        TOTAL        LOANS         LOANS         TOTAL
                            ---------  ------------  ----------  -----------  -------------  -----------
                                                      (Dollars in thousands)
September 30, 1997              39        $3,847           .14%       67          $11,822         .44%
                                ==        ======           ===        ==          =======         ===
June 30, 1997                   30        $3,946           .15%       73          $13,378         .52%
                                ==        ======           ===        ==          =======         ===
March 31, 1997                  46        $4,913           .20%       81          $14,102         .57%
                                ==        ======           ===        ==          =======         ===
December 31, 1996               48        $6,834           .28%       76          $ 9,780         .40%
                                ==        ======           ===        ==          =======         ===
September 30, 1996              48        $6,050           .25%       63          $ 8,688         .36%
                                ==        ======           ===        ==          =======         ===

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                                  AT
                                       ---------------------------------------------------------------------------------------
                                          9/30/97      6/30/97     3/31/97     12/31/96    9/30/96      6/30/96      3/31/96
                                        -----------  ----------- ----------- ----------- -----------  -----------  -----------
                                                                            (In thousands )
 REAL ESTATE LOANS:
  One-to four-family:
   Held for investment                $  2,341,861   2,258,938   2,198,886   2,160,525   2,114,595    2,032,102    1,227,470
   Held for sale                             6,620       4,697       6,284       6,495       1,250        9,314       14,817
  Multi-family                              99,949      97,515      97,483      92,968      93,246       94,713       81,919
  Commercial                                44,164      44,881      45,459      46,313      45,875       46,101       45,087
  Construction                              16,615      17,105      17,277      17,263      15,854       16,090       17,860
  Land                                      26,345      26,854      26,561      25,685      22,932       26,644       26,149
                                         ---------   ---------   ---------   ---------   ---------    ---------    ---------
     Total real estate loans             2,535,554   2,449,990   2,391,950   2,349,249   2,293,752    2,224,964    1,413,302

 OTHER LOANS:
  Consumer loans:
   Equity lines of credit                   89,155      88,868      88,595      86,614      83,786       79,193       75,902
   Home equity loans                        31,629      22,866      13,634      14,251      13,126       10,525        8,877
   Other                                     5,610       4,797       5,838       5,009       4,797        4,110        3,946
                                         ---------   ---------   ---------   ---------   ---------    ---------    ---------
     Total consumer loans                  126,394     116,531     108,067     105,874     101,709       93,828       88,725
  Commercial business lines                  2,360       2,312       2,333       1,871       2,098        1,821        2,220
                                         ---------   ---------   ---------   ---------   ---------    ---------    ---------
     Total other loans                     128,754     118,843     110,400     107,745     103,807       95,649       90,945
                                         ---------   ---------   ---------   ---------   ---------    ---------    ---------
   Total loans receivable                2,664,308   2,568,833   2,502,350   2,456,994   2,397,559    2,320,613    1,504,247

  Less:
  Loans in process                           7,005       6,990       6,700       7,620       6,406        6,715        8,843
  Unearned discounts, premiums
   and deferred loan fees, net                (268)        645         696       1,347       2,572        3,245       (1,416)
  Allowance for loan losses                 18,337      18,182      18,010      17,914      17,589       17,254        9,498
                                         ---------   ---------   ---------   ---------   ---------    ---------    ---------
     Total loans receivable, net         2,639,234   2,543,016   2,476,944   2,430,113   2,370,992    2,293,399    1,487,322
Loans receivable held for sale              (6,620)     (4,697)     (6,284)     (6,495)     (1,250)      (9,314)     (14,817)
                                         ---------   ---------   ---------   ---------   ---------    ---------   ----------
Loans receivable, net                 $  2,632,614   2,538,319   2,470,660   2,423,618   2,369,742    2,284,085    1,472,505
                                         =========   =========   =========   =========   =========    =========   ==========

NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                              AT
                                                              ---------------------------------------------------------------------
                                                               9/30/97   6/30/97   3/31/97   12/31/96   9/30/96   6/30/96  3/31/96
                                                              --------  --------  --------- ---------- --------- -------- ---------
                                                                                         (In thousands)
Non-performing loans:
One-to four-family and multi-family loans:
 Non-accrual loans                                                6,260     8,965    8,757     7,680     5,929    5,415     2,801
 Accruing loans 91 days or more overdue                           1,547       845    1,008       896     1,589    1,940     1,235
                                                               --------  --------  -------   -------   -------   ------    ------
  Total                                                        $  7,807     9,810    9,765     8,576     7,518    7,355     4,036
                                                               --------  --------  --------  -------   -------   -------   ------
Commercial real estate, construction and land loans:
 Non-accrual loans                                                4,376     4,067    4,254     3,762       889      433       439
 Accruing loans 91 days or more overdue                              --        --      599       699       599      459        --
 Restructured or renegotiated loans                                  --        --       --        --     4,271    4,299     4,321
                                                               --------  --------  -------   -------   -------   ------    ------
  Total                                                           4,376     4,067    4,853     4,461     5,759    5,191     4,760
                                                               --------  --------  --------  -------   -------   -------   ------
Other loans:
 Non-accrual loans                                                  225       461      366       353       385      287       223
 Accruing loans 91 days or more overdue                              24        25       79        74        23       --        --
                                                               --------  --------  -------   -------   -------   ------    ------
   Total                                                            249       486      445       427       408      287       223
                                                               --------  --------  -------   -------   -------   ------    ------
 Total non-performing loans
  Non-accrual loans                                              10,861    13,493   13,377    11,795     7,203    6,135     3,463
  Accruing loans 91 days or more overdue                          1,571       870    1,686     1,669     2,211    2,399     1,235
  Restructured or renegotiated loans                                 --        --       --        --     4,271    4,299     4,321
                                                               --------  --------  -------   -------   -------   ------    ------
   Total                                                       $ 12,432    14,363   15,063    13,464    13,685   12,833     9,019
                                                               ========  ========  =======   =======   =======   ======    ======
Non-accrual loans to total loans                                    .41%      .53      .54       .48       .30      .27       .23
Accruing loans 91 days or more overdue to total loans               .06       .03      .07       .07       .09      .10       .08
Restructured or renegotiated loans to total loans                    --        --       --        --       .18      .19       .29
                                                               --------  --------  -------   -------   -------   ------    ------
Non-performing loans to total loans                                 .47%      .56      .61       .55       .57      .56       .60
                                                               ========  ========  =======   =======   =======   ======    ======
Foreclosed real estate (net of related reserves):
 One- to four-family                                           $  1,810       724      773     1,257     1,068      888       109
 Commercial, construction and land                                   --        --       --        --        --       --        --
                                                               --------  --------  -------   -------   -------   ------    ------
  Total                                                        $  1,810       724      773     1,257     1,068      888       109
                                                               ========  ========  =======   =======   =======   ======    ======
Non-performing loans and foreclosed real estate
 to total loans and foreclosed real estate                          .54%      .59      .63       .60       .62      .60       .61
                                                               ========  ========  =======   =======   =======   ======    ======
Total non-performing assets                                    $ 14,242    15,087   15,836    14,721    14,753   13,721     9,128
                                                               ========  ========  =======   =======   =======   ======    ======
Total non-performing assets to total assets                         .42%      .45      .49       .46       .47      .44       .46
                                                               ========  ========  =======   =======   =======   ======    ======

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $26.7 million of 8.32% subordinated notes and $35.0 million unsecured term bank loan, loans to and investments in MAF Developments, cash dividends to shareholders and repurchases of the Company's common stock under its stock repurchase programs. The Company also maintains a one year, $15.0 million unsecured revolving line of credit from a commercial bank. The line of credit is generally renewed annually, and matures on April 30, 1998. It is available for general corporate purposes. For the nine month period ended September 30, 1997, the Company received $22.5 million in dividends from the Bank and declared common stock dividends of $.20 per share. In addition, the Company repurchased 543,001 shares of its common stock since December 31, 1996 at a cost of $14.8 million, or an average of $27.31 per share.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current nine month period the Bank borrowed $200.0 million of fixed-rate FHLB of Chicago advances and repaid $85.0 million of maturing advances. The Bank was able to fund the remainder of its mortgage loan originations held for investment for the current quarter with liquidity from prepayments and amortization from its mortgage loan and mortgage-backed securities portfolios.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended September 30, 1997, the Bank's average liquidity ratio was 6.81%. At September 30, 1997, total liquidity was $128.0 million, or 5.26%, which was $6.3 million in excess of the 5.0% regulatory requirement.

  During the nine months ended September 30, 1997, the Bank originated and purchased loans totaling $760.4 million compared with $756.3 million during the same period a year ago. Loan sales and swaps for the nine months ended September 30, 1997, were $66.8 million, compared to $201.7 million for the prior year period, reflecting the Bank's current strategy of holding more fixed-rate mortgage loan originations for investment purposes during the current nine month period. The Bank has outstanding commitments to originate and purchase mortgage loans of $190.4 million and commitments to sell or swap loans of $15.4 million at September 30, 1997.

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

  The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at September 30, 1997, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals and loan prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations of Mid America Finance Corporation included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations, while the Northwestern Acceptance Corporation collateralized mortgage obligations are adjustable-rate and included in the 6 months or less category.

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


                                                                    At September 30, 1997
                                            ----------------------------------------------------------------------
                                                        More Than   More Than    More Than
                                             6 Months   6 Months     1 Year       3 Years    More Than
                                             or Less    to 1 Year  to 3 Years   to 5 Years    5 Years      Total
                                            ----------  ---------  -----------  -----------  ----------  ---------
                                                                      (In thousands)
Interest-earning  assets:
 Loans receivable                            $672,243     428,312     798,209      270,943     487,596   2,657,303
 Mortgage-backed securities                   141,824      14,020      40,727       27,512      77,386     301,469
 Interest-bearing deposits                     38,179          --          --           --          --      38,179
 Federal funds sold                            49,850          --          --           --          --      49,850
 Investment securities (1)                     85,802       4,977       7,999       10,020      45,458     154,256
                                             --------     -------     -------      -------     -------   ---------
  Total interest-earning assets               987,898     447,309     846,935      308,475     610,440   3,201,057
 Less yield adjustments, net                       69         328         246         (243)         89         489
                                             --------     -------     -------      -------     -------   ---------
  Total net interest-earning assets           987,967     447,637     847,181      308,232     610,529   3,201,546
 Impact of hedging activity  (2)                6,620          --          --           --      (6,620)         --
                                             --------     -------     -------      -------     -------   ---------
  Total net interest-earning  assets
   adjusted for impact of hedging
   activities                                 994,587     447,637     847,181      308,232     603,909   3,201,546
                                             --------     -------     -------      -------     -------   ---------
Interest-bearing  liabilities:
 NOW and checking accounts                     12,780      11,692      42,796       26,584      56,491     150,343
 Money market accounts                        128,132                                                      128,132
 Passbook accounts                             55,075      50,393     184,439      114,569     243,460     647,936
 Certificate accounts                         670,690     271,932     309,143       35,380      13,548   1,300,693
 FHLB advances                                 45,000      30,000     315,000      200,000       5,500     595,500
 Other borrowings                              79,606      27,353      25,204           --      26,761     158,924
                                             --------     -------     -------      -------     -------   ---------
  Total interest-bearing  liabilities         991,283     391,370     876,582      376,533     345,760   2,981,528
                                             --------     -------     -------      -------     -------   ---------
Interest sensitivity gap                     $  3,304      56,267     (29,401)     (68,301)    258,149     220,018
                                             ========     =======     =======      =======     =======   =========
Cumulative gap                               $  3,304      59,571      30,170      (38,131)    220,018
                                             ========     =======     =======      =======     =======
Cumulative gap as a percentage
 of total assets                                 0.10%       1.77        0.90        (1.13)       6.53
Cumulative net interest-earning  assets as
 a percentage of interest-bearing
 liabilities                                   100.33      104.31      101.34        98.55      107.38

_____________________
(1) Includes $29.8 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

   Average Balance Sheets

   The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 1997 includes fees which are considered adjustments to yield.


                                              Three Months Ended September 30,
                             ----------------------------------------------------------------
                                         1997                           1996
                              ------------------------------  -------------------------------
                                                    Average                          Average
                               Average               Yield/     Average               Yield/
                               Balance    Interest    Cost      Balance    Interest    Cost
                             -----------  --------  --------  -----------  --------  --------
                                                      (dollars in thousands)
   ASSETS:
   Interest-earning assets:
   Loans receivable          $2,601,481     50,632     7.78%  $2,326,633     45,043     7.74%
   Mortgage-backed
    securities                  307,987      5,373     6.98      405,381      6,945     6.85
   Interest-bearing
    deposits (1)                 79,312      1,296     6.39       41,787        713     6.68
   Federal funds sold (1)        49,230        808     6.42       16,686        281     6.59
   Investment securities
    (2)                         150,506      2,411     6.27      161,908      2,699     6.52
                             ----------    -------            ----------    -------
    Total interest-earning
     assets                   3,188,516     60,520     7.57    2,952,395     55,681     7.53
   Noninterest earning
    assets                      167,009                          165,125
                             ----------                       ----------
    Total assets             $3,355,525                       $3,117,520
                             ==========                       ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interestbearing liabilities:
   Deposits                   2,230,287     25,200     4.48    2,162,688     23,915     4.39
   Borrowed funds               721,249     12,041     6.55      558,878      9,588     6.74
                             ----------    -------            ----------    -------
    Total interest-bearing
     liabilities              2,951,536     37,241     4.99    2,721,566     33,503     4.87
                                           -------     ----                 -------     ----
   Noninterest bearing
    deposits                     73,949                           78,039
   Other liabilities             67,298                           71,215
                             ----------                       ----------
    Total other liabilities     141,247                          149,254
                             ----------                       ----------
    Total liabilities         3,092,783                        2,870,820
   Stockholders' equity         262,742                          246,700
                             ----------                       ----------
    Liabilities and
     stockholders' equity    $3,355,525                       $3,117,520
                             ==========                       ==========

   Net interest
    income/interest rate
    spread                                 $23,279     2.58%                $22,178     2.66%
                                           =======     ====                 =======     ====

   Net earning assets/net
    yield on average
   interestearning assets    $  236,980                2.92%  $  230,829                3.00%
                             ==========                ====   ==========                ====

   Ratio of interestearning
   assets to interestbearing
    liabilities                  108.03%                          108.48%
                             ==========                       ==========


                             NINE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------------
                               1997                             1996                           AT SEPTEMBER 30,
                             --------                         --------                              1997
                                                                                              ------------------
                                                   Average                          Average
                             Average               Yield/     Average               Yield/
                             Balance    Interest    Cost      Balance    Interest    Cost        Balance    Cost
                           -----------  --------  --------  -----------  --------  --------    -----------  -----
   ASSETS:
   Interest-earning assets:
   Loans receivable          $2,528,339    147,027     7.75%  $1,860,702    107,202     7.68%  $2,657,571   7.82%
   Mortgage-backed
    securities                  326,119     17,100     6.99      329,393     16,110     6.52      302,221   7.02
   Interest-bearing

    deposits (1)                 74,479      3,541     6.27       32,656      1,861     7.49       38,179   5.41
   Federal funds sold (1)        45,375      2,173     6.32       14,646        781     7.01       49,850   5.46
   Investment securities  (2)
                                148,494      7,665     6.81      124,948      6,065     6.38      153,725   6.19
                             ----------    -------            ----------    -------            ----------
    Total interest-earning
     assets                   3,122,806    177,506     7.57    2,362,345    132,019     7.44    3,201,546   7.60
   Noninterest earning
    assets                      163,883                          128,468                          169,041
                             ----------                       ----------                       ----------
    Total assets             $3,286,689                       $2,490,813                       $3,370,587
                             ==========                       ==========                       ==========

   LIABILITIES AND
    STOCKHOLDERS' EQUITY:
   Interestbearing
    liabilities:
   Deposits                   2,214,013     73,511     4.44    1,687,740     56,789     4.48    2,227,104   4.53
   Borrowed funds               676,094     33,712     6.58      494,684     25,307     6.74      754,424   6.60
                             ----------    -------            ----------    -------            ----------
    Total interest-bearing
     liabilities              2,890,107    107,223     4.94    2,182,424     82,096     4.99    2,981,528   5.05
                             ----------    -------     ----                 -------     ----                ----
   Noninterest bearing
    deposits                     72,041                           66,717                           69,035
   Other liabilities             66,378                           69,833                           57,408
                              ---------                       ----------                       ----------
    Total other liabilities     138,419                          136,550                          126,443
                              ---------                       ----------                       ----------
    Total liabilities         3,028,526                        2,318,974                        3,107,971
   Stockholders' equity         258,163                          171,839                          262,616
                             ----------                       ----------                       ----------
    Liabilities and
     stockholders' equity    $3,286,689                       $2,490,813                       $3,370,587
                             ==========                       ==========                       ==========

   Net interest
    income/interest rate
    spread                                $70,283      2.63%                $49,923     2.45%               2.55%
                                          =======      ====                 =======     ====                ====

   Net earning assets/net
    yield on average
   interestearning assets    $  232,699                3.00%  $  179,921                2.82%  $  220,018    N/A
                             ==========                ====   ==========                ====   ==========   ====
   Ratio of
    interestearning assets
    to
   interestbearing
    liabilities                  108.05%                          108.24%                          107.38%
                             ==========                       ==========                       ==========


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

                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                             SEPTEMBER 30, 1997                     SEPTEMBER 30, 1997
                                                COMPARED TO                            COMPARED TO
                                             SEPTEMBER 30, 1996                     September 30, 1996
                                            Increase (Decrease)                    Increase (Decrease)
                                   --------------------------------------  ------------------------------------
                                      Volume        Rate          NET        Volume        Rate         Net
                                   ------------  -----------  -----------  -----------  -----------  ----------
                                                                  (In thousands)
INTEREST-EARNING ASSETS:
 Loans receivable                      $ 5,348          241        5,589       38,784        1,041       39,825
 Mortgage-backed securities             (1,697)         125       (1,572)        (161)       1,151          990
 Interest-bearing deposits                 613          (30)         583        2,020         (340)       1,680
 Federal funds sold                        534           (7)         527        1,475          (83)       1,392
 Investment securities                    (185)        (103)        (288)       1,179          421        1,600
                                       -------         ----       ------       ------       ------       ------
  Total                                $ 4,613          226        4,839       43,297        2,190       45,487
                                       -------         ----       ------       ------       ------       ------

INTEREST-BEARING LIABILITIES:
 Deposits                                  757          528        1,285       17,281         (559)      16,722
 Borrowed funds                          2,717         (264)       2,453        8,982         (577)       8,405
                                       -------         ----       ------       ------       ------       ------
  Total                                  3,474          264        3,738       26,263       (1,136)      25,127
                                       -------         ----       ------       ------       ------       ------
Net change in net interest income      $ 1,139          (38)       1,101       17,034        3,326       20,360
                                       =======         ====       ======       ======       ======       ======


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  GENERAL - Net income for the three months ended September 30, 1997 was $9.2 million, or $.58 per fully-diluted share, compared to a net loss of $338,000, or ($.02) per fully-diluted share for the three months ended September 30, 1996. The prior year quarter included a one-time charge of $8.7 million or $.54, net of applicable income taxes, reflecting the cost of the SAIF recapitalization.

  NET INTEREST INCOME - Net interest income was $23.2 million for the current quarter, compared to $22.1 million for the quarter ended September 30, 1996, an increase of $1.1 million. Although the Company's average net interest-earning assets increased to $237.0 million for the three months ended September 30, 1997, compared to $230.8 million for the three months ended September 30, 1996, the Company's net interest margin declined to 2.92% for the current three month period, compared to 3.00% for the prior year period. The decrease is primarily due to a combination of a flattening Treasury yield curve, and the reliance on higher cost FHLB of Chicago advances to fund new loan volume. While the average yield on interest-earning assets rose four basis points to 7.57%, the average cost of interest-bearing liabilities rose 12 basis points to 4.99%.

  Interest income on loans increased $5.6 million as a result of a $247.8 million increase in average loans receivable as well as a 4 basis point increase in the average yield of the loan portfolio. Interest income on mortgage-backed securities decreased $1.6 million to $5.4 million for the current quarter, due to a $97.4 million decrease in average balances due to regular amortization and prepayments, offset by a 13 basis point increase in average yield, primarily due to slight upward repricing of certain adjustable rate mortgage-backed securities and CMO's. Interest income on investment securities decreased $246,000 to $2.4 million. The combined average balances of federal funds sold and interest-bearing deposits increased $70.1 million, due to higher prepayments in loans receivable.

  Interest expense on deposit accounts increased $1.3 million to $25.2 million, due to an increase in average deposits of $67.6 million during the current three month period, as well as a 9 basis point increase in the average cost of savings. The increase in the average cost of deposits is primarily due to an increase in average certificate of deposit balances, which carry higher interest rates than the Bank's core deposit accounts.

  Interest expense on borrowed funds increased $2.5 million to $12.0 million, as a result of a $162.4 million increase in the average balance of borrowed funds, offset by a 19 basis point decrease in the average cost of borrowed funds. The increase in the average balance is primarily due to an increase in FHLB of Chicago advances of $167.3 million. The decrease in the average cost is a result of falling medium term interest rates, as well as the repayment of $85.0 million of FHLB of Chicago advances with higher rates.

  PROVISION FOR LOAN LOSSES - The Bank provided $250,000 in provision for loan losses during the current three month period, compared to $350,000 for the prior three month period. Net charge-offs during the current quarter were $95,000, compared to $15,000 for the three months ended September 30, 1996. At September 30, 1997, the Bank's allowance for loan losses was $18.3 million, which was .69% of total loans receivable, compared to .73% at December 31, 1996. The ratio of the allowance for loan losses to non-performing loans was 147.5% at September 30, 1997 compared to 133.1% at December 31, 1996.

  NON-INTEREST INCOME - Non-interest income increased 9.8% to $6.1 million for the three months ended September 30, 1997, compared to $5.5 million for the three months ended September 30, 1996.

  Gain on sale of loans and mortgage-backed securities decreased to a combined $80,000 for the three months ended September 30, 1997, compared to a combined gain of $151,000 for the three months ended September 30, 1996. The Bank sold $21.4 million in mortgage loans during the quarter ended September 30, 1997 compared to $48.7 million during the quarter ended September 30, 1996.

  The Company recognized $137,000 in gains on investment securities for the three months ended September 30, 1997, compared to $100,000 for the prior year period, primarily due to sales of marketable equity securities. Unrealized gains in the Company's marketable equity portfolio totaled $2.1 million at September 30, 1997.

  Income from real estate operations increased $451,000 to $2.1 million for the three months ended September 30, 1997. A summary of income from real estate operations is as follows:

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------
                                                   1997                   1996
                                          ----------------------  ---------------------
                                                      PRE-TAX
                                               # OF   INCOME           # OF    PRE-TAX
                                               LOTS    (LOSS)          LOTS    INCOME
                                               ----   -------          ----    -------
                                                     (dollars in thousands)
           Woodbridge                            49    $1,497            10     $  115
           Harmony Grove                         34       370             -          -
           Reigate Woods                          2       132             5        245
           Clow Creek Farm                        3       111             6        142
           Creekside of Remington                 4         9             -          -
           Fields of Ambria                       3        (5)            5         39
           Woods of Rivermist                     -         -             2        112
           Ashbury                                -         -             7      1,010
                                               ----   -------          ----    -------
                                                 95    $2,114            35     $1,663
                                               ====   =======          ====    =======

  The Woodbridge subdivision consists of 531 residential lots. At September 30, 1997, 57 lots were remaining with 45 under contract. The increase in sales is due to an improvement in identification of the subdivision's target market. The Company expects to close the current pending sales during the next two quarters. Harmony Grove, with a total of 386 lots, commenced sales one year ago. To date, the project has sold 164 lots, 34 in the current quarter. Of the remaining 222 lots, 67 lots are under contract as of September 30, 1997. The 85-lot Reigate Woods subdivision had two sales during the current quarter, with 44 homesites remaining. Five homesites are under contract as of September 30, 1997. Lot sale profits per lot in Clow Creek Farm improved due to higher prices in the 260-lot subdivision, as it nears completion. At September 30, 1997, one of the remaining nine lots are under contract. The Company had 4 sales in the Creekside of Remington subdivision, which is a 170-lot development. Project to date sales have been slower than in other projects. At September 30, 1997, eight lots are under contract. The Fields of Ambria subdivision is nearly complete, with three sales during the current quarter. Only six of the 240 total homesites in this project remain unsold at September 30, 1997. The Woods of Rivermist development has two lots remaining to be sold at September 30, 1997. Prior year Ashbury profits represent lot sale profits, as well as the sale of a 13 acre commercial parcel at a $728,000 profit.

  Deposit account service charges increased $381,000, or 25.1% to $1.9 million for the three months ended September 30, 1997. The increase is due to improved fee income from checking accounts due to a large increase in the number of checking accounts opened in response to the Bank's direct mail program. The number of checking accounts at the Bank exceeded 80,000 at September 30, 1997, compared to 69,000 at September 30, 1996.

  Loan servicing fee income decreased $72,000 or 11.5% to $552,000, for the three months ended September 30, 1997. The average balance of loans serviced for others decreased 3.3% to $1.02 billion for the current three month period, compared to $1.05 billion for the prior year period, and the average servicing fee decreased to 26 basis points in 1997 compared to 27 basis in 1996. Amortization of servicing rights equaled $111,000 for the three months ended September 30, 1997, compared to $76,000 for the prior three month period, as a result of increased prepayments in the loan serviced for others portfolio.

  NON-INTEREST EXPENSE - Non-interest expense decreased $13.8 million to $14.0 million for the three months ended September 30, 1997 primarily due to a one-time charge of $14.2 million for the recapitalization of the SAIF in the prior year period. Without regard to the one-time charge, non-interest expense increased $378,000.

  Compensation and benefits increased $419,000 to $7.8 million for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The increase is primarily due to higher medical costs and retirement plan expenses, as well as higher loan officer commissions due to an increase in loan originations during the current quarter as compared to the prior year quarter.

  Occupancy expense increased $274,000, or 21.0%, to $1.6 million for the three months ended September 30, 1997. The increase is a result of increased occupancy costs related to the Bank's new loan operations center, Downers Grove branch, and land lease for the new Harlem Irving branch.

  FDIC insurance premiums decreased significantly due to legislation passed to recapitalize the SAIF, which insures deposits of savings institutions. The decrease in the Bank's insurance rate on deposits to 6.48 basis points for the three months ended September 30, 1997, compared to 23 basis points for the three months ended September 30, 1996 led to the decrease in FDIC insurance costs.

  Marketing expense increased $318,000, or 69.4% to $776,000 for the three months ended September 30, 1997 due to costs associated with the opening of the Bank's newest branch, as well as costs for marketing new deposit products, and direct mail expenses related to home equity loans. In addition, the prior year quarter did not include marketing expense for our Northwestern branches since our products had not yet been introduced in those areas.

  Other non-interest expense increased $342,000 to $2.5 million for the three months ended September 30, 1997. The increase is primarily due to higher title, credit report and appraisal fees due to higher loan volume in the quarter and a higher experience of check losses due to the increased checking account base.

  INCOME TAXES - For the three months ended September 30, 1997, income tax expense totaled $5.9 million, or an effective income tax rate of 39.1%, compared to an income tax benefit of $197,000, or an effective income tax benefit rate of 36.8%, for the three months ended September 30, 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  GENERAL - Net income for the nine months ended September 30, 1997 was $28.7 million, or $1.79 per share, compared to $9.1 million, or $.75 per share, an increase of $19.6 million. Results between the two periods are generally not comparable due to the Company's acquisition of NSBI on May 30, 1996.

  NET INTEREST INCOME - Net interest income for the nine months ended September 30, 1997 was $70.1 million compared to $49.7 million for the nine months ended September 30, 1996, an increase of $20.4 million, or 41.0%. The increase is a function of the growth in average interest-earning assets of $760.5 million due primarily to the acquisition of NSBI, as well as an increase in the net interest margin to 3.00% for the nine months ended September 30, 1997, compared to 2.82% for the prior year's six month period.

  Interest income on interest-earning assets increased $45.5 million during the nine months ended September 30, 1997. Of this increase, $39.8 million is attributable to loans receivable. The Bank's average balance of loans receivable increased $667.6 million during the current period, primarily due to the acquisition of NSBI, while the average yield on loans receivable increased 7 basis points. The $990,000 increase in interest income on mortgage-backed securities is due to a 47 basis point increase in average yield offset by a decrease in average balance of $3.2 million. Interest income on investment securities increased $1.6 million to $7.4 million for the nine months ended September 30, 1997, due to the increase in the average balance of $23.5 million, and an increase in the average yield of 43 basis points. Both increases are generally due to the acquisition of NSBI, whose investment portfolio carried a longer duration than that of the Bank's.

  Interest expense on interest-bearing liabilities increased $25.1 million during the nine months ended September 30, 1997. Interest expense on savings deposits increased $16.7 million, primarily due to an increase in the average deposits of $526.3 million primarily from the NSBI acquisition. Interest expense on borrowed funds increased $8.4 million, due primarily to a $181.4 million increase in the average balance of borrowed funds offset by a 16 basis point decrease in average cost.

  PROVISION FOR LOAN LOSSES - The Bank provided $850,000 for possible loan losses for the nine months ended September 30, 1997 compared to $800,000 for the nine months ended September 30, 1996. Net charge-offs were $427,000 for the current nine month period compared to $246,000 for the prior nine month period. At September 30, 1997, the Bank's allowance for loan losses was $18.3 million which was .69% of total loans receivable, compared to .73% at December 31, 1996. The ratio of allowance for loan losses to non-performing loans was 147.5% at September 30, 1997 compared to 133.1% at December 31, 1996.

  NON-INTEREST INCOME - Non-interest income increased $2.6 million to $16.5 million for the nine months ended September 30, 1997.

  Gain on sale of loans receivable and mortgage-backed securities were a combined $186,000 for the nine months ended September 30, 1997, compared to $114,000 for the nine months ended September 30, 1996, an increase of $72,000. Loan sales were $64.6 million during the current period compared to $167.5 million in the prior nine month period. During the current nine month period, the Bank swapped and sold $2.2 million of current loan originations compared to $34.2 million in the prior nine month period. Loan sale activity is down due to the Bank's strategy of keeping more fixed-rate mortgage loans in portfolio to better utilize its capital base.

  During the current nine months, the Company recognized gains on the sale of investment securities of $225,000, compared to $243,000 for the previous nine month period. The gains are primarily from the sale of marketable equity securities.

  Income from real estate operations was $5.1 million for the nine months ended September 30, 1997, compared to income of $3.6 million for the nine months ended September 30, 1996.

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------
                                                           1997                          1996
                                               ----------------------------  ----------------------------
                                                   # OF                         # OF          INCOME
                                                   LOTS          INCOME         LOTS          (LOSS)
                                               ------------  --------------  -----------  ---------------
                                                                (dollars in thousands)

   Ashbury                                                8          $  290           17          $1,338
   Woods of Rivermist                                     5             220            2             112
   Clow Creek Farm                                       15             576           76           2,004
   Harmony Grove                                         89           1,221            -               -
   Fields of Ambria                                       9              33            7              56
   Creekside of Remington                                 6              15            -               -
   Reigate Woods                                          8             447            7             343
   Woodbridge                                            91           2,286           20             200
   Other                                                  -               -            -            (424)
                                                        ---          ------          ---          ------
                                                        231          $5,088          129          $3,629
                                                        ===          ======          ===          ======


  The eight lot sales in Ashbury represent the final sales of this 1,115-lot subdivision. Included in the pre-tax income from Ashbury in 1996 is a $728,000 profit from the sale of a 13-acre commercial parcel. The Woods of Rivermist activity during the current nine month period leaves only two lots remaining in the 31-lot development. Clow Creek Farm sales decreased due to the near completion of this project as of September 30, 1997. At September 30, 1997, 9 lots remain, with one under contract. Harmony Grove is the Company's newest subdivision. The 89 lot sales represent a majority of the remaining Unit 1 and Unit 3 lots. The Company expects sales to continue to close in the fourth quarter of 1997 in the next unit of this project. Activity in Fields of Ambria, Reigate Woods and Woodbridge is due to the acquisition of NSBI. Prior period amounts represent four months of activity. The $424,000 loss in the prior nine month period represents the write-off of capitalized costs related to a real estate project which the Company decided not to exercise its options to purchase two parcels of land.

  Loan servicing fee income decreased 5.5%, or $102,000 to $1.8 million for the nine months ended September 30, 1997. Although the average balance of loans serviced for others has increased 1.5% to $1.03 billion for the current nine month period, compared to $1.02 billion in the prior nine month period, loan servicing fees decreased primarily due to amortization of purchased loan servicing rights, which totaled $280,000 for the current nine month period, compared to $206,000 for the prior nine month period.

  Deposit account service charges increased $1.2 million or 29.2% to $5.2 million for the nine months ended September 30, 1997, due to an increase in the number of checking accounts generated by the Bank's direct mail checking account program.

  NON-INTEREST EXPENSE - Non-interest expense for the nine months ended September 30, 1997 decreased $8.0 million, or 16.6% to $40.3 million compared to $48.3 million for the nine months ended September 30, 1996 primarily due to a one-time charge of $14.2 million for the recapitalization of the SAIF in the prior year period. Exclusive of the SAIF assessment, non-interest expenses increased $6.2 million. The general reason for this increase in non-interest expense for the current nine month period is due to the prior nine month period including the impact of the Company's acquisition of NSBI for only four months, compared to nine months for the current period.

  Compensation and benefits increased $3.6 million for the nine months ended September 30, 1997, to $22.5 million. The increase is primarily due to the increase in staff with the acquisition of NSBI and normal salary increases.

  Occupancy expense increased $1.3 million, or 39.5% to $4.6 million for the nine months ended September 30, 1997 due to the acquisition of NSBI, which added six locations to the branch network. In addition, the current nine month increase is due to a branch opening by the Bank, and the addition of a centralized loan processing center for the Bank's loan origination and processing departments.

  FDIC insurance premiums declined $1.9 million to $1.1 million due to legislation passed to recapitalize the SAIF, which insures deposits of savings institutions. The result was a decrease in the Bank's insurance rate on deposits to 6.48 basis points for the nine months ended September 30, 1997, compared to 23 basis points for the nine months ended September 30, 1996.

  Advertising and promotion costs increased $651,000 to $1.9 million for the nine months ended September 30, 1997 due primarily to additional costs incurred with a new branch and the expansion of the direct mail program for checking accounts to the six new locations acquired.

  Other non-interest expense increased $2.0 million to $7.6 million for the nine months ended September 30, 1997. The increase is due to the current nine month period including $1.0 million in amortization of the core deposit intangible created in the acquisition of NSBI, compared to $476,000 in the prior year period. Additionally, increased operating costs as a result of the merger with NSBI account for the remainder of the increase in this category. The Company also incurred $1.0 million in amortization expense of goodwill during the current nine month period, compared to $451,000 in the prior year period.

  INCOME TAXES - The Company recorded a provision for income taxes of $16.7 million for the nine months ended September 30, 1997, or an effective income tax rate of 36.8%, compared to $5.4 million for the nine months ended September 30, 1996, or an effective income tax rate of 37.4%. The decrease in the effective income tax rate is primarily due to the recognition of $1.0 million in income tax benefits, equal to $.06 per share, relating to the resolution of certain prior years' state income tax issues.

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

         Not Applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit No. 11.  Statement re:  Computation of per share earnings

                                                                 QUARTER ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1997       SEPTEMBER 30, 1997
                                                             ---------------------  ------------------------
Net income                                                             $ 9,196,000                28,692,000
                                                                       ===========                ==========

Weighted average shares outstanding                                     15,338,117                15,522,337

Common stock equivalents due to dilutive
effect of stock options                                                    535,618                   502,427
                                                                       -----------                ----------

Total weighted average common shares
and equivalents outstanding for primary
computation                                                             15,873,735                16,024,764
                                                                       ===========                ==========

Primary earnings per share                                             $       .58                      1.79
                                                                       ===========                ==========

Total weighted average common shares
and equivalents outstanding for primary
computation                                                             15,873,735                16,024,764

Additional dilutive shares using the end of
period market value versus the average
market value when applying the
treasury stock method                                                       11,982                    13,165
                                                                       -----------                ----------

Total weighted average common shares and
equivalents outstanding for fully diluted
computation                                                             15,885,717                16,037,929
                                                                       ===========                ==========

Fully diluted earnings per share                                       $       .58                      1.79
                                                                       ===========                ==========

         (b) Reports on Form 8-K.

         None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MAF Bancorp. Inc.
                                              ---------------------
                                                   (Registrant)



Date:     November 12, 1997            By:    /s/  Allen H. Koranda
     ----------------------               -------------------------
                                                   Allen H. Koranda
                                             Chairman of the Board and
                                              Chief Executive Officer
                                             (Duly Authorized Officer)



Date:    November 12, 1997             By:    /s/  Jerry A. Weberling
     ---------------------                ---------------------------
                                                   Jerry A. Weberling
                                             Executive Vice President and
                                               Chief Financial Officer
                                              (Duly Authorized Officer)