Form 10-K
period 1997-12-31
MAF BANCORP INC
filed 1998-03-27
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1997

                        COMMISSION FILE NUMBER 0-18121
                              ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No  ____
                                       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Based upon the closing price of the registrant's common stock as of March 3, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $472,137,346.*

The number of shares of Common Stock outstanding as of March 3, 1998: 15,012,836

--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998 are incorporated by reference into
Part III hereof.
---------------------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are shares held by various employee benefit plans where trustees are (i) directors or executive officers of the registrant or (ii) required to vote a portion of unallocated shares at the direction of employees.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the consumer banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank") and secondarily, in the residential real estate development business through MAF Developments, Inc. ("MAF Developments").

  On May 30, 1996, the Company acquired N.S. Bancorp, Inc. ("NSBI"), which was the sole shareholder of Northwestern Savings Bank ("Northwestern"). At acquisition, Northwestern had $749.7 million in loans receivable, which were primarily one-to four-family residential mortgage loans, and $872.0 million in deposits, which were serviced from six branch locations. All but one of the
branches are in markets which the Bank did not service in the past.    See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed review of the acquisition.

  The Bank is a consumer-oriented financial institution offering various financial services to its customers through 22 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

MARKET DATA

  Based on total assets at December 31, 1997, the Bank is one of the largest financial institutions headquartered in the Chicago metropolitan area, with its home office located in Clarendon Hills, Illinois in the southeastern portion of DuPage County. Through its network of 22 retail banking offices, the Bank serves the residential, commercial and high technology sector west of Chicago, including western Cook County, northern Will County, eastern Kane County and DuPage County, as well as the northwest side of the City of Chicago.

COMPETITION

  The Bank is faced with increasing competition in attracting retail customer business, including deposit accounts and loan originations. Competition for deposit accounts comes primarily from other savings institutions, commercial banks, money market mutual funds, and insurance companies (primarily in the form of annuity products). Factors affecting the attraction of customers include interest rates offered, convenience of branch locations, ease of business transactions, and office hours. Competition for loan products comes primarily from other mortgage brokers, savings institutions, commercial banks and mortgage banking companies. Factors affecting business include interest rates, terms, fees, and customer service.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principals, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

REGULATORY ENVIRONMENT

  The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Bank can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress, could have a material impact on the Bank and its operations. See "Regulation and Supervision - Federal Savings Institution Regulation - Thrift Rechartering Legislation" for more information.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following executive officers were employed by the Company and the Bank as of January 1, 1998.


     NAME                       AGE                 POSITION(S) HELD
     ----                       ---                 ----------------

Allen H. Koranda                 51   Chairman of the Board and Chief Executive
                                      Officer of the Company and the Bank

Kenneth Koranda                  48   President and Director of the Company
                                      and the Bank

Jerry A. Weberling               46   Executive Vice President and Chief Financial
                                      Officer of the Company and the Bank

Gerard J. Buccino                36   Senior Vice President and Controller of the
                                      Company and the Bank

William Haider                   46   Senior Vice President of the Company and
                                      the Bank; President of Mid America
                                      Developments, NW Financial and MAF Developments

Michael J. Janssen               38   Senior Vice President of the Company and
                                      the Bank

David W. Kohlsaat                43   Senior Vice President of the Company and
                                      the Bank

Thomas Miers                     46   Senior Vice President of the Company and
                                      the Bank

Kenneth Rusdal                   56   Senior Vice President of the Company and
                                      the Bank

Sharon Wheeler                   45   Senior Vice President of the Company and
                                      the Bank

Gail Brzostek                    49   First Vice President of the Bank

Alan W. Schatz                   39   First Vice President of the Bank

Diane Stutte                     49   First Vice President of the Bank

Carolyn Pihera                   55   Vice President and Corporate Secretary of the
                                      Company and the Bank

BIOGRAPHICAL INFORMATION

  Set forth below is certain information with respect to executive officers of the Company and the Bank. Unless otherwise indicated, the principal occupation listed for each person below has been their principal occupation for the past five years.

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

  Michael J. Janssen has been Senior Vice President - Investor Relations and Taxation of the Company and the Bank since July 1996. Prior to that he was First Vice President - Investor Relations and Taxation of the Company and the Bank from July 1993 to July 1996, and Vice President of the Company from March 1990 to July 1993. He is a certified public accountant. Mr. Janssen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Science of Taxation degree from DePaul University.

  David W. Kohlsaat has been Senior Vice President - Administration since July 1996. Prior to that he was First Vice President - Administration of the Company from July 1993 to July 1996, and is responsible for retail deposit administration and Human Resources. He has been Vice President of the Company since April 1993 and of the Bank since 1980. Mr. Kohlsaat holds a Bachelor of Science degree from Southern Methodist University. He joined the Bank in 1976.

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

  Gail Brzostek has been First Vice President - Check Operations and VISA services since July 1996. Prior to that she was Vice President - Check Operations since 1985. She joined the Bank in 1967.

  Alan W. Schatz has been First Vice President - Secondary Marketing of the Bank since July 1996. Prior to that he was Vice President - Secondary Marketing of the Bank from September 1992 to July 1996. Prior to that he served as the Director of Trading and Risk Management at First Illinois Mortgage Corporation where he was employed from 1987 until 1992. Mr. Schatz holds a Bachelor of Science degree from the University of Illinois at Chicago and a Master of Business Administration degree from Rosary College.

  Diane Stutte has been First Vice President - Teller Operations since July 1996. Prior to that, she was Vice President - Teller Operations of the Bank since 1985. She joined the Bank in 1970.

  Carolyn Pihera has been Vice President since 1979 and Corporate Secretary to the Board of Directors of the Company since August 1989, and of the Bank since 1980. She joined the Bank in 1959 and currently is also Office Manager of the Clarendon Hills office.

  Employees

  The Bank employs a total of 855 full time equivalent employees as of December 31, 1997. Management considers its relationship with its employees to be excellent.

ITEM 2.   PROPERTIES

  The Company neither owns nor leases any real property. For the time being, it utilizes the property and equipment of the Bank without payment to the Bank.

  The Bank conducts its business through 22 retail banking offices, including its executive office location in Clarendon Hills, Illinois, and a 30,000 square foot centralized loan processing and servicing operation located in Naperville, Illinois, which it leases. The Bank has its own data processing equipment. The data processing equipment primarily consists of mainframe hardware, network servers, personal computers and ATMs. At December 31, 1997, the data processing equipment owned has a net book value of $2.7 million.

  The following table sets forth information regarding the Bank's executive office and its 22 branches. At December 31, 1997, the net book value of the Bank's premises and related equipment was $35.8 million.

                                                                                     NET BOOK VALUE
                                        DATE LEASED     DATE LEASE     % OF TOTAL     DECEMBER 31,
              LOCATION                  OR ACQUIRED       EXPIRES       DEPOSITS          1997
              --------                  -----------     ----------     ----------    --------------
                                                         (Dollars in thousands)
  EXECUTIVE AND HOME OFFICE
  55th Street and Holmes Avenue
  Clarendon Hills, Illinois  60514        1975/1986         owned           11.34%          $ 4,826

  BRANCHES
  Chicago, Illinois
  2300 North Western Avenue                    1996         owned            5.48               683
  3844 West Belmont Avenue                     1996         owned           11.48               490
  6333 North Milwaukee Avenue                  1996          2001            5.16                40
  5075 South Archer Avenue                     1996         owned            7.98               760

  Norridge, Illinois
  4100 North Harlem Avenue                     1996          1998            6.12                 5
  4350 North Harlem Avenue                     1997         owned(1)

  Cicero, Illinois
  5900/5847 West Cermak Road              1939/1978         owned           13.00             1,115
  4830 West Cermak Road                        1970         owned            1.72               446

  Berwyn, Illinois
  6620 West Ogden Avenue                       1996         owned            0.59             1,080
  6650 West Cermak Avenue                      1996         owned            3.51               507

  Riverside, Illinois
  40 East Burlington                           1977         owned            4.33               908

  LaGrange Park, Illinois
  1921 East 31st Street                        1981         owned            4.40               859

  Broadview, Illinois
  800 Broadview Village Square                 1997          2011             .01               181

  Western Springs, Illinois
  40 West 47th Street                          1978         owned            3.54               802

  Downers Grove
  7351 S. Lemont Road                          1997         owned(2)          .22               896

  Naperville, Illinois
  1001 South Washington                        1974         owned            7.46             2,065
  9 East Ogden Avenue                          1982         owned            1.81               930
  1308 S. Naperville Blvd.                     1987         owned            2.71             1,452
  3135 Book Road                               1997         owned            0.97             1,978

  Wheaton, Illinois
  250 East Roosevelt Road                      1977         owned            3.75               910
  161 Danada Square East                       1988          2009            1.60               294

  St. Charles, Illinois
  2600 East Main Street                        1979         owned            2.82             2,073

  Other fixed assets                                                            -            12,520
                                                                          -------           -------
    Total                                                                  100.00%          $35,820
                                                                          =======           =======

------------------------------------------
  (1)  Land lease expires in 2006, new branch currently under construction.
  (2)  Land lease expires in 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS

  The Company's common stock is traded over-the-counter and quoted on the NASDAQ/National Market System under the symbol "MAFB". As of March 3, 1998, the Company had 1,772 stockholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated.

                            DECEMBER 31, 1997   DECEMBER 31, 1996
                            -----------------   -----------------
                             HIGH       LOW      HIGH       LOW
                            -------   -------   -------   -------
        First Quarter         27.83     22.25     17.00     16.33
        Second Quarter        28.42     24.83     18.00     16.00
        Third Quarter         34.75     27.92     17.67     14.83
        Fourth Quarter        35.38     30.50     23.50     17.33

  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  The Company declared $0.27 per share in dividends during the year ended December 31, 1997, and $0.12 per share in dividends for the six months ended December 31, 1996. The Company's ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulation and Supervision - Federal Savings Institution Regulation - Limitation on Capital Distributions."

  All amounts in this Form 10-K have been adjusted for the 3-for-2 stock split announced by the Company on April 30, 1997, which was paid on July 9, 1997 to shareholders of record on June 17, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See
Item 8.  "Financial Statements and Supplementary Data."


                                                    DECEMBER 31,                                 JUNE 30,
                                              -------------------------          --------------------------------------
                                               1997              1996              1996            1995          1994
                                              ------            -------          ---------       --------       -------
                                                            (Dollars in thousands, except per share data)
SELECTED FINANCIAL DATA:
 Total assets                             $   3,457,664        3,230,341          3,117,149        1,783,076    1,586,334
 Loans receivable, net                        2,707,127        2,430,113          2,293,399        1,267,453    1,010,992
 Mortgage-backed securities                     283,008          359,587            418,102          307,390      347,902
 Interest-bearing deposits                       57,197           55,285             37,496           10,465       29,922
 Federal funds sold                              50,000           24,700              5,700            9,360       17,450
 Investment securities                          177,803          171,818            171,251           90,319       97,260
 Real estate held for
  development or sale                            31,197           28,112             26,620           11,454        6,404
 Deposits                                     2,337,013        2,262,226          2,254,100        1,313,306    1,292,531
 Borrowed funds                                 770,013          632,897            537,696          307,024      149,856
 Subordinated capital note, net                  26,779           26,709             26,676           20,100       20,027
 Stockholders' equity                           263,411          250,625            242,226          105,419       95,150
 Book value per share                             17.55            15.93              15.62            12.80        11.18
 Tangible book value per share                    15.46            13.74              13.32            12.80        11.18

                                              YEAR ENDED    SIX MONTHS ENDED                YEAR ENDED JUNE 30,
                                              DECEMBER 31,    DECEMBER 31,      --------------------------------------------
                                                 1997           1996               1996            1995            1994
                                             ----------        ---------        ----------      -----------     ------------
                                                                  (Dollars in thousands, except per share amounts)
SELECTED OPERATING DATA:
Interest income                              $  238,915         112,827             143,095         114,963      103,778
Interest expense                                145,216          68,631              93,221          73,367       69,694
                                             ----------       ---------           ---------       ---------    ---------
 Net interest income                             93,699          44,196              49,874          41,596       34,084
Provision for loan losses                         1,150             700                 700             475        1,200
                                             ----------       ---------           ---------       ---------    ---------
 Net interest income after provision
  for loan losses                                92,549          43,496              49,174          41,121       32,884
Non-interest income:
 Gain (loss) on sale of loans receivable
  and mortgage-backed securities                    432             (32)                198             (56)       3,135
 Income from real estate operations               6,876           4,133               4,786           7,497        7,719
 Gain (loss) on sale and writedown of:
  Investment securities                             404             251                 188            (231)         200
  Foreclosed real estate                             17             161                  50             181          145
 Deposit account service charges                  7,217           3,219               4,894           3,347        2,414
 Loan servicing fee income                        2,278           1,249               2,394           2,373        2,456
 Other                                            5,493           2,978               4,590           3,539        3,579
                                             ----------       ---------           ---------       ---------    ---------
  Total non-interest income                      22,717          11,959              17,100          16,650       19,648
Non-interest expense:
 Compensation and benefits                       30,472          14,503              21,209          18,257       16,954
 Office occupancy and equipment                   6,203           2,652               3,774           3,522        3,569
 Federal deposit insurance premiums               1,468           2,338               3,255           3,003        2,996
 Special SAIF assessment                              -          14,216                   -               -            -
 Other                                           16,468           7,369               9,548           8,630        7,797
                                             ----------       ---------           ---------       ---------    ---------
  Total non-interest expense                     54,611          41,078              37,786          33,412       31,316
                                             ----------       ---------           ---------       ---------    ---------
  Income before income taxes
   and other items                               60,655          14,377              28,488          24,359       21,216
Income taxes                                     22,707           5,602              10,805           9,316        7,766
                                             ----------       ---------           ---------       ---------    ---------
  Income before other items                      37,948           8,775              17,683          15,043       13,450
Extraordinary item (1)                                -               -                (474)              -            -
                                             ----------       ---------           ---------       ---------    ---------
  Net income                                 $   37,948           8,775              17,209          15,043       13,450
                                             ==========       =========           =========       =========    =========
Basic earnings per share                     $    2.46             .56                1.97            1.80         1.55
                                             ==========       =========           =========       =========    =========
Diluted earnings per share                   $    2.38             .54                1.84            1.70         1.48
                                             ==========       =========           =========       =========    =========


                                      Year Ended          Six Months Ended                       Year Ended June 30,
                                     December 31,           December 31,          --------------------------------------------
                                        1997                   1996(2)               1996              1995            1994
                                      -------               ----------            ---------         ---------        ---------
                                                            (Dollars in thousands, except per share data)
SELECTED FINANCIAL RATIOS AND
 OTHER DATA:
Return on average assets                 1.14%                 1.11% (3)             .85%               .90%            .85%
Return on average equity                14.69                  14.18 (3)           14.21              15.22           14.80
Average stockholders' equity
 to average assets                       7.79                   7.80                6.00               5.91            5.75
Stockholders' equity to
 total assets                            7.62                   7.76                7.77               5.91            6.00
Tangible and core capital to
 total assets (Bank only)                6.88                   6.96                7.02               5.64            5.90
Risk-based capital ratio
 (Bank only)                            14.34                  15.05               15.36              12.07           13.24
Interest rate spread during
 period                                  2.62                   2.64                2.24               2.29            1.99
Net yield on average interest-
 earning assets                          2.98                   2.96                2.62               2.62            2.29
Average interest-earning
 assets to average
 interest-bearing liabilities          107.99                 107.98              107.83             107.22          106.48
Non-interest expense to
 average assets                          1.65                   1.70 (3)            1.87               2.00            1.98
Non-interest expense to
 average assets and
 average loans serviced
 for others                              1.26                   1.27 (3)            1.27               1.31            1.31
Efficiency ratio                        47.07                  47.79 (3)           56.58              57.14           58.50
Ratio of earnings to fixed
 charges:
 Including interest on deposits          1.41x                  1.41x (3)           1.30x              1.32x           1.30x
 Excluding interest on deposits          2.26x                  2.35x (3)           1.93x              2.34x           2.24x
Non-performing loans to
 total loans                              .39                    .55                 .56                .57             .83
Non-performing assets to
 total assets                             .32                    .46                 .44                .42             .75
Cumulative one-year gap                  (.80)                  7.50                5.22               4.89            1.84
Number of deposit accounts            275,055                259,041             255,960            164,592         148,519
Mortgage loans serviced for
 others                            $  997,204              1,045,740           1,040,260            887,887         823,924
Loan originations                   1,091,824                469,452             989,753            585,882         813,689
Full-service customer
 service facilities                        22                     20                  20                 13              13
STOCK PRICE AND DIVIDEND
 INFORMATION:
High                                  $ 35.38                  23.50               18.00              14.47           14.85
Low                                     22.25                  14.83               13.79              10.91           10.71
Close                                   35.38                  23.17               16.33              14.24           13.94

Cash dividends per share                  .27                    .12                .213               .194               -
Dividend payout ratio                   11.34%                 22.22%              11.59%             11.46%              -

---------------------------------
(1) The extraordinary item in the year ended June 30, 1996 represents a $474,000 extraordinary charge for the early extinguishment of debt.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  As of December 31, 1996, the Company changed its fiscal year to coincide with the calendar year, compared to the June 30 fiscal year it followed in the past. Management's discussion and analysis of financial condition and results of operations will discuss the year ended December 31, 1997, the six month transition period ended December 31, 1996, and the fiscal years ended June 30, 1996 and 1995.

OVERVIEW

  Net income for the Company was $37.9 million, or $2.38 per diluted share, compared to $8.8 million, or $.54 per diluted share for the six months ended December 31, 1996. The six month period included an after-tax charge of $8.7 million, or $.53 per share for the one-time special SAIF assessment, which was assessed to all SAIF-insured savings institutions. Without this charge, operating earnings were $17.4 million, or $1.07 per share. For the year ended June 30, 1996, net income was $17.2 million, or $1.84 per diluted share, compared to $15.0 million, or $1.70 per diluted share for the year ended June 30, 1995. The Company earned $1.89 per diluted share for the year ended June 30, 1996, before consideration of a $474,000 or $.05 per share extraordinary loss on the early repayment of subordinated capital notes.

  Highlights of results for the Company's performance in calendar 1997 are as follows:

  . Net interest income improved to $93.7 million, compared to $44.2 million for the six months ended December 31, 1996, primarily due to a 5.2% increase in average interest-earning assets. The Company's net interest margin remained relatively steady at 2.98% for the year ended December 31, 1997, compared to 2.96% for the six months ended December 31, 1996, despite a flattening yield curve.

  . Fee income from deposit accounts increased to $7.2 million for the year ended December 31, 1997, compared to $3.2 million for the six months ended December 31, 1996, due to continued increases in the Bank's checking account base, and increased fees from debit cards.

  . Income from real estate operations remained strong at $6.9 million for the year ended December 31, 1997, due to strong sales in the Harmony Grove subdivision, as well as in the Woodbridge project, where the development had its strongest year of sales ever at 133 homes.

  . The Company maintained its non-interest expense to average assets ratio at 1.65% for the year ended December 31, 1997, compared to 1.70% for the six months ended December 31, 1996, exclusive of the effect of the special SAIF assessment, despite the opening of two new branches, increases in data processing infrastructure and marketing initiatives during the current year.

ACQUISITION

  On May 30, 1996, the Company completed its acquisition of NSBI, and its wholly-owned subsidiary, Northwestern, for cash and stock totaling $269.7 million. The Company paid $41.18 per share of NSBI in the form of $20.1799 cash and .8549 shares of the Company's common stock. The Company issued 7.8 million shares in the acquisition. The cash portion of the purchase was made from existing cash, as well as funds from NSBI due to their excess capital position as of the acquisition date. Additionally, the Company obtained a $35.0 million unsecured term bank loan with a local commercial bank. The transaction was accounted for under the purchase method. As such, the Company valued the assets and liabilities of NSBI at fair value, and created goodwill and core deposit intangible assets aggregating $35.9 million as a result of the transaction.

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

  Net interest income before the provision for loan losses was $93.7 million, $44.2 million and $49.9 million for the year ended December 31, 1997, six months ended December 31, 1996 and year ended June 30, 1996, respectively. The net interest margin (net interest income divided by average interest-earning assets) for the same periods were 2.98%, 2.96%, and 2.62%, respectively. The increase in the margin during the current year is primarily due to an increase in net interest-earning assets, as overall interest rates remained relatively stable. The large increase in the net interest margin for the six months ended December 31, 1996 is due to the NSBI acquisition which dramatically decreased the average cost of deposits. The margin remained constant at 2.62% for the years ended June 30, 1996 and 1995. The stability in the net interest margin between the years ended June 30, 1996 and 1995 was primarily due to a 28 basis point increase in the yield on average interest-earning assets, offset by an increase in the average cost of funds of 33 basis points. Although the net interest spread declined by 5 basis points, this was offset by growth in the balance of interest-earning assets over interest-bearing liabilities, due to the increased capital level of the Bank.

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

                                        TWELVE MONTHS ENDED             SIX MONTHS ENDED            TWELVE MONTHS ENDED
                                    DECEMBER 31, 1997 VS. 1996     DECEMBER 31, 1996 VS. 1995      JUNE 30, 1996 VS. 1995
                                   -----------------------------   ---------------------------   --------------------------
                                     TOTAL          DUE TO          TOTAL         DUE TO          TOTAL        DUE TO
                                               -----------------             -----------------             ----------------
                                    CHANGE      VOLUME     RATE    CHANGE    VOLUME     RATE     CHANGE    VOLUME     RATE
                                   ---------   --------   ------   -------   -------   -------   -------   -------   ------
                                                                        (In thousands)
INTEREST-EARNING ASSETS:
Loans receivable                    $44,863     43,891      972     38,466    39,293     (827)   28,955    27,454    1,501
Mortgage-backed securities             (427)    (1,614)   1,187      4,242     3,273      969    (1,456)   (1,961)     505
Investment securities                 1,870      1,194      676      2,374     2,178      196     1,129       859      270
Interest-bearing deposits             1,635      1,875     (240)       890     1,180     (290)       (4)     (593)     589
Federal funds sold                    1,900      1,944      (44)        38       197     (159)     (475)     (771)     296
                                    -------     ------    -----     ------    ------   ------    ------    ------    -----
                                     49,841     47,290    2,551     46,010    46,121     (111)   28,149    24,988    3,161
                                    -------     ------    -----     ------    ------   ------    ------    ------    -----

INTEREST-BEARING LIABILITIES:
Deposits                             17,740     17,855     (115)    17,516    20,213   (2,697)    7,531     4,699    2,832
Borrowed funds                       10,252     11,062     (810)     6,487     7,360     (873)   12,323    12,871     (548)
                                    -------     ------    -----     ------    ------   ------    ------    ------    -----
                                     27,992     28,917     (925)    24,003    27,573   (3,570)   19,854    17,570    2,284
                                    -------     ------    -----     ------    ------   ------    ------    ------    -----
Net change                          $21,849     18,373    3,476     22,007    18,548    3,459     8,295     7,418      877
                                    =======     ======    =====     ======    ======   ======    ======    ======    =====

  The average yield on interest-earning assets increased for the year ended December 31, 1997 to 7.57% compared to 7.53% for the six months ended December 31, 1996. The average yield on loans receivable decreased 1 basis point, however, the average balance increased 8.3% to $2.6 billion for the year ended December 31, 1997. The average yield on investment securities increased 37 basis points primarily due to accelerated amortization of purchase accounting discounts on investment securities called prior to maturity.

  The average cost of deposits increased 6 basis points to 4.44% for the year ended December 31, 1997 compared to the six months ended December 31, 1996. Average deposits increased $47.7 million, of which $37.9 million was attributable to certificates of deposit which carry average rates in excess of the overall cost of deposits. The average balance of borrowed funds increased $97.4 million, with a 15 basis point decline in average cost of borrowings due to generally lower interest rates during the current year. The increase in the average balance of borrowed funds is primarily due to funding for the increase in mortgage loans held for investment purposes.

  The average yield on interest-earning assets increased 4 basis points for the six months ended December 31, 1996 from the year ended June 30, 1996 with a $1.1 billion increase in net interest-earning assets primarily due to the acquisition of NSBI. The yield on loans receivable decreased 3 basis points offset by a 58 basis point increase in mortgage-backed securities and a 20 basis point increase in investment securities. These increases are attributable to the longer term maturities of the mortgage-backed securities and investment securities acquired from NSBI.

  The average cost of deposits decreased 31 basis points accompanying a $819.7 million increase in average balance for the six months ended December 31, 1996 compared to the year ended June 30, 1996. The significant change is due to the addition of low cost deposits from the NSBI acquisition. The average cost of borrowed funds decreased 33 basis points although the average balance increased $180.6 million. The increase in the average balance is primarily due to borrowings for the acquisition, as well as funding for the increase in loan originations.

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

  The average cost of deposits increased 22 basis points during the year ended June 30, 1996, compared to the year ended June 30, 1995, primarily due to increased rates on certificates of deposits. Because of the inability to increase savings deposits during the years ended June 30, 1996 and 1995, the increase in interest-earning assets was funded with borrowed funds, primarily FHLB of Chicago advances. Average borrowings increased $183.3 million during the year ended June 30, 1996. These additional borrowings did lead to a decrease in the average cost of borrowings by 22 basis points, although this is somewhat attributable to the lower rates on adjustable-rate advances from the FHLB of Chicago, and short-term reverse repurchase agreements. Included in the increase in borrowed funds for the year ended June 30, 1996 is a $35.0 million unsecured term bank loan which was obtained for funding the acquisition of NSBI.

AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicted. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 1997 includes fees which are considered adjustments to yield.

                                                          YEAR ENDED DECEMBER 31,          SIX MONTHS ENDED DECEMBER 31,
                                                     ---------------------------------   ---------------------------------
                                                                   1997                                1996
                                                     ---------------------------------   ---------------------------------
                                                                              AVERAGE                             AVERAGE
                                                       AVERAGE                 YIELD/      AVERAGE                 YIELD/
                                                       BALANCE     INTEREST     COST       BALANCE     INTEREST     COST
                                                     -----------   --------   --------   -----------   --------   --------
                                                                              (Dollars in thousands)
   ASSETS:
   Interest-earning  assets:
   Loans receivable                                   2,568,736     198,805      7.73%     2,372,072     91,783       7.74%
   Mortgage-backed securities                           316,617      22,106      6.98        388,237     13,368       6.89
   Investment  securities/(1)/                          151,640      10,626      6.91        161,275      5,390       6.54
   Interest-bearing  deposits                            70,297       4,589      6.44         55,020      1,805       6.42
   Federal funds sold                                    46,427       3,059      6.50         20,099        659       6.41
                                                     ----------    --------              -----------   --------
    Total interest-earning assets                     3,153,717     239,185      7.57      2,996,703    113,005       7.53
   Non-interest earning assets                          162,947                              163,984
                                                     ----------                          -----------
    Total assets                                      3,316,664                          $ 3,160,687
                                                     ==========                          ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY:

   Interest-bearing liabilities:
   Deposits                                           2,217,908      98,581      4.44      2,170,234     47,967       4.38
   Borrowed funds and subordinated debt                 702,451      46,635      6.56        605,083     20,664       6.71
                                                     ----------    --------              -----------   --------
    Total interest-bearing liabilities                2,920,359     145,216      4.95      2,775,317     68,631       4.89
                                                                                 ----                                 ----
   Non-interest  bearing deposits                        73,109                               70,462
   Other liabilities                                     64,838                               68,378
                                                     ----------                          -----------
    Total liabilities                                 3,058,306                            2,914,157
   Stockholders' equity                                 258,358                              246,530
                                                     ----------                          -----------
    Liabilities  and stockholders' equity             3,316,664                          $ 3,160,687
                                                     ==========                          ===========
   Net interest income/interest rate spread                          93,969      2.62%                 $ 44,374       2.64%
                                                                   ========      ====                  ========       ====
   Net earning assets/net yield on average
    interest-earning  assets                         $  233,358                  2.98%   $   221,386                  2.96%
                                                     ==========                  ====    ===========                  ====
   Ratio of interest-earning assets to
    interest-bearing liabilities                         107.99%                              107.98%
                                                     ==========                          ===========

                                                            YEAR ENDED JUNE 30,
                                          ---------------------------------------------------------             AT DECEMBER 31,
                                                         1996                      1995                               1997
                                          ---------------------------------------------------------           --------------------
                                                                  AVERAGE
                                           AVERAGE                 YIELD/      AVERAGE                                      YIELD/
                                           BALANCE     INTEREST     COST       BALANCE     INTEREST   COST      BALANCE      COST
                                         -----------   --------   --------   -----------   --------   -----   -----------  -------
                                                                                (Dollars in thousands)
ASSETS:
Interest-earning  assets:
Loans receivable                         $1,485,309     115,466      7.77%   $1,132,669      86,511   7.64%   $2,722,602      7.75%
Mortgage-backed securities                  289,759      18,291      6.31       321,074      19,747   6.15       283,008      6.98
Investment  securities/(1)/                 100,671       6,382      6.34        86,932       5,253   6.04       177,803      6.20
Interest-bearing  deposits                   24,128       2,064      8.55        32,205       2,068   6.42        57,197      5.45
Federal funds sold                           14,088       1,121      7.96        24,389       1,596   6.54        50,000      5.41
                                         ----------    --------              ----------    --------           ----------
 Total interest-earning
  assets                                  1,913,955     143,324      7.49     1,597,269     115,175   7.21     3,290,610      7.52
Non-interest earning assets                 104,543                              75,098                          167,054
                                         ----------                          ----------                       ----------
 Total assets                            $2,018,498                          $1,672,367                       $3,457,664
                                         ==========                          ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities :
Deposits                                  1,350,501      63,325      4.69     1,248,513      55,794   4.47     2,251,321      4.44
Borrowed funds and subordinated debt        424,461      29,896      7.04       241,141      17,573   7.26       796,792      6.56
                                         ----------    --------              ----------    --------           ----------
 Total interest-bearing liabilities       1,774,962      93,221      5.25     1,489,654      73,367   4.92     3,048,113      5.00
                                                       --------      ----                  --------   ----
Non-interest bearing deposits                57,665                              47,576                           85,692
Other liabilities                            64,729                              36,320                           60,448
                                         ----------                          ----------                       ----------
 Total liabilities                        1,897,356                           1,573,550                        3,194,253
Stockholders' equity                        121,142                              98,817                          263,411
                                         ----------                          ----------                       ----------
 Liabilities and stockholders' equity    $2,018,498                          $1,672,367                       $3,457,664
                                         ==========                          ==========                       ==========
Net interestincome/interest rate spread                $ 50,103      2.24%                 $ 41,808   2.29%                   2.52%
                                                       ========      ====                  ========   ====                    ====
Net earning assets/net yield on average
 interest-earning  assets                $  138,993                  2.62%   $  107,615               2.62%   $  242,497       N/A
                                         ==========                  ====    ==========               ====    ==========      ====
Ratio of interest-earning assets to
 interest-bearing liabilities                107.83%                             107.22%                          107.96%
                                         ==========                          ==========                       ==========

------------------------------------
  /(1)/ Includes $28.9 million, $30.7 million, $18.7 million, $10.4 million, and
        $33.0 million of Stock in Federal Home Loan Bank of Chicago for the year ended December 31, 1997, six months ended December 31, 1996, years ended June 30, 1996, 1995, and at December 31, 1997, respectively. Income on a tax equivalent basis is computed assuming an effective tax rate of 40.0%.

PROVISION FOR LOAN LOSSES

  The provision for loan losses is recorded to provide coverage for losses inherent in the Bank's loan portfolio. Over the past three and one half years, the Bank has maintained consistent and historically low levels of non-performing loan balances, as well as adequate coverage percentages of the allowance for loan losses to non-performing loans. The Company recorded a provision for loan losses of $1.2 million for the year ended December 31, 1997, compared to $700,000 for the six months ended December 31, 1996. The increase in the provision in 1997 is due to increased charge-off activity in the Bank's single-family loan portfolio, as well as a $2.9 million charge-off on a commercial real estate loan. See "Asset Quality" for additional information regarding this charge-off. For the years ended June 30, 1996 and 1995, the Company recorded a provision of $700,000 and $475,000, respectively.

NON-INTEREST INCOME

  Non-interest income is another significant source of revenue for the Company. It consists of fees earned on products and services, gains and losses from loan sale activity and income from real estate operations. Although changes in interest rates can have an impact on earnings from these sources, the impact is generally not nearly as dramatic as the impact on net interest income. Non-interest income was $22.7 million for the year ended December 31, 1997, $12.0 million for the six months ended December 31, 1996, $17.1 million and $16.7 million for the years ended June 30, 1996 and 1995, respectively. The table below shows the composition of non-interest income for the periods indicated.


                                                                     SIX MONTHS ENDED
                                                     YEAR ENDED        DECEMBER 31,       YEAR ENDED JUNE 30,
                                                    DECEMBER 31,    ------------------   ---------------------
                                                        1997          1996      1995       1996        1995
                                                    -------------   --------   -------   ---------   ---------
                                                                          (In thousands)
Gain (loss) on sale and writedown of:
 Loans receivable                                    $   419          264        178       203          (56)
 Mortgage-backed securities                               13         (296)        57        (5)          --
 Investment securities                                   404          251         45       188         (231)
 Foreclosed real estate                                   17          161         21        50          181
Income from real estate operations                     6,876        4,133      2,820     4,786        7,497
Deposit account service charges                        7,217        3,219      2,370     4,894        3,347
Loan servicing fee income                              2,278        1,249      1,164     2,394        2,373
Brokerage commissions                                  2,050          924        750     1,711        1,383
Mortgage loan late charges and other loan fees         1,337          666        459       948          759
Insurance commissions                                    447          235        211       412          432
Safe deposit box fees                                    275          143        140       273          271
Loss on real estate owned operations, net                (47)         (51)       (11)      (17)          (5)
Other                                                  1,431        1,061        550     1,263          699
                                                     -------       ------      -----    ------       ------
                                                     $22,717       11,959      8,754    17,100       16,650
                                                     =======       ======      =====    ======       ======

  The Bank recorded a net gain on the sale of loans receivable and mortgage-backed securities for the year ended December 31, 1997 of $432,000 compared to a net loss of $32,000 for the six months ended December 31, 1996. The Bank sold loans totaling $107.2 million during the current year compared to $65.6 million for the six months ended December 31, 1996. The loss during the six months ended December 31, 1996 was primarily due to the sale of $16.9 million of adjustable-rate and fixed-rate CMOs, which were classified as available for sale, at a loss of $301,000. The Bank recorded a net gain on the sale of loans receivable and mortgage-backed securities of $198,000 for the year ended June 30, 1996 and a loss of $56,000 for the year ended June 30, 1995. During the year ended June 30, 1996, due to refinance activity, loan sale volume doubled compared to the prior year period. Although loan sale volume increased, between the two periods, margins on loan sales remained thin due to competitive pricing in the origination market, which often led to the Bank originating loans at or near break even.

 The gains and losses on mortgage-backed securities included in the above figures represent the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $3.4 million during the year ended December 31, 1997 compared to $8.2 million during the six months ended December 31, 1996. For the year ended June 30, 1996, the Bank swapped and sold $41.2 million of loans into mortgage-backed securities. The Bank had no swap activity during the year ended June 30, 1995.

  The Company had net gains on the sale of investment securities during the year ended December 31, 1997 of $404,000, compared to $251,000 during the six months ended December 31, 1996, primarily due to the sale of marketable equity securities. The Company had net gains on the sale of investment securities during the year ended June 30, 1996 of $188,000, primarily due to the sale of marketable equity securities, and net losses of $231,000 for the year ended June 30, 1995 primarily from the write-off of a $159,000 equity investment in a local community housing organization and from the sale of investment securities available for sale whose values deteriorated in the wake of rising interest rates. These losses were offset by gains on the sale of marketable equity securities.

  Income from real estate operations was $6.9 million for the year ended December 31, 1997, $4.1 million for the six months ended December 31, 1996, $4.8 million for the year ended June 30, 1996 and $7.5 million for the year ended June 30, 1995. A summary of income from real estate operations is as follows:

                                YEAR ENDED       SIX MONTHS ENDED          YEAR ENDED JUNE 30,
                               DECEMBER 31,        DECEMBER 31,      -----------------------------------
                                   1997                1996               1996                1995
                             ---------------     ---------------     ---------------     ---------------
                             LOTS                LOTS                LOTS     INCOME     LOTS
                             SOLD     INCOME     SOLD     INCOME     SOLD     (LOSS)     SOLD     INCOME
                             ----     ------     ----     ------     ----     ------     ----     ------
                                                      (Dollars in thousands)

 Woodbridge                  133      $3,452      26      $  349       10     $   85       -      $    -
 Harmony Grove               120       1,588      75         760        -          -       -           -
 Clow Creek Farm              18         700      10         261      145      3,537      81       1,711
 Reigate Woods                11         610      15         826        2         98       -           -
 Fields of Ambria              9           -      13         156        2         17       -           -
 Ashbury                       8         290      23       1,624       34      1,392     134       5,364
 Creekside of Remington        8          16       -           -       27         81       6           9
 Woods of Rivermist            5         220       3         157        -          -       6         374
 Other                         -           -       -           -        -       (424)      1          39
                             ---      ------     ---      ------      ---     ------     ---      ------
                             312      $6,876     165      $4,133      220     $4,786     228      $7,497
                             ===      ======     ===      ======      ===     ======     ===      ======

  During the year ended December 31, 1997, sales accelerated in the Woodbridge subdivision due to an improvement in the identification of the subdivision's target market. At December 31, 1997, only 15 lots remain unsold and management expects this project to be sold out in 1998. Harmony Grove continued to have solid lot sales during 1997; the initial lots were sold during the six months ended December 31, 1996. There were 54 lots under contract at December 31, 1997.

  The Company sold its final lots in the 1,115-lot Ashbury subdivision during 1997. Only six lots remain in the 260-lot Clow Creek Farm subdivision. Reduced sales over the past eighteen months reflect the near completion of this subdivision. Sales continued to be slow in the Creekside subdivision in 1997. To date, a total of 41 lots have been sold in this 170-lot project. Eight lots are under contract at December 31, 1997.

  Deposit account service charges were $7.2 million for the year ended December 31, 1997 compared to $3.2 million for the six months ended December 31, 1996. The results are a function of an increase of over 11,000 checking accounts since December 31, 1996, an overall increase in fees per account and increased usage of debit cards which were introduced in January 1996.

  Loan servicing fee income is generated from loans which the Bank has originated and sold, or from purchased servicing. For the year ended December 31, 1997 servicing fee income was $2.3 million compared to $1.2 million for the six months ended December 31, 1996. High refinance activity, along with a decrease in loan sale activity, led to a small decline in the balance of loans serviced for others during the current year. For the year ended June 30, 1996, loan servicing fee income was $2.4 million, consistent with the results for the year ended June 30, 1995. The average balance of loans serviced for others was $1.02 billion, $1.05 billion, $963.8 million and $881.0 million for the year ended December 31, 1997, six months ended December 31, 1996 and years ended June 30, 1996 and 1995, respectively. The decline in the average balance during the current year reflects the Bank's strategy of holding more loan originations for its own portfolio. The increase in average loans serviced during the six months ended December 31, 1996 and the year ended June 30, 1996 was due to a greater percentage of loan originations being sold. Since July 1, 1996, upon the adoption of SFAS No. 122, mortgage servicing rights are capitalized when a loan is sold. Prior to July 1, 1996, the Bank was only able to capitalize mortgage servicing rights on wholesale originations. The amortization of mortgage servicing rights is charged against loan servicing fee income. Amortization of mortgage servicing rights totaled $427,000 for the year ended December 31, 1997, $156,000 for the six months ended December 31, 1996, and $253,000 for the year ended June 30, 1996, compared to $109,000 for the year ended June 30, 1995. The increase during the current year reflects faster prepayment speeds than originally estimated which required the Bank to increase its amortization.

  Through the Bank's affiliation with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue improved to $2.1 million for the year ended December 31, 1997 compared to $924,000 for the six months ended December 31, 1996. Commissions were $1.7 million for the year ended June 30, 1996, and $1.4 million for the year ended June 30, 1995. The improvement in commissions is due to increased sales of mutual funds and other non-traditional products, an increase in the number of locations which provide INVEST services, as well as sharing a greater percentage of current commission revenue and trailer fee income with INVEST than in the past.

NON-INTEREST EXPENSE

  Non-interest expense was $54.6 million for the year ended December 31, 1997, compared to $41.1 million for the six months ended December 31, 1996. Included in the six month ended December 31, 1996 total is the impact of the one-time assessment to recapitalize the SAIF of $14.2 million. Non-interest expense for the year ended June 30, 1996 increased $4.4 million, or 13.1% from non-interest expense for the year ended June 30, 1995. The table below shows the composition of non-interest expense for the periods indicated.

                                                             SIX MONTHS ENDED
                                               YEAR ENDED      DECEMBER 31,     YEAR ENDED JUNE 30,
                                              DECEMBER 31,   ----------------   -------------------
                                                  1997        1996      1995      1996       1995
                                              ------------   -------   ------   --------   --------
                                                                 (In thousands)
Compensation                                       $23,898    11,657    7,645     16,790     14,474
Employee benefits                                    6,574     2,846    2,052      4,419      3,783
                                                   -------    ------   ------     ------     ------
 Total compensation and benefits                    30,472    14,503    9,697     21,209     18,257
Occupancy expense                                    4,554     1,715    1,056      2,469      2,274
Furniture, fixture and equipment expense             1,649       937      699      1,305      1,248
Federal deposit insurance premiums                   1,468     2,338    1,523      3,255      3,003
Special SAIF assessment                                  -    14,216        -          -          -
Advertising and promotion                            2,737     1,025      916      1,746      1,760
Data processing                                      2,098     1,032      760      1,683      1,473
Professional fees                                    1,154       449      362        904        751
OTS assessment fees                                    483       164      148        305        281
Postage                                              1,042       509      342        872        659
Stationery, brochures and supplies                   1,045       514      425        857        618
ATM network fees                                       569       277      266        527        523
Telephone                                              666       274      200        413        349
Correspondent banking services                         462       233      138        283        279
Insurance costs                                        413       254      137        260        298
Amortization of goodwill                             1,341       679        -        113          -
Amortization of core deposit intangible              1,296       709        -        122          -
Other                                                3,162     1,250      604      1,463      1,639
                                                   -------    ------   ------     ------     ------
                                                   $54,611    41,078   17,273     37,786     33,412
                                                   =======    ======   ======     ======     ======

  Compensation and benefits was $30.5 million for the year ended December 31, 1997, a 5.1% increase on an annualized basis compared to the six months ended December 31, 1996, primarily due to the addition of two new branch locations, normal salary increases and higher loan officer commissions resulting from record loan volume. Employee benefits expense increased primarily due to increased medical insurance costs and a higher profit sharing contribution. The $3.0 million, or 16.2% increase during the year ended June 30, 1996 was primarily due to an increase in loan related compensation, including incentives and overtime, as well as the addition of employees, primarily to staff a new branch and to handle increased loan volume. In addition, the acquisition of NSBI increased compensation and benefits for one month in 1996 by approximately $600,000. Benefit costs increased $636,000 in 1996 due to additional FICA tax expense, as well as higher profit sharing and supplemental retirement plan benefit expenses.

  Occupancy and equipment costs increased to $6.2 million for the year ended December 31, 1997, primarily due to costs related to two new branch locations opening this year as well as costs related to the Bank's permanent Ashbury branch. Occupancy and equipment costs increased during the six months ended December 31, 1996 primarily due to the acquisition of NSBI which had six branch locations. Occupancy and equipment costs remained relatively constant between the years ended June 30, 1996 and 1995.

  The decrease in FDIC premiums to $1.5 million during the year ended December 31, 1997 reflects the reduction in the premium rate the Bank pays on deposits as a result of legislation which recapitalized the SAIF. During the six months ended December 31, 1996, a one-time special assessment of 65.7 basis points on deposit balances as of March 31, 1995 was imposed on all savings institutions. This charge equaled $14.2 million for the Bank. Without this assessment, FDIC insurance premiums were $2.3 million for the six month period ended December 31, 1996. FDIC insurance premiums increased slightly during the year ended June 30, 1996, compared to the year ended June 30, 1995, due to deposit growth.

  Advertising and promotion expenses increased to $2.7 million for the year ended December 31, 1997, a 33.5% increase compared to the annualized expense for the six months ended December 31, 1996. The increase was primarily due to the higher marketing costs expended in introducing the Bank's products and services in the NSBI offices beginning in calendar 1997 and costs related to the new Downers Grove, Super K-Mart and Ashbury branches which opened in 1997. Advertising costs remained basically unchanged between the years ended June 30, 1996 and 1995.

  Data processing expense was $2.1 million during the current year, compared to $1.0 million for the six months ended December 31, 1996. Data processing expense rose $210,000, or 14.3% in 1996, due to the upgrading of data processing systems during the year ended June 30, 1996. The Bank utilizes personal computers in many of its operations as a means of controlling general operating expenses as well as providing the means to improve the speed of processing transactions, loan originations, and other back office productivity.

  As a result of the merger with NSBI, the Bank established a core deposit intangible on non-maturity deposit liabilities, and goodwill as required under the purchase method of accounting. During the year ended December 31, 1997, the Company amortized $1.3 million of core deposit intangible, and $1.3 million of goodwill against operations. The Bank is amortizing its core deposit intangible on an accelerated method over 10 years, while amortizing goodwill on the straight-line method over a 20 year period. For the six months ended December 31, 1996 $709,000 was amortized for core deposit premium and $679,000 for goodwill. The amounts for the year ended June 30, 1996 represent one month's amortization.

  Other expense increased to $3.2 million for the year ended December 31, 1997, compared to $1.3 million for the six months ended December 31, 1996. The increase was primarily due to a higher incidence of check losses incurred due to the increased checking account base and higher title, credit report and appraisal fees due to the higher loan volumes. Other expense was down slightly between the years ended June 30, 1996 and 1995.

   The other operating expenses categories not discussed above increased to $5.8 million for the year ended December 31, 1997, a 9.1% increase compared to the annualized expense for the six months ended December 31, 1996 and is due to the additional branches and growth in the balance sheet and customer activity levels. The $663,000 increase in other operating expenses during the year ended June 30, 1996 was due to the higher expenses due to the NSBI acquisition which closed on May 30, 1996 and higher postage and stationary and supplies expenses.

INCOME TAXES

  For the year ended December 31, 1997, income tax expense totaled $22.7 million, equal to an effective income tax rate of 37.4%, compared to income tax expense of $5.6 million for the six months ended December 31, 1996, or an effective income tax rate of 39.0%. The decrease in the effective income tax rate was primarily due to the recognition in 1997 of $1.0 million in income tax benefits related to the resolution of certain prior years' income tax issues. For the year ended June 30, 1996, income tax expense attributable to income from continuing operations totaled $10.8 million, equal to an effective income tax rate of 37.9%, compared to $9.3 million, or an effective income tax rate of 38.2% for the year ended June 30, 1995.

REVIEW OF FINANCIAL CONDITION

  Total assets increased $227.3 million, or 7.0% to $3.5 billion at December 31, 1997, compared to $3.2 billion at December 31, 1996. The increase was primarily due to a $277.0 million increase in loans receivable, which were funded primarily with borrowed funds and increased savings deposits.

  Cash, interest-bearing deposits and federal funds sold increased a combined $21.2 million to $146.9 million at December 31, 1997. During the year, the Bank used most of its available cash, in addition to outside borrowings, to fund increased mortgage loans held for investment purposes.

  Investment securities classified as held to maturity decreased $46.7 million, to $25.3 million as of December 31, 1997. The decrease is due to maturities and calls prior to maturity of $54.5 million of U.S. Government and agency securities, offset by $6.9 million of purchases of U.S. Government and short-term securities.

  Investment securities available for sale increased $50.5 million to $119.5 million at December 31, 1997. Increases due to purchases of $115.2 million of U.S. Government Agency and asset-backed securities, were offset by sales of $8.1 million of marketable equity securities and maturities of $59.1 million. Net unrealized gains in the available for sale portfolio were $2.6 million at December 31, 1997.

  Mortgage-backed securities classified as held to maturity decreased $51.2 million to $215.4 million as of December 31, 1997. The decrease is primarily due to amortization and prepayments. Due to the Bank's ability to originate sufficient amounts of mortgage loans for its own portfolio, the Bank did not purchase any mortgage-backed securities during the year ended December 31, 1997.

  Mortgage-backed securities classified as available for sale decreased $25.4 million to $67.6 million at December 31, 1997, from $92.9 at December 31, 1996. The decrease is due to normal amortization and prepayments. At December 31, 1997, net unrealized gains in the available for sale portfolio were $19,000.

  Included in total mortgage-backed securities at December 31, 1997 are $134.4 million of CMO's which have 3-5 year weighted average lives, and are primarily collateralized by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") mortgage-backed securities, and to a lesser extent by whole loans. Also included in mortgage-backed securities as of December 31, 1997 are $11.1 million, and $19.4 million of FHLMC securities with an average yield of 8.70%, and 8.95% which collateralize a similar amount of CMO bonds issued by the Bank's special purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC"), respectively. Principal repayments and prepayments on these securities are available exclusively for the repayment of the CMO bonds which they collateralize.

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

  Loans receivable increased 11.4%, or $277.0 million to $2.7 billion at December 31, 1997. Loan originations were $1.1 billion, offset by amortization and prepayments of $706.6 million, as well as sales of $107.2 million during the year December 31, 1997. The loans sold represent long-term fixed-rate mortgages, which are sold as a means of limiting borrowings and interest-rate risk. During the current year, the Bank held for investment a substantial portion of its fixed-rate loan originations, in an effort to grow its loan portfolio.

  The allowance for loan losses decreased to $15.5 million as of December 31, 1997, due to net charge-offs of $3.6 million offset by the current period provision for loan losses of $1.2 million. As of December 31, 1997, the Bank's ratio of the allowance for loan losses to total non-performing loans was 145.2%, compared to 133.1% as of December 31, 1996. In addition, the ratio of the allowance for loan losses to total loans decreased to .57% at December 31, 1997, compared to .73% at December 31, 1996. During the year ended December 31, 1997, the Bank charged off $2.9 million on a second mortgage on a commercial real estate loan, which had been previously restructured and was on non-accrual status. The Bank obtained title to the collateral in January 1998.

          Real estate held for development or sale increased $3.1 million to $31.2 million at December 31, 1997. A summary of real estate held for development or sale is as follows:

                                       December 31,
                                     ----------------
                                      1997      1996
                                     -------   ------
                                      (In thousands)
MAF Developments, Inc.:
 Harmony Grove                       $ 4,856    4,164
 Clow Creek Farm                         128      717
 Creekside of Remington                1,662    1,760
 Tallgrass of Naperville              14,292    4,392
                                     -------   ------
                                      20,938   11,033
                                     -------   ------
Mid America Developments, Inc.:
 Ashbury                                  50      122
 Woods of Rivermist                      154      546
                                     -------   ------
                                         204      668
                                     -------   ------
NW Financial, Inc.:
 Reigate Woods                         5,314    6,263
 Woodbridge                            3,498    8,348
 Fields of Ambria                      1,243    1,800
                                     -------   ------
                                      10,055   16,411
                                     -------   ------
                                     $31,197   28,112
                                     =======   ======

  Activity at MAF Developments, which is owned by the Company, was primarily in the Harmony Grove subdivision, as the Company sold 120 lots of the development, which were offset in part by continued development costs of the project. As of December 31, 1997, the Company is developing the remaining units for sale in 1998. At December 31, 1997, 54 lots are under contract. The decrease in Clow Creek Farm is due to the successful sale of a majority of the lots in this project. At December 31, 1997, there are 6 lots remaining of this 260-lot subdivision. Creekside of Remington's investment decreased slightly due to eight lot sales, and marginal development costs incurred during 1997. There are eight lots pending sale in Creekside at December 31, 1997. Tallgrass of Naperville is currently planned as a 1,098-lot joint venture in Naperville, Illinois. The increase in the investment is due to the acquisition of a second parcel of land for $7.0 million and the last installment payment for the first parcel of land for $1.8 million. Development has begun as of December 31, 1997. The Company expects the first lots to be delivered to builders in late 1998.

  Mid America Developments is nearing the completion of its land development operations. As of December 31, 1997, all residential lots in the 1,115-lot Ashbury subdivision have been sold. The remaining investment relates to a small commercial parcel which is under contract at December 31, 1997. Two lots remain unsold in the Woods of Rivermist development.

  NW Financial's projects continued to be developed during the twelve months ended December 31, 1997, with additional funds disbursed for home construction offset by sales activity. Sales activity in Reigate Woods and Fields of Ambria led to a decline in each development's investment balance. Substantially all public improvements are complete in these two projects. Significant progress in the sell-out of the Woodbridge subdivision was made in 1997, with 133 home sales. Seven of the remaining 15 homesites are under contract at December 31, 1997. Included in the project's investment is 48 acres of commercially-zoned land, with a cost basis of $2.2 million, which is currently being marketed for sale in bulk, or separate parcels.

  Premises and equipment increased $3.5 million to $35.8 million at December 31, 1997, due to purchases of $6.8 million, offset by depreciation and amortization of $3.1 million. Acquisitions in 1997 were directed toward continued upgrading of the Company's data processing system, building improvements to the new Downers Grove branch and the construction of a permanent Ashbury branch.

  Cost in excess of fair value of net assets acquired (goodwill) decreased to $24.6 million at December 31, 1997 from $26.3 million at December 31, 1996, primarily due to amortization of $1.3 million. Goodwill is being amortized over a 20 year period using the straight-line method.

  Deposits increased $74.8 million to $2.34 billion as of December 31, 1997.
The increase is primarily due to interest credited on deposits of $94.9 million, offset by net outflows of deposits of $20.0 million during the year ended December 31, 1997 and $128,000 in amortization of purchase accounting premiums on certificates of deposits.

  Borrowed funds, which consist primarily of FHLB of Chicago advances, as well as CMO bonds payable, and reverse repurchase agreements, increased $137.1 million, to $770.0 million at December 31, 1997. During the current twelve month period, the Bank borrowed an additional $180.0 million (net) of FHLB of Chicago advances, primarily to fund loan volume held for investment purposes.
As of December 31, 1997, the Bank has $660.5 million of FHLB of Chicago advances at a weighted average rate and term of 6.37%, and 2.4 years, respectively, compared to $480.5 million of FHLB of Chicago advances at a weighted average rate and term of 6.44%, and 2.7 years, respectively, as of December 31, 1996. The Bank's reverse repurchase agreements decreased by $35.0 million to $44.8 million at December 31, 1997 due to current year maturities. At December 31, 1997, the remaining reverse repurchase agreements have an average life of 12 months and an average cost of 6.31%. CMO bonds payable issued by MAFC and NWAC, had repayments of $5.0 million during the year ended December 31, 1997.

LENDING ACTIVITIES

  General. The Bank's lending activities reflect its focus as a consumer banking institution serving its local market area by concentrating on residential mortgage lending. Reflective of this focus, the Bank has been one of the largest originators of residential mortgages in its market area for years. In addition to traditional retail originations, the Bank also operates a wholesale lending operation that purchases loans from brokers and correspondents. In connection with these activities, the Bank emphasizes the origination of adjustable-rate or shorter-term loans for its portfolio and sells a portion of its long-term fixed-rate loans directly into the secondary market. It is the Bank's general policy that approximately 60-70% of its loan portfolio have adjustable rates or terms to repricing or maturity of seven years or less. The Bank originates and purchases long-term fixed-rate mortgage loans in response to customer demand; however, the Bank sells selected conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The volume of current loan originations sold into the secondary market varies over time based on the Bank's available cash or borrowing capacity, as well as in response to the Bank's asset/liability management strategy.

  During the year ended December 31, 1997, the Bank originated and purchased $517.2 million in fixed-rate one- to four-family residential mortgage loans, of which $399.2 million, or 77.2%, conformed to the requirements for sale to FNMA and FHLMC and $118.0 million, or 22.8%, did not conform to the requirements of these agencies. During the year ended December 31, 1997, the Bank sold $107.2 million of these loans in the secondary market. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $214,600 ($227,150 as of January 1, 1998), which is the FHLMC and FNMA purchase limit, and not because the loans present increased risk of default to the Bank. Generally, nonconforming loans are held in the Bank's loan portfolio. Loans with such excess balances carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans.

  As a result of its acquisition of NSBI, the Bank acquired a $749.7 million loan portfolio. Included in the portfolio as of the acquisition date was a $670.5 million nationwide portfolio of single-family residential mortgage loans which had been purchased through brokers as part of NSBI's loan strategy. Collateral for this portfolio is spread throughout 43 states, Puerto Rico and the District of Colombia. Currently, it is not management's intent to continue the purchase strategy utilized successfully by NSBI, rather management intends to manage this purchased loan portfolio through its maturity. Due to normal amortization and prepayments, this portfolio has a balance of $437.2 million at December 31, 1997.

  While the Bank has primarily focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, the Bank, to a lesser extent, also originates multi-family mortgage loans, residential construction loans, land acquisition and development loans, commercial real estate loans and a variety of consumer loans. At December 31, 1997, the Bank's net loans receivable amounted to $2.7 billion, excluding $283.0 million in mortgage-backed securities.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated:

                                                  DECEMBER 31,                               JUNE 30,
                                -------------------------------------------------   ----------------------
                                          1997                     1996                       1996
                                -----------------------   -----------------------   ----------------------
                                              PERCENT                   PERCENT                   PERCENT
                                                OF                        OF                        OF
                                  AMOUNT       TOTAL       AMOUNT       TOTAL        AMOUNT       TOTAL
                                ----------   ----------   ----------   ----------   ----------   ---------
                                                          (Dollars in thousands)
   Real estate loans:
     One- to four-family:
      Held for investment       $2,408,393       88.27%    2,160,525       87.93%   $2,032,102       87.57%
      Held for sale                  6,537        0.24         6,495        0.26         9,314        0.40
     Multi-family                  105,051        3.85        92,968        3.78        94,713        4.08
     Commercial                     35,839        1.31        46,313        1.89        46,101        1.99
     Construction                   17,263        0.63        17,263        0.70        16,090        0.69
     Land                           24,425        0.90        25,685        1.05        26,644        1.15
                                ----------   ---------    ----------   ---------    ----------   ---------
       Total real estate
        loans                    2,597,508       95.20     2,349,249       95.61     2,224,964       95.88
                                ----------   ---------    ----------   ---------    ----------   ---------
   Other loans:
     Consumer loans:
      Equity lines of credit        88,106        3.23        86,614        3.53        79,193        3.41
      Home equity loans             34,447        1.26        14,251        0.58        10,525        0.45
      Other                          5,793         .21         5,009        0.20         4,110        0.18
                                ----------   ---------    ----------   ---------    ----------   ---------
       Total consumer loans        128,346        4.70       105,874        4.31        93,828        4.04
     Commercial business
      loans                          2,659        0.10         1,871        0.08         1,821        0.08
                                ----------   ---------    ----------   ---------    ----------   ---------
       Total other loans           131,005        4.80       107,745        4.39        95,649        4.12
                                ----------   ---------    ----------   ---------    ----------   ---------
       Total loans receivable    2,728,513      100.00%    2,456,994      100.00%    2,320,613      100.00%
                                             =========                 =========                 =========
   Less:
     Loans in process                6,683                     7,620                     6,715
     Unearned discounts,
      premiums and
       deferred loan
       fees, net                      (772)                    1,347                     3,245
     Allowance for loan
      losses                        15,475                    17,914                    17,254
                                ----------                ----------                 ---------
   Loans receivable, net         2,707,127                $2,430,113                $2,293,399
                                ==========                ==========                 =========

   Mortgage-backed securities:
     GNMA held to maturity      $    2,442                     3,248                     3,637
     FHLMC held to maturity        108,037                   138,963                   157,468
     FHLMC available for sale        5,706                     7,425                     8,052
     FNMA held to maturity          22,796                    29,343                    32,044
     FNMA available for sale         9,610                    12,029                    13,565
     CMOs held to maturity          82,174                    95,104                   100,232
     CMOs available for sale        52,243                    73,475                   103,104
                                ----------                ----------                 ---------
   Total mortgage-backed
    securities                  $  283,008                   359,587                   418,102
                                ==========                ==========                 =========

                                                        JUNE 30,
                                    ------------------------------------------------
                                              1995                     1994
                                    -----------------------   ----------------------
                                                  PERCENT                   PERCENT
                                                    OF                       OF
                                      AMOUNT       TOTAL        AMOUNT      TOTAL
                                    ----------   ----------   ----------   ---------
                                                 (Dollars in thousands)
   Real estate loans:
     One- to four-family:
      Held for investment           $1,032,233       80.25%   $  835,369       81.28%
      Held for sale                     24,984        1.94         8,739        0.85
     Multi-family                       67,248        5.23        49,864        4.85
     Commercial                         47,273        3.68        52,090        5.07
     Construction                       19,984        1.55        13,860        1.35
     Land                               19,281        1.50        15,453        1.50
                                    ----------   ---------    ----------   ---------
       Total real estate
        loans                        1,211,003       94.15       975,375       94.90
                                    ----------   ---------    ----------   ---------
   Other loans:
     Consumer loans:
      Equity lines of credit            66,710        5.19        46,451        4.52
      Home equity loans                  4,335        0.34         1,112        0.11
      Other                              2,652        0.20         2,471        0.24
                                    ----------   ---------    ----------   ---------
       Total consumer loans             73,697        5.73        50,034        4.87
     Commercial business
      loans                              1,560        0.12         2,341        0.23
                                    ----------   ---------    ----------   ---------
       Total other loans                75,257        5.85        52,375        5.10
                                    ----------   ---------    ----------   ---------
       Total loans receivable        1,286,260      100.00%    1,027,750      100.00%
                                                 =========                 =========
   Less:
     Loans in process                    8,728                     5,161
     Unearned discounts, premiums
      and deferred loan fees, net          882                     2,818
     Allowance for loan losses           9,197                     8,779
                                    ----------                ----------
   Loans receivable, net            $1,267,453                $1,010,992
                                    ==========                ==========
   Mortgage-backed securities:
     GNMA held to maturity                  --                        --
     FHLMC held to maturity             31,560                    38,789
     FHLMC available for sale               --                        --
     FNMA held to maturity              16,296                    19,283
     FNMA available for sale                --                        --
     CMOs held to maturity             196,096                   289,830
     CMOs available for sale            63,438                        --
                                     ---------                ----------
   Total mortgage-backed
    securities                         307,390                   347,902
                                     =========                ==========

  The following table shows the composition of the Bank's fixed- and adjustable-rate loan portfolio as well as the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                    December 31,
                                ----------------------------------------------------
                                          1997                        1996                  June 30, 1996
                                ------------------------   -------------------------   -----------------------
                                  Amount       Percent       Amount        Percent       Amount      Percent
                                -----------   ----------   -----------   -----------   ----------   ----------
                                                             (Dollars in thousands)
Adjustable-rate loans:
Real estate:
 One-to four-family             $1,489,757        54.59%   $1,534,435         62.45%   $1,513,732       65.23%
 Multi-family                       75,562         2.77        67,762          2.76        68,058        2.93
 Commercial                         16,128          .60        20,424           .83        20,178         .87
 Construction                       16,041          .59        15,749           .64        11,812         .51
 Land                               16,268          .59        16,430           .67        14,872         .64
                                ----------    ---------    ----------    ----------    ----------   ---------
   Total adjustable-rate
    real estate loans            1,613,756        59.14     1,654,800         67.35     1,628,652       70.18
Consumer                            89,992         3.30        88,368          3.60        79,883        3.44
Commercial business                  2,080          .08         1,257           .05           911         .04
                                ----------    ---------    ----------    ----------    ----------   ---------
   Total adjustable-rate
    loans receivable             1,705,828        62.52     1,744,425         71.00     1,709,446       73.66
                                ----------    ---------    ----------    ----------    ----------   ---------
Fixed-rate loans:
Real estate:
 One-to four-family                918,636        33.67       626,090         25.48       518,370       22.34
 One-to four-family held for
  sale                               6,537          .24         6,495           .26         9,314         .40
 Multi-family                       29,489         1.08        25,206          1.03        26,655        1.15
 Commercial                         19,711          .72        25,889          1.05        25,923        1.12
 Construction                        1,222          .04         1,514           .06         4,278         .18
 Land                                8,157          .30         9,255           .38        11,772         .51
                                ----------    ---------    ----------    ----------    ----------   ---------
   Total fixed-rate real
    estate loans                   983,752        36.05       694,449         28.26       596,312       25.70
Consumer                            38,354         1.40        17,506           .71        13,945         .60
Commercial business                    579          .03           614           .03           910         .04
                                ----------    ---------    ----------    ----------    ----------   ---------
   Total fixed-rate loans
    receivable                   1,022,685        37.48       712,569         29.00       611,167       26.34
                                ----------                 ----------    ----------    ----------   ---------
   Total loans receivable        2,728,513       100.00%    2,456,994        100.00%    2,320,613      100.00%
                                              =========                  ==========                 =========
Less:
Loans in process                     6,683                      7,620                       6,715
Unearned discounts, premiums
 and deferred loan fees, net          (772)                     1,347                       3,245
Allowance for loan losses           15,475                     17,914                      17,254
                                ----------                 ----------                  ----------
   Loans receivable, net        $2,707,127                 $2,430,113                  $2,293,399
                                ==========                 ==========                  ==========
Mortgage-backed securities:
Adjustable-rate                 $  125,195        44.35%   $  149,919         41.80%   $  165,905       39.77%
Fixed-rate held by the Bank        126,638        44.86       170,686         47.59       207,032       49.63
Fixed-rate held by finance
 subsidiaries (1)                   30,467        10.79        38,073         10.61        44,202       10.60
                                ----------    ---------    ----------    ----------    ----------   ---------
 Total mortgage-backed
  securities                       282,300       100.00%      358,678        100.00%      417,139      100.00%
                                              =========                  ==========                 =========
Plus unamortized premiums              708                        909                         963
                                ----------                 ----------                  ----------
 Mortgage-backed securities,
  net                           $  283,008                 $  359,587                  $  418,102
                                ==========                 ==========                  ==========
Summary:
Adjustable rate loans:
 Loans receivable               $1,705,828        57.24%   $1,744,425         62.80%   $1,709,446       63.46%
 Mortgage-backed securities        125,195         4.20       149,919          5.40       165,905        6.16
                                ----------    ---------    ----------    ----------    ----------   ---------
   Total adjustable-rate
    loans                        1,831,023        61.44     1,894,344         68.20     1,875,351       69.62
Fixed-rate loans:
 Loans receivable                1,022,685        34.31       712,569         25.65       611,167       22.69
 Mortgage-backed securities (2)    126,638         4.25       170,686          6.15       207,032        7.69
                                ----------    ---------    ----------    ----------    ----------   ---------
   Total fixed-rate loans        1,149,323        38.56       883,255         31.80       818,199       30.38
                                ----------    ---------    ----------    ----------    ----------   ---------
   Total loan portfolio (2)     $2,980,386       100.00%   $2,777,599        100.00%   $2,693,550      100.00%
                                ==========    =========    ==========     =========    ==========   =========
---------------------------

(1) See "Subsidiary activities - Mid America Finance Corporation and Northwestern Acceptance Corporation."
(2) Excludes the fixed-rate mortgage-backed securities held by MAFC and NWAC, which are duration matched.

LOAN MATURITY

  The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1997. The table does not include principal repayments. Principal repayments and prepayments on mortgage loans totaled $706.6 million, $266.0 million and $394.3 million, for the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, respectively.

                                                                    AT DECEMBER 31, 1997
                                      -------------------------------------------------------------------------------------
                                                   REAL ESTATE MORTGAGE LOANS                 OTHER LOANS
                                      --------------------------------------------------   ------------------
                                       ONE-TO                                                         COM-
                                        FOUR-     MULTI-    COM-      CON-                            MERCIAL
                                       FAMILY     FAMILY    MERCIAL   STRUCTION    LAND    CONSUMER   BUSINESS      TOTAL
                                      ---------   -------   -------   ---------   ------   --------   --------   -----------
                                                                       (In thousands)
Amount due:
 One year or less                    $      227       540      762      15,306    1,396      4,054      1,456       23,741
                                     ----------   -------   ------      ------   ------    -------   --------   ----------
 After one year:
  1 year to 2 years                         198       315      536       1,957    7,794        796         77       11,673
  2 years to 3 years                     15,521     3,543      978          --   10,098      2,540        195       32,875
  3 years to 5 years                     26,464     6,430    3,194          --       65     26,846         17       63,016
  5 years to 10 years                   307,671    13,235    8,425          --      695     72,963        614      403,603
  10 years to 20 years                  271,924    35,951   19,452          --    3,626     21,147        300      352,400
  Over 20 years                       1,786,388    45,037    2,492          --      751         --         --    1,834,668
                                     ----------   -------   ------      ------   ------    -------   --------   ----------
   Total after 1 year                 2,408,166   104,511   35,077       1,957   23,029    124,292      1,203    2,698,235
                                     ----------   -------   ------      ------   ------    -------   --------   ----------
   Total amount due                  $2,408,393   105,051   35,839      17,263   24,425    128,346      2,659    2,721,976
                                     ==========   =======   ======      ======   ======    =======   ========
Less:
 Loans in process                                                                                                    6,683
 Deferred yield adjustments                                                                                           (772)
 Allowance for loan losses                                                                                          15,475
                                                                                                                ----------
 Total loans held for investment                                                                                 2,700,590
Mortgage loans held for sale                                                                                         6,537
                                                                                                                ----------
 Total loans, net                                                                                               $2,707,127
                                                                                                                ==========


  The following table sets forth at December 31, 1997 the dollar amount of gross loans receivable held for investment due after December 31, 1998, and whether such loans have fixed or adjustable interest rates.

                                   DUE AFTER DECEMBER 31, 1998
                                 --------------------------------
                                  FIXED    ADJUSTABLE     TOTAL
                                 -------   ----------   ---------
                                        (In thousands)
Real estate loans:
 One-to four-family             $904,513   1,503,653    2,408,166
 Multi-family                     30,257      74,254      104,511
 Commercial                       16,431      18,646       35,077
 Construction                                  1,957        1,957
 Land                              7,135      15,894       23,029
Consumer                          36,442      87,850      124,292
Commercial business                  161       1,042        1,203
                                --------   ---------    ---------
 Total loans receivable         $994,939   1,703,296    2,698,235
                                ========   =========    =========

  Retail Residential Mortgage Lending. The Bank focuses its lending efforts primarily on the retail origination of loans secured by first mortgages on owner-occupied, one-to four-family residences. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank's loan officers are compensated primarily through commissions, based on the level of loans originated in accordance with the Bank's lending standards. At December 31, 1997, the Bank's one- to four-family residential mortgage loans totaled $2.4 billion, or 88.5% of the Bank's total loans receivable. The Bank emphasizes the origination of conventional ARM loans and shorter-term to maturity or repricing and jumbo loans for retention in its portfolio and fixed-rate conforming loans for both portfolio purposes as well as for sale in the secondary market. The Bank's retail residential mortgage originations are predominantly in the Bank's market area. During the twelve months ended December 31, 1997, the Bank originated $277.8 million of residential ARM loans, representing 37.6% of the total loans originated by the Bank during that period. During the same period, the Bank originated $396.8 million of fixed-rate residential mortgage loans, representing 53.8% of the total mortgage loans originated by the Bank during that period.

  The Bank currently makes adjustable-rate one- to four-family residential mortgage loans. The Bank also offers FHA and VA guaranteed loans, although at December 31, 1997, such loans represented less than 1.7% of the Bank's total loans receivable. The Bank currently offers a number of ARM loan programs under which the interest rate may be fixed for the initial one-, three-, five- or seven-year period. Most of the Bank's residential ARM loans adjust on an annual basis following the initial one-, three- or five-year fixed-rate period. The Bank also offered, until recently, ARM loans that are fixed for an initial five- or seven-year period that reprice once at the end of the initial period for the remaining 25 or 23 year term based on a spread above the weekly average of U.S. Treasury securities adjusted to a constant maturity of ten years (the "ten year Treasury constant maturity index"). The Bank's ARM loans generally carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discount rate is determined by the Bank in accordance with market and competitive factors. After the initial fixed-rate period, the interest rates on the ARM loans that adjust annually reprice based on a spread above the published weekly average yield on United States Treasury securities, adjusted to a constant maturity of one year (the "one-year Treasury constant maturity index"). Interest rates and origination fees on ARM loans are priced to be competitive in the local market. These loans are subject to limitations on annual interest rate adjustments of 2%, as well as a lifetime interest rate cap adjustment of either 6% or 7%, and are originated for terms of up to 40 years. At December 31, 1997, the weighted average term to repricing of the Bank's ARM loan portfolio was 2.47 years.

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

  In early 1997, the Bank started offering its loan products with prepayment penalties in an effort to mitigate interest rate and prepayment risks in a declining rate environment. The borrower receives a lower interest rate in return for accepting prepayment penalties based on the original loan balance. The penalty is 2% for the initial three years on ARM loans that are fixed for
the initial three-year period.   The penalty for 10, 15, 20 and 30 year fixed
rate loans, seven year balloon loans and ARM loans that are fixed for the initial five-year period is 3% for the first three years, 2% in year four and 1% in year five.

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

  Loan applications are reviewed in accordance with the underwriting standards approved by the Bank's Board of Directors and which generally conform to FNMA standards. Loans in excess of $1.5 million must be approved by the Loan Committee of the Board of Directors. In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for ARM loans and fixed-rate loans based on the initial or stated rate of the loan, except for one-year ARM loans with a loan-to-value ratio in excess of 70% and a term greater than 15 years, in which case the borrower is qualified at 2% above the initial note rate.

  Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified in accordance with FNMA standards. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. The Bank also requires flood insurance on a property located in special flood hazard areas. Borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. The Bank has adopted a policy of limiting the loan-to-value ratio on originated loans and refinanced loans to 97% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, generally be insured by a mortgage insurance company approved by the FNMA in an amount sufficient to reduce the Bank's exposure to no greater than the 75% level. Despite the benefits of ARM loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential risk of default.

  Wholesale Residential Lending. In 1994, the Bank commenced a wholesale loan origination division which purchases loans from brokers and correspondents for a fee generally ranging from 1.25% to 1.50%. Generally, the Bank offers the same type of loan products, both fixed-rate and adjustable-rate loans, at interest rates similar to those it offers on retail originations. The purchase of these loans does not necessitate the Bank to incur the processing costs associated with its retail originations. The Bank acts as the supplier of funds for the mortgage broker who is responsible for the processing and closing of the loan. The Bank performs its normal underwriting procedures on wholesale originated loans similar to retail loans, and can refuse to purchase any loan which does not meet its underwriting criteria. Wholesale originations were $254.2 million for the year ended December 31, 1997 compared to $171.5 million for the six months ended December 31, 1996, and $360.9 million, and $156.3 million for the years ended June 30, 1996 and 1995, respectively.

  Purchased Loans. At December 31, 1997, the Bank had $437.2 million, compared to $595.0 million at December 31, 1996, of purchased residential mortgage loans, nearly all of which were acquired in the acquisition of NSBI. The decrease in the balance is primarily due to prepayments and amortization, as the Bank does not currently purchase loans outside of its market area as part of its loan origination strategy. The vast majority of purchased loans are adjustable-rate loans secured by properties which serve as the primary residence of the borrower, and which are located primarily in metropolitan areas located in 43 states, Puerto Rico and the District of Columbia. At December 31, 1997, purchased loans were being serviced by 107 companies, the largest of which serviced $94.8 million, or 21.7% of total purchased loans. The loans in this portfolio were underwritten with substantially the same underwriting standards as those of the Bank. One variation from these guidelines is that loans exceeding FNMA and FHLMC limits could be purchased up to $400,000 with a loan-to-value-ratio of 80% or less, and up to $300,000 with a loan-to-value ratio of 90% or less with private mortgage insurance. At December 31, 1997, $247.9 million, or 56.7% of the loans in the purchased loan portfolio are in excess of the current FNMA limit of $214,600. In addition to these underwriting guidelines, original executed promissory notes with proper endorsements are in the possession of the Bank.

  Construction and Land Lending. The Bank originates loans to finance the construction of one- to four-family residences, primarily in its market area. At December 31, 1997, the Bank had $17.3 million of loans to finance the construction of one- to four-family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 1997, the Bank's construction and land loans totaled $41.7 million, or 1.5%, of total loans receivable.

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

  Land loans include loans to developers for the development of residential subdivisions in the Bank's market area. At December 31, 1997, the Bank had land loans to developers totaling $11.5 million. At December 31, 1997, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $10.7 million. Loans to developers are short-term loans with terms of three to five years. The loan-to-value ratio may not exceed 80% and generally is less than 75%. The majority of such loans are based on the prime rate. Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

  Land loans are also made to local builders for the purchase of improved lots. At December 31, 1997, the Bank had land loans outstanding to local builders totaling $8.1 million. Such loans are generally for terms of up to three years and are made at the prevailing fixed interest rates quoted for 30-year fixed-rate residential mortgage loans. The loan-to-value ratio on such loans is limited to 80%. Land loans for the purchase of fully improved lots are also made to individuals. At December 31, 1997, the Bank had land loans to individuals totaling $4.8 million. Such loans are made for up to 15-year terms with adjustable interest rates which are generally higher than those granted for one- to four-family residential ARM loans. The loans adjust in accordance with the one-year Treasury constant maturity index and are underwritten in accordance with the same standards used for residential ARM loans.

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

  Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market area. At December 31, 1997, the Bank had multi-family loans of $105.1 million, including a portfolio of purchased participating interests of $2.2 million related to low-income housing. Multi-family loans represent 3.9% of total loans receivable at December 31, 1997. ARM loans represented 71.9% of the multi-family residential loan portfolio at December 31, 1997. Such loans are offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 30 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by non-owner occupied properties of more than six units are qualified on the basis of rental income generated by the property. On loans secured by owner-occupied properties of six units or less, the Bank will qualify the borrower on the basis of the borrower's personal income and rental income generated by the property.

  Commercial Real Estate Lending.   In connection with the Bank's policy of
maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At December 31, 1997, the Bank had $35.8 million of commercial real estate loans. The Bank's policy has been to curtail the origination of additional commercial real estate loans. Commercial real estate loans are generally granted in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

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

  A loan with an outstanding balance of $6.3 million at December 31, 1997 represents the Bank's largest single commercial real estate loan to one borrower. The loan is on a shopping center located in Carol Stream, Illinois and is current as to the payment of principal and interest at December 31, 1997. At December 31, 1997, the Bank's ten largest commercial real estate loans totaled $29.0 million, all of which are current and performing in accordance with their original terms.

  Other Lending. The Bank's other lending activities consist of consumer lending, primarily home equity lines of credit, and to a lesser extent, commercial business lending. On December 31, 1997, outstanding balances on home equity lines represented $88.1 million or 3.2% of the Bank's total loan portfolio. Home equity lines of credit are generally extended up to 80% of the appraised value of the property, less existing liens, generally at an interest rate of the designated prime rate plus 1.0% (prime plus .5% for balances in excess of $50,000), some of which are subject to floors. To a lesser extent, the Bank offers home equity lines of credit at greater than 80% to 100% of the appraised value of the property. The interest rate on greater than 80% loan-to-value lines of credit is the designated prime rate plus 3.5%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity loans consist of primarily $34.4 million of fixed-rate, second mortgage loans which amortize over a five year period.

  At December 31, 1997, the Bank's loan portfolio included other loans amounting to $8.5 million, which consisted of $1.6 million of automobile loans, $1.5 million of savings account loans, and $5.4 million of commercial business loans, student loans and other loans. In addition, at December 31, 1997, the Bank had $16.0 million in standby letters of credit, one of which totals $6.5 million to enhance a developer's industrial revenue bond financing of commercial real estate located in the Bank's market area. The Bank's second mortgage on this commercial real estate parcel is in the process of foreclosure. See "Asset Quality and Allowance for Loan Losses"

  Environmental Issues. The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes security property unsuitable for use. This could also have effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single-family residences on which the Bank lends include comments on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any environmental issues which would subject it to liability at this time.

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

  The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $3.4 million of loans originated, compared to $8.2 million for the six months ended December 31, 1996, and $41.2 million during the year ended June 30, 1996. There was no swap activity during the year ended June 30, 1995.

  The Bank has purchased mortgage-backed securities and collateralized mortgage obligations from time to time that coincide with its ongoing asset/liability management objectives. Purchases have been minimal during the last 2 1/2 years due to the Bank's ability to originate and hold mortgage loans for it portfolio.

  All of the mortgage-backed securities and CMOs in the Bank's portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. Coupon rates at December 31, 1997, ranged from 4.83% to 16.25%. At December 31, 1997, mortgage-backed securities, net, totaled $283.0 million, or 8.2% of total assets, including $30.5 million which collateralized CMOs issued by the Bank's special purpose finance subsidiaries. At December 31, 1997, the Bank's mortgage-backed securities portfolio had a market value of $284.4 million, including $32.2 million related to the CMO's issued by the Bank's special-purpose finance subsidiaries.

  The following table sets forth the Bank's originations, purchases, sales, swaps and principal repayments of loans receivable and mortgage-backed securities for the periods indicated.


                                                               YEAR ENDED    SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                               DECEMBER 31,     DECEMBER 31,     ---------------------
                                                                   1997            1996             1996       1995
                                                              ------------   -----------------   ---------    --------
                                                                                (In thousands)
Loans receivable:
 Loans originated:
 Adjustable-rate:
   Real estate:
    One- to four-family                                         $  277,788         108,468         120,747    184,874
    Multi-family                                                    16,803           1,632          16,061     20,425
    Commercial                                                         260             300             340        190
    Construction                                                    22,739          13,632          20,642      9,142
    Land                                                             8,156           7,628          19,134     12,528
   Other loans:
    Commercial business                                                811             898             811        450
    Consumer                                                        63,572          35,642          63,795     57,803
                                                                ----------         -------       ---------    -------
     Total adjustable-rate                                         390,129         168,200         241,530    285,412
  Fixed-rate:
   Real estate:
    One- to four-family                                            396,823         113,770         348,629    101,100
    Multi-family                                                     7,503           1,215          10,847      1,989
    Commercial                                                         133             170           1,052        571
    Construction                                                       890           1,908           6,890     25,171
    Land                                                             6,738           3,754           7,439      8,433
   Other loans - consumer                                           35,079           8,805          10,301      5,861
                                                                ----------         -------       ---------    -------
     Total fixed-rate                                              447,166         129,622         385,158    143,125
                                                                ----------         -------       ---------    -------
   Total loans originated                                          837,295         297,822         626,688    428,537
Loans purchased:
 Fixed-rate one- to four-family real estate                        120,385          99,438          93,270     31,221
 Adjustable-rate one- to four-family real estate                   133,791          72,109         267,645    125,054
 Other                                                                 353              83           2,151      1,070
                                                                ----------         -------       ---------    -------
   Total loans purchased                                           254,529         171,630         363,066    157,345
                                                                ----------         -------       ---------    -------
   Total loans originated and purchased                          1,091,824         469,452         989,754    585,882
                                                                ----------         -------       ---------    -------
Loans acquired through merger                                           --              --         749,740         --
Loans sold:
 One- to four-family (fixed rate)                                  102,459          57,276         267,352     92,725
 Consumer loans                                                      1,354              82           1,805      2,466
                                                                ----------         -------       ---------    -------
  Total loans sold                                                 103,813          57,358         269,157     95,191
FHLMC and FNMA mortgage loan swaps                                   3,358           8,213          41,195         --
Transfer to foreclosed real estate and charge-offs                   6,526           1,518             880      1,073
Amortization and prepayments                                       706,608         265,982         393,909    231,108
                                                                ----------         -------       ---------    -------
  Total loans sold, loan swaps,
  amortization and prepayments                                     820,305         333,071         705,141    327,372
                                                                ----------         -------       ---------    -------
Net increase during period                                      $  271,519         136,381       1,034,353    258,510
                                                                ==========         =======       =========    =======
Mortgage-backed securities:
  Mortgage-backed securities purchased                          $       --              --              --     10,000
  Mortgage-backed securities acquired in merger                         --              --         181,144         --
  Mortgage-backed securities swaps                                   3,358           8,213          41,195         --
  Mortgage-backed securities sold                                   (3,358)        (25,172)        (41,195)        --
  Amortization and prepayments                                     (76,750)        (42,808)        (69,790)   (49,583)
                                                                ----------         -------       ---------    -------
Net increase (decrease) during period                           $  (76,750)        (59,767)        111,354    (39,583)
                                                                ==========         =======       =========    =======

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

  The following table sets forth information as to the Bank's loan servicing portfolio, excluding loans owned by the Bank which are serviced by others. The decrease in loans serviced for others for the year ended December 31, 1997 was due to the reduction in sales activity during this period, as the Bank has been retaining a greater percentage of fixed-rate loan originations. This is also reflected in the small increase in loans serviced for others from June 30, 1996 to December 31, 1996.


                                                   December 31,
                               -------------------------------------------------
                                         1997                      1996                  JUNE 30, 1996
                               ----------------------    -----------------------   --------------------
                                 AMOUNT       PERCENT      AMOUNT       PERCENT     AMOUNT    PERCENT
                               ----------    --------    ----------   ----------   --------   ---------
                                                          (Dollars in thousands)
Loans owned by the Bank        $2,284,748       69.62%   $1,855,505     63.96%     $1,646,710    61.28%
Loans serviced for others         997,204       30.38     1,045,740     36.04      1,040,260    38.72
                               ----------     -------    ----------   -------      ----------   ------
  Total loans serviced         $3,281,952      100.00%   $2,901,245    100.00%     $2,686,970   100.00%
                               ==========     =======    ==========   =======      ==========   ======

  Information regarding the Bank's servicing fee income from loans serviced for others is summarized in the following table for the periods indicated:



                                                   YEAR ENDED     SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                  DECEMBER 31,      DECEMBER 31,      ---------------------
                                                      1997              1996            1996        1995
                                                  -------------   -----------------   ---------   ---------
                                                                   (Dollars in thousands)
Average balance of loans serviced for others        $1,024,720          $1,053,486    $963,757    $881,050
Loan servicing fee income                                2,278               1,249       2,394       2,373
Net servicing spread during the period (1)                 .22%                .24%        .25%        .27%
-----------------------------------------------------------------------------------------------------------

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

  On July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the identification and measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $750,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one- to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value.

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

  In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 1997, all of the Bank's non-performing loans were classified as substandard, while at December 31, 1996, the Bank had classified $1.5 million of a $2.9 million commercial real estate loan as "loss" and allocated $1.5 million of its allowance for loan losses to a specific allowance against the loan.

  Delinquent Loans. At December 31, 1997 and 1996, and June 30, 1996, delinquencies in the Bank's portfolio were as follows:

                                     61-90 Days                     91 or More Days
                                ---------------------            ----------------------
                                Principal                         Principal
                       Number   Balance of   Percent    Number   Balance  of   Percent
                         Of     Delinquent      Of        Of     Delinquent       Of
                       Loans      Loans      Total(1)   Loans       Loans      Total(1)
                       ------   ----------   --------   ------   -----------   --------
                                            (Dollars in thousands)
December 31, 1997          32       $2,697       .10%       86       $10,134       .37%
                           ==       ======       ===        ==       =======       ===
December 31, 1996          48       $6,834       .28%       76       $ 9,780       .40%
                           ==       ======       ===        ==       =======       ===
June 30, 1996              24       $3,107       .14%       38       $ 5,504       .24%
                           ==       ======       ===        ==       =======       ===
---------------------

(1) Percentage represents principal balance of delinquent loans to total loans outstanding.

  The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, non-accrual investment securities, and foreclosed real estate held by the Bank at the dates indicated.

                                                                   December 31,                 June 30,
                                                                 -----------------   -----------------------------
                                                                  1997      1996      1996       1995       1994
                                                                 -------   -------   -------   ---------   -------
                                                                            (Dollars in thousands)
One- to four-family and multi-family loans:
 Non-accrual loans (1)                                           $ 7,039    7,680     5,415     1,972     2,933
 Accruing loans 91 or more days overdue                            2,071      896     1,940       555       482
                                                                 -------   ------    ------     -----    ------
  Total                                                            9,110    8,576     7,355     2,527     3,415
                                                                 -------   ------    ------     -----    ------
Commercial real estate, construction and land loans:
 Non-accrual loans (1)                                             1,240    3,762       433        --       312
 Accruing loans 91 or more days overdue                                       699       459       100       118
 Restructured or renegotiated                                         --       --     4,299     4,379     4,464
                                                                 -------   ------    ------     -----    ------
  Total                                                            1,240    4,461     5,191     4,479     4,894
                                                                 -------   ------    ------     -----    ------
Other loans:
 Non-accrual loans (1)                                               181      353       287       168       163
 Accruing loans 91 or more days overdue                              124       74        --        --        24
                                                                 -------   ------    ------     -----    ------
  Total                                                              305      427       287       168       187
                                                                 -------   ------    ------     -----    ------
Total non-performing loans:
 Non-accrual loans (1)                                             8,460   11,795     6,135     2,140     3,408
 Accruing loans 91 or more days overdue                            2,195    1,669     2,399       655       624
 Restructured or renegotiated                                         --       --     4,299     4,379     4,464
                                                                 -------   ------    ------     -----    ------
  Total                                                          $10,655   13,464    12,833     7,174     8,496
                                                                 =======   ======    ======     =====    ======
Non-accrual loans to total loans                                     .31%     .48%      .27%      .17%      .33%
Accruing loans 91 or more days overdue to total loans                .08      .07       .10       .05       .06
Restructured or renegotiated to total loans                           --       --       .19       .35       .44
                                                                 -------   ------    ------     -----    ------
  Non-performing loans to total loans                                .39%     .55%      .56%      .57%      .83%
                                                                 =======   ======    ======     =====    ======
Foreclosed real estate:
 One- to four-family                                             $   489    1,257       888       311     1,379
 Commercial real estate                                               --       --        --        25     2,090
                                                                 -------   ------    ------     -----    ------
  Total foreclosed real estate, net of related reserves          $   489    1,257       888       336     3,469
                                                                 =======   ======    ======     =====    ======
Total non-performing assets                                      $11,144   14,721    13,721     7,510    11,965
                                                                 =======   ======    ======     =====    ======
Total non-performing assets to total assets                          .32%     .46%      .44%      .42%      .75%
                                                                  ======   ======    ======     =====    ======
------------------------------------------------------------------------------------------------------------------

(1) Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

  For the year ended December 31, 1997, the six months ended December 31,1996, and the years ended June 30, 1996, 1995, and 1994, the amount of interest income that would have been recorded on non-accrual loans amounted to $663,000, $573,000, $631,000, $468,000, and $168,000, respectively, if the loans had been current. For the year ended December 31, 1997, interest income on non-accrual loans that was included in net income amounted to $120,000.

  Non-performing commercial real estate, construction and land loans declined to $1.2 million at December 31, 1997, from $4.5 million at December 31, 1996, primarily due to a $2.9 million charge-off on a second mortgage collateralized by a commercial real estate parcel, which has been classified as non-accrual. The Bank had a specific reserve against this loan at December 31, 1996 of $1.5 million, representing the expected loss on the loan at that date. Subsequently, the Bank funded an additional $500,000 of debt in 1997, and reassessed the collateral's fair value upon obtaining updated financial information. During the fourth quarter of 1997, the Bank charged-off $2.9 million of the loan. The Bank's remaining $500,000 investment in this second mortgage is subordinate to a $6.0 million industrial revenue bond. The Bank has issued a standby letter of credit against the industrial revenue bond. Upon taking title to the property on January 29, 1998, the Bank assumed the responsibility for the bond principal and interest, and recorded foreclosed real estate for a total of $6.5 million. With this additional foreclosed real estate, the Bank's ratio of non-performing assets to total assets increased to approximately .49%. The industrial revenue bond is current as to interest payments as of December 31, 1997, and carries an interest rate of 4.13%. The industrial revenue bond is assumable by any purchaser of the underlying collateral.

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

  The following table sets forth the Bank's allowance for loan losses at the dates indicated. The balances below represent general loan loss reserves and are not allocable to any one type of loan in the Bank's loan portfolio, except for $1.5 million at December 31, 1996, which was allocated as a specific reserve against a commercial real estate loan.


                                               YEAR            SIX
                                              ENDED        MONTHS ENDED              YEAR ENDED JUNE 30,
                                            DECEMBER 31,    DECEMBER 31,     --------------------------------
                                               1997            1996            1996        1995        1994
                                             --------        --------        --------    --------    --------
                                                                 (Dollars in thousands)
Balance at beginning of period               $ 17,914          17,254           9,197       8,779       7,993
Charge-offs:
  One-to four-family                             (637)            (49)           (376)        (72)       (223)
  Commercial                                   (2,994)              -               -          (7)          -
  Construction                                      -               -               -           -        (112)
  Land                                              -               -               -           -           -
  Consumer                                        (81)            (17)              -         (31)        (82)
                                             --------         -------         -------     -------     -------
                                               (3,712)            (66)           (376)       (110)       (417)
                                             --------         -------         -------     -------     -------
Recoveries:
  One-to four-family                              106              25               -           -           -
  Commercial                                        5               -              10           -           -
  Construction                                      -               -               -          49           -
  Consumer                                         12               1               1           4           3
                                             --------         -------         -------     -------     -------
                                                  123              26              11          53           3
                                             --------         -------         -------     -------     -------
Net charge-offs                                (3,589)            (40)           (365)        (57)       (414)
Provision for loan losses                       1,150             700             700         475       1,200
Balance related to acquisition                      -               -           7,722           -           -
                                             --------         -------         -------     -------     -------
Balance at end of period                     $ 15,475          17,914          17,254       9,197       8,779
                                             ========         =======         =======     =======     =======
Ratio of net charge-offs to
  average loans outstanding                       .14%              -             .03         .01         .04
Ratio of allowance for loan losses
  to total loans receivable                       .57             .73             .75         .73         .86
Ratio of allowance for loan losses
  to total non-performing loans                145.24          133.05          134.45      128.20      103.33
Ratio of allowance for loan losses
  to total non-performing assets               138.86          121.69          125.75      122.46       73.37
                                             ========         =======         =======     =======     =======

  At December 31, 1997, the Bank maintained no specific reserves on its loan portfolio. As such, the $15.5 million allowance for loan losses, based on currently available information, is a general reserve. As of December 31, 1997, management is unaware of any specifically identifiable charge-offs in its loan portfolio. Assuming no significant adverse changes in existing market conditions, management anticipates charge-offs in 1998 to decrease significantly, due to the $2.9 million charge-off taken on one commercial loan during 1997. However, no assurances can be made that charge-offs will not be less than or exceed this estimate if facts or circumstances change in the future.

  At December 31, 1997, the Bank's loan portfolio consists of 88.5% of one-to four-family real estate loans, with an additional 4.5% being equity lines of credit or home equity loans on one-to four-family real estate. Based on the Bank's historical high asset quality, low charge-off experience and concentration on one-to four-family lending in its market area, management considers the risk of loss due to these loans as minimal. The remaining 7.0% of the Bank's portfolio, or $191.0 million, consists of multi-family mortgage, commercial real estate, construction, land, and other loans. These loans generally tend to exhibit greater risk of loss than do one-to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties. Management has addressed these risks through its underwriting standards.

  With respect to multi-family loans, the Bank has traditionally limited its lending to small apartment buildings, which management believes have lower risk than larger properties. At December 31, 1997, in the Bank's $105.1 million multi-family portfolio, only eight loans are on properties greater than 36 units and the average multi-family loan size is $260,000. In addition, almost all of the Bank's construction and land loans are on one- to four- family residential property. All of the Bank's multi-family, construction and land loans are secured by properties located in the Chicago metropolitan area.

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


                                                                     At December 31, 1997
                                -----------------------------------------------------------------------------------------
                                      One Year                1 to                    5 to                More than
                                      or Less                5 Years                10 Years               10 Years
                                --------------------   --------------------   --------------------   --------------------
                                           Weighted               Weighted               Weighted               Weighted
                                Carrying    Average    Carrying    Average    Carrying    Average    Carrying    Average
                                 Value       Yield      Value       Yield      Value       Yield      Value       Yield
                                --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                      (Dollars in thousands)
   U.S. Government and agency
    securities:
     Held to maturity           $ 10,000       4.25%    $     -          -%   $ 14,844       7.29%   $      -          -%
     Available for sale           15,855       5.50       5,052       6.06      30,045       6.79       9,981       7.26
   Marketable equity
    securities (1):
     Common stock                      -          -           -          -           -          -       7,810       2.32
     Preferred stock                   -          -           -          -           -          -       6,213       5.86
   Other investment
    securities:
     Held to maturity                423       5.91           -          -           -          -           1       5.00
     Available for sale                -          -           -          -      20,551       6.59      24,003       6.26
                                --------                -------               --------    -------    --------
       Total                    $ 26,278       5.03%    $ 5,052       6.06%   $ 65,440       6.84%   $ 48,008       5.77%
                                ========   ========     =======     ======    ========    =======    ========    =======

                               ------------------------------------------

                                        Total Investment Securities
                               -------------------------------------------
                                Average
                                 Life                           Weighted
                                  in      Carrying    Market     Average
                                 Years     Value      Value       Yield
                                -------   --------   --------   ---------
                                         (Dollars in thousands)
   U.S. Government and agency
    securities:
     Held to maturity              4.12  $  24,844  $  25,798       6.03%
     Available for sale            5.55     60,933     60,933       6.48
   Marketable equity
    securities (1):
     Common stock                     -      7,810      7,810       2.32
     Preferred stock                  -      6,213      6,213       5.86
   Other investment
    securities:
     Held to maturity               .08        424        424       5.91
     Available for sale           14.32     44,554     44,554       6.41
                                         ---------  ---------
       Total                       8.28  $ 144,778  $ 145,732       6.13%
                                =======  =========  =========   ========

-------------------------
   (1) Marketable equity securities with no stated maturity are included in the "More than 10 Years" category.

  The following table sets forth certain information regarding the book value of the Company's and the Bank's liquidity and investment securities portfolio at the dates indicated. At December 31, 1997 and December 31, 1996, the fair value of the investment securities portfolio was $145.7 million and $141.9 million, respectively.


                                                  DECEMBER 31,
                                               -----------------     JUNE 30,
                                                 1997       1996       1996
                                               -------     -------   --------
                                                      (In thousands)
Interest-bearing deposits                      $  57,197    55,285     37,496
                                               =========   =======    =======
Federal funds sold                             $  50,000    24,700      5,700
                                               =========   =======    =======
Investment securities:
Available for sale:
  U.S. Government and agency securities        $  60,933    35,813     23,821
  Marketable equity securities                    14,023    13,904     12,572
  Other investment securities                     44,554    19,332      1,903
                                               ---------   -------    -------
   Total investments available for sale          119,510    69,049     38,296
                                               ---------   -------    -------
Held to maturity:
  U.S. Government and agency securities           24,844    71,438    101,268
  Other investment securities                        424       602        958
                                               ---------   -------    -------
   Total investments held to maturity             25,268    72,040    102,226
                                               ---------   -------    -------
   Total investment securities                 $ 144,778   141,089    140,522
                                               =========   =======    =======

  The classification of investments as available for investment, available for sale, or for trading purposes is made at the time of purchase based upon management's intent at that time. At December 31, 1997, $119.5 million of investment securities were classified as available for sale and recorded at fair value (cost basis of $117.0 million). At December 31, 1996, $69.0 million were classified as available for sale (cost basis of $68.5 million), while at June 30, 1996, $38.3 million were classified as available for sale (cost basis of $38.0 million). All balances exclude the Bank's required investment of stock in the Federal Home Loan Bank of Chicago, which was $33.0 million, $30.7 million, and $30.7 million at December 31, 1997, 1996, and June 30, 1996, respectively.

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

  The net increase in deposits during the year ended December 31, 1997 is primarily due to interest credited to deposits, as outflows exceeded inflows during this period, primarily due to competitive pressure for certificate of deposits. The large increase in deposits during the year ended June 30, 1996 was primarily due to the acquisition of NSBI, as well as the Bank generating net deposit inflows of $6.3 million. The increase in deposits during the year ended June 30, 1995 was primarily due to interest credited to deposits, which offset savings outflows during that period.

   Deposit Portfolio. The following table sets forth the distribution and the weighted average nominal interest rates of the Bank's average deposit accounts at the dates indicated.

                                                               YEAR ENDED                           SIX MONTHS ENDED
                                                           DECEMBER 31, 1997                        DECEMBER 31, 1996
                                                ----------------------------------------   -------------------------------------
                                                                 PERCENT       WEIGHTED                    PERCENT    WEIGHTED
                                                                   OF          AVERAGE                       OF        AVERAGE
                                                  AVERAGE         TOTAL        NOMINAL       AVERAGE        TOTAL      NOMINAL
                                                  BALANCE       DEPOSITS        RATE         BALANCE      DEPOSITS      RATE
                                                ------------   -----------   -----------   ------------   ---------   ---------
                                                                                               (Dollars in thousands)

Passbook accounts                               $   659,391         28.79%         2.85%   $   671,766       29.99%       2.86%
Interest bearing NOW accounts                       153,842          6.71          1.56        136,748        6.10        1.66
Non-interest bearing checking                        39,280          1.71             -         40,844        1.82           -
Commercial checking accounts                         31,075          1.36             -         26,304        1.17           -
                                                -----------    ----------                  -----------  ----------
    Total passbook, NOW and checking accounts       883,588         38.57          2.40        875,662       39.08        2.46
                                                -----------    ----------                  -----------  ----------
Money market accounts                               132,875          5.80          3.65        128,343        5.73        3.63
Jumbo deposits                                       22,035           .96          5.47         25,018        1.12        5.37
Certificate accounts with original maturities
  of:
    91 days or less                                  23,660          1.03          4.81         15,386         .69        4.78
    6 months                                        292,638         12.77          5.21        297,089       13.26        5.01
    8 months                                              -             -             -          1,868         .08        5.25
    9 months                                          1,558           .07          5.19         29,464        1.32        5.18
    10 months                                         5,964           .26          5.64              -           -           -
                                                -----------    ----------                  -----------  ----------
    Total jumbo certificates of deposits and
     7-day to 10 month certificate accounts         345,855         15.09          5.21        368,825       16.47        4.68
                                                -----------    ----------                  -----------  ----------
   Certificate accounts with original
     maturities of:
    12 months                                       211,686          9.24          5.39        234,587       10.46        5.24
    13 month                                          8,914           .39          5.83          5,648         .25        5.81
    18 months                                       128,695          5.62          5.77         91,625        4.09        5.77
    19 months                                       176,418          7.70          5.91         86,881        3.88        5.89
    24 months                                        42,685          1.86          5.64         75,355        3.36        5.82
    30 months                                       103,031          4.50          6.15        107,661        4.81        6.09
    36 months                                        16,355           .71          5.56         23,280        1.04        5.17
    42 months                                        30,445          1.33          6.15         29,198        1.30        5.94
    60 months                                       143,108          6.25          6.01        141,163        6.30        5.97
    61 months to 120 months                          67,362          2.94          7.52         72,468        3.23        7.60
                                                -----------    ----------                  -----------  ----------
     Total 12-month to 120-month certificate
      accounts and other certificate accounts       928,699         40.54          5.92        867,866       38.72        5.86
                                                -----------    ----------                  -----------  ----------
     Total deposits                             $ 2,291,017        100.00%         4.32%   $ 2,240,696      100.00%       4.27%
                                                ===========    ==========       =======    ===========      ======      ======


                                                                 YEAR ENDED JUNE 30, 1996
                                                              ------------------------------
                                                                       PERCENT        WEIGHTED
                                                                          OF          AVERAGE
                                                         AVERAGE         TOTAL        NOMINAL
                                                         BALANCE       DEPOSITS        RATE
                                                       ------------   -----------   -----------



Passbook accounts                                     $   288,389          20.48%       3.10%
Interest bearing NOW accounts                             121,187           8.61        1.69
Non-interest bearing checking                              27,508           1.95           -
Commercial checking accounts                               30,157           2.14           -
                                                      -----------     ----------
    Total passbook, NOW and checking accounts             467,241          33.18        2.35
                                                      -----------     ----------
Money market accounts                                     138,837           9.86        3.09
Jumbo deposits                                             29,993           2.13        5.55
Certificate accounts with original maturities
  of:
    91 days or less                                        10,104            .71        4.78
    6 months                                              137,525           9.77        4.45
    8 months                                               13,890            .99        5.58
    9 months                                                8,020            .57        5.25
    10 months                                                   6              -        3.13
                                                      -----------     ----------
     Total jumbo certificates of deposits and
      7-day to 10 month certificate accounts              199,538          14.17        5.43
                                                      -----------     ----------
   Certificate accounts with original
      maturities of:
    12 months                                             120,316           8.54        5.65
    13 month                                                    -              -           -
    18 months                                              92,600           6.58        5.86
    19 months                                               4,313            .31        5.89
    24 months                                              48,596           3.45        5.96
    30 months                                             118,505           8.41        5.89
    36 months                                               2,065            .15        5.12
    42 months                                              30,713           2.18        5.90
    60 months                                             101,004           7.17        6.11
    61 months to 120 months                                84,438           6.00        8.04
                                                      -----------     ----------
     Total 12-month to 120-month certificate
      accounts and other certificate accounts             602,550          42.79        6.18
                                                      -----------     ----------
     Total deposits                                  $  1,408,166        100.00%       4.50%
                                                     ============    ==========    ==========

  The following table presents the deposit activity of the Bank for the periods indicated:


                                                Year Ended        Six Months Ended           Year Ended June 30,
                                                December 31,        December 31,          ------------------------
                                                   1997                1996                  1996         1995
                                                ------------        -----------           -----------  -----------
                                                                            (In thousands)
Deposits                                         $ 6,274,850         4,557,273             4,458,404     3,547,326
Withdrawals                                       (6,294,936)       (4,593,918)           (4,452,055)   (3,577,181)
                                                 -----------        ----------            ----------   -----------
Deposits greater (less) than
 withdrawals                                         (20,086)          (36,645)                6,349       (29,855)
Deposits acquired, net                                     -              (257)              872,419             -
Interest credited on deposits                         94,873            45,028                62,026        50,630
                                                 -----------        ----------            ----------   -----------
 Net increase in deposits                        $    74,787             8,126               940,794        20,775
                                                 ===========        ==========            ==========   ===========

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1997 and 1996, and at June 30, 1996, and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                                                     Period to Maturity December 31, 1997
                                     December 31,                  -----------------------------------------
                               ----------------------   June 30,     Within    1 to 3     Over
                                 1997        1996        1996       One Year    Years    3 Years     Total
                               ----------   ---------   ---------   --------   -------   -------   ---------
                                                            (In thousands)
Certificate accounts:
  3.99% or less               $       774       2,968       1,080        767         7        --         774
  4.00% to 4.99%                   30,512      47,897     192,338     29,825       671        16      30,512
  5.00% to 5.99%                  939,265     886,984     746,819    753,513   167,349    18,403     939,265
  6.00% to 6.99%                  286,476     244,510     217,707    158,372    97,483    30,621     286,476
  7.00% to 7.99%                   12,048      25,918      30,581      4,118     7,342       588      12,048
  8.00% to 8.99%                   26,834      39,072      41,779     24,779     2,055        --      26,834
  9.00% to 9.99%                    1,302       1,258       1,191        160     1,142        --       1,302
                              -----------   ---------   ---------    -------   -------   -------   ---------
   Total                      $ 1,297,211   1,248,607   1,231,495    971,534   276,049    49,628   1,297,211
                              ===========   =========   =========    =======   =======    ======   =========


  At December 31, 1997, the Bank had outstanding $159.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

       Period to Maturity                                      Amount
       ------------------                                     -------
                                                          (In thousands)
       Three months or less                                  $  50,046
       Over three through six months                            29,493
       Over six through 12 months                               38,310
       Over 12 months                                           41,974
                                                             ---------
          Total                                              $ 159,823
                                                             =========

  Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from FHLB of Chicago, and reverse repurchase agreements, when they are a less costly source of funds or can be invested at a positive rate of return.

  The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1997, the Bank's FHLB of Chicago advances totaled $660.5 million, representing 19.1% of total assets.

  A summary of the Company's borrowed funds at December 31, 1997, 1996 and June 30, 1996 is as follows:

                                                              WEIGHTED AVERAGE
                                                               INTEREST RATE                    AMOUNT
                                                         ------------------------   --------------------------------
                                                         DECEMBER 31,    JUNE 30,       DECEMBER 31,       JUNE 30,
                                                        --------------              --------------------
                                                         1997    1996      1996        1997       1996       1996
                                                        ------   -----   --------   ---------   --------   ---------
                                                                           (Dollars in thousands)
Fixed rate advances from FHLB of Chicago due:
 Within 12 months                                        6.72%    6.28       7.15   $ 95,000     55,000      50,000
 13 to 24 months                                         6.31     6.77       6.38    190,000     70,000      50,000
 25 to 36 months                                         6.63     6.30       8.27    105,000    115,000      15,000
 37 to 48 months                                         6.41     6.63       6.64    165,000    105,000      80,000
 49 to 60 months                                         5.97     6.50       6.45     55,000     90,000      65,000
 61 to 72 months                                         6.39     6.10       6.13        500      5,000      30,000
 Greater than 72 months                                    --     6.39       6.13         --        500       5,500
                                                                                    --------    -------     -------
   Total fixed rate advances                             6.43     6.49       6.66    610,500    440,500     295,500
Adjustable rate advances from FHLB of Chicago due:
 Within 12 months                                          --     5.86       5.79         --     40,000     125,000
 13 to 24 months                                         5.79       --         --     25,000         --          --
 Greater than 24 months                                  5.69       --         --     25,000         --          --
                                                                                    --------    -------     -------
   Total adjustable rate advances                        5.74     5.86       5.79     50,000     40,000     125,000
                                                                                    --------    -------     -------
   Total advances from FHLB of Chicago                   6.37     6.44       6.40    660,500    480,500     420,500
                                                                                    --------    -------     -------
Collateralized mortgage obligations:
 Issued by MAFC due 2018 (1)                                                          11,204     14,087      15,928
 Unamortized discount                                                                   (654)    (1,021)     (1,202)
                                                                                    --------    -------     -------
                                                        12.08    10.90      11.42     10,550     13,066      14,726
 Issued by NWAC due 2018 (2)                                                          19,480     24,304      27,419
 Unamortized premium                                                                     179        223         247
                                                                                    --------    -------     -------
                                                         8.05     8.30       8.05     19,659     24,527      27,666
                                                                                    --------    -------     -------
   Total collateralized mortgage obligations, net                                     30,209     37,593      42,392
                                                                                    --------    -------     -------
Fixed-rate reverse repurchase agreements                 6.31     6.55       6.74     44,804     79,804      39,804
Unsecured term bank loan                                 6.72     6.63       6.47     34,500     35,000      35,000
                                                                                    --------    -------     -------
                                                         6.51%    6.63       6.65   $770,013    632,897     537,696
                                                        =====    =====      =====   ========    =======     =======

----------------------------------------
(1)  See "Subsidiary Activities - Mid America Finance Corporation."
(2)  See "Subsidiary Activities - Northwestern Acceptance Corporation."

  Subordinated Capital Notes. In November, 1995, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. The payment of principal and interest on the current notes is subordinated at all times to any indebtedness or liability of the Company outstanding or incurred after the date of issuance. Costs incurred in the refinance transaction amounted to $1.0 million and are being accreted over the life of the notes yielding an effective interest rate of 8.85%. The capital notes are callable at the discretion of the Company at any time after September 30, 1998, at par plus any accrued interest. The indenture provides for restrictions on the amounts of additional indebtedness the Company may incur as well as the amount of dividends and other distributions it may pay with respect to its equity securities, depending on the Company's capital ratio. The refinance transaction resulted in a $474,000, or $0.05 per share extraordinary charge to earnings due to the early extinguishment of debt as a result of writing-off the remaining unamortized transaction costs of $774,000, net of income taxes of $300,000.

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

  The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the last eighteen months, the Bank has been retaining the majority of the retail fixed-rate originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with NSBI.

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

  The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at December 31, 1997, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals as well as loan and mortgage-backed securities prepayment percentages. In a departure from the FHLB of Chicago assumptions, which assume a 0% prepayment for other borrowings, the Bank assumes that the collateralized mortgage obligations included in other borrowings prepay at the same rate used for the mortgage-backed securities collateralizing these obligations, while the NWAC collateralized mortgage obligations are adjustable-rate and included in the 6 months or less category.

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

                                                                                  DECEMBER 31, 1997
                                                       ----------------------------------------------------------------------------
                                                         LESS THAN
                                                          1/2 YR.    1/2 - 1 YR.    1 - 3 YRS.   3 - 5 YRS.    5+ YRS.      TOTAL
                                                       -----------   ------------   ----------   -----------   --------   ---------
                                                                                (Dollars in thousands)
Interest-earning assets:
 Loans receivable                                      $  650,902        434,655       822,998      291,431    521,844    2,721,830
 Mortgage-backed securities                               122,000         28,445        41,138       25,856     64,861      282,300
 Investment securities (1)                                 91,467          5,863         5,052       10,033     65,522      177,937
 Interest-bearing deposits                                 57,197              -             -            -          -       57,197
 Federal funds sold                                        50,000              -             -            -          -       50,000
                                                       ----------        -------       -------      -------    -------    ---------
   Total interest-earning assets                          971,566        468,963       869,188      327,320    652,227    3,289,264
 Less yield adjustments, net                                  494            328           326         (172)       370        1,346
 Impact of hedging activities (2)                           6,537              -             -            -     (6,537)           -
                                                       ----------        -------      --------      -------    -------    ---------
   Total net interest-earning assets,
    adjusted for impact of hedging activities             978,597        469,291       869,514      327,148    646,060    3,290,610
Interest-bearing liabilities:
 NOW and checking accounts                                 13,896         12,718        46,545       28,913     61,439      163,511
 Money market accounts                                    140,281              -             -            -          -      140,281
 Passbook accounts                                         55,277         50,578       185,117      114,990    244,354      650,316
 Certificate accounts                                     640,322        332,634       274,865       35,439     13,953    1,297,213
 FHLB advances                                             85,000         60,000       295,000      220,000        500      660,500
 Other borrowings and subordinated debt                    82,417          2,549        24,547            -     26,779      136,292
                                                       ----------        -------       -------      -------    -------    ---------
   Total interest-bearing liabilities                   1,017,193        458,479       826,074      399,342    347,025    3,048,113
                                                       ----------        -------       -------      -------    -------    ---------
Interest sensitivity gap                               $  (38,596)        10,812        43,440      (72,194)   299,035      242,497
                                                       ==========        =======       =======      =======    =======    =========
Cumulative gap                                         $  (38,596)       (27,784)       15,656      (56,538)   242,497
                                                       ==========        =======       =======      =======    =======
Cumulative gap as a percentage
 of total assets                                            (1.12)%         (.80)          .45        (1.64)      7.01
Cumulative net interest-earning assets as
 a percentage of interest-bearing liabilities               96.21%         98.12        100.68        97.91     107.96

----------------------
(1)  Includes $33.0 million of stock in FHLB of Chicago in 6 months or less.
(2)  Represents forward commitments to sell long-term fixed-rate mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. During the year ended December 31, 1997, the Company received cash dividends from the Bank of $34.5 million, while it received $-0- during the six months ended December 31, 1996. The Company's principal uses of funds are interest payments on the Company's borrowed funds, cash dividends to shareholders, loans to and investments in MAF Developments, stock repurchases, as well as investment purchases with excess cash flow. The Company declared $.27 per share in cash dividends to common shareholders during the twelve months ended December 31, 1997, compared to $.12 per share in the six months ended December 31, 1996. In addition, the Company repurchased 786,411 shares of its common stock for a total of $22.6 million during the year ended December 31, 1997.

  The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of NSBI. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. The loan requires increasing annual principal payments starting in December 1997 with $9.2 million due at the final maturity of the loan on December 31, 2003. The Company made its first principal payment on the loan on December 31, 1997 in the amount of $500,000. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which matures on April 30, 1998, and is generally renewable annually thereafter. The interest rate on the line of credit is currently the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. At December 31, 1997, no balance is outstanding on the line of credit. The financing agreements contain covenants that, among other things, requires the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1997, the Company was in compliance with these covenants.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds, such as advances from the FHLB of Chicago and reverse repurchase agreements. During the twelve months ended December 31, 1997, the Bank borrowed $180.0 million (net) in FHLB of Chicago advances to primarily fund mortgage loan volume held for investment by the Bank.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the year ended December 31, 1997, the Bank's average liquidity ratio was 6.70%. At December 31, 1997, total liquidity was $157.9 million, or 6.45%, which was $59.9 million in excess of the 4.0% regulatory requirement. This excess liquidity has provided the Bank with the flexibility needed to maintain its short-term gap ratios within strategic limits, as well as most recently, to fund the increased loan volume.

  During the year ended December 31, 1997, the Bank originated and purchased loans totaling $1.1 billion compared to $469.5 million for the six months ended December 31, 1996, and $989.8 million during the year ended June 30, 1996. The Bank has outstanding commitments to originate loans of $173.9 million and sell loans of $7.1 million at December 31, 1997. The Company expects to fund current and future loan commitments using principal repayments on loans and mortgage-backed securities, as well as outside funding sources.

SUBSIDIARY ACTIVITIES

  MID AMERICA DEVELOPMENTS, NW FINANCIAL AND MAF DEVELOPMENTS. The Company engages in the business of purchasing unimproved land for development into residential subdivisions of single family lots through three wholly-owned subsidiaries. MAF Developments is a wholly-owned subsidiary of the Company, while Mid America Developments and NW Financial are wholly-owned subsidiaries of the Bank. The subsidiaries have been engaged in this activity since 1974, and since that time have developed and sold over 4,700 lots in 23 different subdivisions in the western suburbs of Chicago. These subsidiaries acts as sole principal or as a joint venture partner in their developments. The subsidiaries historically have provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project, generally 50%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions.

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

  The following is a summary as of December 31, 1997, of the residential real estate projects Mid America Developments, NW Financial and MAF Developments currently has an interest in:

                                                                          Lots
                                    Date     Number of     Number     Available For
                                    Land       Lots       Sold but     Development    Total   Investment
 Description of Project           Acquired     Sold      Not Closed      or Sale      Lots    Balance
------------------------          --------   ---------   ----------   -------------   -----   ----------
                                                         (Dollars in thousands)
MID AMERICA DEVELOPMENTS:

 ASHBURY                         1/87-6/87    1,115           -              -        1,115   $    50
 1,115 residential lots
 2.3-acre commercial parcel

 WOODS OF RIVERMIST                    6/86      29           -              2           31       154
 31 residential lots

NW FINANCIAL:

 WOODBRIDGE                            2/90     516           7              8          531     3,498
 531 single-family homes
 48-acre commercial parcel

 REIGATE WOODS                        10/93      44           9             32           85     5,314
 85 single-family homes

 FIELDS OF AMBRIA                 9/89-5/91     234           -              6          240     1,243
 240 single-family homes

MAF DEVELOPMENTS:

 CLOW CREEK FARM                       6/93     254           -              6          260       128
 260 residential lots

 CREEKSIDE OF REMINGTON                 N/A      41           8            121          170     1,662
 170 residential lots

 HARMONY GROVE                        11/94     195          54            137          386     4,856
 386 residential lots

 TALLGRASS OF NAPERVILLE         11/96-1/97       -           -              -        1,098    14,292
                                                                                              -------
 1,098 residential lots
                                                                                              $31,197
                                                                                              =======

  The following table is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                            December 31,
                                          ----------------    June 30,
                                           1997      1996       1996
                                          -------   ------    --------
                                                (In thousands)
               Common stock               $ 1,657    1,657      1,657
               Retained earnings           12,285   10,642     12,308
               Intercompany advances        1,409    7,885      7,729
                                          -------   ------     ------
                                          $15,351   20,184     21,694
                                          =======   ======     ======

  During the year ended December 31, 1997, six months ended December 31, 1996 and the year ended June 30, 1996, Mid America Developments and NW Financial paid aggregate dividends of $1.2 million, $3.0 million, and $2.0 million, respectively, to the Bank. The remaining investment at December 31, 1997 is a deduction for the Bank in computing its regulatory capital requirements.

  The following is a description of the projects at Mid America Developments:

  Ashbury

  The Ashbury subdivision is located in Naperville, Illinois, and consists of 1,115 lots. A venture partner participates in 50% of the profits on 482 of the total lots under a joint venture agreement. As of December 31, 1997, all residential lots are sold. A remaining 2.3-acre parcel is under contract, and is expected to close in 1998.

  Woods of Rivermist

  Mid America Developments is a participant in a joint venture in this 31-lot development in Naperville, Illinois. Mid America Developments receives 50% of the profits from the development. At December 31, 1997, Mid America Development's investment in the Woods of Rivermist joint venture was $154,000. At December 31, 1997, 29 of the 31 lots of this development were sold. The Company expects the remaining two lots to be sold during 1998.

  The following is a summary of projects at MAF Developments:

  Clow Creek Farm

  MAF Developments, Inc. purchased a 103 acre parcel of land in 1993 for the development of 260 lots in Naperville, Illinois, adjacent to the Ashbury subdivision. As of December 31, 1997, the Company's investment was $128,000. The development is substantially complete, and 254 lot sales have been closed to date. The Company expects to be sold out of Clow Creek Farm by the end of 1998.

  Creekside of Remington

  MAF Developments, Inc. entered into a joint venture agreement to develop 170 lots in Bolingbrook, Illinois. The joint venture partner contributed the land while MAF Developments contributes development costs. Development commenced in late fiscal 1994 in the first unit which consists of 91 lots. There were eight sales during the year ended December 31, 1997, with eight lots under contract as of December 31, 1997. Due to the slow absorption in this development, the Company has not begun development of the next phase of the project. At December 31, 1997, the Company's investment in Creekside of Remington was $1.7 million.

 Harmony Grove

  MAF Developments, Inc. entered into a joint venture to develop 386 lots in Naperville, Illinois by purchasing, from its venture partner, 160 acres of land, which included a 5-acre commercial parcel. The Company's investment at December 31, 1997 was $4.9 million. During the year ended December 31, 1997, the Company sold 120 lots in the subdivision. In addition, the commercial parcel closed in February, 1997, resulting in a pre-tax profit of $228,000. Of the remaining developed lots, 54 lots are under contract as of December 31, 1997. The remainder of the available lots are scheduled to be available for purchase during 1998.

  The following is a summary of projects at NW Financial:

  Fields of Ambria

  Fields of Ambria consists of approximately 80 acres of land in Mundelein, Illinois. The subdivision was developed into 240 lots for single-family home construction in conjunction with a developer, who shares in the profits of the project. The project was funded solely by funds from NW Financial, which have all been repaid. During the year ended December 31, 1997, a total of nine homesites were sold. At December 31, 1997, the Company's investment was $1.2 million, representing six homesites.

  Reigate Woods

  Reigate Woods consists of approximately 106 acres of land in Green Oaks, Illinois. The subdivision was developed into 85 lots for single-family home construction in conjunction with a developer, who shares in the profits of the project. The project is funded solely by funds from NW Financial. During the year ended December 31, 1997, a total of 11 homesites were sold. At December 31, 1997, the Company has an investment of $5.3 million, representing 41 homesites, of which nine are under contract.

  Woodbridge

  Woodbridge consists of 341 acres of land in Elgin, Illinois. The project is being developed with a developer who shares in the projects profits. The land includes 232 acres for the construction of 531 single-family homes. During the year ended December 31, 1997, a total of 133 homesites were sold. At December 31, 1997, seven of the remaining 15 homesites are under contract. The project also includes 55 acres of property zoned for multi-family use, which has been sold, as well as 48 acres of commercially-zoned property. At December 31, 1997, the combined investment in the residential and commercial property is $3.5 million.

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

  The CMOs were issued in four maturity classes. The actual maturity of each class of CMO varies according to the timing of the cash receipts from the underlying collateral. The CMOs are accounted for as a financing transaction and are reflected as borrowed funds in the consolidated financial statements of the Company. At December 31, 1997, the CMOs had an outstanding balance of $10.6 million. The mortgage-backed securities securing the CMOs had a carrying value and market value of $11.1 million and $11.7 million, respectively, at December 31, 1997.

  The CMO bonds and the mortgage-backed securities which collateralize them both carry fixed interest rates, adjusted for amortization of discounts based upon prepayment assumptions. The mortgage-backed securities yield averaged 8.25% for the year ended December 31, 1997, compared to 8.39% for the six months ended December 31, 1996, while the cost of the CMO bonds averaged 11.72% for the year ended December 31, 1997, compared to 11.07% for the six months ended December 31, 1996. This negative spread led to a $337,000 reduction to net interest income for the year ended December 31, 1997.

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

  At December 31, 1997, the CMOs had an outstanding balance of $19.7 million. The CMOs are collateralized by 9.0% fixed-rate FHLMC mortgage-backed securities which had a carrying value and market value of $19.4 million and $20.5 million, respectively at December 31, 1997. In addition to the mortgage-backed securities, cash and investment securities totaling $425,000 were held by the trustee to pay principal and interest on the CMOs. The mortgage-backed securities pledged, as well as the cash and investment securities held by the trustee are solely for the repayment of the CMOs.

  MID AMERICA INSURANCE AGENCY. Mid America Insurance Agency, Inc. ("Mid America Insurance") is a wholly-owned subsidiary of the Bank which provides insurance brokerage services, including personal and commercial insurance products, to the Bank's customers. For the year ended December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, Mid America Insurance generated pre-tax income of $77,000, $50,000, $97,000 and $102,000, respectively.

  INVEST. On June 23, 1983, the Bank, through Mid America Developments, entered into an agreement to become a subscriber to INVEST, a registered broker-dealer and provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently nine brokers are employed and operate from eight Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between INVEST and the Bank. For the year ended December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, pre-tax income from INVEST operations was $852,000, $349,000, $711,000 and $460,000, respectively.

YEAR 2000 COMPLIANCE

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. The Bank has prepared a comprehensive "Year 2000" plan, which has identified both internal and external computer systems and software, that have the potential to create an operational problem at the turn of the century. Although the Bank owns all of its computer hardware, including its mainframe computer which processes customer transactions, it relies on outside vendors who write and support the software applications which run on its mainframe and PCs. The Bank's Year 2000 plan indicates that some of the software applications supported by outside vendors are "year 2000" compliant, or are in the process of upgrading their software to be "year 2000" compliant in the near future. Many of these software upgrades will be integrated into the Bank's mainframe and PC network systems in the normal course of business over the next 12 months, and are not currently seen as material costs to the Bank. The Bank plans to vigorously test, on its own, the integrity of any software's "year 2000" compliance. In the event that any of the Bank's significant outside vendors do not successfully and timely achieve "year 2000" compliance, the Bank's business or operations could be adversely affected. The cost, if any, that may arise from outside vendors not achieving successful or timely "year 2000" compliance is not currently determinable.

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

HOLDING COMPANY REGULATION

  The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

FEDERAL SAVINGS INSTITUTION REGULATION

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $15.4 million investment in Mid America Developments and NW Financial at December 31, 1997, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements.

  The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the general allowance for loan losses, limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of December 31, 1997 and 1996, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At December 31, 1997 and 1996, the Bank met each of its capital requirements on a fully phased-in basis.

  At December 31, 1997 and 1996, the Bank was in compliance with the current capital requirements as follows:

                                                             December 31, 1997          December 31, 1996
                                                         -------------------------   ----------------------
                                                                       Percent of                 Percent of
                                                           Amount        Assets        Amount       Assets
                                                         -----------   -----------   ----------   ---------
                                                                        (Dollars in thousands)
Stockholder's equity of the Bank                         $  279,165          8.15%     273,545          8.52%
                                                                          ========   =========     =========
Tangible capital                                         $  232,109          6.88%     219,080          6.96%
Tangible capital requirement                                 50,605          1.50       47,202          1.50
                                                         ----------      --------    ---------    ----------
Excess                                                   $  181,504          5.38%     171,878          5.46%
                                                         ==========      ========    =========    ==========
Core capital                                                232,109          6.88%     219,080          6.96%
Core capital requirement                                    101,210          3.00       94,404          3.00
                                                         ----------      --------    ---------    ----------
Excess                                                      130,899          3.88%     124,676          3.96%
                                                         ==========      ========    =========    ==========
Core and supplementary capital                           $  247,280         14.34%     235,057         15.05%
Risk-based capital requirement                              137,906          8.00      124,943          8.00
                                                         ----------      --------    ---------    ----------
Excess                                                   $  109,374          6.34%     110,114          7.05%
                                                         ==========      ========    =========    ==========
Total Bank assets                                        $3,424,182                  3,209,058
Adjusted total Bank assets                                3,373,667                  3,146,788
Total risk-weighted assets                                1,774,644                  1,624,489
Adjusted total risk-weighted assets                       1,723,824                  1,561,782
Investment in Bank's real estate subsidiaries                15,351                     20,184
Goodwill and core deposit intangible                         31,330                     34,368

  The following table reflects the Bank's regulatory capital as of December 31, 1997 as it relates to these three capital requirements:

                                                                                                 Risk-
                                                                     Tangible       Core         Based
                                                                    ----------    ---------    ----------
                                                                            (Dollars in thousands)
Stockholder's equity of the Bank                                    $  279,165      279,165       279,165
Goodwill and core deposit intangible                                   (31,330)     (31,330)      (31,330)
Non-permissible subsidiary deduction                                   (15,351)     (15,351)      (15,351)
Non-includible purchased mortgage servicing rights                        (249)        (249)         (249)
Regulatory capital adjustment for available for sale securities           (126)        (126)         (126)
Land loans greater than 80% loan-to-value                                    -            -          (304)
General allowance for loan losses                                            -            -        15,475
                                                                    ----------    ---------    ----------
 Regulatory capital                                                 $  232,109      232,109       247,280
                                                                    ==========    =========    ==========

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

  On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment recorded by the Bank amounted to $14.2 million on a pre-tax basis, and $8.7 million on an after-tax basis, and was reflected in the quarter ended September 30, 1996.

  The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of 1.3 basis points, while SAIF deposits paid
6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

  As a result of the Funds Act, the FDIC Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997. The Bank's assessment rate for the year ended December 31, 1997 was the lowest available to well-capitalized financial institutions. The premium paid for this period was $1.5 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

   Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State charted thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow federal savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including for savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower was $34.8 million. At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to any one borrower was $16.2 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 93.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1997, the Bank is considered a Tier 1 Bank.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for 1997 but was recently lowered to 4% and may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also required each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (1% during 1997) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. This short term liquid asset requirement was recently eliminated. The Bank's liquidity and short-term liquidity ratios for December 31, 1997 were 6.4% and 5.68% respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the twelve months ended December 31, 1997 totaled $483,000.

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

FEDERAL HOME LOAN BANK SYSTEM

  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 1997, the Bank was in compliance with this requirement, with an investment in FHLB of Chicago stock of $33.0 million. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the year ended December 31, 1997, six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, dividends from the FHLB of Chicago to the Bank amounted to $2.0 million, $1.1 million, $1.3 million and $656,000, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.5 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement supersedes FASB Statements No. 76, "Extinguishment of Debt," No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," and amends No. 122, "Accounting for Mortgage Servicing Rights," No. 65, "Accounting for Certain Mortgage Banking Activities," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 125 provides standards based on the application of a "financial-components approach" to transfers and servicing of financial assets and extinguishments of liabilities. The approach is focused on control of assets and liabilities existing after transfers of financial assets whereby an entity recognizes the assets it controls and the liabilities it has incurred and derecognizes the assets it no longer controls and the liabilities it has extinguished. SFAS No. 125 provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. The Company adopted the provisions of SFAS No. 125, as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," in 1997. The adoption did not have a significant impact on the Company's consolidated financial condition or results of operations.

  In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). It replaces the presentations of primary EPS with a presentation of basic EPS, and replaces fully-diluted EPS with diluted EPS, and requires a reconciliation of the numerator and denominator of the two EPS computations. The Company adopted the provisions of SFAS No. 128 as of December 31, 1997, and as required, restated all prior period EPS data to conform with the provisions of SFAS No. 128.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose
financial statements.   SFAS No. 130 is effective for both interim and annual
periods beginning after December 15, 1997, and is not expected to have a material impact on the consolidated financial statements of the Company.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on the consolidated financial statements of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As part of its normal operations, the Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Bank's asset/liability management committee ("ALCO"), which includes members of senior management, monitors and determines the strategy of managing the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains. The overall goal is to manage this interest rate risk to most efficiently utilize the Bank's capital, as well as to maintain an acceptable level of change to its net portfolio value ("NPV"), and net interest income. The Bank's strategy is to minimize the impact of sudden and sustained changes in interest rates on NPV and its net interest margin.

  The Bank's exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors of the Company. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in NPV in the event of hypothetical changes in interest rates, as well as interest rate sensitivity gap analysis, which monitors the repricing characteristics of the Bank's interest-earning assets and interest-bearing liabilities. The Board of Directors has established limits to changes in NPV and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits.

  In an effort to reduce its interest rate risk, the Bank has focused on strategies limiting the average maturity of its assets by emphasizing the origination of adjustable-rate mortgage loans, consumer loans and to a lesser extent, variable-rate mortgage and asset-backed securities. The Bank, from time to time, also invests in long-term fixed-rate mortgages to the extent it can adequately match such investments against liabilities, provided it is compensated with an acceptable spread. Because the Bank's loans are generally underwritten within the guidelines of FNMA, the Bank can quickly change its investment strategy with longer-term fixed rate mortgage loans by selling them into the secondary market without disrupting its origination operations.

  Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 400 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. The following table presents the Bank's projected change in NPV for the various rate shocks as of December 31, 1997. The Bank does not maintain any securities for trading purposes.

                                                 ESTIMATED INCREASE
                                                 (DECREASE) IN NPV
            CHANGE IN               ESTIMATED   ---------------------
          INTEREST RATE                NPV        AMOUNT     PERCENT
---------------------------------   ---------   ----------   --------
                                    (Dollars in thousands)
       400 basis point rise          $185,672   $(153,924)      (45)%
       300 basis point rise           235,063    (104,533)      (31)
       200 basis point rise           280,016     (59,580)      (18)
       100 basis point rise           316,590     (23,006)       (7)
       Base scenario                  339,596          --        --
       100 basis point decline        351,081      11,485         3
       200 basis point decline        357,262      17,666         5
       300 basis point decline        366,087      26,491         8
       400 basis point decline        384,357      44,761        13

  The NPV is calculated by the Bank using guidelines established by the OTS related to interest rates, loan prepayment rates, deposit decay rates and market values of certain assets under the various interest rate scenarios. These assumptions should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV, (ii) certain assets, including adjustable-rate loans, have features which affect the potential repricing of such instruments, which may vary from the assumptions used, and (iii) the likelihood that as interest rates are changing, the ALCO would likely be changing strategies to limit the indicated changes in NPV as part of its management process.

  In addition to the NPV analysis above, the Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a negative gap, where more interest-bearing liabilities are repricing or maturing than interest-earning assets, would tend to result in a reduction in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative gap would likely result in an improvement in net interest income. Management's goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" for further analysis.

  The Bank does not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Bank.
Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       MAF BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       December 31,    December 31,
                                                                           1997            1996
                                                                       -------------   -------------
                                                                              (In thousands)
ASSETS
Cash and due from banks                                                  $   39,721          45,732
Interest-bearing deposits                                                    57,197          55,285
Federal funds sold                                                           50,000          24,700
Investment securities, at amortized cost (fair value of $26,222
 at December 31, 1997 and $72,855 at December 31, 1996)                      25,268          72,040
Investment securities available for sale, at fair value                     119,510          69,049
Stock in Federal Home Loan Bank of Chicago, at cost                          33,025          30,729
Mortgage-backed securities, at amortized cost (fair value of
 $216,867 at December 31, 1997 and $266,340 at December 31, 1996)           215,449         266,658
Mortgage-backed securities available for sale, at fair value                 67,559          92,929
Loans receivable held for sale                                                6,537           6,495
Loans receivable, net of allowance for loan losses of $15,475
 at December 31, 1997, and $17,914 at December 31, 1996                   2,700,590       2,423,618
Accrued interest receivable                                                  20,970          20,457
Foreclosed real estate                                                          489           1,257
Real estate held for development or sale                                     31,197          28,112
Premises and equipment, net                                                  35,820          32,302
Goodwill                                                                     24,606          26,347
Other assets                                                                 29,726          34,631
                                                                         ----------       ---------
                                                                         $3,457,664       3,230,341
                                                                         ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                                 2,337,013       2,262,226
 Borrowed funds                                                             770,013         632,897
 Subordinated capital notes, net                                             26,779          26,709
 Advances by borrowers for taxes and insurance                               22,679          18,442
 Accrued expenses and other liabilities                                      37,769          39,442
                                                                         ----------       ---------
   Total liabilities                                                      3,194,253       2,979,716
Stockholders' equity:
 Preferred stock, $.01 par value; authorized
  5,000,000 shares; none issued or outstanding                                    -               -
 Common stock, $.01 par value; authorized 60,000,000 shares;
  16,947,536 shares issued and 15,012,857 outstanding at
  December 31, 1997; 16,878,302 shares issued and 15,734,733
  outstanding at December 31, 1996                                              169             112
 Additional paid-in capital                                                 172,201         171,732
 Retained earnings, substantially restricted                                129,002          95,412
 Unrealized gain on securities available for sale, net of tax                 1,552             138
 Treasury stock, at cost; 1,934,679 shares at December 31, 1997
  and 1,143,569 shares at December 31, 1996                                 (39,513)        (16,769)
                                                                         ----------       ---------
   Total stockholders' equity                                               263,411         250,625
Commitments and contingencies                                            ----------       ---------
                                                                         $3,457,664       3,230,341
                                                                         ==========       =========

See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Six Months Ended
                                                                    Year Ended          December 31,           Year Ended June 30,
                                                                   December 31,     ---------------------     ---------------------
                                                                      1997           1996           1995        1996       1995
                                                                    --------        -------        ------     -------    --------
                                                                                                 (unaudited)
                                                                             (Dollars in thousands, except per share data)
Interest income:
 Loans receivable                                                   $198,805         91,783        53,317     115,466      86,511
 Mortgage-backed securities                                           16,934          9,830         4,079      11,187      15,705
 Mortgage-backed securities available for sale                         5,172          3,538         5,047       7,104       4,042
 Investment securities                                                 5,213          3,772         2,055       4,171       3,674
 Investment securities available for sale                              5,143          1,440           855       1,982       1,367
 Interest-bearing deposits and federal funds sold                      7,648          2,464         1,536       3,185       3,664
                                                                    --------        -------        ------     -------    --------
  Total interest income                                              238,915        112,827        66,889     143,095     114,963
Interest expense:
 Deposits                                                             98,581         47,967        30,451      63,325      55,794
 Borrowed funds and subordinated capital notes                        46,635         20,664        14,177      29,896      17,573
                                                                    --------        -------        ------     -------    --------
  Total interest expense                                             145,216         68,631        44,628      93,221      73,367
                                                                    --------        -------        ------     -------    --------
  Net interest income                                                 93,699         44,196        22,261      49,874      41,596
Provision for loan losses                                              1,150            700           250         700         475
                                                                    --------        -------        ------     -------    --------
  Net interest income after provision for loan losses                 92,549         43,496        22,011      49,174      41,121
Non-interest income:
 Gain (loss) on sale and writedown of:
 Loans receivable                                                        419            264           178         203         (56)
 Mortgage-backed securities                                               13           (296)           57          (5)          -
 Investment securities                                                   404            251            45         188        (231)
 Foreclosed real estate                                                   17            161            21          50         181
 Income from real estate operations                                    6,876          4,133         2,820       4,786       7,497
 Deposit account service charges                                       7,217          3,219         2,370       4,894       3,347
 Loan servicing fee income                                             2,278          1,249         1,164       2,394       2,373
 Brokerage commissions                                                 2,050            924           750       1,711       1,383
 Other                                                                 3,443          2,054         1,349       2,879       2,156
                                                                    --------        -------        ------     -------    --------
  Total non-interest income                                           22,717         11,959         8,754      17,100      16,650
Non-interest expense:
 Compensation and benefits                                            30,472         14,503         9,697      21,209      18,257
 Office occupancy and equipment                                        6,203          2,652         1,755       3,774       3,522
 Federal deposit insurance premiums                                    1,468          2,338         1,523       3,255       3,003
 Special SAIF assessment                                                   -         14,216             -           -           -
 Advertising and promotion                                             2,737          1,025           916       1,746       1,760
 Data processing                                                       2,098          1,032           760       1,683       1,473
 Amortization of goodwill                                              1,341            679             -         113           -
 Other                                                                10,292          4,633         2,622       6,006       5,397
                                                                    --------        -------        ------     -------    --------
  Total non-interest expense                                          54,611         41,078        17,273      37,786      33,412
                                                                    --------        -------        ------     -------    --------
  Income before income taxes and extraordinary item                   60,655         14,377        13,492      28,488      24,359
Income taxes                                                          22,707          5,602         5,203      10,805       9,316
                                                                    --------        -------        ------     -------    --------
  Income before extraordinary item                                    37,948          8,775         8,289      17,683      15,043
Extraordinary item-loss on early extinguishment
 of debt, net of tax benefit of $300                                       -              -          (474)       (474)          -
                                                                    --------        -------        ------     -------    --------
  Net income                                                        $ 37,948          8,775         7,815      17,209      15,043
                                                                    ========        =======        ======     =======    ========

Basic earnings per share:
  Income before extraordinary item                                  $   2.46            .56          1.00        2.02        1.80
  Extraordinary item, net of tax                                           -              -          (.05)       (.05)          -
                                                                    --------        -------        ------     -------    --------
     Net income                                                     $   2.46            .56           .95        1.97        1.80
                                                                    ========        =======        ======     =======    ========
Diluted earnings per share:
  Income before extraordinary item                                  $   2.38            .54           .94        1.89        1.70
  Extraordinary item, net of tax                                           -              -          (.05)       (.05)          -
                                                                    --------        -------        ------     -------    --------
   Net income                                                       $   2.38            .54           .89        1.84        1.70
                                                                    ========        =======        ======     =======    ========

See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            Unrealized
                                                              gain
                                                            (loss) on
                                                            securities
                                     Additional             available                     Common stock      Common stock
                             Common   paid-in    Retained    for sale,    Treasury        acquired by       acquired by
                             stock    capital    earnings   net of tax     stock               ESOP             MRPs        Total
                             ------  ----------  --------   ------------- --------        ------------      -------------   ------
                                                                    (Dollars in thousands)
Balance at June 30, 1994     $ 54      27,347      72,117       --          (4,038)            (146)            (184)        95,150
Net income                     --          --      15,043       --              --               --               --         15,043
Exercise of 21,036 stock
 options                       --          78          --       --              --               --               --             78
Purchase of treasury
 shares                        --          --          --       --          (3,741)              --               --         (3,741)
Tax benefits from
 stock-related
 compensation                  --         219          --       --              --               --               --            219
Principal payment on ESOP
 loan                          --          --          --       --              --              146               --            146
Distribution of MRP stock
 awards                        --          --          --       --              --               --              184            184
Cumulative effect of
 change in accounting for
 securities available
 for sale, net of tax          --          --          --    (739)              --               --               --           (739)
Change in unrealized gain
 (loss) on securities
  available for sale, net
  of tax                       --          --          --     691               --               --               --            691
Cash dividends declared,
 $0.194 per share              --          --      (1,612)     --               --               --               --         (1,612)
10% stock dividend              5      12,096     (12,101)     --               --               --               --             --
                              ---     -------      ------     ---           ------              ---              ---        -------
Balance at June 30, 1995       59      39,740      73,447     (48)          (7,779)              --               --        105,419
Net income                    ---          --      17,209      --               --               --               --         17,209
Issuance of 7,791,850 shares,
 including value of option
 carryovers, for acquisition
 of N.S. Bancorp               52     131,186          --      --               --               --               --        131,238
Exercise of 4,830 stock
 options                       --          17          --      --               --               --               --             17
Purchase of treasury
 shares                        --          --          --      --           (8,761)              --               --         (8,761)
Tax benefits from
 stock-related
 compensation                  --          13          --      --               --               --               --             13
Change in unrealized gain
 (loss) on securities
 available for sale, net
 of tax                        --          --          --    (777)              --               --               --           (777)
Cash dividends declared,
 $0.213 per share              --          --      (2,121)     --               --               --               --         (2,121)
10% stock dividend
 related to fractional
 shares                       ---          --         (11)     --               --               --               --            (11)
                               --     -------      ------     ---           ------              ---              ---        -------
Balance at June 30, 1996      111     170,956      88,524    (825)         (16,540)              --               --        242,226
Net income                     --          --       8,775      --               --               --               --          8,775
Exercise of 237,492 stock
 options                        1         763          --      --             (229)              --               --            535
Tax benefits from
 stock-related
 compensation                  --          13          --      --               --               --               --             13
Change in unrealized gain
 (loss) on securities
 available for sale, net
 of tax                        --          --          --     963               --               --               --            963
Cash dividends declared,
 $0.12 per share               --          --      (1,887)     --               --               --               --         (1,887)
                              ---     -------      ------     ---           ------              ---              ---        -------
Balance at December 31,
 1996                        $112     171,732      95,412     138          (16,769)              --               --        250,625
                              ---     -------      ------     ---           ------              ---              ---        -------
                                                                                                                         (Continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (CONTINUED)

                                                                      UNREALIZED
                                                                      GAIN (LOSS)
                                                                    ON SECURITIES
                                           ADDITIONAL                AVAILABLE                  COMMON STOCK  COMMON STOCK
                                COMMON      PAID-IN     RETAINED      FOR SALE,     TREASURY    ACQUIRED BY   ACQUIRED BY
                                STOCK       CAPITAL     EARNINGS     NET OF TAX      STOCK          ESOP         MRPS        TOTAL
                                ------     ----------   --------    -------------   ---------   ------------  ------------  --------
                                                                    (Dollars in thousands)
Balance at December 31, 1996    $112        171,732      95,412          138        (16,769)          -            -        250,625
Net income                         -              -      37,948            -              -           -            -         37,948
Exercise of 77,861 stock
 options, and reissuance
 of treasury stock                 1            409        (146)           -            (86)          -            -            178
Purchase of treasury shares        -              -           -            -        (22,658)          -            -        (22,658)
Tax benefits from stock-
 related compensation              -             60           -            -              -           -            -             60
Change in unrealized gain
 (loss) on securities
 available for sale, net
 of tax                            -              -           -        1,414              -           -            -          1,414
Cash dividends declared,
 $0.27 per share                   -              -      (4,143)           -              -           -            -         (4,143)
50% stock dividend, including
 impact of fractional shares      56              -         (69)           -              -           -            -            (13)
                                 ---        -------     -------        -----        --------        ---          ---        -------
Balance at December 31, 1997    $169        172,201     129,002        1,552        (39,513)          -            -        263,411
                                 ===        =======     =======        =====        ========        ===          ===        =======

See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED     SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                                          DECEMBER 31,      DECEMBER 31,      ---------------------
                                                                              1997              1996            1996        1995
                                                                          -------------   -----------------   ---------   ---------
                                                                                               (In thousands)
Operating activities:
Net income                                                                     $37,948               8,775      17,209      15,043
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                                   3,117               1,395       1,996       1,825
 Amortization of goodwill and core deposit intangible                            2,637               1,388         235          --
 Amortization of premiums, discounts and deferred loan fees                        (30)               (989)        (60)        632
 Distribution of MRP awards                                                         --                  --          --         184
 Provision for loan losses                                                       1,150                 700         700         475
 FHLB of Chicago stock dividends                                                    --                  --          --        (156)
 Deferred income tax expense (benefit)                                           2,846                (314)      1,572       1,423
 Extraordinary item, net of tax                                                     --                  --         474          --
 Net gain on sale of loans, mortgage-backed securities,
   and real estate held for development or sale                                 (7,308)             (4,101)     (4,984)     (7,441)
 (Gain) loss on sale of investment securities, net                                (404)               (251)       (188)        231
 Increase in accrued interest receivable                                          (513)               (483)     (1,849)       (777)
 Net (increase) decrease in other assets and liabilities, net of
   effects from purchase of NSBI                                                (7,753)             (5,485)      5,357       4,898
Loans originated for sale                                                      (29,109)            (40,261)   (157,961)    (77,307)
Loans purchased for sale                                                       (74,746)            (14,195)    (93,271)    (31,221)
Sale of mortgage-backed securities available for sale                            3,371               8,232      41,188          --
Sale of loans originated and purchased for sale                                102,718              57,428     267,394      92,246
                                                                             ---------            --------    --------    --------
   Net cash provided by operating activities                                    33,924              11,839      77,812          55
                                                                             ---------            --------    --------    --------
Investing activities:
Loans originated for investment                                               (812,117)           (258,230)   (473,257)   (348,553)
Principal repayments on loans receivable                                       706,608             265,982     393,909     231,108
Principal repayments on mortgage-backed securities                              76,750              42,808      69,790      49,583
Proceeds from maturities of investment securities available for sale            59,070               7,211      34,002         137
Proceeds from maturities of investment securities held to maturity              54,518              32,360     101,194      27,507
Proceeds from sale of:
 Loans receivable                                                                1,354                  82       1,805       2,466
 Investment securities available for sale                                        8,073               1,956       1,155       6,516
 Mortgage-backed securities available for sale                                      --              16,603          --          --
 Stock in Federal Home Loan Bank of Chicago                                      6,299                  --         300          --
 Real estate held for development or sale                                       47,339              25,194      16,184      19,455
 Premises and equipment                                                            174                  28           1          55
Purchases of:
 Loans receivable held for investment                                         (178,781)           (157,351)   (269,796)   (126,124)
 Investment securities available for sale                                     (115,175)            (39,330)    (31,111)     (6,960)
 Investment securities held to maturity                                         (6,866)             (1,502)    (21,715)    (16,938)
 Mortgage-backed securities available for sale                                      --                  --          --     (10,003)
 Stock in Federal Home Loan Bank of Chicago                                     (8,595)                 --      (8,300)     (3,122)
 Real estate held for development or sale                                      (33,966)            (18,137)     (7,297)    (12,588)
 Premises and equipment                                                         (6,832)             (2,452)     (4,282)     (2,599)
Payment for purchase of NSBI, net of cash acquired                                  --                  --    (174,730)         --
                                                                             ---------           ---------    --------    --------
   Net cash used in investing activities                                      (202,147)            (84,778)   (372,148)   (190,060)
                                                                             ---------            --------    --------    --------
                                                                                                                        (Continued)


                       MAF BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                              YEAR ENDED         SIX MONTHS ENDED              YEAR ENDED JUNE 30,
                                              DECEMBER 31,          DECEMBER 31,          -------------------------------
                                                 1997                  1996                 1996                  1995
                                              ---------              ---------            ---------             ---------
                                                                               (In thousands)
Financing activities:
Proceeds from:
 FHLB of Chicago advances                    $275,000                  230,000                 205,000             150,000
 Unsecured term bank loan                          --                       --                  35,000                  --
 Issuance of subordinated capital
  notes, net                                       --                       --                  26,629                  --
Repayments of:
 FHLB of Chicago advances                     (95,000)                (170,000)                (45,000)                 --
 Unsecured term bank loan                        (500)                      --                      --                  --
 Subordinated capital notes                        --                       --                 (20,900)                 --
 Collateralized mortgage obligations           (7,700)                  (5,566)                 (6,038)             (6,477)
Net increase (decrease) in
 reverse repurchase agreements                (35,000)                  40,000                 (56,910)             15,000
Net decrease in other borrowings                   --                       --                      --              (3,518)
Net increase in deposits                       74,915                    8,383                  68,375              20,775
Increase in advances by borrowers
 for taxes and insurance                        4,237                    1,386                     809               2,901
Issuance of common stock in
 conjunction with acquisition                      --                       --                 131,238                  --
Proceeds from exercise of stock options           178                      535                      17                  78
Purchase of treasury stock                    (22,658)                      --                  (6,299)             (3,741)
Cash dividends paid                            (4,048)                    (943)                 (2,531)             (1,213)
                                             --------                 --------                 -------             -------
      Net cash provided by
       financing activities                   189,424                  103,795                 329,390             173,805
                                             --------                 --------                 -------             -------
Increase (decrease) in cash and
 cash equivalents                              21,201                   30,856                  35,054             (16,200)
Cash and cash equivalents at
 beginning of year                            125,717                   94,861                  59,807              76,007
                                             --------                 --------                 -------             -------
Cash and cash equivalents at end
 of year                                     $146,918                  125,717                  94,861              59,807
                                             ========                  =======                 =======              ======

Supplemental disclosure of cash
 flow information:
 Cash paid during the year for:
  Interest on deposits and
   borrowed funds                            $146,102                   68,986                  96,294              72,426
  Income taxes                                 23,535                    5,400                   9,150               6,450
 Summary of non-cash transactions:
  Transfer of loans receivable to
   foreclosed real estate                       2,937                    1,478                     515               1,016
  Loans receivable swapped into
   mortgage-backed securities                   3,358                    8,213                  41,195                  --
  Investment securities
   transferred to available for
   sale                                            --                       --                  17,999              16,004
  Mortgage-backed securities
   transferred to available for
   sale                                            --                       --                 108,743              77,827
  Investment securities of NSBI
   transferred to treasury stock                   --                       --                   2,462                  --
  Treasury stock received for
   option exercises                               262                      229                      --                  --
                                             ========                 ========               =========           =========

See accompanying Notes to Consolidated Financial Statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 31, 1997, DECEMBER 31, 1996, JUNE 30, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company") and its two wholly-owned subsidiaries, Mid America Bank, fsb ("Bank") and MAF Developments, Inc., as well as the Bank's wholly-owned subsidiaries, Mid America Development Services, Inc. ("Mid America Developments"), Mid America Finance Corporation ("MAFC"), Mid America Insurance Agency, Inc., Mid America Mortgage Securities, Inc., NW Financial, Inc. ("NW Financial"), and Northwestern Acceptance Corporation ("NWAC"). All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 1996, the Company changed its year-end to coincide with a calendar year, as opposed to the June 30 year-end it followed in the past.

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

  The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $750,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. One commercial real estate loan was classified as impaired under the Company's impairment criteria as of December 31, 1997. The same loan was considered impaired at December 31, 1996. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

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

                       MAF BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure to be sold and are initially recorded at the lower of carrying value or fair value less the cost to sell at the date of foreclosure, establishing a new cost basis. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose.

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

  Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives are 20 to 50 years for office buildings, 10 to 15 years for parking lot improvements, and 2 to 10 years for furniture, fixtures, and equipment. The cost of leasehold improvements is being amortized using the straight-line method over the lesser of the life of the leasehold improvement or the term of the related lease.

  Intangibles. Included in other assets is an identifiable core deposit intangible established in the acquisition of N.S. Bancorp in May 1996, with an original value of $8.8 million, which was established due to the application of the purchase method of accounting and is being amortized over a 10 year period on an accelerated method of amortization. The remaining core deposit intangible was $6.7 million, and $8.0 million, as of December 31, 1997 and 1996, respectively. Amortization expense amounted to $1.3 million for the year ended December 31, 1997, $709,000 for the six months ended December 31, 1996, and $122,000 for the year ended June 30, 1996.

  The excess of cost over fair value of net assets and identified intangible assets acquired (goodwill), with an original value of $27.0 million, is being amortized over 20 years using the straight-line method. The remaining goodwill balance was $24.6 million, and $26.3 million, as of December 31, 1997 and 1996, respectively. Amortization expense amounted to $1.3 million for the year ended December 31, 1997, $679,000 for the six months ended December 31, 1996, and $113,000 for the year ended June 30, 1996.

  The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Mortgage Servicing Rights. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." provides guidance for the recognition of mortgage servicing rights as a separate asset, regardless of how these rights are acquired. SFAS No. 125 also requires the measurement of impairment of servicing rights based on the difference between carrying value and fair value. Previous to July 1, 1996, the Company recognized mortgage servicing rights for only those rights which it purchased.

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

  Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. The Bank's reserve requirement was $-0- and $2.9 million at December 31, 1997 and 1996, respectively.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Earnings Per Share. SFAS No. 128, "Earnings per Share," was issued in February 1997. This statement was effective in the fourth quarter of 1997. All periods presented have been adjusted to conform to SFAS No. 128. In accordance with SFAS No. 128, earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as common stock equivalents and are considered in the earnings per share calculations, and are the only adjustment made to average shares outstanding in computing diluted earnings per share. Common stock equivalents are computed using the treasury stock method. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:

                                              Year Ended December 31, 1997                  Six Months Ended December 31, 1996
                                    -------------------------------------------------  ---------------------------------------------
                                          Income           Shares         Per-Share       Income         Shares         Per-Share
                                       (Numerator)     (Denominator)       Amount       (Numerator)   (Denominator)       Amount
                                    ----------------  ---------------  --------------  ------------  ----------------  -------------
                                                                      (Dollars in thousands)
Income before extraordinary item         $ 37,948                                      $  8,775
Extraordinary item, net of tax                  -                                             -
Basic earnings per share:                --------                                      --------
Income available to
 common shareholders                       37,948       15,421,606         $ 2.46         8,775        15,663,066         $  .56
Effect of dilutive securities:                                             ======                                         ======
 Options                                                   511,029                                        619,407
Diluted earnings per share:                             ----------                                     ----------
 Income available to common
  shareholders plus assumed
  conversions                            $ 37,948       15,932,635         $ 2.38      $  8,775        16,282,473         $  .54
                                         ========       ==========         ======      ========        ==========         ======

                                             Year Ended June 30, 1996                              Year Ended June 30, 1995
                                    -------------------------------------------------  ---------------------------------------------
                                          Income           Shares         Per-Share       Income         Shares         Per-Share
                                       (Numerator)     (Denominator)       Amount       (Numerator)   (Denominator)       Amount
                                    ----------------  ---------------  --------------  ------------  ----------------  -------------
                                                                          (Dollars in thousands)
Income before extraordinary item         $ 17,683                                       $15,043
Extraordinary item, net of tax               (474)                                            -
                                         --------                                       -------
Basic earnings per share:
Income available to
 common shareholders                       17,209        8,738,010         $ 1.97        15,043         8,335,818        $ 1.80
                                                                           ======                                        ======
Effect of dilutive
 securities:
Options                                                    619,415                                        532,493
                                                        ----------                                   ------------
Diluted earnings per share:
Income available to common
 shareholders plus assumed
 conversions                             $ 17,209        9,357,425         $ 1.84       $15,043         8,868,311        $ 1.70
                                         ========       ==========         ======       =======      ============        ======

  Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

  Reclassifications. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

                      MAF BANCORP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.   INVESTMENT SECURITIES

     Investment securities available for sale and held to maturity are summarized below:


                                                     December 31, 1997                              December 31, 1996
                                  ------------------------------------------------    ----------------------------------------------
                                                   Gross        Gross                               Gross         Gross
                                     Amortized   Unrealized   Unrealized    Fair       Amortized   Unrealized   Unrealized    Fair
                                       Cost        Gains        Losses      Value        Cost        Gains        Losses      Value
                                  ------------   ----------   ----------   -------    ---------   ----------   ----------   --------
                                                                       (Dollars in thousands)
HELD TO MATURITY:
United States government
 and agency obligations due:
 Within one year                      $ 10,000          -             (9)      9,991       17,445           -       (10)     17,435
 After one year to five years                -          -              -           -       10,000           -      (215)      9,785
 After five years to ten years          14,844        963              -      15,807       19,659         662         -      20,321
 Ten or more years                           -          -              -           -       24,334         378         -      24,712
Other investment securities                424          -              -         424          602           -         -         602
                                      --------    -------       --------   ---------      -------     -------    ------     -------
                                      $ 25,268        963             (9)     26,222       72,040       1,040      (225)     72,855
                                      ========    =======       ========   =========      =======     =======    ======     =======
AVAILABLE FOR SALE:
United States government
 and agency obligations due:
 Within one year                      $ 15,870          2            (17)     15,855       22,983           -       (84)     22,899
 After one year to five years            5,010         42              -       5,052       12,998           -       (84)     12,914
 After five to ten years                29,985         60              -      30,045            -           -         -           -
 After ten or more years                10,000          -            (19)      9,981            -           -         -           -
Marketable equity securities            11,622      2,401              -      14,023       13,140         779       (15)     13,904
Asset-backed securities                 43,973         88             (6)     44,055       18,274           5         -      18,279
Other investment securities                500          -             (1)        499        1,061           -        (8)      1,053
                                      --------    -------       --------   ---------      -------     -------    ------     -------
                                      $116,960      2,593            (43)    119,510       68,456         784      (191)     69,049
                                      ========    =======       ========   =========      =======     =======    ======     =======
Weighted average yield                    6.13%                                              6.53%
                                      ========                                            =======

  Proceeds from the sale of investment securities available for sale were $8.1 million, $2.0 million, $1.2 million, and $6.5 million for the year ended December 31, 1997, six months ended December 31,1996, and years ended June 30, 1996 and 1995, respectively. For the year ended December 31, 1997, and six months ended December 31, 1996, and year ended June 30, 1996, gross realized gains were $404,000, $251,000, and $188,000, respectively. For the year ended June 30,1995, gross realized gains were $199,000, and gross realized losses were $430,000.

3.  MORTGAGE-BACKED SECURITIES

    Mortgage-backed securities available for sale and held to maturity are summarized below:

                                                     December 31, 1997                               December 31, 1996
                                      ----------------------------------------------   ---------------------------------------------
                                                    Gross         Gross                             Gross         Gross
                                        Book      Unrealized   Unrealized     Fair       Book     Unrealized   Unrealized     Fair
                                        Value       Gains        Losses       Value     Value       Gains        Losses       Value
                                      ---------   ----------   -----------   -------   --------   ----------   -----------   -------
                                                                          (Dollars in thousands)
HELD TO MATURITY:
GNMA pass-through certificates         $ 2,442           161           (2)     2,601     3,248           156          (11)     3,393
FHLMC pass-through certificates        108,037         3,257         (335)   110,959   138,963         3,108         (981)   141,090
FNMA pass-through certificates          22,796           583         (296)    23,083    29,343           645         (307)    29,681
Collateralized mortgage obligations     82,174            25       (1,975)    80,224    95,104            55       (2,983)    92,176
                                      --------         -----       ------    -------   -------         -----       ------    -------
                                      $215,449         4,026       (2,608)   216,867   266,658         3,964       (4,282)   266,340
                                      ========         =====       ======    =======   =======         =====       ======    =======

AVAILABLE FOR SALE:
FHLMC pass-through certificates        $ 5,617           113          (24)     5,706     7,336           100          (11)     7,425
FNMA pass-through certificates           9,264           347           (1)     9,610    11,642           393           (6)    12,029
Collateralized mortgage obligations     52,659           153         (569)    52,243    74,303            52         (880)    73,475
                                      --------         -----       ------    -------   -------         -----       ------    -------
                                      $ 67,540           613         (594)    67,559    93,281           545         (897)    92,929
                                      ========         =====       ======    =======   =======         =====       ======    =======

Weighted average yield                    6.98%                                           6.95%
                                      ========                                         =======

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The Bank swaps certain loans it originates into mortgage-backed securities. Included in mortgage-backed securities at December 31, 1997 and December 31, 1996, are $16.0 million, and $20.0 million, respectively, of loans originated by the Bank. During the year ended December 31, 1997, six months ended December 31, 1996, and the year ended June 30, 1996, the Bank swapped $3.4 million, $8.2 million and $41.2 million, respectively, all of which were sold in the same period swapped. There was no swap activity for the year ended June 30, 1995.

  Proceeds from the sale of mortgage-backed securities available for sale (exclusive of the above swap activity) were $-0-, and $16.6 million for the year ended December 31, 1997, and six months ended December 31, 1996, respectively. Gross realized losses were $301,000 for the six months ended December 31, 1996. There were no sales during the years ended June 30, 1996 and 1995.

4. LOANS RECEIVABLE

   Loans receivable are summarized as follows:
                                                                               DECEMBER 31,
                                                                      --------------------------
                                                                         1997             1996
                                                                      -----------     ----------
                                                                        (Dollars in thousands)
Real estate loans:
 One-to-four family residential                                       $2,408,393       2,160,525
 Multi-family                                                            105,051          92,968
 Commercial                                                               35,839          46,313
 Construction                                                             17,263          17,263
 Land                                                                     24,425          25,685
                                                                      ----------       ---------
    Total real estate loans                                            2,590,971       2,342,754
 Unearned discounts, premiums, and deferred loan fees, net                   772          (1,347)
 Loans in process                                                         (6,256)         (7,312)
                                                                      ----------       ---------
                                                                       2,585,487       2,334,095
Other loans:
 Consumer loans:
  Equity lines of credit                                                  88,106          86,614
  Home equity loans                                                       34,447          14,251
  Other                                                                    5,793           5,009
                                                                      ----------       ---------
    Total consumer loans                                                 128,346         105,874
 Commercial business loans                                                 2,659           1,871
                                                                      ----------       ---------
    Total other loans                                                    131,005         107,745
 Loans in process                                                           (427)           (308)
                                                                      ----------       ---------
                                                                         130,578         107,437
                                                                      ----------       ---------
                                                                       2,716,065       2,441,532
 Allowance for loan losses                                               (15,475)        (17,914)
                                                                      ----------       ---------
                                                                      $2,700,590       2,423,618
                                                                      ==========       =========
Weighted average yield                                                      7.75%           7.79%
                                                                      ==========       =========

  Adjustable-rate loans totaled $1.7 billion at December 31, 1997 and 1996.

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                        SIX MONTHS
                                            YEAR ENDED    ENDED         YEAR ENDED JUNE 30,
                                           DECEMBER 31,  DECEMBER 31,   -------------------
                                              1997          1996         1996         1995
                                             -------     ------------   ------       ------
                                                              (In thousands)
Balance at beginning of period               $17,914         17,254      9,197        8,779
Provision for loan losses                      1,150            700        700          475
Balance acquired in merger                                       --      7,722           --
Charge-offs                                   (3,712)           (66)      (376)        (110)
Recoveries                                       123             26         11           53
                                              ------         ------     ------      -------
Balance at end of period                     $15,475         17,914     17,254        9,197
                                              ======         ======     ======      =======

          At December 31, 1997 and 1996, June 30, 1996 and 1995, the Bank had $8.5 million, $11.8 million, $6.1 million and $2.1 million, respectively, of loans which were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $663,000, $573,000, $631,000 and $468,000 for the year ended December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively, had these loans been accruing under their contractual terms. Interest income that was included in net income was $120,000, $150,000, $313,000, and $285,000, for the year ended
December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively.

  At December 31, 1996, the Bank had a $2.9 million second mortgage on a commercial office park, which it considered impaired, and a corresponding specific allowance for loan loss of $1.5 million. Subsequently, the Bank funded an additional $500,000 of debt in 1997, and reassessed the collateral's fair value upon obtaining updated financial information. During 1997, the Bank charged-off $2.9 million of this loan, leaving a balance of $500,000. In addition to the second mortgage, the Bank has issued a standby letter of credit that collateralizes the first mortgage on this property, which is a long-term industrial revenue bond for $6.5 million. Upon receipt of title, the Bank will assume the obligations of the first mortgage. At December 31, 1997 and 1996, this was the Bank's only impaired loan.

  The Bank services loans for its own account and for the benefit of others pursuant to loan servicing agreements. Pursuant to these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $997.2 million, $1.05 billion, $1.04 billion and $887.9 million at December 31, 1997, December 31, 1996, June 30, 1996 and 1995, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others and included in deposits were $21.6 million and $16.0 million at December 31, 1997 and 1996, respectively.

  Activity in mortgage servicing rights is as follows for the periods indicated:

                                           YEAR ENDED    SIX MONTHS ENDED    YEAR ENDED JUNE 30,
                                           DECEMBER 31,     DECEMBER 31,    ---------------------
                                              1997             1996            1996        1995
                                           ---------         --------        ---------   ---------
                                                             (In thousands)
   Balance at beginning of period              $2,028           1,840           1,160         119
   Additions                                      904             344             933       1,150
   Amortization                                  (438)           (156)           (253)       (109)
                                               ------           -----           -----    --------
   Balance at end of period                    $2,494           2,028           1,840       1,160
                                               ======           =====           =====    ========

               MAF BANCORP INC, AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.  ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

                                                                 DECEMBER 31,
                                                    ----------------------------------------
                                                          1997                  1996
                                                    -----------------     ------------------
                                                                 (In thousands)
Investment securities                                   $ 1,826                  1,975
Mortgage-backed securities                                2,060                  2,633
Loans receivable                                         17,940                 16,899
Reserve for uncollected interest                           (856)                (1,050)
                                                        -------                 ------
                                                        $20,970                 20,457
                                                        =======                 ======

6.  REAL ESTATE HELD FOR DEVELOPMENT OR SALE

      Real estate held for development or sale is summarized by project as follows:

                                                                 DECEMBER 31,
                                                    ----------------------------------------
                                                          1997                  1996
                                                    -----------------     ------------------
                                                                 (In thousands)
  Woodbridge                                            $ 3,498                  8,348
  Reigate Woods                                           5,314                  6,263
  Harmony Grove                                           4,856                  4,164
  Fields of Ambria                                        1,243                  1,800
  Creekside of Remington                                  1,662                  1,760
  Ashbury                                                    50                    122
  Clow Creek Farm                                           128                    717
  Woods of Rivermist                                        154                    546
  Tallgrass of Naperville                                14,292                  4,392
                                                        -------                 ------
                                                         31,197                 28,112
                                                        =======                 ======

  Income from real estate operations is summarized by project for the periods indicated:

                                                      YEAR ENDED           SIX MONTHS ENDED          YEAR ENDED JUNE 30,
                                                     DECEMBER 31,            DECEMBER 31,        -------------------------
                                                         1997                    1998               1996            1995
                                                     ------------            ------------        ---------       ---------
                                                                               (In thousands)
  Woodbridge                                            $ 3,452                    349               86                --
  Reigate Woods                                             610                    826               98                --
  Harmony Grove                                           1,588                    760               --                --
  Fields of Ambria                                           --                    156                17               --
  Creekside of Remington                                     16                     --                81                9
  Ashbury                                                   290                  1,624             1,392            5,364
  Clow Creek Farm                                           700                    261             3,536            1,711
  Woods of Rivermist                                        220                    157                --              374
  Scott's Crossing                                           --                     --                --               39
  Other                                                      --                     --              (424)              --
                                                        -------             ----------         ---------         --------
                                                          6,876                  4,133             4,786            7,497
                                                        =======             ==========         =========         ========

  The loss of $424,000 in the year ended June 30, 1996 represents the write-off of capitalized costs on a parcel of land which the Company decided not to exercise its option to purchase.

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  Information regarding revenues, expenses, and minority interest in earnings is as follows:

                                       YEAR ENDED     SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                       DECEMBER 31,      DECEMBER 31,     ---------------------
                                           1997              1996            1996        1995
                                        ----------       -----------       ---------   ---------
                                                            (In thousands)
Gross lot sale revenues                   $43,167           23,885           15,688      15,584
Cost of sales                              34,419           18,091           10,220       7,584
                                          -------           ------           ------      ------
 Gross margin from lot sales                8,748            5,794            5,468       8,000
Other                                          --               --             (424)         --
Minority interest in gross margin          (1,872)          (1,661)            (258)       (503)
                                          -------           ------           ------      ------
                                          $ 6,876            4,133            4,786       7,497
                                          =======           ======           ======      ======

  Non-interest expense related to real estate operations was $505,000, $306,000, $446,000, and $325,000, for the year ended December 31, 1997, six months ended December 31, 1996, and years ended June 30, 1996 and 1995, respectively. Interest capitalized to real estate held for development or sale amounted to $308,000, $271,000, $579,000 and $665,000, for the year ended December 31, six months ended December 31, 1996 and years ended June 30, 1996 and 1995, respectively.

7.  PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:

                                                         DECEMBER 31,
                                                     --------------------
                                                       1997        1996
                                                     ---------   --------
                                                        (In thousands)
Land                                                 $  6,371      6,458
Office buildings                                       25,986     23,712
Furniture, fixtures and equipment                      20,499     17,456
Parking lot improvements                                  687        685
Leasehold improvements                                  1,248        816
                                                     --------    -------
 Total office properties and equipment, at cost        54,791     49,127
Less: accumulated depreciation and amortization       (18,971)   (16,825)
                                                     --------    -------
                                                     $ 35,820     32,302
                                                     ========    =======

  Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $3.1 million, $1.4 million, $2.0 million and $1.8 million, for the year ended December 31, 1997, six months ended December 31, 1996 and years ended June 30, 1996 and 1995, respectively.

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.  DEPOSITS
     Deposit account balances by interest rate are summarized as follows:

                                                  DECEMBER 31, 1997                                  DECEMBER 31, 1996
                                   ------------------------------------------------    ---------------------------------------------
                                                                         WEIGHTED                                           WEIGHTED
                                                            % OF          AVERAGE                                % OF        AVERAGE
                                        AMOUNT             TOTAL           RATE              AMOUNT             TOTAL         RATE
                                   -----------------   -------------   -------------   -------------------   -----------   ---------
                                                                         (Dollars in thousands)
Commercial checking accounts             $   40,016             1.7%             --%            $   30,789          1.4%        --%
Non-interest bearing checking                45,787             2.0              --%                35,552          1.6         --
Interest bearing NOW accounts               163,403             7.0            1.42                151,457          6.7       1.64
Money market accounts                       140,280             6.0            3.46                130,200          5.8       3.34
Passbook accounts                           650,316            27.8            2.80                665,493         29.4       2.86
                                         ----------       ---------                             ----------   ----------
                                          1,039,802            44.5            2.44              1,013,491         44.9       2.55
                                         ----------       ---------                             ----------   ----------
Certificate accounts:
 3.00% to 3.99%                                 774             0.1            2.86                  2,968          0.1       3.00
 4.00% to 4.99%                              30,512             1.2            4.83                 47,897          2.1       4.77
 5.00% to 5.99%                             939,265            40.2            5.55                886,984         39.2       5.39
 6.00% to 6.99%                             286,476            12.3            6.21                244,510         10.8       6.35
 7.00% to 7.99%                              12,048             0.5            7.21                 25,918          1.1       7.18
 8.00% to 8.99%                              26,834             1.1            8.53                 39,072          1.7       8.54
 9.00% to 10.99%                              1,302             0.1            9.03                  1,258          0.1       9.03
                                         ----------       ---------                             ----------   ----------
                                          1,297,211            55.5            5.76              1,248,607         55.1       5.69
                                         ----------       ---------                             ----------   ----------
Unamortized premium                              --              --                                    128           --
                                         ----------       ---------                             ----------   ----------
   Total deposits                         2,337,013           100.0%                             2,262,226        100.0%
                                          =========          ======                             ==========   ==========
 Weighted average
 interest rate at period end                                                   4.28%                                          4.28%
                                                                              =====                                          =====

  Scheduled maturities of certificate accounts at December 31, 1997 are as follows (in thousands):
 12 months or less                                        $  971,534
 13 to 24 months                                             205,303
 25 to 36 months                                              70,746
 Over 36 months                                               49,628
                                                          ----------
                                                          $1,297,211
                                                          ==========
  Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                          YEAR ENDED   SIX MONTHS ENDED
                                         DECEMBER 31,    DECEMBER 31,        YEAR ENDED JUNE 30,
                                            1997            1996            1996            1995
                                        ----------       ---------      ----------       --------
                                                             (In thousands)
 NOW and money market accounts           $    6,834           3,286           6,376          6,393
 Passbook accounts                           18,765           9,683           8,967          8,289
 Certificate accounts                        72,982          34,998          47,982         41,112
                                         ----------       ---------          ------       --------
                                         $   98,581          47,967          63,325         55,794
                                         ==========       =========          ======       ========

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $159.8 million, $142.5 million, $136.2 million and $90.8 million at December 31, 1997 and 1996, June 30, 1996 and 1995, respectively.

  At December 31, 1997, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and market value of $16.3 million, were pledged as collateral for certain jumbo certificates.

9.  BORROWED FUNDS

      Borrowed funds are summarized as follows:
                                                            WEIGHTED AVERAGE
                                                             INTEREST RATE                       AMOUNT
                                                            ----------------                   -----------
                                                               DECEMBER 31,                    DECEMBER 31,
                                                            ----------------                   ------------
                                                         1997                1996             1997       1996
                                                        -----               -----           --------    -------
                                                                              (Dollars in thousands)
Fixed rate advances from FHLB of Chicago due:
 Within 12 months                                        6.72%               6.28           $ 95,000     55,000
 13 to 24 months                                         6.31                6.77            190,000     70,000
 25 to 36 months                                         6.63                6.30            105,000    115,000
 37 to 48 months                                         6.41                6.63            165,000    105,000
 49 to 60 months                                         5.97                6.50             55,000     90,000
 61 to 72 months                                         6.39                6.10                500      5,000
 Greater than 72 months                                    --                6.39                 --        500
                                                                                            --------    -------
    Total fixed rate advances                            6.43                6.49            610,500    440,500
Adjustable rate advances from FHLB of Chicago due:
 Within 12 months                                          --                5.86                 --     40,000
 13 to 24 months                                         5.79                  --             25,000         --
 Greater than 24 months                                  5.69                  --             25,000         --
                                                                                            --------    -------
    Total adjustable rate advances                       5.74                5.86             50,000     40,000
                                                                                            --------    -------
    Total advances from FHLB of Chicago                  6.37                6.44            660,500    480,500
                                                                                            --------    -------
Collateralized mortgage obligations:

 Issued by MAFC due 2018                                                                      11,204     14,087
 Unamortized discount                                                                           (654)    (1,021)
                                                                                            --------    -------
                                                        12.08               10.90             10,550     13,066
                                                                                            --------    -------
 Issued by NWAC due 2018                                                                      19,480     24,304
 Unamortized premium                                                                             179        223
                                                                                            --------    -------
                                                         8.05                8.30             19,659     24,527
                                                                                            --------    -------
    Total collateralized mortgage obligations, net                                            30,209     37,593
                                                                                            --------    -------
Fixed-rate reverse repurchase agreements                 6.31                6.55             44,804     79,804
Unsecured term bank loan                                 6.72                6.63             34,500     35,000
                                                                                            --------    -------
   Total borrowed funds                                  6.51%               6.63            770,013    632,897
                                                        =====               =====           ========    =======

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 1997, adjustable rate advances adjust at the three month London interbank offering rate ("LIBOR") less .12%.

  The Bank issued collateralized mortgage obligations ("CMOs") in 1988 through MAFC. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. The CMOs were issued in four traunches. The actual maturity of each traunche of the CMO varies depending upon the timing of cash receipts from the underlying collateral. At December 31, 1997 and 1996, the CMOs are secured by mortgage-backed securities of the Bank with a carrying value of $11.1 million and $14.0 million and a fair value of $11.7 million and $14.5 million, respectively. For the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, the effective annual cost of the CMOs was approximately 11.72%, 11.07%, 11.24% and 11.13%, respectively.

  Through acquisition, the Bank has CMOs which were issued by NWAC in 1988. The CMOs were issued in two classes, which have floating interest rates tied to LIBOR. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. At December 31, 1997, and 1996, the CMOs are secured by mortgage-backed securities of the Bank with a carrying value of $19.4 million and $24.1 million and fair value of $20.5 million and $25.2 million, respectively. For the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, the effective annual cost of the CMOs was approximately 8.24%, 8.30% and 8.05%, respectively.

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

                                                YEAR ENDED     SIX MONTHS ENDED   YEAR ENDED JUNE 30,
                                               DECEMBER 31,      DECEMBER 31      -------------------
                                                   1997              1996           1996       1995
                                               -------------   ----------------   --------   --------
                                                                   (In thousands)
 Balance at end of period                           $44,804          79,804        39,804       27,675
 Maximum month-end balance                           79,804          79,804        78,826       27,675
 Average balance                                     72,571          68,717        18,619       16,626
 Weighted average rate at end of period                6.31%           6.55          6.74         5.96
 Weighted average rate on average balance              6.43            6.50          7.25         5.79
                                                    =======          ======        ======       ======

  At December 31, 1997 and 1996, reverse repurchase agreements were collateralized by investment and mortgage-backed securities with a carrying value of $48.2 million and $84.1 million and a market value of $48.7 million and $83.6 million, respectively. At December 31, 1997, the reverse repurchase agreements have maturities ranging from 5 to 20 months.

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of NSBI. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. At December 31, 1997, the balance of the unsecured term loan is $34.5 million. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which is renewable annually on April
30. The interest rate on the line of credit is the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. The financing agreements contain covenants that, among other things, requires the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1997, the Company was in compliance with these covenants.

  Scheduled principal repayments of the unsecured term bank loan are as follows as of December 31, 1997 (in thousands):

December 31, 1998                                                  $ 1,500
December 31, 1999                                                    3,100
December 31, 2000                                                    4,500
December 31, 2001                                                    7,000
December 31, 2002                                                    9,200
December 31, 2003                                                    9,200
                                                                   -------
                                                                   $34,500
                                                                   =======

  Interest expense on borrowed funds and subordinated capital notes is summarized as follows for the periods indicated:


                                             YEAR ENDED    SIX MONTHS ENDED       YEAR ENDED JUNE 30,
                                            DECEMBER 31,     DECEMBER 31,         -------------------
                                                1997             1996              1996         1995
                                            ------------     ------------         ------       ------
                                                                     (In thousands)
 FHLB of Chicago advances                      $34,086          14,082            23,741       12,267
 Collateralized mortgage obligations             3,163           1,822             2,058        2,236
 Reverse repurchase agreements                   4,642           2,393             1,466          971
 Unsecured bank term loan                        2,387           1,186               163
 Subordinated capital notes                      2,357           1,181             2,468        2,099
                                               -------          ------            ------       ------
                                               $46,635          20,664            29,896       17,573
                                               =======          ======            ======       ======

10.  SUBORDINATED CAPITAL NOTES

     During the year ended June 30, 1996, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. The payment of principal and interest on the current notes is subordinated at all times to any indebtedness or liability of the Company outstanding or incurred after the date of issuance. Costs incurred in the refinance transaction amounted to $1.0 million which were deferred and are being accreted over the life of the notes to yield an effective interest rate of 8.85%. The capital notes are

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

callable at the discretion of the Company at any time after September 30, 1998, at par plus any accrued interest. The indenture provides for restrictions on the amounts of additional indebtedness the Company may incur as well as the amount of dividends and other distributions it may pay with respect to its equity securities, depending on the Company's capital ratio. The refinance transaction resulted in a $474,000, or $0.05 per share extraordinary charge to earnings due to the early extinguishment of debt as a result of writing-off the remaining unamortized transaction costs of $774,000, net of income taxes of $300,000.

11.  INCOME TAXES

     Total income tax expense was allocated as follows for the periods indicated:

                                                   YEAR ENDED    SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                  DECEMBER 31,     DECEMBER 31,    -------------------------
                                                      1997             1996           1996           1995
                                                  ------------   ----------------  -----------    ----------
                                                                       (In thousands)
Income from continuing operations                   $ 22,707         5,602          10,805         9,316
Extraordinary item                                        --            --            (300)           --
Stockholders' equity, for compensation
 expense recognized for tax purposes in excess
 of amounts for financial reporting purposes             (60)          (13)            (13)         (219)
Stockholders' equity, for change in unrealized
 gain (loss) on marketable securities                    916           605            (471)          (32)
                                                    --------         -----          ------         -----
                                                    $ 23,563         6,194          10,021         9,065
                                                    ========         =====          ======         =====

     Retained earnings at December 31, 1997, include $53.9 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount, or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $21.0 million.

     Income tax expense (benefit) attributable to income from continuing operations for periods indicated is summarized as follows:

                                                   YEAR ENDED    SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                  DECEMBER 31,     DECEMBER 31,    -------------------------
                                                      1997             1996           1996           1995
                                                  ------------   ----------------  -----------    ----------
                                                                       (In thousands)
Current:
    Federal                                         $ 18,312         5,189           8,139         6,613
    State                                              1,549           727           1,094         1,280
                                                    --------         -----          ------         -----
                                                      19,861         5,916           9,233         7,893
Deferred:
    Federal                                            2,472          (257)          1,268         1,285
    State                                                374           (57)            304           138
                                                    --------         -----          ------         -----
                                                       2,846          (314)          1,572         1,423
                                                    --------         -----          ------         -----
Total income tax expense attributed to
 income from continuing operations                  $ 22,707         5,602          10,805         9,316
                                                    ========         =====          ======         =====

                                      82

                      MAF BANCORP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The reasons for the differences between the effective income tax rate attributable to income from continuing operations and the corporate federal income tax rate are summarized in the following table:

                                                                                PERCENTAGE OF
                                                                         INCOME BEFORE INCOME TAXES
                                                     ---------------------------------------------------------------
                                                      YEAR ENDED          SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                      DECEMBER 31,           DECEMBER 31,      ---------------------
                                                         1997                   1996            1996           1995
                                                        ------                 ------          ------         ------
Federal income tax rate                                   35.0%                  35.0           35.0            35.0
Items affecting effective income tax rate:
  State income taxes, net of federal benefit               2.0                    3.0            3.2             4.4
  Other items, net                                         0.4                    1.0           (0.3)           (1.2)
                                                          ----                   ----           ----            ----
Effective income tax rate                                 37.4%                  39.0           37.9            38.2
                                                          ====                   ====           ====            ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                                 DECEMBER 31,
                                                                                        ------------------------------
                                                                                          1997                  1996
                                                                                        -------               --------
                                                                                                 (In thousands)
Deferred tax assets:
  Loan origination fees                                                                $    549                    593
  Deferred compensation                                                                   2,729                  2,485
  Book general loan loss reserves                                                         6,170                  6,736
  Book versus tax basis of real estate held for sale                                        512                  1,325
  Book versus tax state income tax expense                                                  235                    674
  Book versus tax basis of loans receivable                                               1,663                  2,466
  Book versus tax basis of securities                                                        71                    403
  Other                                                                                     274                    254
                                                                                       --------                -------
     Total deferred tax assets                                                           12,203                 14,936
Deferred tax liabilities:
  Loan origination fees                                                                  (2,334)                (1,589)
  Excess of tax bad debt reserve over base year amount                                   (1,666)                (1,711)
  Book versus tax state income tax expense                                                  (64)                   (55)
  Book versus tax basis of real estate held for sale                                       (137)                  (167)
  Book versus tax basis of land and fixed assets                                         (1,830)                (1,787)
  Book versus tax basis of capitalized servicing                                           (870)                  (755)
  Book versus tax basis of intangible assets                                             (2,689)                (3,208)
  Book versus tax basis of securities                                                    (1,827)                (1,119)
  Other                                                                                    (176)                  (173)
                                                                                       --------                -------
     Total deferred tax liabilities                                                     (11,593)               (10,564)
     Net deferred tax asset                                                            $    610                  4,372
                                                                                       ========                =======

       The Company believes that it is more likely than not that the net deferred tax asset will be realized, based on historical taxable income levels and anticipated future earnings and taxable income levels. The Company has reported federal taxable income and pre-tax book income amounts totaling approximately $64 million and $75 million over the past 18 months respectively.

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

     The Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advise of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

     The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, approximated $1.1 million, $265,000, $260,000 and $226,000, respectively.
The projected minimum rentals under existing leases (excluding lease escalations) as of December 31, 1997, are as follows (in thousands):

                1998                            $1,143
                1999                               911
                2000                               907
                2001                               862
                2002                               852
                Thereafter                       2,875
                                                ------
                Total                           $7,550
                                                ======

13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                      MAF BANCORP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are set forth in the following table below.

                                                        DECEMBER 31, 1997                       DECEMBER 31, 1996
                                                   ---------------------------             ---------------------------
                                                     CARRYING        FAIR                    CARRYING        FAIR
                                                      AMOUNT         VALUE                    AMOUNT         VALUE
                                                   -----------    -----------              ------------     ----------
                                                                               (in thousands)
Financial assets:
    Cash and cash equivalents                      $  146,918       146,918                  125,717        125,717
    Investment securities                             177,803       178,757                  171,818        172,633
    Mortgage-backed securities                        283,008       284,426                  359,587        359,269
    Loans receivable                                2,707,127     2,733,216                2,430,113      2,441,195
    Interest receivable                                20,970        20,970                   20,457         20,457
                                                   ----------     ---------                ---------      ---------
      Total financial assets                       $3,335,826     3,364,287                3,107,692      3,119,271
                                                   ==========     =========                =========      =========

Financial liabilities:
     Non-maturity deposits                         $1,039,802     1,039,802                1,013,491      1,013,491
     Deposits with stated maturities                1,297,211     1,300,951                1,248,735      1,252,946
     Borrowed funds                                   796,792       799,261                  659,606        660,689
     Interest payable                                   4,054         4,054                    4,940          4,940
                                                   ----------     ---------                ---------      ---------
       Total financial liabilities                 $3,137,859     3,144,068                2,926,772      2,932,066
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

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

    Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 1997 and 1996, the fair value of the Bank's mortgage loan commitments of $173.9 million and $125.1 million, respectively, was $512,000 and $308,000, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 1997 and 1996.

    Mortgage servicing rights. The fair value of mortgage servicing rights is estimated based on the contractual terms of the servicing agreements and the underlying mortgage loans, the current levels of interest rates, and assumed prepayment rates on the underlying mortgage loans. As of December 31, 1997 and 1996, the estimated fair value of the Bank's purchased mortgage servicing rights of $2.5 million and $2.0 million, was $2.8 million, and $2.4 million, respectively. In addition, the estimated value of the mortgage servicing rights related to the remaining loans serviced for others totaling $741.5 million and $847.0 million as of December 31, 1997 and 1996, respectively, for which there is no recorded balance, was $8.2 million and $11.1 million, respectively.

14. REGULATORY CAPITAL

    The bank is subject to regulatory capital requirements under the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators which could have a material impact on the Bank's financial statements. under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices.

    Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1997 and 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                       MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                                            TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                        FOR CAPITAL                      PROMPT CORRECTIVE
                                         ACTUAL                       ADEQUACY PURPOSES                  ACTION PROVISIONS
                                ------------------------           ------------------------          -------------------------
                                 AMOUNT           RATIO             AMOUNT           RATIO            AMOUNT            RATIO
                                --------         -------           --------         -------          --------          -------
                                                                    (Dollars in thousands)
As of December 31, 1997:
  Tangible capital
   (to total assets)            $232,109         6.88%            *$ 50,605         *1.50%              N/A
  Core capital
   (to total assets)            $232,109         6.88%            *$101,210         *3.00%          *$168,683          * 5.00%
  Total capital
   (to risk-weighted assets)    $247,280        14.34%            *$137,906         *8.00%          *$172,382          *10.00%
  Core capital
   (to risk-weighted assets)    $232,109        13.46%                N/A                           *$103,429          * 6.00%

As of December 31, 1996:
  Tangible capital
   (to total assets)            $219,080         6.96%            *$ 47,202          *1.50%             N/A
  Core capital
   (to total assets)            $219,080         6.96%            *$ 94,404          *3.00%         *$157,339          * 5.00%
  Total capital
   (to risk-weighted assets)    $235,057        15.05%            *$124,943          *8.00%         *$156,178          *10.00%
  Core capital
   (to risk-weighted assets)    $219,080        14.03%                N/A                           *$ 93,707          * 6.00%

-------------------
* Denotes greater than or equal to.

     OTS regulations require that in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $15.4 million investment in Mid America Developments and NW Financial at December 31, 1997, all of which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements.

     The Bank is subject to certain annual restrictions on the amount of dividends it may declare to the Company without prior regulatory approval, based on its earnings and its excess capital over the minimum required for capital adequacy purposes. At December 31, 1997, $58.0 million of the Bank's retained earnings were available for dividend declaration without prior regulatory approval.

                       MAF BANCORP INC, AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.  OFFICER, DIRECTOR AND EMPLOYEE PLANS

     Employee Stock Ownership Plan (ESOP)/Profit Sharing Plan/401(k) Plan. The Mid America Bank, fsb ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. The ESOP borrowed $1.7 million form an unaffiliated third party bank and purchased 482,625 common shares of the Company in the initial public offering. The ESOP loan was paid off during the year ended June 30, 1995. Contributions to the ESOP by the Bank are made to fund the principal and interest payments on any debt of the ESOP or to purchase additional common shares of the Company's stock. For the year ended December 31, 1997, six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, total contributions to the ESOP were $750,000, $598,000, $360,000, and $146,000, respectively. The company purchased 23,500, 34,500 , and 21,386 of its own shares on behalf of the ESOP during the year ended December 31, 1997, six months ended December 31, 1996, and year June 30, 1996, respectively. No purchases of shares were made during the year ended June 30, 1995.

    The Company also maintains the Mid America Bank, fsb Profit Sharing/401(k) Plan. Employees are allowed to make pre-tax contributions of up to 15% of their compensation and after-tax contributions of up to 10% of compensation, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35% of the first 4% of salary deferral up to $30,000 of annual compensation, and 25% of the first 2% of salary deferral for annual compensation over $30,000. The Bank, at its discretion, may make additional contributions. Employees contributions vest immediately while the Bank's contributions vest gradually based on an employee's years of service. The Bank made discretionary and matching contributions of $700,000, $62,000, $360,000 and $450,000 for the year ended December 31, 1997, six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, respectively.

  Stock Option Plans. The Company and its shareholders have adopted an incentive stock option plan ("Incentive Plan") and a premium price stock option plan ("Premium Plan") for the benefit of employees and directors of the Bank.

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


                                             YEAR ENDED    SIX MONTHS ENDED  YEAR ENDED
                                             DECEMBER 31,    DECEMBER 31,      JUNE 30,
                                                 1997           1996            1996
                                             ------------  ---------------   ----------
                                                        (Dollars in thousands)
Net income                  As reported        $37,948           8,775          17,209
                            Pro-forma           37,041           8,533          17,144

Basic earnings per share    As reported           2.46             .56            1.97
                            Pro-forma             2.40             .54            1.96

Diluted earnings per share  As reported           2.38             .54            1.84
                            Pro-forma             2.33             .52            1.82
                                               =======           =====          ======

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



  The fair value of each option grant after June 30, 1995 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively: dividend yield of 1.05%, 1.33% and 1.38%; expected volatility of 17.9%, 18.6% and 27.5%; risk-free interest rates of 6.72%, 6.34% and 6.82%; expected life of 10 years for each period.

  The number of shares of common stock authorized under the Incentive Plan is 1,085,194. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. A summary of the stock option activity and related information in the Incentive Plan follows:

                                                                                        YEAR ENDED JUNE 30,
                                  YEAR ENDED          SIX MONTHS ENDED     --------------------------------------------
                              DECEMBER 31, 1997      DECEMBER 31, 1996             1996                    1995
                             --------------------   --------------------   ---------------------   --------------------
                                         AVERAGE                AVERAGE                 AVERAGE                AVERAGE
                                         EXERCISE               EXERCISE               EXERCISE                EXERCISE
                              SHARES      PRICE      SHARES      PRICE      SHARES       PRICE      SHARES      PRICE
                             ---------   --------   ---------   --------   ---------   ---------   ---------   --------
Beginning of period           799,845      $ 4.87    746,745      $ 3.97    751,575       $ 3.96    772,613      $ 3.96
Granted                        61,500       22.83     59,250       16.17          -            -          -           -
Exercised                     (64,413)       5.13     (6,150)       4.49     (4,830)        3.48    (21,038)       3.71
                             --------               --------               --------                --------
End of period                 796,932      $ 6.23    799,845      $ 4.87    746,745       $ 3.97    751,575      $ 3.96
                             ========      ======   ========      ======   ========       ======   ========      ======
Options exercisable           755,114      $ 5.47    760,346      $ 4.28    746,745       $ 3.97    751,575      $ 3.96
                             ========      ======   ========      ======   ========       ======   ========      ======
Fair value of options
  granted during period      $   9.49                  $6.52               $      -                $      -
                             ========               ========               ========                ========

  At December 31, 1997, options for 179,370 shares were available for grant under the Incentive Plan.

  The number of shares of common stock authorized under the Premium Plan is 371,250. The option exercise price equals 133% of the fair market value of the common stock on the date of grant with respect to executive officers, 110% with respect to directors and 100% with respect to non-executive officers. The option term cannot exceed 10 years. A summary of the stock option activity and related information in the Premium Plan follows:

                                                                                    YEAR ENDED JUNE 30,
                                 YEAR ENDED         SIX MONTHS ENDED     -----------------------------------------
                              DECEMBER 31, 1997     DECEMBER 31, 1996            1996                  1995
                             -------------------   -------------------   --------------------   ------------------
                                        AVERAGE               AVERAGE                 AVERAGE              AVERAGE
                                        EXERCISE              EXERCISE               EXERCISE              EXERCISE
                              SHARES     PRICE      SHARES     PRICE      SHARES      PRICE      SHARES     PRICE
                             --------   --------   --------   --------   --------   ---------   -------   --------
Beginning of period           225,878    $ 19.31    144,122    $ 18.03     79,086     $ 17.48    40,464    $ 17.53
Granted                        34,297      30.07     81,756      21.56     65,036       18.69    38,622      17.43
Exercised                      (4,481)     17.84          -          -          -           -         -          -
                             --------              --------              --------               -------
End of period                 255,694    $ 20.78    225,878    $ 19.31    144,122     $ 18.03    79,086    $ 17.48
                             ========    =======   ========    =======   ========     =======   =======    =======
Options exercisable           221,638    $ 20.70    140,945    $ 18.46     39,851     $ 17.50    13,490    $ 17.53
                             ========    =======   ========    =======   ========     =======   =======    =======
Fair value of options
  granted during period      $   8.10              $   5.16                 $5.35                 $6.65
                             ========              ========              ========               =======

  At December 31, 1997, options for 111,075 shares were available for grant under the Premium Plan.

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  Pursuant to the terms of the acquisition of NSBI, a total of 100,000 options previously granted to employees of Northwestern were converted into options to purchase 250,850 shares of the Company's common stock at an exercise price of $3.19 per share. The value of these options was included in the purchase price and added to additional paid-in capital in the consolidated statement of financial condition. A total of 8,967 and 231,348 of these options were exercised during the year ended December 31, 1997 and the six months ended December 31, 1996, respectively, leaving 10,535 options outstanding at December 31, 1997.

  The following table summarizes information about stock options outstanding at December 31, 1997:


                                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                    -----------------------------------------------------   ------------------------------
                                                    WEIGHTED-AVERAGE     WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
             RANGE OF                 OPTIONS          REMAINING             EXERCISE         OPTIONS         EXERCISE
         EXERCISE PRICES            OUTSTANDING       LIFE (YRS.)             PRICE         EXERCISABLE        PRICE
---------------------------------   -----------       -----------             -----         -----------        -----
     $  3.19   to   $   5.66          675,522             2.44              $  3.77           675,522        $   3.77
        9.19   to      18.64          208,785             6.85                16.94           186,785           16.99
       21.50   to      30.37          178,854             8.61                23.63           124,980           24.28
                                   ----------                                                --------
                                    1,063,161             4.34              $  9.70           987,287        $   8.87
                                   ==========           ======              =======          ========        ========

  Management Recognition / Retention Plans. In conjunction with the Bank's conversion, the Company formed two Management Recognition and Retention Plans and Trusts ("MRPs"), each of which purchased 120,656 common shares of the Company. The funds used to acquire the MRPs' shares were contributed by the Bank. These shares are available for issuance to employees in key management positions with the Bank. At December 31, 1997, there were no plan share awards outstanding. An additional 220 shares owned by the MRPs have not yet been awarded. For the year ended December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, -0-, -0-, -0-, and 53,276 shares, respectively, were vested and distributed to employees. For the year ended December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, $-0-, $-0-, $-0-, and $59,000, respectively, was reflected as an expense.

  Supplemental Executive Retirement Plan. During the year ended June 30, 1995, the Bank adopted a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994. Ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant's accrued benefit at the time of death. The Company has life insurance policies which are intended to be used to satisfy obligations of the SERP. For the year ended December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, $360,000, $147,000, $258,000 and
$120,000, respectively, was reflected as an expense in the consolidated financial statements for the SERP. The vested liability under the SERP was approximately $461,000 and $264,000 at December 31, 1997 and 1996, respectively.

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

  The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the financial statements.

  Commitments to originate and purchase loans of $173.9 million at December 31, 1997, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $106.3 million were fixed-rate, with rates ranging from 6.38% to 9.50%, and $67.6 million were adjustable-rate loans. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. At December 31, 1997, forward commitments to sell mortgage loans for future delivery were $7.1 million, of which $6.5 million are related to loans held for sale, and $600,000 are unfunded as of December 31, 1997.

  Additionally, the Bank has approved, but unused, home equity lines of credit of $79.3 million at December 31, 1997. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the homes current appraised value, less existing liens, at a commensurate higher interest rate.

  At December 31, 1997, the Bank had standby letters of credit totaling $16.0 million. Two of these standby letters of credit total $13.3 million, and enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. One of these, in the amount of $6.5 million, is related to the impaired loan of the Bank. At December 31, 1997, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and market value of $24.6 million and $25.4 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer, as performance under the letters of credits creates a first position lien in favor of the Bank. Additionally, at December 31, 1997, the Company had 11 standby letters of credit totaling $6.1 million, which insure the completion of land development improvements on behalf of MAF Developments, Inc.

  The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



  In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. During the year ended June 30, 1996, with the acquisition of NSBI, the Bank obtained a purchased loan portfolio, consisting of primarily single-family, owner-occupied residential loans located in 45 states, Puerto Rico and the District of Columbia. The following tables identifies the geographic distribution of the Bank's collateral on real estate loans at December 31, 1997 and 1996.

                                                                   DECEMBER 31, 1997
                               ---------------------------------------------------------------------------------------
                                     PURCHASED                          BANK ORIGINATED                  TOTAL
                                 REAL ESTATE LOANS                     REAL ESTATE LOANS           REAL ESTATE LOANS
                               ----------------------               -----------------------       --------------------
                               AMOUNT         PERCENT               AMOUNT          PERCENT       AMOUNT       PERCENT
                               ------         -------               ------          -------       ------       -------
                                                                     (Dollars in thousands)
    Alabama                   $  22,803         5.2%                 $         -        -%   $    22,803        0.9%
    California                  101,815        23.3                        3,002      0.1        104,817        4.0
    Colorado                     13,383         3.1                        2,012      0.1         15,395        0.6
    Georgia                      39,867         9.1                        1,434      0.1         41,301        1.6
    Illinois                     80,384        18.4                    2,119,135     98.3      2,199,519       84.9
    Minnesota                    14,446         3.3                          729      0.1         15,175        0.6
    New Jersey                   23,366         5.3                        2,302      0.1         25,668        1.0
    New York                     16,751         3.8                        1,858      0.1         18,609        0.7
    Texas                        18,927         4.3                          952      0.1         19,879        0.8
    Utah                         13,143         3.0                            -        -         13,143        0.5
    All other                    92,343        21.2                       22,319      1.0        114,662        4.4
                              ---------     -------                  -----------   ------     ----------     ------
      Total                   $ 437,228       100.0%                 $ 2,153,743    100.0%   $ 2,590,971      100.0%
                              =========     =======                  ===========   ======    ===========     ======




                                                                    DECEMBER 31, 1996
                              ---------------------------------------------------------------------------------------
                                     PURCHASED                             BANK ORIGINATED               TOTAL
                                 REAL ESTATE LOANS                        REAL ESTATE LOANS        REAL ESTATE LOANS
                              ---------------------                      ---------------------      --------------------
                              AMOUNT        PERCENT                      AMOUNT      PERCENT      AMOUNT       PERCENT
                              ------        -------                      ------      -------      ------       -------
                                                                     (Dollars in thousands)

    Alabama                  $  37,829       6.4%                   $         -           -%     $  37,829        1.6%
    California                 130,636      22.0                            493           -        131,129        5.6
    Colorado                    27,552       4.6                          1,376         0.1         28,928        1.2
    Georgia                     60,584      10.2                          1,233         0.1         61,817        2.6
    Illinois                    96,177      16.2                      1,718,622        98.3      1,814,799       77.5
    Minnesota                   19,129       3.2                            899         0.1         20,028        0.8
    New Jersey                  30,409       5.1                          2,907         0.2         33,316        1.4
    New York                    21,038       3.5                          1,645         0.1         22,683        1.1
    Texas                       25,242       4.2                          1,295         0.1         26,537        1.1
    Utah                        22,833       3.8                              -           -         22,833        1.0
    All other                  123,565      20.8                         19,290         1.0        142,855        6.1
                             ---------   -------                    -----------    --------     ----------     ------
      Total                  $ 594,994     100.0%                   $ 1,747,760       100.0%   $ 2,342,754      100.0%
                             =========   =======                    ===========    ========    ===========     ======

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



17.  DERIVATIVE FINANCIAL INSTRUMENTS

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

  The following is a summary of the Bank's forward sales commitment activity for the periods indicated:


                                                 YEAR ENDED     SIX MONTHS ENDED       YEAR ENDED JUNE 30,
                                                 DECEMBER 31,    DECEMBER 31,    ----------------------------
                                                    1997           1996              1996            1995
                                                  --------       ----------      ------------   -------------
                                                                       (In thousands)
  Balance at beginning of year                       8,676          39,431             42,100          10,595
  New forward commitments to deliver loans         104,229          34,734            305,488         123,638
  Loans delivered to satisfy forward
   commitments                                    (105,817)        (65,489)          (308,157)        (92,133)
                                                  --------         -------           --------         -------
  Balance at end of year                             7,088           8,676             39,431          42,100
                                                  ========         =======           ========         =======

  The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain (loss) on sale of mortgage loans for the year ended December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 are $-0-, $22,000 of net futures losses, $75,000 of net futures gains and $437,000 of net futures losses, respectively, from hedging
activities. At December 31, 1997 the Bank had $2,000 of deferred gains.   At
December 31, 1996, the Bank had no deferred gains or losses on futures contracts.

  The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:



                                                  YEAR ENDED       SIX MONTHS ENDED      YEAR ENDED JUNE 30,
                                                  DECEMBER 31,       DECEMBER 31,      ----------------------
                                                     1997              1996             1996           1995
                                                   --------         ----------         --------      --------
                                                                           (In thousands)
  Balance at beginning of year                        1,500           6,500               2,700        5,000
  Interest rate futures contracts sold               33,700          29,300             116,800       57,500
  Interest rate futures contracts closed            (35,200)        (34,300)           (113,000)     (59,800)
                                                    -------         -------            --------      -------
  Balance at end of year                                 --           1,500               6,500        2,700
                                                    =======         =======            ========      =======

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


18. PARENT COMPANY ONLY FINANCIAL INFORMATION

  The information as of December 31, 1997, and 1996, and for the year ended December 31, 1997, six months ended December 31, 1996, and the years ended June 30, 1996 and 1995 presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.


                                                               DECEMBER 31,
                                                           --------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION                  1997        1996
(In thousands)                                             ---------   --------

Assets:
 Cash and cash equivalents                                $  15,010     19,067
 Investment securities                                       10,734      6,161
 Equity in net assets of subsidiaries                       285,906    279,356
 Other assets                                                15,898     10,302
                                                          ---------    -------
                                                          $ 327,548    314,886
                                                          =========    =======
Liabilities and Stockholders' Equity:
 Unsecured term bank loan                                    34,500     35,000
 Subordinated capital notes, net                             26,779     26,709
 Accrued expenses                                             2,858      2,552
                                                          ---------    -------
 Total liabilities                                           64,137     64,261
                                                          ---------    -------
Stockholders' equity:
 Common stock                                                   169        112
 Additional paid-in capital                                 172,201    171,732
 Retained earnings                                          129,002     95,412
 Unrealized gain on marketable securities, net of tax         1,552        138
 Treasury stock                                             (39,513)   (16,769)
                                                          ---------    -------
 Total stockholders' equity                                 263,411    250,625
                                                          ---------    -------
                                                          $ 327,548    314,886
                                                          =========    =======

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                       Six Months Ended           Year Ended
                                                       Year Ended        December 31,              June 30,
                                                      December 31,  ---------------------     -------------------
Condensed Statements of Operations                        1997        1996          1995          1996      1995
                                                        --------    -------       -------     --------    -------
(In thousands)                                                                    (unaudited)
Interest income                                         $  1,795        822           715        1,231      1,056
Interest expense                                           4,766      2,367         1,297        2,641      2,163
                                                        --------    -------        ------     --------    -------
 Net interest expense                                     (2,971)    (1,545)         (582)      (1,410)    (1,107)
Gain (loss) on sale of investments, net                      404        251            45          188        (72
Non-interest expense                                       1,931        843           720        1,446      1,256
Extraordinary item, net of tax                                 -          -          (474)        (474)         -
                                                        --------    -------        ------     --------    -------
 Net loss before income tax benefit and
  equity in earnings of subsidiaries                      (4,498)    (2,137)       (1,731)      (3,142)    (2,435)
Income tax benefit                                        (1,872)      (890)         (528)      (1,107)      (999)
                                                        --------    -------        ------     --------    -------
 Net loss before equity in earnings of subsidiaries       (2,626)    (1,247)       (1,203)      (2,035)    (1,436)
Equity in earnings of subsidiaries                        40,574     10,022         9,018       19,244     16,479
                                                        --------    -------        ------     --------    -------
 Net income                                             $ 37,948      8,775         7,815       17,209     15,043
                                                        ========    =======        ======     ========    =======
                                                       Year Ended     Six Months Ended           Year Ended June 30,
                                                       December 31,      December 31,         -----------------------
Condensed Statements of Cash Flows                        1997               1996                1996         1995
                                                        --------           --------            --------     -------
(In thousands)
Operating activities:
 Net income                                             $ 37,948              8,775              17,209      15,043
 Equity in earnings of subsidiaries                      (40,574)           (10,022)            (19,244)    (16,479)
 Dividends received from the Bank                         34,500                  -              69,000      10,000
 Extraordinary item, net of tax                               -                   -                 474           -
 (Gain) loss on sale of investment securities               (404)              (251)               (188)         72
 Amortization of premiums and discounts                       78                 36                 (28)         80
 Net decrease (increase) in other assets and liabilities
  net of effects from purchase of NSBI                    (6,052)            (4,139)              7,284      (9,156)
 Decrease in ESOP loan                                         -                  -                   -         146
                                                        --------           --------            --------     -------
  Net cash provided by (used in) operating activities     25,496             (5,601)             74,507        (294)
Investing activities:
 Proceeds from sale of investment securities               3,073              1,956               1,155       6,516
 Proceeds from maturity of investment securities             559                  -              44,000          53
 Repayment of loans receivable                                 -                514              18,432           -
 Purchases of investment securities                       (6,157)            (2,798)            (26,367)       (960)
 Investment in and loans to subsidiary                         -                (91)               (320)      1,275
 Payment for purchase of NSBI, net of cash acquired            -                  -            (257,437)          -
                                                        --------           --------            --------     -------
  Net cash provided by (used in) investing activities     (2,525)              (419)           (220,537)      6,884
Financing activities:
 Proceeds from issuance of common stock                        -                535             131,255          78
 Proceeds from borrowings                                      -                  -              61,629           -
 Repayment of borrowings                                    (500)                 -             (20,900)       (146)
 Purchases of treasury stock                             (22,493)                                (6,299)     (3,741)
 Cash dividends paid                                      (4,035)              (943)             (2,531)     (1,213)
                                                        --------           --------            --------     -------
     Net cash provided by (used in) financing
     activities                                          (27,028)              (408)            163,154      (5,022)
                                                        --------           --------            --------     -------
     Increase (decrease) in cash and cash equivalents     (4,057)            (6,428)             17,124       1,568
Cash and cash equivalents at beginning of of year         19,067             25,495               8,371       6,803
                                                        --------           --------            --------     -------
Cash and cash equivalents at end of year                $ 15,010             19,067              25,495       8,371
                                                        ========           ========            ========     =======


                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following are the consolidated results of operations on a quarterly basis:

                                                                                YEAR ENDED DECEMBER 31, 1997
                                                                   ---------------------------------------------------
                                                                       FIRST         SECOND        THIRD       FOURTH
                                                                      QUARTER        QUARTER      QUARTER     QUARTER
                                                                   -------------   -----------   ----------   --------
                                                                (Dollars in thousands, except per share amounts)
Interest income                                                        $ 57,967         58,841       60,473     61,634
Interest expense                                                         34,415         35,567       37,241     37,993
                                                                       --------         ------       ------   --------
 Net interest income                                                     23,552         23,274       23,232     23,641
Provision for loan losses                                                   300            300          250        300
                                                                       --------         ------       ------   --------
 Net interest income after provision for loan losses                     23,252         22,974       22,982     23,341
Net gain on sale of assets                                                  170             49          202        432
Income from real estate operations                                        1,416          1,558        2,114      1,788
Other income                                                              3,423          3,803        3,769      3,993
Non-interest expense                                                     13,023         13,320       13,977     14,291
                                                                       --------         ------       ------   --------
 Income before income taxes                                              15,238         15,064       15,090     15,263
Income tax expense                                                        5,952          4,854        5,894      6,007
                                                                       --------         ------       ------   --------
 Net income                                                            $  9,286         10,210        9,196      9,256
                                                                       ========         ======       ======   ========
Basic earnings per share                                               $    .59            .66          .60        .61
                                                                       ========         ======       ======   ========
Diluted earnings per share                                             $    .57            .64          .58        .59
                                                                       ========         ======       ======   ========
Cash dividends declared per share                                      $    .06            .07          .07        .07
                                                                       ========         ======       ======   ========
Stock price range:
 High                                                                  $  27.83          28.42        34.75      35.38
 Low                                                                      22.25          24.83        27.92      30.50
 Close                                                                    26.00          27.92        32.38      35.38
                                                                       ========         ======       ======   ========


                                                                        SIX MONTHS ENDED
                                                                        DECEMBER 31, 1996
                                                                   ---------------------------
                                                                      FIRST          SECOND
                                                                     QUARTER         QUARTER
                                                                   ------------    -----------
                                                          (Dollars in thousands, except per share amounts)
Interest income                                                        $ 55,592         57,235
Interest expense                                                         33,503         35,128
                                                                       --------         ------
 Net interest income                                                     22,089         22,107
Provision for loan losses                                                   350            350
                                                                       --------         ------
 Net interest income after provision for loan losses                     21,739         21,757
Net gain on sale of assets                                                  315             65
Income from real estate operations                                        1,663          2,470
Other income                                                              3,563          3,883
Non-interest expense                                                     13,599         13,263
Special SAIF assessment                                                  14,216              -
                                                                       --------         ------
 Income (loss) before income taxes                                         (535)        14,912
Income taxes                                                               (197)         5,799
                                                                       --------         ------
 Net income (loss)                                                     $   (338)         9,113
                                                                       ========         ======
Basic earnings (loss) per share                                        $   (.02)           .58
                                                                       ========         ======
Diluted earnings (loss) per share                                      $   (.02)           .56
                                                                       ========         ======
Cash dividends declared per share                                      $    .06            .06
                                                                       ========         ======
Stock price range:
 High                                                                  $  17.67          23.50
 Low                                                                      14.83          17.33
 Close                                                                    17.17          23.17
                                                                       ========         ======

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
MAF Bancorp, Inc.

  We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and for each of the years in the two-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the six months ended December 31, 1996, and for each of the years in the two-year period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                         KPMG Peat Marwick LLP




Chicago, Illinois
January 29, 1998

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

       Consolidated Statements of Financial Condition at December 31, 1997 and 1996.

       Consolidated Statements of Operations for the year ended December 31, 1997, the six months ended December 31, 1996 and 1995 (unaudited) and the years ended June 30, 1996 and 1995.

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995.

       Consolidated Statements of Cash Flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995.

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


       Exhibit No. 10.  Material Contracts

       (i)    Mid America Bank, fsb Employee Stock Ownership Plan; as amended.

       (ii) Mid America Bank, fsb Employee Stock Ownership Trust Loan and Security Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).

       (iii) Trust Agreement between Mid America Bank, fsb and LaSalle National Bank, Trustee (as successor to NBD Bank, N.A., INB National Bank and Chesterton State Bank) for the Mid America Bank, fsb Employee Stock Ownership Trust. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).

       (iv) Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1992 Form 10-K).

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



       (v) MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1996 Form 10-K).

       (vi) MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1996 Form 10-K).

       (vii) Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

       (viii)  Mid America Bank, fsb Employees' Profit Sharing Plan, as amended.

       (ix) Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).

       (x)     Mid America Bank, fsb Directors' Deferred Compensation Plan.

       (xi)    Mid America Bank, fsb Executive Deferred Compensation Plan.

       (xii) MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1994 Form 10-K).

       (xiii)  MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan.

       (xiv)   Mid America Bank, fsb Supplemental Executive Retirement Plan.

       (xv) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

       (xvi) Form of Employment Agreement, as amended, between Mid America Bank, fsb and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

       (xvii) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc. and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).

       (xviii) Form of Special Termination Agreement, as amended, between Mid
               America Bank, fsb and various officers.

       (xix) Consultant Agreement dated October 23, 1997 between Mid America Bank, fsb and Nicholas J. DiLorenzo, Sr.

       (xx) Consultant Agreement dated January 3, 1997 between Mid America Bank, fsb and Lois B. Vasto, as amended.

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       (xxi) N.S. Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to Registrant's Form S-8 Registration Statement No. 333-06593).

       Exhibit No. 11. Statement re: Computation of Per Share Earnings for the periods indicated:



                                                                     YEAR ENDED    SIX MONTHS ENDED   YEAR ENDED JUNE 30,
                                                                     DECEMBER 31,    DECEMBER 31,   ---------------------
                                                                        1997           1996          1996         1995
                                                                     -----------   ------------   ----------   ----------

       Net income                                                   $ 37,948,000      8,775,000   17,209,000   15,043,000
                                                                    ============     ==========   ==========   ==========

       Weighted average common shares outstanding                     15,421,606     15,663,066    8,738,010    8,335,818
                                                                    ============    ===========   ==========   ==========

       Basic earnings per share                                     $       2.46            .56         1.97         1.80
                                                                    ============     ==========   ==========   ==========

       Weighted average common shares outstanding                     15,421,606     15,663,066    8,738,010    8,335,818

       Common stock equivalents due to dilutive
       effect on stock options                                           511,029        619,407      619,415      532,493
                                                                    ------------     ----------   ----------   ----------

       Total weighted average common shares
       and equivalents outstanding for
       diluted computation                                            15,932,635     16,282,473    9,357,425    8,868,311
                                                                     ===========     ==========   ==========   ==========

       Diluted earnings per share                                    $      2.38            .54         1.84         1.70
                                                                     ===========     ==========   ==========   ==========

       Exhibit No. 12. Statements re: computation of ratio of earnings to fixed charges.

       Exhibit No. 21.  Subsidiaries of the Registrant

            A list of the Company's and Mid America Bank's subsidiaries is included as an exhibit to this report.

       Exhibit No. 23.  Consent of KPMG Peat Marwick LLP

  (b)  REPORTS ON FORM 8-K

       None.

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MAF Bancorp, Inc.
                                              --------------------
                                                 (Registrant)

                                       By:    /s/ Allen H. Koranda
                                              --------------------
                                                 Allen H. Koranda
                                              Chairman of the Board and
                                               Chief Executive Officer

                                                   March 3, 1998
                                              --------------------
                                                      (Date)

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


By:    /s/ Allen H. Koranda                         March 3, 1998
   ------------------------------                   --------------
          Allen H. Koranda                              (Date)
     Chairman of the Board and
      Chief Executive Officer
   (Principal Executive Officer)

By:    /s/ Jerry A. Weberling                        March 3, 1998
   ------------------------------                    -------------
         Jerry A. Weberling                             (Date)
    Executive Vice President and
       Chief Financial Officer
    (Principal Financial Officer)

By:    /s/ Gerard J. Buccino                         March 3, 1998
   ------------------------------                    -------------
        Gerard J. Buccino                                (Date)
      Senior Vice President
         and Controller
   (Principal Accounting Officer)

                      MAF BANCORP INC, AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



By:    /s/ Robert Bowles, M.D.               March 3, 1998
   --------------------------------          -------------
        Robert Bowles, M.D.                      (Date)
            Director


By:    /s/ Nicholas J. DiLorenzo, Sr.        March 3, 1998
   ---------------------------------         -------------
      Nicholas J. DiLorenzo, Sr.                 (Date)
            Director


By:    /s/ Terry Ekl                         March 3, 1998
   ---------------------------------         -------------
            Terry Ekl                            (Date)
            Director


By:     /s/ Joe F. Hanauer                   March 3, 1998
        ------------------                   -------------
            Joe F. Hanauer                       (Date)
            Director


By:    /s/ Kenneth Koranda                   March 3, 1998
       -------------------                   -------------
            Kenneth Koranda                      (Date)
            Director


By:    /s/ Henry Smogolski                   March 3, 1998
       -------------------                   -------------
            Henry Smogolski                      (Date)
            Director


By:    /s/ F. William Trescott               March 3, 1998
       -----------------------               -------------
            F. William Trescott                  (Date)
            Director


By:      /s/ Lois B. Vasto                   March 3, 1998
         -----------------                   -------------
            Lois B. Vasto                        (Date)
            Director


By:     /s/ Andrew J. Zych                   March 3, 1998
        ------------------                   -------------
            Andrew J. Zych                       (Date)
            Director