Form 10-Q
period 1998-03-31
MAF BANCORP INC
filed 1998-05-15
CIK 854662

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
   [ x ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1998

                                      or

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

                        Commission file number 0-18121

                               MAF BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 22,568,945 at May 12, 1998.

===============================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----


Part I.     Financial Information                                           Page
-------     ---------------------                                           ----

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 1998 (unaudited) and December 31, 1997.......     3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 1998 and 1997 (unaudited).............     4

            Consolidated Statement of Changes in Stockholders' Equity
            for the Three Months Ended March 31, 1998 (unaudited)........     5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997 (unaudited).......     6

            Notes to Unaudited Consolidated Financial Statements.........     8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    10

Item 3      Quantitative and Qualitative Disclosures About Market Risk...    27

Part II.    Other Information
--------    -----------------

Item 4      Submission of Matters to a Vote of Security Holders..........    28

Item 5      Other Information............................................    29

Item 6      Exhibits and Reports on Form 8-K.............................    29

            Signature Page...............................................    30

                      MAF BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                            (Dollars in thousands)

                                                                              March  31,        December 31,
                                                                                 1998               1997
                                                                              ----------        ------------
                                                                             (Unaudited)
Assets
------
Cash and due from banks                                                       $   41,003            39,721
Interest-bearing deposits                                                         19,649            57,197
Federal funds sold                                                                88,343            50,000
Investment securities, at amortized cost (fair value of $10,802 at
 March 31, 1998 and $26,222 at December 31, 1997)                                  9,978            25,268
Investment securities available for sale, at fair value                          168,467           119,510
Stock in Federal Home Loan Bank of Chicago, at cost                               36,025            33,025
Mortgage-backed securities, at amortized cost (fair value of $169,767
 at March 31, 1998 and $216,867 at December 31, 1997)                            170,208           215,449
Mortgage-backed securities available for sale, at fair value                      67,624            67,559
Loans receivable held for sale                                                    14,008             6,537
Loans receivable, net of allowance for loan losses of $15,625
 at March 31, 1998 and $15,475 at December 31, 1997                            2,748,733         2,700,590
Accrued interest receivable                                                       21,097            20,970
Foreclosed real estate                                                             6,861               489
Real estate held for development or sale                                          29,793            31,197
Premises and equipment, net                                                       36,693            35,820
Excess of cost over fair value of net assets acquired                             24,272            24,606
Other assets                                                                      28,431            29,726
                                                                              ----------         ---------
                                                                              $3,511,185         3,457,664
                                                                              ==========         =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits                                                                      2,348,974         2,337,013
 Borrowed funds                                                                  795,804           770,013
 Subordinated capital notes, net                                                  26,798            26,779
 Advances by borrowers for taxes and insurance                                    26,953            22,679
 Accrued expenses and other liabilities                                           40,886            37,769
                                                                              ----------         ---------
  Total liabilities                                                            3,239,415         3,194,253
                                                                              ----------         ---------
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; none outstanding
 Common stock, $.01 par value; authorized 40,000,000 shares;
  25,421,304 shares issued; 22,544,976 outstanding at
  March 31, 1998, 25,421,304 shares issued;
  22,519,285 outstanding at December 31, 1997                                        169               169
 Additional paid-in capital                                                      172,210           172,201
 Retained earnings, substantially restricted                                     136,794           129,002
 Accumulated other comprehensive income, net of tax                                1,805             1,552
 Treasury stock, at cost; 2,876,328 shares at March 31, 1998
 and 2,902,019 shares at December 31, 1997                                       (39,208)          (39,513)
                                                                              ----------         ---------
  Total stockholders' equity                                                     271,770           263,411
Commitments and contingencies
                                                                              ----------         ---------
                                                                              $3,511,185         3,457,664
                                                                              ==========         =========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                       1998          1997
                                                                                      -------       ------
                                                                                           (Unaudited)
Interest income:
  Loans receivable                                                                    $51,817       47,524
  Mortgage-backed securities                                                            3,126        4,586
  Mortgage-backed securities available for sale                                         1,050        1,432
  Investment securities                                                                 1,013        1,727
  Investment securities available for sale                                              2,053        1,065
  Interest-bearing deposits and federal funds sold                                      2,229        1,633
                                                                                      -------       ------
     Total interest income                                                             61,288       57,967
                                                                                      -------       ------
Interest expense:
  Deposits                                                                             24,251       23,789
  Borrowed funds                                                                       13,044       10,626
                                                                                      -------       ------
     Total interest expense                                                            37,295       34,415
                                                                                      -------       ------
     Net interest income                                                               23,993       23,552
Provision for loan losses                                                                 200          300
                                                                                      -------       ------
     Net interest income after provision for loan losses                               23,793       23,252
                                                                                      -------       ------
Non-interest income:
  Gain on sale of:
   Loans receivable                                                                       405           18
   Mortgage-backed securities                                                              42            6
   Investment securities                                                                  328           78
   Foreclosed real estate                                                                  64           68
  Deposit account service charges                                                       1,753        1,562
  Income from real estate operations                                                      801        1,416
  Brokerage commissions                                                                   670          476
  Loan servicing fee income                                                               363          606
  Other                                                                                 1,020          802
                                                                                      -------       ------
     Total non-interest income                                                          5,446        5,032
                                                                                      -------       ------
Non-interest expense:
  Compensation and benefits                                                             8,497        7,350
  Office occupancy and equipment                                                        1,652        1,530
  Advertising and promotion                                                               653          497
  Data processing                                                                         532          459
  Federal deposit insurance premiums                                                      362          366
  Amortization of goodwill                                                                334          339
  Other                                                                                 2,387        2,505
                                                                                      -------       ------
     Total non-interest expense                                                        14,417       13,046
                                                                                      -------       ------
     Income before income taxes                                                        14,822       15,238
Income tax expense                                                                      5,655        5,952
                                                                                      -------       ------
     Net income                                                                       $ 9,167        9,286
                                                                                      =======       ======
Basic earnings per share                                                              $   .41          .39
                                                                                      =======       ======
Diluted earnings per share                                                            $   .39          .38
                                                                                      =======       ======

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                  Accumulated
                                                                           Additional                other
                                                                  Common     paid-in  Retained   comprehensive Treasury
Three Months Ended March 31, 1998                                  stock     capital  earnings       income      stock     Total
---------------------------------                                 ------   ---------- --------   ------------- --------   -------
   Balance at December 31, 1997                                     $169     172,201   129,002        1,552    (39,513)   263,411
                                                                    ----     -------  --------      -------    -------    -------
   Comprehensive income:
    Net income                                                         -           -     9,167            -          -      9,167
    Other comprehensive income, net of tax:
     Unrealized holding gain during the period                         -           -         -          381          -        381
     Less: reclassification adjustment of gains
      included in net income                                           -           -         -         (128)         -       (128)
                                                                    ----     -------  --------      -------    -------    -------
    Total comprehensive income                                         -           -     9,167          253          -      9,420
                                                                    ----     -------  --------        -----    -------    -------
   Exercise of 30,116 options and reissuance of treasury stock         -           -      (322)           -        393         71
   Purchase of treasury stock                                          -           -         -            -        (88)       (88)
   Tax benefits from stock-related compensation                        -           9         -            -          -          9
   Cash dividends ($.047 per share)                                    -           -    (1,053)           -          -     (1,053)
                                                                    ----     -------  --------        -----    -------    -------
   Balance at March 31, 1998                                        $169     172,210   136,794        1,805    (39,208)   271,770
                                                                    ====     =======  ========        =====    =======    =======

   See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                  --------------------------
                                                                                    1998              1997
                                                                                  ---------         --------
                                                                                           (Unaudited)
Operating activities:
Net income                                                                        $   9,167            9,286
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                        842              729
   Provision for loan losses                                                            200              300
   Deferred income tax (benefit) expense                                               (414)             419
   Amortization of goodwill and core deposit intangible                                 628              693
   Amortization of premiums, discounts, loan fees and intangible assets                 608              (10)
   Net gain on sale of loans, mortgage-backed securities,
     and real estate held for development or sale                                    (1,248)          (1,439)
   Gain on sale of investment securities                                               (328)             (78)
   Increase in accrued interest receivable                                             (526)            (262)
   Net decrease in other assets and liabilities                                       3,509            4,209
 Loans originated for sale                                                          (45,706)          (2,550)
 Loans purchased for sale                                                           (21,323)         (15,784)
 Sale of loans originated and purchased for sale                                     59,542           18,366
 Sale of mortgage-backed securities available for sale                                4,507            1,540
                                                                                  ---------         --------
         Net cash provided by operating activities                                    9,458           15,419
                                                                                  ---------         --------
Investing activities:
 Loans originated for investment                                                   (274,148)        (132,912)
 Principal repayments on loans receivable                                           245,690          126,640
 Principal repayments on mortgage-backed securities                                  21,742           22,372
 Proceeds from maturities of investment securities available for sale                46,652           42,109
 Proceeds from maturities of investment securities held to maturity                  15,000           39,266
 Proceeds from sale of:
  Loans receivable                                                                      200               78
  Investment securities available for sale                                            1,211              391
  Investments held to maturity                                                          912
  Real estate held for development or sale                                            6,481            9,174
  Premises and equipment                                                                  -                4
 Purchases of:
  Loans receivable held for investment                                              (52,330)         (43,226)
  Investment securities available for sale                                          (96,210)         (50,989)
  Investment securities held to maturity                                               (590)          (1,969)
  Mortgage-backed securities available for sale                                      (6,508)
  Stock in Federal Home Loan Bank of Chicago                                         (3,000)
  Real estate held for development or sale                                           (2,935)         (12,188)
  Premises and equipment                                                             (1,715)          (2,135)
                                                                                  ---------         --------
         Net cash used in investing activities                                      (72,548)          (3,385)
                                                                                  ---------         --------

                                                                                                  (continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                      1998              1997
                                                                                    --------          -------
                                                                                          (Unaudited)
Financing activities:
  Proceeds from FHLB of Chicago advances                                            $ 60,000           25,000
  Repayment of FHLB of Chicago advances                                              (10,000)         (55,000)
  Repayment of collateralized mortgage obligations                                         -           (2,131)
  Proceeds from exercise of stock options                                                 71               43
  Purchase of treasury stock                                                             (88)          (3,399)
  Cash dividends                                                                      (1,051)            (944)
  Net increase in deposits                                                            11,961           28,967
  Decrease in advances by borrowers for taxes and insurance                            4,274            3,319
                                                                                    --------          -------
      Net cash provided (used in) financing activities                                65,167           (4,145)
                                                                                    --------          -------
Increase in cash and cash equivalents                                                  2,077            7,889
                                                                                    --------          -------
Cash and cash equivalents at beginning of period                                     146,918          125,717
                                                                                    --------          -------
Cash and cash equivalents at end of period                                          $148,995          133,606
                                                                                    ========          =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest on deposits and borrowed funds                                          $ 36,825           35,457
   Income taxes                                                                            1                -
Summary of non-cash transactions:
  Transfer of loans receivable to foreclosed real estate                                 706              331
  Loans receivable swapped into mortgage-backed securities                             4,493            1,535
  Treasury stock received for option exercises                                            18              236
                                                                                    ========          =======

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                  Three Months Ended March 31, 1998 and 1997


(1)  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1998.

  The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three month period ended March 31, 1998 and 1997 and as of December 31, 1997. All material intercompany balances and transactions have been eliminated in consolidation.

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


                                             Three months Ended March 31, 1998              Three Months Ended March 31, 1997
                                          ---------------------------------------      --------------------------------------------
                                        Income           Shares       Per-Share          Income             Shares        Per-Share
                                     (Numerator)      (Denominator)     Amount         (Numerator)       (Denominator)      Amount
                                     -----------      -------------  ------------      -----------       --------------     ------
                                                                         (Dollars in thousands)
Basic earnings per share:
Income available to
 common shareholders                   $9,167          22,523,922       $   .41           $9,286           23,552,097       $  .39
                                                                        =======                                             ======
Effect of dilutive securities:
 Options                                                  815,358                                             713,402
                                                       ----------                                          ----------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                          $9,167          23,339,280       $   .39           $9,286           24,265,499       $  .38
                                       ======          ==========       =======           ======           ==========       ======


  All share and per share amounts have been adjusted for the 3-for-2 stock split announced by the Company on April 29, 1998, which is payable on July 10, 1998 to shareholders of record on June 18, 1998.

(3)  Commitments and Contingencies

  At March 31, 1998, the Bank had outstanding commitments to originate and purchase loans of $294.0 million, of which $212.0 million were fixed-rate loans, with rates ranging from 6.00% to 9.50%, and $82.0 million were adjustable-rate loans. At March 31, 1998, commitments to sell loans were $77.0 million.

  At March 31, 1998, the Bank had outstanding 18 standby letters of credit totaling $15.9 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had 11 outstanding standby letters of credit totaling $5.3 million related to real estate development improvements.

(4)  Statement of Cash Flows

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

  During the current period, the Bank sold its 100% beneficial interest in its two special-purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC"), for net proceeds of $912,000. Due to the sale, the Bank no longer consolidates these subsidiaries, which reduced mortgage-backed securities and borrowed funds by approximately $30.2 million. In addition, other borrowings were increased by a $6.0 million industrial revenue bond which secures a commercial office building the Company took title to in January 1998 and is included in real estate owned.

(5)  Reclassifications

  Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation.

(6)  New Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosure for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management of the Company does not expect that the adoption of SFAS No. 131 will have a material effect on the consolidated financial statements of the Company.

  The FASB has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits, "which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pensions and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company adopted SFAS No. 132 on January 1, 1998. The adoption did not have an effect on the consolidated financial statements of the Company.

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

  At March 31, 1998, the Bank was in compliance with all of its capital requirements as follows:

                                                        March 31, 1998             December 31, 1997
                                                    -----------------------     -----------------------
                                                                Percent of                  Percent of
                                                      Amount      Assets          Amount      Assets
                                                    ----------  -----------     ----------  -----------
                                                                 (Dollars in thousands)
Stockholder's equity of the Bank                    $  280,912        8.08%     $  279,165        8.15%
                                                    ==========       =====      ==========       =====
Tangible capital                                    $  234,460        6.86%     $  232,109        6.88%
Tangible capital requirement                            51,301        1.50          50,605        1.50
                                                    ----------       -----      ----------       -----
Excess                                              $  183,159        5.36%     $  181,504        5.38%
                                                    ==========       =====      ==========       =====
Core capital                                        $  234,460        6.86%     $  232,109        6.88%
Core capital requirement                               102,602        3.00         101,210        3.00
                                                    ----------       -----      ----------       -----
Excess                                              $  131,858        3.86%     $  130,899        3.88%
                                                    ==========       =====      ==========       =====
Core and supplementary capital                      $  249,730       14.01%     $  247,280       14.34%
Risk-based capital requirement                         142,557        8.00         137,906        8.00
                                                    ----------       -----      ----------       -----
Excess                                              $  107,173        6.01%     $  109,374        6.34%
                                                    ==========       =====      ==========       =====
Total Bank assets                                   $3,475,558                  $3,424,182
Adjusted total Bank assets                           3,420,053                   3,373,667
Total risk-weighted assets                           1,837,823                   1,774,644
Adjusted total risk-weighted assets                  1,781,963                   1,723,824
Investment in Bank's real estate subsidiaries           15,757                      15,351
                                                    ==========                  ==========

  A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                           March 31,         December 31,
                                                                             1998                1997
                                                                      ------------------   ----------------
                                                                                   (In thousands)

Stockholder's equity of the Bank                                             $280,912           279,165
Goodwill and other non-allowable intangible assets                            (30,702)          (31,330)
Non-permissible subsidiary deduction                                          (15,747)          (15,351)
Non-includable purchased mortgage servicing rights                                --               (249)
SFAS No. 115 capital adjustment                                                    (3)             (126)
                                                                             --------           -------
 Tangible and core capital                                                    234,460           232,109
General loan loss reserves                                                     15,625            15,475
Land loans greater than 80% loan-to-value                                        (355)             (304)
                                                                             --------           -------
 Core and supplementary capital                                              $249,730           247,280
                                                                             ========           =======

          Deductions from Regulatory Capital on Non-Permissible Activities

  Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiaries, Mid America Developments, and NW Financial. As of July 1, 1996, 100% of such investment in and advances to Mid America Developments and NW Financial was required to be deducted from capital.

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

  The following is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                3/31/98      12/31/97       9/30/97       6/30/97       3/31/97
                               --------      --------       -------       -------       -------
                                                      (In thousands)
Common stock                   $  2,157         1,657         1,657         1,657         1,657
Retained earnings                12,390        12,285        11,419        11,402        10,955
Intercompany advances             1,200         1,409         4,857         7,097         8,263
                               --------      --------       -------       -------       -------
                               $ 15,747        15,351        17,933        20,156        20,875
                               ========      ========       =======       =======       =======

          Interest Rate Risk Component of Regulatory Capital

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of March 31, 1998, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At March 31, 1998, the Bank met each of its capital requirements.

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

  As a result of the Funds Act, the FDIC has voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. Also, SAIF members continued to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

  The Bank's assessment rate is currently the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

  Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, concerted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow federal savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage on the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfathering, including for savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Changes in Financial Condition

  Total assets of the Company were $3.51 billion at March 31, 1998, an increase of $53.5 million from $3.46 billion at December 31, 1997. The increase is primarily due to an increase in savings deposits and FHLB of Chicago advances to fund one- to four-family loan originations.

  Cash and short-term investments totaled a combined $149.0 million at March 31, 1998, an increase of $2.1 million from the combined balance of $146.9 million at December 31, 1997.

  Investment securities classified as held to maturity decreased $15.3 million to $10.0 million at March 31, 1998. The decrease is primarily due to maturities of U.S. Government agency obligations totaling $10.0 million, and the call, prior to maturity, of $5.0 million of FHLB callable notes.

  Investment securities available for sale increased $49.0 million to $168.5 million at March 31, 1998. The increase is due to purchases of $96.2 million of primarily U.S. Government and agency securities, offset by maturities of $26.7 million, the call, prior to maturity of $20.0 million of FHLB callable notes, and sales of marketable equity securities with a book value of $1.2 million. The Company recognized a gain on the sale of investment securities of $328,000 during the three months ended March 31, 1998. At March 31, 1998, gross unrealized gains in the available for sale portfolio were $2.8 million compared to $2.5 million at December 31, 1997.

  Mortgage-backed securities classified as held to maturity decreased $45.2 million to $170.2 million at March 31, 1998, compared to $215.4 million at December 31, 1997. During the quarter, the Bank sold its 100% beneficial interest in both of its duration-matched special-purpose subsidiaries, MAFC, and NWAC. The Bank no longer consolidates these entities as a result of the sales, which led to a net reduction in mortgage-backed securities of approximately $30.2 million.

   Mortgage-backed securities available for sale increased $65,000 to $67.6 million at March 31, 1998. Amortization and prepayments of $6.7 million were offset by $6.5 million of purchases as well as an increase in unrealized gains in the portfolio. Gross unrealized gains in the available for sale portfolio were $240,000 at March 31, 1998, compared to $19,000 at December 31, 1997. The Bank has $129.5 million of CMO securities at March 31, 1998, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

   Loans receivable, including loans held for sale, increased $55.6 million, or 2.1%, to $2.76 billion at March 31, 1998. The Bank originated and purchased (through wholesale originations) $367.7 million during the three month period ended March 31, 1998. Offsetting this increase was amortization and prepayments totaling $245.7 million, as well as sales of $63.9 million. Loans receivable held for sale increased to $14.0 million as of March 31, 1998, compared to $6.5 million at December 31, 1997. The Company has increased its sales activity as a result of the significant increase in fixed-rate mortgage loan originations during the quarter.

   The allowance for loan losses totaled $15.6 million at March 31, 1998, an increase of $150,000 from the balance at December 31, 1997, due to a $200,000 provision for loan losses, offset by net charge-offs of $50,000. The Bank's allowance for loan losses to total loans outstanding was .56% at March 31, 1998, compared to .57% at December 31, 1997. Non-performing loans increased $1.8 million to $12.5 million at March 31, 1998, or .45% of total loans receivable, compared to $10.7 million, or .39% at December 31, 1997.

   Real estate held for development or sale decreased $1.4 million to $29.8 million at March 31, 1998. A summary of real estate held for development or sale is as follows:

                                  March 31,  December 31,
                                    1998         1997
                                  ---------  ------------
                                      (in thousands)
MAF Developments, Inc.
  Tallgrass of Naperville          $15,152      14,292
  Harmony Grove                      2,681       4,856
  Creekside of Remington             1,624       1,662
  Clow Creek Farm                       72         128
                                   -------     -------
                                    19,529      20,938
                                   -------     -------
Mid America Developments, Inc.
  Woods of Rivermist                   159         154
  Ashbury                               50          50
                                   -------     -------
                                       209         204
                                   -------     -------
NW Financial, Inc.
  Reigate Woods                      6,260       5,314
  Woodbridge                         2,962       3,498
  Fields of Ambria                     833       1,243
                                   -------     -------
                                    10,055      10,055
                                   -------     -------
                                   $29,793      31,197
                                   =======     =======

  The Company had 64 lot sales in Harmony Grove for the quarter ended March 31, 1998, which were offset, in part, by continued development costs of the final phase of the project. As of March 31, 1998, there are 16 lots under contract in Harmony Grove. A pre-sale to builders of 99 of the remaining 111 lots was held in April 1998, where 97 lots were sold, with expected closings in the third and fourth quarter of 1998. Clow Creek Farm is substantially complete, with only 4 lots remaining, of which two are under contract as of March 31, 1998. The Creekside of Remington subdivision, with 170 total lots, and 128 lots remaining, had one sale during the current three month period. Nine lots are under contract as of March

31, 1998. Tallgrass of Naperville is currently planned as a 565-lot joint venture in Naperville, Illinois with the purchase of land for an additional 533 lots currently in negotiations. The increase in balance is due to improvement costs in the first phase of the development. The Company expects the first lots to be sold in the fourth quarter of 1998.

   The $536,000 decrease in the Woodbridge subdivision is primarily due to the sale of six homesites since December 31, 1997. Of the remaining nine homesites, five are under contract as of March 31, 1998. The balance of Reigate Woods increased due to an increased number of sales under contract. At March 31, 1998 there are 41 remaining homesites, with 12 homesites under contract. There were two home sales in Fields of Ambria during the three months ended March 31, 1998. At March 31, 1998 there were four homesites remaining, with one under contract.

   Deposits increased $12.0 million, to $2.35 billion at March 31, 1998. After consideration of interest credited to accounts of $22.7 million for the three months ended March 31, 1998, actual cash outflows were $10.7 million.

   Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $25.8 million to $795.8 million at March 31, 1998. The primary reason for the increase is due to the Bank increasing its FHLB of Chicago advances by a net $50.0 million since December 31, 1997 and the assumption of a $6.0 million industrial revenue bond which secures a commercial office building the Company took title to in January 1998, offsetting this increase was a $30.2 million reduction in CMO borrowings associated with the sale of the Bank's 100% beneficial interest in its two duration-matched special-purpose finance subsidiaries.

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

   For the quarter ended March 31, 1998, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $186,000, compared to $267,000 for the three months ended March 31, 1997.

   As of March 31, 1998, the Bank's ratio of non-performing loans to total loans was .45%, compared to .39% at December 31, 1997 and .61% at March 31, 1997.

   Foreclosed real estate increased $6.4 million to $6.9 million at March 31, 1998, primarily due to the Company taking title to a commercial office building with a fair value of $6.5 million.

   Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:


                                                61-90 Days                       91 Days or More
                                    -----------------------------------  --------------------------------
                                                Principal                            Principal
                                     Number     Balance of    Percent    Number     Balance of    Percent
                                       Of       Delinquent      of         of       Delinquent      of
                                     Loans         Loans       Total      Loans        Loans       Total
                                    -------     ----------    -------    -------    ----------    -------
                                                            (Dollars in thousands)

   March 31, 1998                      63         $7,193       .26%        104        $11,260       .41%
                                       ==         ======       ===         ===        =======       ===
   December 31, 1997                   32         $2,697       .10%         86        $10,134       .37%
                                       ==         ======       ===         ===        =======       ===
   September 30, 1997                  39         $3,847       .14%         67        $11,822       .44%
                                       ==         ======       ===         ===        =======       ===
   June 30, 1997                       30         $3,946       .15%         73        $13,378       .52%
                                       ==         ======       ===         ===        =======       ===
   March 31, 1997                      46         $4,913       .20%         81        $14,102       .57%
                                       ==         ======       ===         ===        =======       ===

     Management does not believe that increases in 61-90 day delinquencies during the current quarter represent a material change in the credit quality of the Bank's loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:


                                                                              At
                                            ----------------------------------------------------------------------
                                             3/31/98      12/31/97    9/30/97     6/30/97     3/31/97    12/31/96
                                            ---------    ---------   ---------   ---------   ---------   ---------
                                                                        (In thousands)
          Real estate loans:
           One-to four-family:
            Held for investment             $2,459,572   2,408,393   2,341,861   2,258,938   2,198,886   2,160,525
            Held for sale                       14,008       6,537       6,620       4,697       6,284       6,495
           Multi-family                        108,618     105,051      99,949      97,515      97,483      92,968
           Commercial                           34,738      35,839      44,164      44,881      45,459      46,313
           Construction                         17,367      17,263      16,615      17,105      17,277      17,263
           Land                                 22,253      24,425      26,345      26,854      26,561      25,685
                                            ----------   ---------   ---------   ---------   ---------   ---------
            Total real estate loans          2,656,556   2,597,508   2,535,554   2,449,990   2,391,950   2,349,249

          Other loans:
           Consumer loans:
            Equity lines of credit              85,690      88,106      89,155      88,868      88,595      86,614
            Home equity loans                   34,711      34,447      31,629      22,866      13,634      14,251
            Other                                6,157       5,793       5,610       4,797       5,838       5,009
                                            ----------   ---------   ---------   ---------   ---------   ---------
            Total consumer loans               126,558     128,346     126,394     116,531     108,067     105,874
           Commercial business lines             2,628       2,659       2,360       2,312       2,333       1,871
                                            ----------   ---------   ---------   ---------   ---------   ---------
            Total other loans                  129,186     131,005     128,754     118,843     110,400     107,745
                                            ----------   ---------   ---------   ---------   ---------   ---------
            Total loans receivable           2,785,742   2,728,513   2,664,308   2,568,833   2,502,350   2,456,994

          Less:
           Loans in process                      7,778       6,683       7,005       6,990       6,700       7,620
           Unearned discounts, premiums
            and deferred loan fees, net           (402)       (772)       (268)        645         696       1,347
           Allowance for loan losses            15,625      15,475      18,337      18,182      18,010      17,914
                                            ----------   ---------   ---------   ---------   ---------   ---------
            Total loans receivable, net      2,762,741   2,707,127   2,639,234   2,543,016   2,476,944   2,430,113
          Loans receivable held for sale       (14,008)     (6,537)     (6,620)     (4,697)     (6,284)     (6,495)
                                            ----------   ---------   ---------   ---------   ---------   ---------
            Loans receivable, net           $2,748,733   2,700,590   2,632,614   2,538,319   2,470,660   2,423,618
                                            ==========   =========   =========   =========   =========   =========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                                At
                                                                       -------------------------------------------------------
                                                                        3/31/98  12/31/97  9/30/97  6/30/97  3/31/97  12/31/96
                                                                       --------  --------  -------  -------  -------  --------
                                                                                           (In thousands)
         Non-performing loans:
         One-to four-family and multi-family loans:
          Non-accrual loans                                             $ 8,900    7,039    6,260    8,965    8,757     7,680
          Accruing loans 91 days or more overdue                          2,508    2,071    1,547      845    1,008       896
                                                                        -------   ------   ------   ------   ------    ------
            Total                                                        11,408    9,110    7,807    9,810    9,765     8,576
                                                                        -------   ------   ------   ------   ------    ------
         Commercial real estate, construction and land loans:
          Non-accrual loans                                                 736    1,240    4,376    4,067    4,254     3,762
          Accruing loans 91 days or more overdue                             33       --       --       --      599       699
                                                                        -------   ------   ------   ------   ------    ------
            Total                                                           769    1,240    4,376    4,067    4,853     4,461
                                                                        -------   ------   ------   ------   ------    ------
         Other loans:
          Non-accrual loans                                                 210      181      225      461      366       353
          Accruing loans 91 days or more overdue                             96      124       24       25       79        74
                                                                        -------   ------   ------   ------   ------    ------
            Total                                                           306      305      249      486      445       427
                                                                        -------   ------   ------   ------   ------    ------
          Total non-performing loans:
            Non-accrual loans                                             9,846    8,460   10,861   13,493   13,377    11,795
            Accruing loans 91 days or more overdue                        2,637    2,195    1,571      870    1,686     1,669
                                                                        -------   ------   ------   ------   ------    ------
             Total                                                      $12,483   10,655   12,432   14,363   15,063    13,464
                                                                        =======   ======   ======   ======   ======    ======

         Non-accrual loans to total loans                                   .36%     .31      .41      .53      .54       .48
         Accruing loans 91 days or more overdue to total loans              .09      .08      .06      .03      .07       .07
                                                                        -------   ------   ------   ------   ------    ------
            Non-performing loans to total loans                             .45%     .39      .47      .56      .61       .55
                                                                        =======   ======   ======   ======   ======    ======
         Foreclosed real estate (net of related reserves):
          One- to four-family                                           $ 6,861      489    1,810      724      773     1,257
          Commercial, construction and land                                  --       --       --       --       --        --
                                                                        -------   ------   ------   ------   ------    ------
            Total                                                       $ 6,861      489    1,810      724      773     1,257
                                                                        =======   ======   ======   ======   ======    ======
         Non-performing loans and foreclosed real estate
          to total loans and foreclosed real estate                         .70%     .41      .54      .59      .63       .60
                                                                        =======   ======   ======   ======   ======    ======
         Total non-performing assets                                    $19,344   11,144   14,242   15,087   15,836    14,721
                                                                        =======   ======   ======   ======   ======    ======
         Total non-performing assets to total assets                        .55%     .32      .42      .45      .49       .46
                                                                        =======   ======   ======   ======   ======    ======

Liquidity and Capital Resources

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $26.7 million of 8.32% subordinated notes and $34.5 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases with excess cash flow. The Company also maintains a one year, $15.0 million unsecured revolving line of credit from a commercial bank, which was renewed and extended until April 30, 1999. For the three month period ended March 31, 1998, the Company received $7.5 million in dividends from the Bank and declared a common stock dividend of $.047 per share, which was paid on April 3, 1998.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current three month period the Bank borrowed $60.0 million of primarily fixed-rate FHLB of Chicago advances and repaid $10.0 million of maturing advances to fund the net increase in mortgage loan originations held for investment for the current quarter.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended March 31, 1998, the Bank's average liquidity ratio was 11.64%. At March 31, 1998, total liquidity was $271.7 million, or 11.1%, which was $173.9 million in excess of the 4.0% regulatory requirement.

  During the three months ended March 31, 1998, the Bank originated and purchased loans totaling $367.7 million compared with $195.8 million during the same period a year ago. Loan sales and swaps for the three months ended March 31, 1998, were $63.9 million, compared to $19.8 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $294.0 million and commitments to sell or swap loans of $77.0 million at March 31, 1998.

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

  The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the current three month period, the Bank began to sell more of its fixed-rate originations than it had over the previous twelve months to manage its interest rate risk.

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

  The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at March 31, 1998, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals.

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


                                                                      At March 31, 1998
                                            ----------------------------------------------------------------------
                                                        More Than   More Than    More Than
                                             6 Months   6 Months     1 Year     3 Years to   More Than
                                             or Less    to 1 Year  to 3 Years     5 Years     5 Years      Total
                                             --------   ---------  -----------  -----------  ----------  ---------
                                                                        (In thousands)
Interest-earning assets:
 Loans receivable                            $649,252    435,442     767,212      168,947      757,111   2,777,964
 Mortgage-backed securities                    95,084     50,449      40,024       25,673       25,927     237,157
 Interest-bearing deposits                     19,649         --          --           --           --      19,649
 Federal funds sold                            88,343         --          --           --           --      88,343
 Investment securities (1)                    116,977     20,884      12,054        7,963       56,592     214,470
                                             --------    -------     -------     --------      -------   ---------
  Total interest-earning assets               969,305    506,775     819,290      202,583      839,630   3,337,583
Less yield adjustments, net                       264        322         264         (177)         404       1,077
                                             --------    -------     -------     --------      -------   ---------
  Total net interest-earning assets           969,569    507,097     819,554      202,406      840,034   3,338,660
Impact of hedging activity (2)                 14,008         --          --           --      (14,008)         --
                                             --------    -------     -------     --------      -------   ---------
  Total net interest-earning assets
adjusted for impact of hedging activities     983,577    507,097     819,554      202,406      826,026   3,338,660
                                             --------    -------     -------     --------      -------   ---------
Interest-bearing liabilities:
 NOW and checking accounts                     14,477     13,247      48,483       30,116       63,998     170,321
 Money market accounts                        142,879         --          --           --           --     142,879
 Passbook accounts                             54,925     50,256     183,937      114,258      242,797     646,173
 Certificate accounts                         611,949    336,161     299,520       35,492       13,151   1,296,273
 FHLB advances                                 80,000    105,000     270,000      195,000       60,500     710,500
 Other borrowings                              65,304         --      20,000           --       26,798     112,102
                                             --------    -------     -------     --------      -------   ---------
  Total interest-bearing liabilities          969,534    504,664     821,940      374,866      407,244   3,078,248
                                             --------    -------     -------     --------      -------   ---------
Interest sensitivity gap                     $ 14,043      2,433      (2,386)    (172,460)     418,782     260,412
                                             ========    =======     =======     ========      =======   =========
Cumulative gap                               $ 14,043     16,476      14,090     (158,370)     260,412
                                             ========    =======     =======     ========      =======
Cumulative gap assets as a percentage
 of total assets                                  .42%       .49         .42        (4.74)        7.80
Cumulative net interest-earning assets as
 a percentage of interest-bearing
 liabilities                                   101.45%    101.12      100.61        94.07       108.46

------------------------------
(1) Includes $36.0 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balance Sheets

  The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 1998 includes fees which are considered adjustments to yield.


                                                            Three Months Ended March 31,
                                          -----------------------------------------------------------------      At March 31,
                                                       1998                              1997                        1998
                                          -------------------------------  --------------------------------  ---------------------
                                                                 Average                           Average
                                           Average                Yield/     Average                Yield/                 Yield/
                                           Balance     Interest    Cost      Balance     Interest    Cost     Balance       Cost
                                          ----------   --------  --------  ----------    --------  --------  ----------    -------
                                                                          (Dollars in Thousands)
Assets:
Interest-earning assets:
 Loans receivable                         $2,754,100     51,817    7.53%   $2,462,723     47,524     7.72%   $2,778,366     7.63%
 Mortgage-backed securities                  252,302      4,176    6.62       345,882      6,018     6.96       237,832     6.70
 Interest-bearing deposits (1)                49,300        833    6.76        67,929      1,044     6.15       214,470     6.28
 Federal funds sold (1)                       82,074      1,396    6.80        38,052        589     6.19        19,649     5.50
 Investment securities (2)                   189,108      3,106    6.57       151,534      2,881     7.60        88,343     5.46
                                          ----------    -------            ----------    -------             ----------
  Total interest-earning assets            3,326,884     61,328    7.37     3,066,120     58,056     7.57     3,338,660     7.41
Non-interest earning assets                  165,841                          161,524                           172,525
                                          ----------                       ----------                        ----------
  Total assets                            $3,492,725                       $3,227,644                        $3,511,185
                                          ==========                       ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Deposits                                 $2,242,762     24,251    4.39    $2,197,211     23,789     4.39    $2,255,646     4.41
 Borrowed funds                              825,894     13,044    6.32       643,278     10,626     6.61       822,602     6.35
                                          ----------    -------            ----------    -------             ----------
  Total interest-bearing liabilities       3,068,656     37,295    4.91     2,840,489     34,415     4.89     3,078,248     4.93
                                                        -------    ----                  -------     ----                   ----
Non-interest bearing deposits                 86,749                           67,820                            93,328
Other liabilities                             69,553                           65,745                            67,839
                                          ----------                       ----------                        ----------
  Total liabilities                        3,224,958                        2,974,054                         3,239,415
Stockholders' equity                         267,767                          253,590                           271,770
                                          ----------                       ----------                        ----------
  Liabilities and stockholders' equity    $3,492,725                       $3,227,644                        $3,511,185
                                          ==========                       ==========                        ==========
Net interest income/interest rate                       $24,033    2.46%                 $23,641     2.68%                  2.48%
  spread                                                =======    ====                  =======     ====                   ====

Net earning assets/net yield on
  average interest-earning assets         $  258,228               2.89%   $  225,631                3.08%   $  260,412     N/A
                                          ==========               ====    ==========                ====    ==========     ====

Ratio of interest-earning assets to
  interest-bearing liabilities                108.42%                          107.94%                           108.46%
                                          ==========                       ==========                        ==========

-------------------------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

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

                                                      Three Months Ended March 31, 1998
                                                          Compared to March 31, 1997
                                                             Increase (Decrease)
                                                   ----------------------------------------
                                                      Volume         Rate          Net
                                                   ------------  ------------  ------------
                                                                (In thousands)
Interest-earning assets:
  Loans receivable                                    $ 5,507       (1,214)        4,293
  Mortgage-backed securities                           (1,561)        (281)       (1,842)
  Interest bearing deposits                              (307)          96          (211)
  Federal funds sold                                      743           64           807
  Investment securities                                   651         (426)          225
                                                      -------       ------        ------
    Total                                               5,033       (1,761)        3,272
                                                      -------       ------        ------

Interest-bearing liabilities:
  Deposits                                                493          (31)          462
  Borrowed funds                                        2,902         (484)        2,418
                                                      -------       ------        ------
    Total                                               3,395         (515)        2,880
                                                      -------       ------        ------
Net change in net interest income                     $ 1,638       (1,246)          392
                                                      =======       ======        ======

Comparison of the Three Months Ended March 31, 1998 and 1997

  General - Net income for the three months ended March 31, 1998 was $9.2 million, or $.39 per diluted share, compared to net income of $9.3 million, or $.38 per diluted share for the three months ended March 31, 1997. The higher earnings per share on slightly lower income is the result of the Company's stock repurchase program during 1997.

  Net interest income - Net interest income was $24.0 million for the current quarter, compared to $23.6 million for the quarter ended March 31, 1997, an increase of $441,000. The Company's average net interest-earning assets increased to $258.2 million for the three months ended March 31, 1998, compared to $225.6 million for the three months ended March 31, 1997, offset by a decline in the Company's net interest margin to 2.89% for the current three month period, from 3.08% for the prior year period. The primary reason for the decline in the net interest margin is the reduction in the average yield on mortgage loans, which decreased 19 basis points during the current three month period, due to reduced portfolio interest rates from refinance activity as well as accelerated amortization of deferred loan expenses.

  Interest income on loans receivable increased $4.3 million as a result of a $291.4 million increase in average loans receivable, while the average yield of loans receivable decreased 19 basis points. Interest income on mortgage-backed securities decreased $1.8 million to $4.2 million for the current quarter, due to a $93.6 million decrease in average balances. This decline in average balance is a result of higher prepayments, and the impact of the sale of the Bank's 100% beneficial interests in its two special-purpose finance subsidiaries. Interest income on investment securities increased $274,000 to $3.1 million, due to the increase in average balance.

  Interest expense on deposit accounts increased $462,000 to $24.3 million, due to an increase in average deposits of $45.6 million during the current three month period, while the average cost of savings remained steady at 4.39%.

  Interest expense on borrowed funds increased $2.4 million to $13.0 million, as a result of a $182.6 million increase in the average balance of borrowed funds, offset by a 29 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $238.8 million, offset by a decrease in average reverse repurchase agreements and CMO bonds payable of $59.1 million since March 31, 1997. The reduction in average cost is due to maturing FHLB advances being redrawn at lower interest rates, as well as the reduction in CMO bonds payable due to the sale of the Bank's residual interests which carried a weighted average cost of 9.46%.

  Provision for loan losses - The Bank provided $200,000 in provision for loan losses during the current three month period, compared to $300,000 for the prior three month period. Net charge-offs during the current quarter were $50,000, compared to net charges-offs of $204,000 for the three months ended March 31, 1997. At March 31, 1998, the Bank's allowance for loan losses was $15.6 million, which equaled .56% of total loans receivable, compared to .57% at December 31, 1997. The ratio of the allowance for loan losses to non-performing loans was 125.2% at March 31, 1998 compared to 145.2% at December 31, 1997, and 119.6% at
March 31, 1997.

  Non-interest income - Non-interest income increased 8.2% to $5.4 million for the three months ended March 31, 1998, compared to $5.0 million for the three months ended March 31, 1997.

  Gain on sale of loans and mortgage-backed securities increased to a combined $447,000 for the three months ended March 31, 1998, compared to a combined $24,000 for the three months ended March 31, 1997. Current quarter loan volume consisted of primarily long-term fixed rate loans, which the Bank actively sold during the current period. Loan sale volume was $59.4 million, compared to $18.3 million for the three months ended March 31, 1997. The gain on sale of mortgage-backed securities represents loans originated by the Bank and swapped into mortgage-backed securities prior to sale. During the three months ended March 31, 1998, $4.5 million of loans were swapped and sold, compared to $1.5 million during the three months ended March 31, 1997.

  The Company recognized $328,000 in gains on investment securities for the three months ended March 31, 1998, compared to $78,000 for the prior year period, primarily due to sales of marketable equity securities, and $75,000 from the sale of beneficial interests in MAFC and NWAC.

  Income from real estate operations decreased $615,000 to $801,000 for the three months ended March 31, 1998. A summary of income from real estate operations is as follows:

                                                Three Months Ended March 31,
                                      -------------------------------------------------
                                               1998                      1997
                                      -----------------------  ------------------------
                                                   Pre-tax
                                         # of       Income        # of       Pre-tax
                                         Lots        Loss         Lots        Income
                                      ----------  ----------   ----------  ------------
                                                   (dollars in thousands)
     Harmony Grove                            64      $694          37        $  685
     Clow Creek Farm                           2        85           5           194
     Woodbridge                                6         2           8            15
     Reigate Woods                             -        30           2           132
     Fields of Ambria                          2       (11)          5            41
     Ashbury                                   -         -           4           203
     Creekside of  Remington                   1         1           -             -
     Woods of Rivermist                        -         -           3           146
                                              --      ----          --        ------
                                              75      $801          64        $1,416
                                              ==      ====          ==        ======

  Harmony Grove, with a total of 386 lots, commenced sales in 1996. To date, the project has sold 259 lots, 64 in the current quarter. Of the remaining 127 lots, 16 lots are under contract as of March 31, 1998. The Woodbridge subdivision consists of 531 residential lots. At March 31, 1998, 9 lots remained with 5 under contract. The decrease in sales is due to the subdivision being substantially sold out. The Company expects to close the current pending sales during the next quarter. The 85-lot Reigate Woods subdivision had no sales during the current quarter, with 41 homesites remaining. Twelve homesites are under contract as of March 31, 1998. Lot sale profits per lot in Clow Creek Farm improved due to higher prices in the 260-lot subdivision, as it nears completion. At March 31, 1998, two of the remaining four lots are under contract. The Company had one sale in the Creekside of Remington subdivision, which is a 170-lot development. Project to date sales have been slower than in other projects. At March 31, 1998, nine lots are under contract. The Fields of Ambria subdivision is nearly complete, with two sales during the current quarter. Only four of the 240 total homesites in this project remain unsold at March 31, 1998. The Woods of Rivermist development has two lots remaining to be sold at March 31, 1998. Prior year Ashbury profits represent the sale of the last residential lots.

  The Company also entered into a contract during the quarter for the sale of approximately 26.5 acres of a 48-acre commercial real estate parcel located in Elgin, Illinois. The sale is expected to close in the fourth quarter of 1998 at a pre-tax gain of $3.4 million.

  Deposit account service charges increased $191,000, or 12.2% to $1.8 million for the three months ended March 31, 1998, primarily due to continued growth in the number of checking accounts and related fees. Brokerage commissions increased $194,000 or 40.8% for the three months ended March 31, 1998 compared to the prior year quarter due to strong financial markets.

  Loan servicing fee income decreased $243,000 to $363,000, for the three months ended March 31, 1998. The average balance of loans serviced for others decreased 5.9% to $980.8 million for the current three month period, compared to $1.04 billion for the prior year period. Amortization of servicing rights equaled $278,000 for the three months ended March 31, 1998, compared to $81,000 for the prior three month period.

  Other non-interest income increased $218,000, or 27.2% to $1.0 million for the three months ended March 31, 1998, due to increased fee income from loan modifications and prepayment penalties.

  Non-interest expense - Non-interest expense increased $1.4 million to $14.4 million for the three months ended March 31, 1998.

  Compensation and benefits increased $1.1 million to $8.5 million for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase is primarily due to increased compensation and benefit costs at two new branches, increased medical expenses and higher loan compensation as a result of the record loan volume during the quarter.

  Occupancy expense increased 8.0% to $1.7 million for the three months ended March 31, 1998 compared to the prior year period, primarily due to the opening of two new branches during 1997.

  Advertising and promotion expense increased $156,000 for the three months ended March 31, 1998 compared to the prior year due to expenditures related to the new branch openings and special deposit and equity loan promotions.

  Income taxes - For the three months ended March 31, 1998, income tax expense totaled $5.7 million, or an effective income tax rate of 38.2%, compared to $6.0 million, or an effective income tax rate of 39.1%, for the three months ended March 31, 1997.

Quantitative and Qualitative Disclosures About Market Risk

   There has been no material change in market risk since December 31, 1997, as reported in the Company's Form 10-K.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

        The Company is not presently engaged in any legal proceedings of a material nature.

Item 2. Changes in Securities

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company held its Annual Meeting of Shareholders on April 29,
            1998.

        (b) The names of each director elected at the Annual Meeting are as follows:

                                 Terry A. Ekl
                                Kenneth Koranda
                                 Lois B. Vasto
                              Jerry A. Weberling

            The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

                    Robert Bowles, M.D.             Henry Smogolski
                    Joe F. Hanauer                  F. William Trescott
                    Allen H. Koranda                Andrew J. Zych

        (c) The following matters were voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast with respect to the matter follows.

            (i) Approval of amendments to the MAF Bancorp, Inc. 1990 Incentive
                Stock Option Plan:

                            For          Against         Abstain
                        ----------      ---------        -------
                        11,707,591      1,731,674         74,292

            (ii) Ratification of the appointment of KPMG Peat Marwick LLP as the
                 Company's independent auditors for the year ending December 31, 1998:

                            For          Against         Abstain
                        ----------       -------         -------
                        13,452,531        29,177          31,849


        (d) None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit No. 11. Statement re: Computation of per share earnings

                                                                  Quarter Ended
                                                                  March 31, 1998
                                                                  --------------
            Net income                                              $ 9,167,000
                                                                    ===========
            Weighted average common shares outstanding               22,523,922
                                                                    ===========
            Basic earnings per share                                $       .41
                                                                    ===========
            Weighted average common shares outstanding               22,523,922
            Common stock equivalents due to dilutive
            effect on stock options                                     815,358
                                                                    -----------
            Total weighted average common shares and equivalents
              outstanding for diluted computation                    23,339,280
                                                                    ===========
            Diluted earnings per share                              $       .39
                                                                    ===========

        (b) Reports on Form 8-K.

            None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    MAF Bancorp. Inc.
                                           ------------------------------------
                                                       (Registrant)



Date:      May 12, 1998                By:        /s/  Allen H. Koranda
       --------------------                ------------------------------------
                                                     Allen H. Koranda
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                                (Duly Authorized Officer)



Date:      May 12, 1998                By:       /s/  Jerry A. Weberling
       --------------------                ------------------------------------
                                                   Jerry A. Weberling
                                              Executive Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)