Form 10-Q
period 1998-06-30
MAF BANCORP INC
filed 1998-08-13
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q




   (Mark one)
      [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 22,608,471 at August 12, 1998.

================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      Index
                                      -----

Part I.    Financial Information                                                            Page
-------    ---------------------                                                            ----
Item 1     Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 1998 (unaudited) and December 31, 1997.........................     3

           Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 1998 and 1997 (unaudited)...............................     4

           Consolidated Statements of Changes in Stockholders' Equity
           for the Six Months Ended June 30, 1998 (unaudited)............................     5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and 1997 (unaudited)...........................     6

           Notes to Unaudited Consolidated Financial Statements..........................     8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................    10

Item 3     Quantitative and Qualitative Disclosures About Market Risk....................    31

Part II.   Other Information
--------   -----------------

Item 1     Legal Proceedings.............................................................    32

Item 2     Changes in Securities.........................................................    32

Item 3     Defaults Upon Senior Securities...............................................    32

Item 4     Submission of Matters to a Vote of Security Holders...........................    32

Item 5     Other Information.............................................................    32

Item 6     Exhibits and Reports on Form 8-K..............................................    32

           Signature Page................................................................    33

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)

                                                                                    June 30,          December 31,
                                                                                      1998                1997
                                                                                   -----------          -------
                                                                                   (Unaudited)
Assets
------
Cash and due from banks                                                           $    39,344            39,721
Interest-bearing deposits                                                              29,557            57,197
Federal funds sold                                                                     77,304            50,000
Investment securities, at amortized cost (fair value of $10,852 at
   June 30, 1998 and $26,222 at December 31, 1997)                                      9,980            25,268
Investment securities available for sale, at fair value                               184,036           119,510
Stock in Federal Home Loan Bank of Chicago, at cost                                    40,525            33,025
Mortgage-backed securities, at amortized cost (fair value of $152,864
   at June 30, 1998 and $216,867 at December 31, 1997)                                153,345           215,449
Mortgage-backed securities available for sale, at fair value                           63,097            67,559
Loans receivable held for sale                                                         42,993             6,537
Loans receivable, net of allowance for loan losses of $15,689
   at June 30, 1998 and $15,475 at December 31, 1997                                2,781,793         2,700,590
Accrued interest receivable                                                            21,080            20,970
Foreclosed real estate                                                                  6,766               489
Real estate held for development or sale                                               26,287            31,197
Premises and equipment, net                                                            37,702            35,820
Excess of cost over fair value of net assets acquired                                  23,938            24,606
Other assets                                                                           31,909            29,726
                                                                                   ----------        ----------
                                                                                  $ 3,569,656         3,457,664
                                                                                   ==========        ==========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits                                                                         2,353,499         2,337,013
   Borrowed funds                                                                     846,000           770,013
   Subordinated capital notes, net                                                     26,817            26,779
   Advances by borrowers for taxes and insurance                                       24,371            22,679
   Accrued expenses and other liabilities                                              39,076            37,769
                                                                                   ----------        ----------
     Total liabilities                                                              3,289,763         3,194,253
                                                                                   ----------        ----------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
     shares; none outstanding                                                               -                 -
   Common stock, $.01 par value; authorized 40,000,000 shares;
     25,420,678 shares issued; 22,576,705 outstanding at June 30, 1998,
     25,420,681 shares issued; 22,518,662 outstanding at December 31, 1997                254               254
   Additional paid-in capital                                                         172,210           172,201
   Retained earnings, substantially restricted                                        144,561           128,917
   Accumulated other comprehensive income, net of tax                                   1,699             1,552
   Treasury stock, at cost; 2,843,973 shares at June 30, 1998
    and 2,902,019 shares at December 31, 1997                                         (38,831)          (39,513)
                                                                                   ----------        ----------
     Total stockholders' equity                                                       279,893           263,411
                                                                                   ----------        ----------
Commitments and contingencies
                                                                                  $ 3,569,656         3,457,664
                                                                                   ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                                      Three Months Ended          Six Months Ended
                                                                           June 30,                  June 30,
                                                                      ------------------          -----------------
                                                                        1998       1997           1998         1997
                                                                        ----       ----           ----         ----
                                                                          (Unaudited)               (Unaudited)
Interest income:
   Loans receivable                                                  $ 52,551     48,871       $ 104,368       96,395
   Mortgage-backed securities                                           2,583      4,363           5,709        8,949
   Mortgage-backed securities available for sale                        1,006      1,346           2,056        2,778
   Investment securities                                                  811      1,028           1,824        2,755
   Investment securities available for sale                             2,667      1,256           4,720        2,321
   Interest-bearing deposits and federal funds sold                     2,195      1,977           4,424        3,610
                                                                       ------    -------         -------      -------
       Total interest income                                           61,813     58,841         123,101      116,808
                                                                       ------    -------         -------      -------
Interest expense:
   Deposits                                                            24,144     24,522          48,395       48,311
   Borrowed funds                                                      13,461     11,045          26,505       21,671
                                                                       ------    -------         -------      -------
       Total interest expense                                          37,605     35,567          74,900       69,982
                                                                       ------    -------          ------      -------
       Net interest income                                             24,208     23,274          48,201       46,826
Provision for loan losses                                                 200        300             400          600
                                                                       ------    -------         -------      -------
       Net interest income after provision for loan losses             24,008     22,974          47,801       46,226
                                                                       ------    -------         -------      -------
Non-interest income:
   Gain (loss) on sale of:
     Loans receivable                                                     804         81           1,209           99
     Mortgage-backed securities                                           126          1             168            7
     Investment securities                                                 70         10             398           88
     Foreclosed real estate                                                21        (43)             66           25
   Income from real estate operations                                   1,298      1,558           2,099        2,974
   Deposit account service charges                                      2,079      1,763           3,832        3,325
   Loan servicing fee income                                              393        594             756        1,200
   Brokerage commissions                                                  839        503           1,509          979
   Other                                                                1,227        982           2,266        1,784
                                                                       ------    -------         -------      -------
       Total non-interest income                                        6,857      5,449          12,303       10,481
                                                                       ------    -------         -------      -------
Non-interest expense:
   Compensation and benefits                                            8,755      7,354          17,252       14,704
   Office occupancy and equipment                                       1,694      1,528           3,346        3,058
   Advertising and promotion                                              584        666           1,237        1,163
   Data processing                                                        564        514           1,096          973
   Federal deposit insurance premiums                                     366        371             728          737
   Amortization of goodwill                                               334        334             668          673
   Other                                                                2,589      2,592           4,976        5,097
                                                                       ------    -------         -------      -------
       Total non-interest expense                                      14,886     13,359          29,303       26,405
                                                                       ------    -------         -------      -------
       Income before income taxes                                      15,979     15,064          30,801       30,302
Income tax expense                                                      6,199      4,854          11,854       10,806
                                                                       ------    -------         -------      -------
       Net income                                                    $  9,780     10,210          18,947       19,496
                                                                       ======    =======         =======      =======
Basic earnings per share                                             $    .43        .44             .84          .83
                                                                       ======    =======         =======      =======
Diluted earnings per share                                           $    .42        .42             .81          .81
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

                      MAF BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                Accumulated
                                                                          Additional              other
                                                                Common     paid-in    Retained  comprehensive Treasury
       Six Months Ended June 30, 1998                           stock      capital    earnings    income       stock       Total
       ------------------------------                           -----      -------    --------    ------       -----       -----
Balance at December 31, 1997                                   $    254    172,201    128,917       1,552     (39,513)    263,411
                                                               --------   --------   --------    --------    --------    --------
Comprehensive income:
  Net income                                                         --         --     18,947          --          --      18,947
  Other comprehensive income, net of tax:
    Unrealized holding gain during the period                        --         --         --         287          --         287
    Less:  reclassification adjustment of gains
      included in net income                                         --         --         --        (140)         --        (140)
                                                               --------   --------   --------    --------    --------    --------
  Total comprehensive income                                         --         --     18,947         147          --      19,094
                                                               --------   --------   --------    --------    --------    --------
Exercise of 64,316 options and reissuance
  of treasury stock                                                  --         --       (669)         --         819         150
Purchase of treasury stock                                           --         --         --          --        (137)       (137)
Tax benefits from stock-related compensation                         --          9         --          --          --           9
Cash dividends ($.117 per share)                                     --         --     (2,634)         --          --      (2,634)
                                                               --------   --------   --------    --------    --------    --------
Balance at June 30, 1998                                       $    254    172,210    144,561       1,699     (38,831)    279,893
                                                               ========   ========   ========    ========    ========    ========



    See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                            1998            1997
                                                                                         ----------       ---------
                                                                                                 (Unaudited)
Operating activities:
Net income                                                                               $   18,947          19,496
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
       Depreciation and amortization                                                          1,722           1,488
       Provision for loan losses                                                                400             600
       Deferred income tax benefit                                                             (366)           (683)
       Amortization of premiums, discounts, loan fees and servicing rights                    1,142             720
       Amortization of goodwill and core deposit premium                                      1,255           1,382
       Net gain on sale of loans, mortgage-backed securities,
         and real estate held for development or sale                                        (3,476)         (3,080)
       Gain on sale of investment securities                                                   (398)            (88)
       Increase in accrued interest receivable                                                 (508)           (414)
       Net (increase) decrease in other assets and liabilities                               (3,846)            780
   Loans originated for sale                                                               (166,004)         (5,137)
   Loans purchased for sale                                                                 (54,767)        (38,731)
   Sale of loans originated and purchased for sale                                          183,796          44,479
   Sale of mortgage-backed securities available for sale                                     15,207           2,210
                                                                                         ----------       ---------
           Net cash provided by (used in) operating activities                               (6,896)         23,022
                                                                                         ----------       ---------
Investing activities:
   Loans originated for investment                                                         (467,367)       (319,638)
   Principal repayments on loans receivable                                                 484,318         280,321
   Principal repayments on mortgage-backed securities                                        45,961          38,367
   Proceeds from maturities of investment securities available for sale                      71,964          50,936
   Proceeds from maturities of investment securities held to maturity                        15,000          40,492
   Proceeds from sale of:
     Loans receivable                                                                           888           1,253
     Investment securities available for sale                                                 1,522             501
     Investments held to maturity                                                               912               -
     Real estate held for development or sale                                                16,359          20,231
     Premises and equipment                                                                       1             172
     Stock in FHLB of Chicago                                                                   500           6,299
   Purchases of:
     Loans receivable held for investment                                                  (114,374)        (80,028)
     Investment securities available for sale                                              (137,403)        (64,229)
     Investment securities held to maturity                                                    (590)         (3,244)
     Mortgage-backed securities available for sale                                           (9,552)              -
     Stock in FHLB of Chicago                                                                (8,000)         (1,845)
     Real estate held for development or sale                                                (6,635)        (20,598)
     Premises and equipment                                                                  (3,604)         (3,353)
                                                                                         ----------       ---------
           Net cash used in investing activities                                           (110,100)        (54,363)
                                                                                         ----------       ---------

                                                                                                        (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                             1998              1997
                                                                          ----------        ----------
                                                                                   (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                                     $160,000           100,000
 Repayment of FHLB of Chicago advances                                       (35,000)          (55,000)
 Repayment of collateralized mortgage obligation                                   -            (3,974)
 Net decrease in other borrowings                                            (24,804)                -
 Proceeds from exercise of stock options                                         150                70
 Purchase of treasury stock                                                     (137)          (10,148)
 Cash dividends                                                               (2,104)           (1,885)
 Net increase in deposits                                                     16,486            39,566
 Decrease in advances by borrowers for taxes and insurance                     1,692             1,978
                                                                          ----------        ----------
     Net cash provided by financing activities                               116,283            70,607
                                                                          ----------        ----------
Increase (decrease) in cash and cash equivalents                                (713)           39,266
                                                                          ----------        ----------
Cash and cash equivalents at beginning of period                             146,918           125,717
                                                                          ----------        ----------
Cash and cash equivalents at end of period                                  $146,205           164,983
                                                                          ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                                   $ 74,681            70,723
  Income taxes                                                                10,401            10,600
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate                          849               972
 Loans receivable swapped into mortgage-backed securities                     15,144             2,202
 Treasury stock received for option exercises                                     18               236
                                                                          ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
               Three and Six Months Ended June 30, 1998 and 1997

(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1998.

    The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and six month periods ended June 30, 1998 and 1997 and as of December 31, 1997. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                           Three months Ended June 30, 1998                   Three Months Ended June 30, 1997
                                     -------------------------------------------        --------------------------------------------

                                       Income            Shares        Per-Share          Income             Shares        Per-Share

                                     (Numerator)      (Denominator)     Amount          (Numerator)       (Denominator)     Amount
                                     -----------      -------------     ------          -----------       -------------     ------
                                                                       (Dollars in thousands)
Basic earnings per share:
 Income available to
  common shareholders                $   9,780          22,562,943      $   .43         $   10,210          23,290,619     $  .44
                                                                         ======                                             =====
Effect of dilutive securities:
 Options                                                   814,923                                             744,077
                                                        ----------                                          ----------
Diluted earnings per share -
 Income available to common
  shareholders plus assumed
  conversions                        $   9,780          23,377,866      $   .42         $   10,210          24,034,696     $  .42
                                      ========          ==========        =====            =======          ==========      =====


                                           Three months Ended June 30, 1998                   Three Months Ended June 30, 1997
                                     -------------------------------------------        --------------------------------------------

                                       Income            Shares        Per-Share          Income             Shares        Per-Share
                                     (Numerator)      (Denominator)     Amount          (Numerator)       (Denominator)     Amount
                                     -----------      -------------     ------          -----------       -------------     ------
                                                                       (Dollars in thousands)
Basic earnings per share:
 Income available to
  common shareholders                $  18,947          22,543,121       $  .84           $ 19,496          23,421,047     $  .83
                                                                          =====                                             =====
Effect of dilutive securities:
 Options                                                   815,130                                             728,731
                                                        ----------                                          ----------
Diluted earnings per share -
 Income available to common
  shareholders plus assumed
  conversions                        $  18,947          23,358,251       $  .81           $ 19,496          24,149,778     $  .81
                                      ========          ==========        =====            =======          ==========      =====

    All share and per share amounts have been adjusted for the 3-for-2 stock split announced by the Company on April 29, 1998, which was paid on July 10, 1998 to shareholders of record on June 18, 1998.

(3) Commitments and Contingencies

    At June 30, 1998, the Bank had outstanding commitments to originate and purchase loans of $327.3 million, of which $244.0 million were fixed-rate loans, with rates ranging from 5.875% to 9.5%, and $83.3 million were adjustable-rate loans. At June 30, 1998, commitments to sell loans were $47.8 million.

    At June 30, 1998, the Bank had outstanding 16 standby letters of credit totaling $15.6 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had 16 outstanding standby letters of credit totaling $3.6 million related to real estate development improvements.


(4) Statement of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

    During the current six-month period, the Bank sold its 100% beneficial interest in its two special-purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC"), for net proceeds of $912,000. Due to the sale, the Bank no longer consolidates these subsidiaries, which reduced mortgage-backed securities and borrowed funds by approximately $30.2 million. In addition, other borrowings increased $6.0 million, due to the assumption of an industrial revenue bond that secures a commercial office building the Company owns in foreclosed real estate.

(5) Comprehensive Income

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company as of January 1, 1998. This statement requires reporting of changes in stockholders' equity that do not result directly from transactions from nonowner sources. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                             Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                               1998       1997          1998       1997
                                                             --------   --------      --------   --------
                                                                             (In thousands)

Net income                                                    $9,780     10,210        18,947     19,496
Other comprehensive income, net of tax
  Net unrealized holding gain (loss) during the period           (97)       855           284        373
  Less: reclassification adjustment of gains included
    in net income                                                 (9)        -           (137)       (21)
                                                              ------     ------        ------     ------
Total comprehensive income                                    $9,674     11,065        19,094     19,848
                                                              ======     ======        ======     ======

(6) New Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement requires disclosure for each segment that is similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. Management of the Company does not expect that the adoption of SFAS No. 131 will have a material effect on the consolidated financial statements of the Company.

    The FASB has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pensions and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company adopted SFAS No. 132 on January 1, 1998. The adoption did not have an effect on the consolidated financial statements of the Company.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income. Management of the Company does not expect that the adoption of SFAS No. 133 will have a material effect on the consolidated financial statements of the Company.

(7) Reclassifications

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


  The Bank is a consumer-oriented financial institution offering various financial services to its customers through 23 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

Year 2000 Compliance

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. The Bank's daily operations rely heavily on software applications that could be affected by year 2000 issues.

  The Bank has prepared a comprehensive "Year 2000" plan, which has identified both internal and external computer systems and software, as well as non-computer related hardware and systems that contains embedded technology, that have the potential to create an operational problem at the turn of the century. The plan's implementation status is reviewed monthly with senior management and the Board of Directors. The Bank's year 2000 plan calls for testing and certifying all mainframe software applications and internal network communications in October 1998 and the Bank expects to have fully implemented its year 2000 plan by March 31, 1999, although there can be no assurances as to the timely completion of any necessary corrective actions to systems and software.

  The Bank owns all of its computer hardware, including its mainframe computer that processes customer transactions. However, it relies on outside vendors who write and support the software applications that run on its mainframe and PCs. The Bank also has many proprietary programs written internally for management reporting or for the support of other operations at the Bank. The Bank has identified and prioritized the review and testing of its outside vendor software, including its mainframe software, as well as its internal programs which are at risk of a year 2000 problem.

  Linked directly to the Bank's mainframe operations is the communication of its branch network to the mainframe, as well as communication across its PC network. The Bank has identified its year 2000 issues with its provider of telecommunications equipment and service (a major telecommunications company), and is in the process of certifying its system for year 2000 compliance as it relates to the Bank's operations.

  Additionally, many of the Bank's security systems, such as vaults, alarms, and other functional equipment have been identified as potential sources of year 2000 problems and are in the process of being tested, with the help of the manufacturers, to confirm year 2000 preparedness.

  Included in the Bank's year 2000 plan is a contingency plan for the failure of its mission critical systems, including its mainframe software, its telecommunications network, and its security systems. Failures in these systems would be the most critical problems the Bank would face as a result of year 2000. These systems apply to all of the Bank's customer transactions, and its ability to generate new business with its customers. The contingency plan includes the ability to safely operate its branch network, and to execute customer transactions in the event of a telecommunications failure, or a problem with the Bank's mainframe software system. These plans are subject to the testing and review procedures in conjunction with its year 2000 plan.

  The Bank has relied primarily on its own data processing department to facilitate its year 2000 plan. As part of its year 2000 plan, the Bank has upgraded certain PC-based software packages, and hardware where necessary. To date, the costs related to these items have been immaterial to the Bank's operation. In addition, upgrades for year 2000 compliance to the Bank's mainframe software, and telecommunications systems are covered by the respective vendors under annual maintenance programs maintained by the Bank. The Company expects the final cost of its year 2000 compliance plan to be less than $500,000, and not material to its operations or financial condition.

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

  The Bank was in compliance with all of its capital requirements as of the dates indicated below:

                                   June 30, 1998            December 31, 1997
                               ----------------------     ----------------------
                                           Percent of                 Percent of
                                 Amount      Assets         Amount      Assets
                               ----------  ----------     ----------  ----------
                                           (Dollars in thousands)
Stockholder's equity of
 the Bank                     $   283,400       8.02%    $   279,165       8.15%
                               ==========      =====      ==========      =====

Tangible capital              $   239,457       6.88%    $   232,109       6.88%
Tangible capital
 requirement                       52,202       1.50          50,605       1.50
                               ----------      -----      ----------      -----
Excess                        $   187,255       5.38%    $   181,504       5.38%
                               ==========      =====      ==========      =====

Core capital                  $   239,457       6.88%    $   232,109       6.88%
Core capital requirement          104,403       3.00         101,210       3.00
                               ----------      -----      ----------      -----
Excess                        $   135,054       3.88%    $   130,899       3.88%
                               ==========      =====      ==========      =====

Core and supplementary
 capital                      $   255,146      13.95%    $   247,280      14.34%
Risk-based capital
 requirement                      146,279       8.00         137,906       8.00
                               ----------      -----      ----------      -----
Excess                        $   108,867       5.95%   $    109,374      6.34%
                               ==========      =====      ==========      =====

Total Bank assets             $ 3,533,780               $  3,424,182
Adjusted total Bank assets      3,480,115                  3,373,667
Total risk-weighted assets      1,882,148                  1,774,644
Adjusted total
 risk-weighted assets           1,828,483                  1,723,824
Investment in Bank's real
 estate subsidiary                 13,819                     15,351
                               ==========                 ==========

  A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:

                                                            June 30,      December 31,
                                                              1998            1997
                                                          ------------    ------------
                                                                  (In thousands)
Stockholder's equity of the Bank                            $283,400          279,165
Goodwill and other non-allowable intangible assets           (30,074)         (31,330)
Non-permissible subsidiary deduction                         (13,819)         (15,351)
Non-includable purchased mortgage servicing rights                 -             (249)
SFAS No. 115 capital adjustment                                  (50)            (126)
                                                            --------          -------
 Tangible and core capital                                   239,457          232,109
General loan loss reserves                                    15,689           15,475
Land loans greater than 80% loan-to-value                          -             (304)
                                                            --------          -------
 Core and supplementary capital                             $255,146          247,280
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

  The following is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                             6/30/98  3/31/98  12/31/97  9/30/97  6/30/97
                            --------  -------  --------  -------  -------
                                           (In thousands)
Common stock                $  2,157    2,157     1,657    1,657    1,657
Retained earnings             10,309   12,390    12,285   11,419   11,402
Intercompany advances          1,353    1,200     1,409    4,857    7,097
                            --------  -------  --------  -------  -------
                            $ 13,819   15,747    15,351   17,933   20,156
                            ========  =======  ========  =======  =======

      Interest Rate Risk Component of Regulatory Capital

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of June 30, 1998, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At June 30, 1998, the Bank met each of its capital requirements.

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

  As a result of the Funds Act, the FDIC has voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. The FDIC readopted this scale for the second half of 1998. Also, SAIF members will continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

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

  Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State charted thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House of Representatives would not abolish the federal charter but would make unitary savings and loan holding companies subject to the same activities restrictions as holding companies controlling commercial banks. However, existing unitary holding companies, such as the Company, would be grandfathered. The Company is unable to predict whether such legislation will be enacted, the extent to which it may restrict or disrupt its operations or whether the BIF and SAIF funds will merge.

Changes in Financial Condition

  As of June 30, 1998, total assets of the Company were $3.57 billion, an increase of $112.0 million or 3.2% from the $3.46 billion at December 31, 1997. The increase is primarily due to an increase in deposits and borrowings which were used to fund mortgage loans held for investment.

  Cash and short-term investments totaled a combined $146.2 million at June 30, 1998, a decrease of $713,000 from the combined balance of $146.9 million at December 31, 1997.

  Investment securities classified as held to maturity decreased $15.3 million to $10.0 million at June 30, 1998. The decrease is due to maturities of U.S. Government agency obligations totaling $10.0 million, and the call, prior to maturity, of $5.0 million of FHLB callable notes.

  Investment securities available for sale increased $64.5 million to $184.0 million at June 30, 1998. The increase is due to purchases of $137.4 million of primarily U.S. Government and agency securities, offset by maturities of $33.5 million, the call, prior to maturity, of $38.4 million of FHLB and agency callable notes, and sales of marketable equity securities with a book value of $1.5 million. The Company recognized gains on the sale of investment securities of $321,000 during the six months ended June 30, 1998. At June 30, 1998, gross unrealized gains in the available for sale portfolio were $2.7 million, compared to $2.5 million at December 31, 1997.

  Mortgage-backed securities classified as held to maturity decreased $62.1 million to $153.3 million at June 30, 1998, compared to $215.4 million at December 31, 1997. During the six months ended June 30, 1998, the Bank sold its 100% beneficial interest in both of its duration-matched special-purpose subsidiaries, MAFC, and NWAC. The Bank no longer consolidates these entities as a result of the sales which led to a net reduction in mortgage-backed securities of approximately $30.2 million.

  Mortgage-backed securities available for sale decreased $4.5 million to $63.1 million at June 30, 1998, compared to $67.6 million at December 31, 1997. Amortization and prepayments of $14.1 million were offset by $9.6 million of purchases. Gross unrealized losses in the available for sale portfolio were
$146,000 at June 30, 1998, compared to $19,000 at December 31, 1997.    The Bank
has $118.9 million of CMO securities at June 30, 1998, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

  Loans receivable, including loans held for sale, increased $117.7 million, or 4.4%, to $2.82 billion at June 30, 1998. The Bank originated and purchased (through wholesale originations) $806.9 million during the six months period ended June 30, 1998, due in part to heavy refinance activity in the Bank's loan portfolio. Offsetting this increase was amortization and prepayments totaling $484.5 million, as well as sales of $198.6 million. Loans receivable held for sale increased $36.5 million to $43.0 million as of June 30, 1998, compared to $6.5 million at December 31, 1997. The Company has increased its sales activity as a result of the significant increase in fixed-rate mortgage loan originations during the six months.

  The allowance for loan losses totaled $15.7 million at June 30, 1998, an increase of $214,000 from the balance at December 31, 1997. The Bank's allowance for loan losses to total loans outstanding was .56% at June 30, 1998, compared to .57% at December 31, 1997. Non-performing loans increased $1.9 million to $12.5 million at June 30, 1998, or .45% of total loans receivable, compared to $10.7 million, or .39% at December 31, 1997.

  Foreclosed real estate increased to $6.8 million, as a result of the foreclosure of a $6.5 million commercial office building in January 1998. In conjunction with the foreclosure, the Bank assumed a $6.0 million industrial revenue bond which is secured by the property. As previously announced in the Company's July 21, 1998 press release of second quarter earnings, the Bank entered into a contract to sell the building (which included the assumption of the industrial revenue bond obligation), which it expected to close in August 1998, at a slight profit. Subsequently, on August 6, 1998, in accordance with the terms of the sales agreement, the buyer elected to terminate the contract. The Company plans to continue marketing the building for sale.

  Real estate held for development or sale decreased $4.9 million to $26.3 million at June 30, 1998. A summary of real estate held for development or sale is as follows:

                                  June 30,  December 31,
                                    1998        1997
                                  --------    --------
                                      (in thousands)
MAF Developments, Inc.
 Tallgrass of Naperville          $ 15,707        14,292
 Harmony Grove                         125         4,856
 Creekside of Remington              1,483         1,662
 Clow Creek Farm                        22           128
                                    ------        ------
                                    17,337        20,938
                                    ------        ------
Mid America Developments, Inc.
 Woods of Rivermist                     94           154
 Ashbury                                52            50
                                    ------        ------
                                       146           204
                                    ------        ------
NW Financial, Inc.
 Reigate Woods                       5,525         5,314
 Woodbridge                          2,645         3,498
 Fields of Ambria                      634         1,243
                                    ------        ------
                                     8,804        10,055
                                    ------        ------
                                  $ 26,287        31,197
                                    ======        ======

  The Company had 128 lot sales in Harmony Grove for the six months ended June 30, 1998. As of June 30, 1998, there are 53 lots under contract. A pre-sale to builders of 99 of the remaining 111 lots was held in April 1998, where 97 lots were sold, with expected closings in the third and fourth quarter of 1998. The 170-lot Creekside of Remington subdivision, had nine sales during the current six month period. Three lots are under contract as of June 30, 1998. Clow Creek Farm is substantially complete, with only two lots remaining, of which one is under contract as of June 30, 1998. During the second quarter, the Company finalized an agreement to purchase land for the Tallgrass of Naperville project from its joint venture partner and replatted the project to yield a total of 924 lots. Located in Naperville, Illinois, the Company is currently developing 205 lots and expects first closings late in the fourth quarter of 1998 and into the first quarter of 1999. Profits will be split 60/40 with the joint venture partner.

  The $853,000 decrease in the Woodbridge subdivision is primarily due to the sale of eleven homesites since December 31, 1997. The remaining four homesites are under contract as of June 30, 1998. The balance of Reigate Woods increased due to development and construction costs related to an increase in homes under contract. At June 30, 1998 there are 34 remaining homesites, with nine homesites under contract. There were three home sales in Fields of Ambria during the six months ended June 30, 1998. At June 30, 1998 there were three homesites remaining with two under contract.

  Deposits increased $16.5 million, to $2.35 billion at June 30, 1998. After consideration of interest credited to accounts of $45.6 million for the six months ended June 30, 1998, actual cash outflows were $29.1 million.

  Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $76.0 million to $846.0 million at June 30, 1998. The primary reason for the increase is due to the Bank increasing its FHLB of Chicago advances by a net $125.0 million since December 31, 1997, and the assumption of a $6.0 million industrial revenue bond which secures a commercial office building the Company owns as foreclosed real estate. Offsetting this increase was $30.2 million reduction in CMO borrowings associated with the sale of the Bank's 100% beneficial interest in its two duration-matched special-purpose finance subsidiaries and the maturity of a $24.8 million reverse repurchase agreement.

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

  For the quarter ended June 30, 1998, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $227,000, compared to $248,000 for the three months ended June 30, 1997.

  As of June 30, 1998, the Bank's ratio of non-performing loans to total loans was .45%, compared to .39% at December 31, 1997 and .56% at June 30, 1997.

  As discussed above, foreclosed real estate increased $6.3 million to $6.8 million at June 30, 1998, primarily due to the foreclosure of a commercial office building with a fair value of $6.5 million with respect to which the Company is seeking a buyer.

  Delinquent Loans.   Delinquencies in the Bank's portfolio at the dates
indicated were as follows:

                                         61-90 Days                     91 Days or More
                            ---------------------------------  --------------------------------
                                     Principal                           Principal
                            Number   Balance of    Percent     Number    Balance of    Percent
                              of     Delinquent       of         of      Delinquent       of
                            Loans      Loans        Total      Loans       Loans        Total
                            ------   ----------    --------    ------    ----------    --------
                                                 (Dollars in thousands)

June 30, 1998                 46       $5,589        .20%        105       $10,752       .38%
                              ==       ======        ===         ===       =======       ===
March 31, 1998                63       $7,193        .26%        104       $11,260       .41%
                              ==       ======        ===         ===       =======       ===
December 31, 1997             32       $2,697        .10%         86       $10,134       .37%
                              ==       ======        ===         ===       =======       ===
September 30, 1997            39       $3,847        .14%         67       $11,822       .44%
                              ==       ======        ===         ===       =======       ===
June 30, 1997                 30       $3,946        .15%         73       $13,378       .52%
                              ==       ======        ===         ===       =======       ===

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:


                                                                              At
                                ---------------------------------------------------------------------------------
                                 6/30/98     3/31/98     12/31/97     9/30/97     6/30/97    3/31/97    12/31/96
                                ---------   ---------   ----------   ---------   ---------  ---------  ----------
                                                                        (In thousands)
  Real estate loans:
   One-to four-family:
    Held for investment      $   2,490,361   2,459,572   2,408,393   2,341,861   2,258,938  2,198,886   2,160,525
    Held for Sale                   42,993      14,008       6,537       6,620       4,697      6,284       6,495
   Multi-family                    112,158     108,618     105,051      99,949      97,515     97,483      92,968
   Commercial                       34,456      34,738      35,839      44,164      44,881     45,459      46,313
   Construction                     20,986      17,367      17,263      16,615      17,105     17,277      17,263
   Land                             20,766      22,253      24,425      26,345      26,854     26,561      25,685
                                 ---------   ---------   ---------   ---------   ---------  ---------  ----------
    Total real estate loans      2,721,720   2,656,556   2,597,508   2,535,554   2,449,990  2,391,950   2,349,249

  Other loans:
   Consumer loans:
    Equity lines of credit          83,822      85,690      88,106      89,155      88,868     88,595      86,614
    Home equity loans               36,940      34,711      34,447      31,629      22,866     13,634      14,251
    Other                            6,056       6,157       5,793       5,610       4,797      5,838       5,009
                                 ---------   ---------   ---------   ---------   ---------  ---------  ----------
    Total consumer loans           126,818     126,558     128,346     126,394     116,531    108,067     105,874
   Commercial business lines         2,059       2,628       2,659       2,360       2,312      2,333       1,871
                                 ---------   ---------   ---------   ---------   ---------  ---------  ----------
    Total other loans              128,877     129,186     131,005     128,754     118,843    110,400     107,745
                                 ---------   ---------   ---------   ---------   ---------  ---------  ----------
    Total loans receivable       2,850,597   2,785,742   2,728,513   2,664,308  2,568,833   2,502,350   2,456,994

   Less:
   Loans in process                 10,939       7,778       6,683       7,005       6,990      6,700       7,620
   Unearned discounts, premiums
    and deferred loan fees, net       (817)       (402)       (772)       (268)        645        696       1,347
   Allowance for loan losses        15,689      15,625      15,475      18,337      18,182     18,010      17,914
                                 ---------   ---------   ---------   ---------   ---------  ---------  ----------
    Total loans receivable, net  2,824,786   2,762,741   2,707,127   2,639,234   2,543,016  2,476,944   2,430,113
   Loans receivable held
    for sale                       (42,993)    (14,008)     (6,537)     (6,620)     (4,697)    (6,284)     (6,495)
                                 ---------   ---------   ---------   ---------   ---------  ---------  ----------
    Loans receivable, net     $  2,781,793   2,748,733   2,700,590   2,632,614   2,538,319  2,470,660   2,423,618
                                 =========   =========   =========   =========   =========  =========  ==========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.


                                                                                                     At
                                                                                                   -------

                                                                6/30/98   3/31/98  12/31/97  9/30/97  6/30/97  3/31/97  12/31/96
                                                               --------   -------  --------  -------  -------  -------  --------
                                                                                    (In thousands)
   Non-performing loans:
   One-to four-family and multi-family loans:
    Non-accrual loans                                    $        9,673     8,900     7,039    6,260    8,965    8,757     7,680
    Accruing loans 91 days or more overdue                        1,296     2,508     2,071    1,547      845    1,008       896
                                                               --------   -------  --------  -------  -------  -------  --------
      Total                                                      10,969    11,408     9,110    7,807    9,810    9,765     8,576
                                                               --------   -------  --------  -------  -------  -------  --------
   Commercial real estate, construction and land loans:
    Non-accrual loans                                             1,259       736     1,240    4,376    4,067    4,254     3,762
    Accruing loans 91 days or more overdue                            -        33         -        -        -      599       699
                                                               --------   -------  --------  -------  -------  -------  --------
        Total                                                     1,259       769     1,240    4,376    4,067    4,853     4,461
                                                               --------   -------  --------  -------  -------  -------  --------
   Other loans:
    Non-accrual loans                                               286       210       181      225      461      366       353
    Accruing loans 91 days or more overdue                           11        96       124       24       25       79        74
                                                               --------   -------  --------  -------  -------  -------  --------
      Total                                                         297       306       305      249      486      445       427
                                                               --------   -------  --------  -------  -------  -------  --------
    Total non-performing loans:
      Non-accrual loans                                          11,218     9,846     8,460   10,861   13,493   13,377    11,795
      Accruing loans 91 days or more overdue                      1,307     2,637     2,195    1,571      870    1,686     1,669
                                                               --------   -------  --------  -------  -------  -------  --------
        Total                                                $   12,525    12,483    10,655   12,432   14,363   15,063    13,464
                                                               ========   =======  ========  =======  =======  =======  ========
   Non-accrual loans to total loans                                 .40%      .36       .31      .41      .53      .54       .48
   Accruing loans 91 days or more overdue to total
    loans                                                           .05       .09       .08      .06      .03      .07       .07
                                                               --------   -------  --------  -------  -------  -------  --------
      Non-performing loans to total loans                           .45%      .45       .39      .47      .56      .61       .55
                                                               ========   =======  ========  =======  =======  =======  ========
   Foreclosed real estate (net of related reserves):
    One- to four-family                                      $      266       361       489    1,810      724      773     1,257
    Commercial, construction and land                             6,500     6,500         -        -        -        -         -
                                                               --------   -------  --------  -------  -------  -------  --------
      Total                                                  $    6,766     6,861       489    1,810      724      773     1,257
                                                               ========   =======  ========  =======  =======  =======  ========
   Non-performing loans and foreclosed real estate
    to total loans and foreclosed real estate                       .69%      .70       .41      .54      .59      .63       .60
                                                               ========   =======  ========  =======  =======  =======  ========
   Total non-performing assets                               $   19,291    19,344    11,144   14,242   15,087   15,836    14,721
                                                               ========   =======  ========  =======  =======  =======  ========
   Total non-performing assets to total assets                      .54%      .55       .32      .42      .45      .49       .46
                                                               ========   =======  ========  =======  =======  =======  ========


Liquidity and Capital Resources

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $26.7 million of 8.32% subordinated notes and $34.5 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases with excess cash flow. The Company also maintains a one year, $15.0 million unsecured revolving line of credit from a commercial bank, which expires April 30, 1999, but is generally renewable for an additional one-year period. For the six months ended June 30, 1998, the Company received $15.0 million in dividends from the Bank and declared common stock dividends of $.117 per share.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, and proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current six month period the Bank borrowed $160.0 million of primarily fixed-rate FHLB of Chicago advances and repaid $35.0 million of maturing advances. The Bank was able to fund the remainder of its mortgage loan originations for the current quarter with liquidity from prepayments and amortization from its mortgage loan and mortgage-backed securities portfolios.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended June 30, 1998, the Bank's average liquidity ratio was 12.34%. At June 30, 1998, total liquidity was $256.7 million, or 11.90%, which was $170.4 million in excess of the 4.0% regulatory requirement.

  During the six months ended June 30, 1998, the Bank originated and purchased loans totaling $806.9 million compared with $440.4 million during the same period a year ago. Loan sales and swaps for the six months ended June 30, 1998, were $198.6 million, compared to $45.4 million for the prior year period, reflecting the increase in fixed-rate loan originations during the current six month period. The Bank has outstanding commitments to originate and purchase mortgage loans of $327.3 million, and commitments to sell or swap fixed-rate loans of $47.8 million at June 30, 1998.

Future Acquisition and Expansion Activity

  The banking industry is currently experiencing a period of rapid consolidation both nationally and in the local Chicago area. The Company seeks to enhance franchise value through acquisitions and may periodically be presented with opportunities to acquire other institutions in the market it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management reviews acquisition candidates across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. Acquisitions typically are valued at a premium to book value, and many times at a premium to current market value. As such, acquisitions made by the Company may include some book value dilution and earnings per share dilution.

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

  The Bank's asset/liability management strategy emphasizes the origination of one-to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. As a result of the flatter yield curve environment, consumer demand has been heavily weighted in favor of long term fixed-rate mortgage loans. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the majority of such loans that are conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the current six months, the Bank began to sell a higher percentage of its non-prepayment protected fixed-rate originations than it had over the previous twelve months to manage its interest rate risk. The Bank started offering loan products with prepayment penalties in an effort to supplement loan portfolio growth and mitigate interest rate and prepayment risks in a declining rate environment. The borrower receives a lower interest rate in return for accepting prepayment penalties based on the original loan balance. The penalty is 2% for the initial three years on ARM loans that are fixed for the initial three-year period. The penalty for 10, 15, 20 and 30 year fixed rate loans, seven year balloon loans and ARM loans that are fixed for the initial five-year period is 3% for the first three years, 2% in year four and 1% in year five. At June 30, 1998, loans with aggregate balances of approximately $317 million, or 11.6% of the Bank's mortgage loan portfolio contained prepayment penalties.

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

  The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at June 30, 1998, based on the assumptions used by the OTS with respect to NOW, checking and passbook account withdrawals.

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


                                                                         At June 30, 1998
                                            ------------------------------------------------------------------------
                                                         More Than    More Than    More Than   More Than
                                             6 Months     6 Months     1 Year       3 Years
                                              or Less    to 1 Year   to 3 Years   to 5 Years    5 Years      Total
                                            -----------  ----------  -----------  -----------  ----------  ---------
                                                                           (In thousands)
Interest-earning  assets:
 Loans receivable                           $  641,657     396,455      825,022      184,007     792,543   2,839,684
 Mortgage-backed securities                    107,520      22,717       31,710       23,146      30,752     215,845
 Interest-bearing deposits                      29,557           -            -            -           -      29,557
 Federal funds sold                             77,304           -            -            -           -      77,304
 Investment securities (1)                     146,741       2,385       15,408       11,777      58,230     234,421
                                            ----------     -------      -------     --------     -------   ---------
  Total interest-earning assets              1,002,779     421,557      872,140      218,930     881,525   3,396,931
 Less yield adjustments, net                       270         293          224         (106)        707       1,388
                                            ----------     -------      -------     --------     -------   ---------
  Total net interest-earning assets          1,003,049     421,850      872,364      218,824     882,232   3,398,319
 Impact of hedging activity  (2)                42,993           -            -            -     (42,993)          -
                                            ----------     -------      -------     --------     -------   ---------
Total net interest-earning assets adjusted
  for impact of hedging activities           1,046,042     421,850      872,364      218,824     839,239   3,398,319
                                            ----------     -------      -------     --------     -------   ---------
Interest-bearing  liabilities:
 NOW and checking accounts                      14,594      13,353       48,873       30,359      64,512     171,691
 Money market accounts                         137,892           -            -            -           -     137,892
 Passbook accounts                              54,948      50,277      184,016      114,306     242,901     646,448
 Certificate accounts                          661,365     301,264      288,035       37,139      12,371   1,300,174
 FHLB advances                                 135,000      75,000      270,000      170,500     135,000     785,500
 Other borrowings                               67,317           -       20,000            -           -      87,317
                                            ----------     -------      -------     --------     -------   ---------
  Total interest-bearing  liabilities        1,071,116     439,894      810,924      352,304     454,784   3,129,022
                                            ----------     -------      -------     --------     -------   ---------
Interest sensitivity gap                    $  (68,337)    (18,337)      61,216     (133,374)    426,741     267,909
                                            ==========     =======      =======     ========     =======   =========
Cumulative gap                              $  (68,337)    (86,674)     (25,458)    (158,832)    267,909
                                            ==========     =======      =======     ========     =======
Cumulative gap as a percentage
 of total assets                                 -2.01%      -2.55         -.75        -4.67        7.88
Cumulative net interest-earning assets as
 a percentage of interest-bearing                97.66       97.15       100.79        95.69      108.61
 liabilities

------------------------------------------------
(1) Includes $40.5 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balance Sheets

The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 1998 includes fees which are considered adjustments to yield.


                                                               Three Months Ended June 30,
                                             -----------------------------------------------------------

                                                           1998                           1997
                                             -----------------------------   ---------------------------
                                                                   Average                       Average
                                              Average               Yield/    Average             Yield/
                                              Balance    Interest    Cost     Balance   Interest   Cost
                                             ---------  ----------  ------   --------  ---------- ------
                                                             (Dollars in thousands)
   Assets:
   Interest-earning assets:
   Loans receivable                         $ 2,802,948    52,551     7.50% $ 2,519,289   48,871    7.76%
   Mortgage-backed securities                   221,388     3,589     6.48      324,904    5,709    7.03
   Interest-bearing deposits (1)                 34,661       602     6.87       76,070    1,201    6.25
   Federal funds sold (1)                        91,255     1,593     6.91       48,720      776    6.30
   Investment securities (2)                    229,664     3,518     6.06      143,454    2,373    6.54
                                             ----------   -------            ----------   ------
    Total interest-earning assets             3,379,916    61,853     7.31    3,112,437   58,930    7.56
   Non-interest earning assets                  163,377                         162,117
                                             ----------                      ----------
    Total assets                            $ 3,543,293                     $ 3,274,554
                                             ==========                      ==========

   Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Deposits                                   2,246,770    24,144     4.31    2,214,177   24,522    4.44
   Borrowed funds                               853,977    13,461     6.24      662,899   11,045    6.60
                                             ----------    ------            ----------   ------
    Total interest-bearing liabilities        3,100,747    37,605     4.84    2,877,076   35,567    4.94
                                                           ------   ------   ----------   ------  ------
   Non-interest bearing deposits                 92,692                          74,287
   Other liabilities                             74,063                          66,075
                                             ----------                      ----------
    Total other liabilities                     166,755                         140,362
                                             ----------                      ----------
    Total liabilities                         3,267,502                       3,017,438
   Stockholders' equity                         275,791                         257,116
                                             ----------                      ----------
    Liabilities and stockholders' equity    $ 3,543,293                     $ 3,274,554
                                             ==========                      ==========

   Net interest income/interest rate spread               $24,248     2.47%              $23,363    2.62%
                                                           ======   ======                ======  ======

   Net earning assets/net yield on average
   Interest-earning assets                  $   279,169               2.87% $   235,361             3.00%
                                             ==========             ======   ==========           ======

   Ratio of interest-earning assets to
   Interest-bearing liabilities                                     109.00%                       108.18%
                                                                    ======                        ======


                                                               Six Months Ended June 30,
                                            ---------------------------------------------------------------
                                                           1998                         1997                    At June 30, 1998
                                            ------------------------------   ------------------------------   --------------------
                                                                   Average                          Average
                                             Average                Yield/    Average                Yield/                 Yield/
                                             Balance      Interest   Cost     Balance    Interest     Cost      Balance     Cost
                                            ---------    ---------   ----    ---------  ----------   ------    ---------   ------
   Assets:
   Interest-earning assets:
   Loans receivable                         $ 2,778,660   104,368    7.51%  $ 2,491,162    96,395     7.74%  $ 2,840,475    7.54%
   Mortgage-backed securities                   236,760     7,765    6.56       335,335    11,727     6.99       216,442    6.42
   Interest-bearing deposits (1)                 41,940     1,435    6.81        72,022     2,246     6.20        29,557    5.47
   Federal funds sold (1)                        86,690     2,989    6.86        43,415     1,365     6.25        77,304    5.44
   Investment securities (2)                    209,498     6,624    6.29       147,472     5,254     7.09       234,541    6.13
                                             ----------   -------            ----------   -------             ----------
    Total interest-earning assets             3,353,548   123,181    7.34     3,089,406   116,987     7.57     3,398,319    7.31
   Non-interest earning assets                  164,600                         161,822                          171,337
                                             ----------                      ----------                       ----------
    Total assets                            $ 3,518,148                     $ 3,251,228                      $ 3,569,656
                                             ==========                      ==========                       ==========

   Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Deposits                                   2,244,777    48,395    4.35     2,205,741    48,311     4.42     2,256,205    4.33
   Borrowed funds                               840,013    26,505    6.28       653,143    21,671     6.60       872,817    6.26
                                             ----------   -------            ----------   -------             ----------
    Total interest-bearing liabilities        3,084,790    74,900    4.87     2,858,884    69,982     4.92     3,129,022    4.87
                                                          -------  ------                 -------   ------                ------
   Non-interest bearing deposits                 89,737                          71,071                           97,294
   Other liabilities                             71,820                          65,911                           63,447
                                             ----------                      ----------                       ----------
    Total other liabilities                     161,557                         136,982                          160,741
                                             ----------                      ----------                       ----------
    Total liabilities                         3,246,347                       2,995,866                        3,289,763
   Stockholders' equity                         271,801                         255,362                          279,893
                                             ----------                      ----------                       ----------
    Liabilities and stockholders' equity    $ 3,518,148                     $ 3,251,228                      $ 3,569,656
                                             ==========                      ==========                       ==========

   Net interest income/interest rate spread               $48,281    2.47%               $ 47,005     2.65%                 2.44%
                                                           ======  ======                 =======   ======                ======


   Net earning assets/net yield on average
   Interest-earning assets                  $   268,758              2.88%   $  230,522               3.04%   $  269,297    N/A
                                              =========            ======     =========             ======     =========    ===

   Ratio of interest-earning assets to
   Interest-bearing liabilities                                    108.71%                          108.06%               108.61%
                                                                   ======                           ======                ======

--------------------------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2)  Income and yields are stated on a taxable equivalent basis.

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

                                         Three Months Ended             Six Months Ended
                                            June 30, 1998                 June 30, 1998
                                             Compared to                   Compared to
                                            June 30, 1997                 June 30, 1997
                                         Increase (Decrease)            Increase (Decrease)
                                   -----------------------------    ----------------------------
                                    Volume      Rate       Net       Volume      Rate      Net
                                   ---------   ------    -------    --------    ------   -------
                                                           (In thousands)

Interest-earning assets:
 Loans receivable                   $ 5,357    (1,677)     3,680     10,862     (2,889)    7,973
 Mortgage-backed securities          (1,706)     (414)    (2,120)    (3,270)      (692)   (3,962)
 Interest-bearing deposits             (707)      108       (599)    (1,011)       200      (811)
 Federal funds sold                     736        81        817      1,480        144     1,624
 Investment securities                1,329      (184)     1,145      2,009       (639)    1,370
                                    -------    ------     ------     ------     ------    ------
  Total                             $ 5,009    (2,086)     2,923     10,070     (3,876)    6,194
                                    -------    ------     ------     ------     ------    ------

Interest-bearing liabilities:
 Deposits                               359      (737)      (378)       855       (771)       84
 Borrowed funds                       3,037      (621)     2,416      5,939     (1,105)    4,834
                                    -------    ------     ------     ------     ------    ------
  Total                               3,396    (1,358)     2,038      6,794     (1,876)    4,918
                                    -------    ------     ------     ------     ------    ------
Net change in net interest income   $ 1,613      (728)       885      3,276     (2,000)    1,276
                                    =======    ======     ======     ======     ======    ======


Comparison of the Three Months Ended June 30, 1998 and 1997

  General - Net income for the three months ended June 30, 1998 was $9.8 million, or $.42 per diluted share, an increase of 10.5% over operating income of $9.2 million, or $.38 per diluted share. The prior year results include $1.0 million, or $.04 per share, relating to the resolution of prior years' tax issues, resulting in net income of $10.2 million or $.42 per diluted share for the three months ended June 30, 1997. All per share amounts have been adjusted to conform to SFAS No. 128, "Earnings per Share," and have been restated to reflect the 3-for-2 stock split paid on July 10, 1998.

  Net interest income - Net interest income was $24.2 million for the current quarter, compared to $23.3 million for the quarter ended June 30, 1997, an increase of $934,000. The Company's average net interest-earning assets increased to $279.2 million for the three months ended June 30, 1998, compared to $235.4 million for the three months ended June 30, 1997. The Company's net interest margin declined to 2.87% for the current three month period, compared to 3.00% for the prior year period. This net interest margin decline is primarily due to a 26 basis point decrease in the average yield on mortgage loans, due to heavy refinance activity as well as the negative impact of accelerated amortization of deferred loan expenses.

  Interest income on loans receivable increased $3.7 million as a result of a $283.7 million increase in average loans receivable, offset by a 26 basis point decrease in the average yield of the loan portfolio. Interest income on mortgage-backed securities decreased $2.1 million, to $3.6 million for the current quarter, due to a $103.5 million decrease in average balances, and a 55 basis point decrease in average yield. This decline in average balances is a result of higher prepayments, and the impact of the sale of the Bank's 100% beneficial interests in its special-purpose finance subsidiaries, as well as the lack of purchase activity due to the Bank's ability and strategy to originate loans for its own investment portfolio. Interest income on investment securities increased $1.2 million to $3.5 million. The increase is primarily due to an increase in the average balance of investment securities as a result of the high prepayments experienced in the Bank's loan portfolio. The Bank has been unable to originate a sufficient amount of adjustable-rate loans for its portfolio, as the refinance activity generates a higher percentage of fixed-rate loans, which the Bank sells to manage interest rate risk, and invests the proceeds in shorter maturity investment securities.

  Interest expense on deposit accounts decreased $378,000 to $24.1 million, due to an increase in average deposits of $32.6 million during the current three month period, offset by a 13 basis point decrease in the average cost of savings.

  Interest expense on borrowed funds increased $2.4 million to $13.5 million, as a result of a $191.1 million increase in the average balance of borrowed funds, offset by a 36 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $263.6 million, offset by a decrease in average reverse repurchase agreements and CMO bonds payable of $72.7 million since June 30, 1997. The reduction in average cost is due to maturing FHLB advances being refinanced at lower interest rates, as well as the reduction in CMO bonds payable due to the sale of the Bank's residual interests which carried a weighted average cost of 9.46%.

  Provision for loan losses - The Bank provided $200,000 in provision for loan losses during the current three month period, compared to $300,000 for the prior three month period. Net charge-offs during the current quarter were $136,000, compared to $128,000 for the three months ended June 30, 1997. At June 30, 1998, the Bank's allowance for loan losses was $15.7 million, which was .56% of total loans receivable, compared to .57% at December 31, 1997. The ratio of the allowance for loan losses to non-performing loans was 125.3% at June 30, 1998 compared to 145.2% at December 31, 1997.

  Non-interest income - Non-interest income increased 25.8% to $6.9 million for the three months ended June 30, 1998, compared to $5.4 million for the three months ended June 30, 1997.

  Gain on sale of loans and mortgage-backed securities increased to a combined $930,000 for the three months ended June 30, 1998, compared to a combined gain of $82,000 for the three months ended June 30, 1997 due to the increase in fixed-rate originations from the heavy refinance activity currently being experienced by the Bank. The gain on sale of mortgage-backed securities represents loans originated by the Bank and swapped into mortgage-backed securities prior to sale. During the three months ended June 30, 1998, $10.7 million of loans were swapped and sold, while during the three months ended June 30, 1997, $667,000 of loans were swapped and sold. The Bank sold $124.0 million in mortgage loans during the quarter ended June 30, 1998 compared to $24.9 million during the quarter ended June 30, 1997.

  The Company recognized $70,000 in gains on investment securities for the three months ended June 30, 1998, compared to $10,000 for the prior year period, primarily due to sales of marketable equity securities.

  Income from real estate operations decreased $260,000 to $1.3 million for the three months ended June 30, 1998. A summary of income from real estate operations is as follows:

                                        Three Months Ended June 30,
                                      --------------------------------
                                           1998             1997
                                      ---------------  ---------------
                                      # of   Pre-tax   # of   Pre-tax
                                      Lots   Income    Lots   Income
                                      ----  ---------  ----  ---------
                                            (dollars in thousands)
Harmony Grove                           64   $   867     18   $   166
Reigate Woods                            7       332      4       183
Clow Creek Farm                          2        75      7       271
Woodbridge                               5        98     34       774
Fields of Ambria                         1       (86)     1        (3)
Ashbury                                 --        --      4        87
Creekside of Remington                   7         9      2         6
Woods of Rivermist                       1         3      2        74
                                        --    ------     --    ------
                                        87   $ 1,298     72   $ 1,558
                                      ====    ======    ===    ======

  Harmony Grove, with a total of 386 lots, commenced sales in 1996. To date, the project has sold 323 lots, 64 in the current quarter, due to the beginning of sales being closed in the last unit of the project. Of the remaining 63 lots, 53 lots are under contract as of June 30, 1998. The 85-lot Reigate Woods subdivision had seven sales during the current quarter, with 34 homesites remaining, and nine homesites are under contract as of June 30, 1998. The Woodbridge subdivision consists of 531 residential lots. At June 30, 1998, four lots remained, all under contract. The decrease in sales is due to the subdivision being substantially sold out. The Company expects to close the current pending sales during the next quarter. The Company had seven sales in the Creekside of Remington subdivision, which is a 170-lot development. Project to date sales have been slower than in other projects, and the Company is considering alternative strategies for the completion of this project, including
the potential for a bulk sale.   At June 30, 1998, three lots are under
contract. The Fields of Ambria subdivision is nearly complete, with one sale during the current quarter, and two of the three remaining homesites under contract. The Woods of Rivermist development has one lot remaining to be sold at June 30, 1998. Prior year Ashbury profits represent the sale of the last residential lots.

  The Company also has two parcels of approximately 37 acres of commercial land under contract and, subject to satisfaction of customary closing conditions, expect them to close in late 1998 or early 1999. If consummated, the sales of the commercial property are currently expected to result in pre-tax gains of approximately $4.5 million.

  Deposit account service charges increased $316,000, or 17.9% to $2.1 million for the three months ended June 30, 1998 primarily due to continued growth in the number of checking accounts and fee increases implemented in the middle of the current quarter. Brokerage commissions increased $336,000 or 66.8% for the three months ended June 30, 1998 compared to the prior year due to strong financial markets, and a growth in the number of brokers employed by the Bank.

  Loan servicing fee income decreased $201,000 or 33.8% to $393,000, for the three months ended June 30, 1998, while the average balance of loans serviced for others decreased 3.2% to $1.00 billion for the current three month period, compared to $1.04 billion for the prior year period, income was offset by an increase in the amortization of loan servicing rights to $267,000 for the three months ended June 30, 1998, compared to $87,000 for the prior three month period due to higher than estimated prepayments.

  Other non-interest income increased $245,000 or 24.9% to $1.2 million for the three months ended June 30, 1998, due to an increase in residential loan modification fee income, and prepayment penalty income, as well as foreclosed real estate operating income from the $6.5 million foreclosed commercial office building.

  Non-interest expense - Non-interest expense increased $1.5 million to $14.9 million for the three months ended June 30, 1998.

  Compensation and benefits increased $1.4 million to $8.8 million for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase is primarily due to increased loan compensation resulting from record loan volume during the quarter and higher staffing costs related to new branch operations.

  Occupancy expense increased 10.9% to $1.7 million for the three months ended June 30, 1998 compared to the prior year period, primarily due to the opening of new branches during the last 14 months.

  Income taxes - For the three months ended June 30, 1998, income tax expense totaled $6.2 million, or an effective income tax rate of 38.8%, compared to $4.9 million, or an effective income tax rate of 32.2%, for the three months ended June 30, 1997. The increase in the effective tax rate during the current quarter is primarily due to the prior period recognition of $1.0 million in income tax benefits, equal to $.04 per diluted share, relating to the resolution of certain prior years' income tax issues.

Comparison of the Six Months Ended June 30, 1998 and 1997

  General - Net income for the six months ended June 30, 1998 was $18.9 million, or $.81 per diluted share, compared to $19.5 million, or $.81 per diluted share, a decrease of $549,000. All per share amounts have been adjusted to conform to SFAS No. 128, "Earnings per Share," and have been restated to reflect the 3-for-2 stock split paid on July 10, 1998.

  Net interest income - Net interest income for the six months ended June 30, 1998 was $48.2 million compared to $46.8 million for the six months ended June 30, 1997, an increase of $1.4 million. The increase is a function of the growth in average interest-earning assets of $264.1 million, offset by a decrease in the net interest margin to 2.88% for the six months ended June 30, 1998, compared to 3.04% for the prior year's six month period.

  Interest income on interest-earning assets increased $6.3 million during the six months ended June 30, 1998. Of this increase, $8.0 million is attributable to loans receivable. The Bank's average balance of loans receivable increased $287.5 million during the current period, while the average yield on loans receivable decreased 23 basis points. The decrease in average yield is primarily due to heavy refinance activity in the Bank's loan portfolio. The $4.0 million decrease in interest income on mortgage-backed securities is due to a $98.6 million decrease in average balance primarily due to higher prepayments, and the impact of the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries. Interest income on investment securities increased $1.5 million to $6.6 million for the six months ended June 30, 1998, due to the increase of $62.0 million in the average balance, offset by a decrease in the average yield of 80 basis points.

  Interest expense on interest-bearing liabilities increased $4.9 million during the six months ended June 30, 1998. Interest expense on savings deposits increased $84,000, primarily due to an increase in the average deposits of $39.0 million offset by a seven basis point decrease in average cost. Interest expense on borrowed funds increased $4.8 million, due primarily to a $186.9 million increase in the average balance of borrowed funds offset by a 32 basis
point decrease in average cost.   The Bank currently relies primarily on three
to five year fixed rate FHLB of Chicago advances to fund its increase in loans receivable. The decrease in the average cost is primarily due to the maturities of higher-cost advances and the reduction in CMO bonds payable with an average cost of 9.46% due to the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries.

  Provision for loan losses - The Bank provided $400,000 for possible loan losses for the six months ended June 30, 1998 compared to $600,000 for the six months ended June 30, 1997. Net charge-offs were $186,000 for the current six month period compared to $332,000 for the prior six month period. At June 30, 1998, the Bank's allowance for loan losses was $15.7 million which was .56% of total loans receivable, compared to .57% at December 31, 1997. The ratio of allowance for loan losses to non-performing loans was 125.3% at June 30, 1998 compared to 145.2% at December 31, 1997.

  Non-interest income - Non-interest income increased $1.8 million to $12.3 million for the six months ended June 30, 1998, compared to $10.5 million for the six months ended June 30, 1997.

  Gain on sale of loans receivable and mortgage-backed securities were a combined $1.4 million for the six months ended June 30, 1998, compared to a gain of $106,000 for the six months ended June 30, 1997, an increase of $1.3 million. Loan sales were $183.4 million during the current period compared to $43.2 million in the prior six month period, due to increased loan volume, and a greater percentage of loan originations being long-term fixed-rate, which the Bank generally sells to minimize interest-rate risk. During the current six month period, the Bank swapped and sold $15.1 million of current loan originations compared to $2.2 million in the prior six month period.

  During the current six months, the Company recognized gains on the sale of investment securities of $398,000, compared to $88,000 for the previous six month period. The gains are primarily from the sale of marketable equity securities, and $75,000 from the sale of beneficial interests in MAFC and NWAC.

  Income from real estate operations was $2.1 million for the six months ended June 30, 1998, compared to income of $3.0 million for the six months ended June 30, 1997, a decrease of $875,000 or 29.4%.

                                              Six Months Ended June 30,
                                           --------------------------------
                                                1998             1997
                                           ---------------  ---------------
                                           # of             # of   Income
                                           Lots   Income    Lots   (Loss)
                                           ----  ---------  ----  ---------
                                               (dollars in thousands)

     Harmony Grove                          128    $1,561     55    $  851
     Reigate Woods                            7       362      6       315
     Clow Creek Farm                          4       160     12       465
     Woodbridge                              11       100     42       789
     Fields of Ambria                         3       (97)     6        38
     Ashbury                                 --        --      8       290
     Creekside of Remington                   9        10      2         6
     Woods of Rivermist                       1         3      5       220
                                            ---    ------    ---    ------
                                            163    $2,099    136    $2,974
                                            ===    ======    ===    ======


  The 128 lot sales in Harmony Grove represent sales from the last units of the project, and increased from the prior six month period due to more lots being available for sale in the current six month period. A majority of the remaining 63 lots should be sold by the end of 1998. Clow Creek Farm sales decreased due to the near completion of this project as of June 30, 1998. The decrease in number of homes sold in the Woodbridge subdivision is due to the subdivision being nearly sold out. Three lots remain in the 240-lot Fields of Ambria subdivision with two homesites under contract at June 30, 1998. The eight lot sales in 1997 in Ashbury represent the final sales of this 1,115-lot subdivision. The Woods of Rivermist activity during the current six month period leaves only one lot remaining in the 31-lot development.

  Loan servicing fee income decreased 37.0%, or $444,000 to $756,000 for the six months ended June 30, 1998. The average balance of loans serviced for others decreased 4.6% to $991.1 million for the current six month period, compared to $1.04 billion in the prior six month period. Loan servicing fees also decreased due to higher amortization of purchased loan servicing rights, which totaled $544,000 for the current six month period, compared to $169,000 for the prior six month period.

  Deposit account service charges increased $507,000 or 15.3% to $3.8 million for the six months ended June 30, 1998, due to an increase in the number of checking accounts and related fees. Brokerage commissions increased $530,000 or 54.1% for the six months ended June 30, 1998 compared to the prior year period due to a growth in the number of brokers employed by the Bank and strong financial markets.

  Other non-interest income increased $482,000 or 27.0% to $2.3 million for the six months ended June 30, 1998, due to an increase in residential loan modification related fee income, prepayment penalty income, as well as foreclosed real estate operating income from the $6.5 million foreclosed commercial office building.

  Non-interest expense - Non-interest expense for the six months ended June 30, 1998 increased $2.9 million, or 11.0% to $29.3 million compared to $26.4 million for the six months ended June 30, 1997.

  Compensation and benefits increased $2.5 million for the six months ended June 30, 1998, to $17.3 million, primarily due to increased loan compensation resulting from record loan volume during the six month period as well as increased medical costs and higher compensation costs at new branches.

  Occupancy expense increased $288,000, or 9.4% to $3.3 million for the six months ended June 30, 1998. In addition, the current six month increase is due to the opening of new branches.

  Income taxes - The Company recorded a provision for income taxes of $11.9 million for the six months ended June 30, 1998, or an effective income tax rate of 38.5%, compared to $10.8 million for the six months ended June 30, 1997, or an effective income tax rate of 35.7%. The increase in the effective income tax rate is primarily due to the prior period recognition of $1.0 million in income tax benefits, relating to the resolution of certain prior years' income tax issues.

  Quantitative and Qualitative Disclosures About Market Risk-   A comprehensive
qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1997 Form 10-K. There has been no material changes in the assumptions used or results obtained regarding market risk.

Part II  -  Other Information
-----------------------------

Item 1. Legal Proceedings

        The Bank is the named defendant in an action filed on June 29, 1998, in the Circuit Court of Lake County, Illinois, in which the plaintiffs are seeking certification of a plaintiff class. The plaintiffs claim certain alleged violations under the Real Estate Settlement Practices Act in connection with a residential mortgage loan made to the plaintiffs and certain disclosure violations under Illinois state consumer protection law. The Bank removed the suit to Federal District Court of the Northern District of Illinois on July 22, 1998. While this action is still in the very early stages of litigation, the Company does not anticipate that the suit will be certified as a class action and does not believe that the ultimate outcome of the matter will have a material adverse effect on the Company.

Item 2. Changes in Securities

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit No. 11.  Statement re:  Computation of per share earnings

                                                         Quarter Ended     Six Months Ended
                                                         June 30, 1998      June 30, 1998
                                                         -------------     ----------------

Net income                                                 $ 9,780,000           18,947,000
                                                           ===========           ==========

Weighted average common shares outstanding                  22,562,943           22,543,121
                                                           ===========           ==========

Basic earnings per share                                   $       .43                  .84
                                                           ===========           ==========

Weighted common shares outstanding                          22,562,943           22,543,121

Common stock equivalents due to dilutive
   Effect on stock options                                     814,923              815,130
                                                           -----------           ----------
Total weighted average common shares and equivalents
   Outstanding for diluted computation                      23,377,866           23,358,251
                                                           ===========           ==========

Diluted earnings per share                                 $       .42                  .81
                                                           ===========           ==========

      (b) Reports on Form 8-K.


          The Company filed a Form 8-K on April 28, 1998 to report that the Company declared a 3-for-2 stock split on its common stock with the payment date of July 10, 1998. Additionally, the Company announced that it will increase its quarterly cash dividend on a pre-split basis to 10.5 cents per share from 7 cents per share.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MAF Bancorp. Inc.
                                           ------------------------------
                                                  (Registrant)



Date:   August 12, 1998                By:   /s/  Allen H. Koranda
      ---------------------                ------------------------------
                                                  Allen H. Koranda
                                              Chairman of the Board and
                                               Chief Executive Officer
                                              (Duly Authorized Officer)



Date:   August 12, 1998                By:   /s/  Jerry A. Weberling
      ---------------------                ------------------------------
                                                 Jerry A. Weberling
                                            Executive Vice President and
                                              Chief Financial Officer
                                             (Duly Authorized Officer)