Form 10-Q
period 1998-09-30
MAF BANCORP INC
filed 1998-11-02
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 (Mark one)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1998

                                      or

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


                        COMMISSION FILE NUMBER 0-18121

                               MAF BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                                  __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No________
                                        -------
The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 22,041,509 at October 30, 1998.

================================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

Part I.     Financial Information                                       Page
-------     ---------------------                                       ----
Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of September 30, 1998 (unaudited) and December 31, 1997...  3

            Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 1998 and 1997 (unaudited).........  4

            Consolidated Statements of Changes in Stockholders' Equity
            for the Nine Months Ended September 30, 1998 (unaudited).....  5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997 (unaudited)....  6

            Notes to Unaudited Consolidated Financial Statements.........  8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 11

Item 3      Quantitative and Qualitative Disclosures About Market Risk... 32

Part II.    Other Information
--------    -----------------

Item 1      Legal Proceedings............................................ 33

Item 2      Changes in Securities........................................ 33

Item 3      Defaults Upon Senior Securities.............................. 33

Item 4      Submission of Matters to a Vote of Security Holders.......... 33

Item 5      Other Information............................................ 33

Item 6      Exhibits and Reports on Form 8-K............................. 34

            Signature Page............................................... 35

                      MAF BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                          September 30,      December 31,
                                                                              1998               1997
                                                                        -----------------  ----------------
                                                                           (Unaudited)
Assets
------
Cash and due from banks                                                       $   33,283            39,721
Interest-bearing deposits                                                         18,989            57,197
Federal funds sold                                                                53,026            50,000
Investment securities, at amortized cost (fair value of $11,424 at
 September 30, 1998 and $26,222 at December 31, 1997)                              9,980            25,268
Investment securities available for sale, at fair value                          166,296           119,510
Stock in Federal Home Loan Bank of Chicago, at cost                               41,775            33,025
Mortgage-backed securities, at amortized cost (fair value of $139,648
 at September 30, 1998 and $216,867 at December 31, 1997)                        139,941           215,449
Mortgage-backed securities available for sale, at fair value                      57,391            67,559
Loans receivable held for sale                                                    23,777             6,537
Loans receivable, net of allowance for loan losses of $15,808
 at September 30, 1998 and $15,475 at December 31, 1997                        2,895,243         2,700,590
Accrued interest receivable                                                       20,825            20,970
Foreclosed real estate                                                             7,530               489
Real estate held for development or sale                                          25,574            31,197
Premises and equipment, net                                                       38,557            35,820
Excess of cost over fair value of net assets acquired                             23,604            24,606
Other assets                                                                      50,113            29,726
                                                                              ----------         ---------
                                                                              $3,605,904         3,457,664
                                                                              ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Deposits                                                                      2,343,786         2,337,013
 Borrowed funds                                                                  891,000           770,013
 Subordinated capital notes, net                                                  26,837            26,779
 Advances by borrowers for taxes and insurance                                    22,778            22,679
 Accrued expenses and other liabilities                                           40,347            37,769
                                                                              ----------         ---------
  Total liabilities                                                            3,324,748         3,194,253
                                                                              ----------         ---------
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; none outstanding                                                             -                 -
 Common stock, $.01 par value; authorized 40,000,000 shares;
  25,420,648 shares issued; 22,392,947 outstanding at
  September 30, 1998, 25,420,651 shares issued;
  22,518,632 outstanding at December 31, 1997                                        254               254
 Additional paid-in capital                                                      172,210           172,201
 Retained earnings, substantially restricted                                     152,247           128,917
 Accumulated other comprehensive income (loss), net of tax                          (164)            1,552
 Treasury stock, at cost; 3,027,701 shares at September 30, 1998
 and 2,902,019 shares at December 31, 1997                                       (43,391)          (39,513)
                                                                              ----------         ---------
  Total stockholders' equity                                                     281,156           263,411
Commitments and contingencies
                                                                              ----------         ---------
                                                                              $3,605,904         3,457,664
                                                                              ==========         =========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                ------------------------------  ---------------------------
                                                                     1998            1997            1998          1997
                                                                --------------  --------------  --------------  -----------
                                                                         (Unaudited)                    (Unaudited)
Interest income:
 Loans receivable                                                     $53,570          50,632         157,938       147,027
 Mortgage-backed  securities                                            2,333           4,120           8,042        13,069
 Mortgage-backed  securities available for sale                           936           1,253           2,992         4,031
 Investment securities                                                    872           1,070           2,696         3,825
 Investment securities available for sale                               2,692           1,294           7,412         3,615
 Interest-bearing deposits and federal funds sold                       1,711           2,104           6,135         5,714
                                                                      -------          ------         -------       -------
   Total interest income                                               62,114          60,473         185,215       177,281
                                                                      -------          ------         -------       -------
Interest expense:
 Deposits                                                              24,150          25,200          72,545        73,511
 Borrowed funds                                                        13,818          12,041          40,323        33,712
                                                                      -------          ------         -------       -------
   Total interest expense                                              37,968          37,241         112,868       107,223
                                                                      -------          ------         -------       -------
   Net interest income                                                 24,146          23,232          72,347        70,058
Provision for loan losses                                                 200             250             600           850
                                                                      -------          ------         -------       -------
   Net interest income after provision for loan losses                 23,946          22,982          71,747        69,208
                                                                      -------          ------         -------       -------
Non-interest income:
 Gain (loss) on sale of:
  Loans receivable                                                        862              80           2,071           179
  Mortgage-backed  securities                                              11               -             179             7
  Investment securities                                                   208             137             606           225
  Foreclosed real estate                                                   86             (15)            152            10
 Income from real estate operations                                     1,755           2,114           3,854         5,088
 Deposit account service charges                                        2,337           1,899           6,169         5,224
 Loan servicing fee income                                                357             552           1,113         1,752
 Impairment of mortgage servicing rights                                 (740)              -            (740)            -
 Brokerage commissions                                                    644             482           2,153         1,461
 Other                                                                  1,475             875           3,741         2,659
                                                                      -------          ------         -------       -------
   Total non-interest income                                            6,995           6,124          19,298        16,605
                                                                      -------          ------         -------       -------
Non-interest expense:
 Compensation and benefits                                              8,764           7,844          26,016        22,548
 Office occupancy and equipment                                         1,679           1,581           5,025         4,639
 Advertising and promotion                                                565             776           1,802         1,939
 Data processing                                                          593             542           1,689         1,515
 Federal deposit insurance premiums                                       363             365           1,091         1,102
 Amortization of goodwill                                                 334             334           1,002         1,007
 Other                                                                  2,654           2,574           7,630         7,671
                                                                      -------          ------         -------       -------
   Total non-interest expense                                          14,952          14,016          44,255        40,421
                                                                      -------          ------         -------       -------
   Income before income taxes                                          15,989          15,090          46,790        45,392
Income tax expense                                                      6,128           5,894          17,982        16,700
                                                                      -------          ------         -------       -------
   Net income                                                         $ 9,861           9,196          28,808        28,692
                                                                      =======          ======         =======       =======
Basic earnings per share                                              $   .44             .40            1.28          1.23
                                                                      =======          ======         =======       =======
Diluted earnings per share                                            $   .42             .39            1.23          1.19
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

                      MAF BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                   ACCUMULATED
                                                                          ADDITIONAL                  OTHER
                                                                 COMMON    PAID-IN    RETAINED    COMPREHENSIVE   TREASURY
NINE MONTHS ENDED SEPTEMBER 30, 1998                              STOCK    CAPITAL    EARNINGS    INCOME (LOSS)    STOCK     TOTAL
------------------------------------                              -----    -------    --------    -------------    -----     -----
Balance at December 31, 1997                                     $  254    172,201     128,917        1,552        (39,513) 263,411
                                                                 ------    -------     -------       ------        --------  -------
Comprehensive income:
  Net income                                                          -          -      28,808            -              -   28,808
  Other comprehensive income, net of tax:
    Unrealized holding loss during the period                         -          -           -       (1,389)             -   (1,389)
    Less: reclassification adjustment of gains
      included in net income                                          -          -           -         (327)             -     (327)

                                                                 ------    -------     -------       ------        -------- -------
  Total comprehensive income                                          -          -      28,808       (1,716)             -   27,092
                                                                 ------    -------     -------       ------        -------- -------
Exercise of 124,368 options and reissuance of treasury stock          -          -      (1,253)           -          1,578      325
Purchase of treasury stock                                            -          -           -            -         (5,456)  (5,456)
Impact of 50% stock dividend related to fractional shares             -          -         (16)           -              -      (16)
Tax benefits from stock-related compensation                          -          9           -            -              -        9
Cash dividends ($.187 per share)                                      -          -      (4,209)           -              -   (4,209)

                                                                 ------    -------     -------       ------        -------- -------
Balance at September 30, 1998                                    $  254    172,210     152,247         (164)       (43,391) 281,156
                                                                 ======    =======     =======       ======        ======== =======

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           -----------------------------------
                                                                                 1998               1997
                                                                           -----------------  ----------------
                                                                                        (Unaudited)
Operating activities:
Net income                                                                        $  28,808         $  28,692
 Adjustments to reconcile net income to net cash
  Provided by operating activities:
   Depreciation and amortization                                                      2,624             2,260
   Provision for loan losses                                                            600               850
   Deferred income tax benefit                                                         (894)             (366)
   Amortization of premiums, discounts, loan fees and servicing rights                1,897               (44)
   Amortization of goodwill and core deposit premium                                  1,833             2,010
   Net gain on sale of loans, mortgage-backed securities,
     and real estate held for development or sale                                    (6,104)           (5,274)
   Gain on sale of investment securities                                               (606)             (225)
   Increase in accrued interest receivable                                             (253)             (869)
   Net (increase) decrease in other assets and liabilities                           (2,219)            3,294
 Loans originated for sale                                                         (241,203)          (10,726)
 Loans purchased for sale                                                           (79,063)          (53,976)
 Sale of loans originated and purchased for sale                                    302,541            64,708
 Sale of mortgage-backed securities available for sale                               17,430             2,209
                                                                                  ---------         ---------
      Net cash provided by operating activities                                      25,391            32,543
                                                                                  ---------         ---------
Investing activities:
 Loans originated for investment                                                   (743,930)         (559,223)
 Principal repayments on loans receivable                                           695,623           483,890
 Principal repayments on mortgage-backed securities                                  64,720            57,523
 Proceeds from maturities of investment securities available for sale               102,953            57,545
 Proceeds from maturities of investment securities held to maturity                  15,000            42,350
 Proceeds from sale of:
  Loans receivable                                                                    1,102                 -
  Investment securities available for sale                                           12,938             6,660
  Investments held to maturity                                                          912                 -
  Real estate held for development or sale                                           25,279            33,987
  Premises and equipment                                                                  1               172
  Stock in FHLB of Chicago                                                              500             6,299
 Purchases of:
  Loans receivable held for investment                                             (165,856)         (138,911)
  Investment securities available for sale                                         (164,631)          (82,072)
  Investment securities held to maturity                                               (590)           (5,133)
  Mortgage-backed securities available for sale                                      (9,552)                -
  Stock in FHLB of Chicago                                                           (9,250)           (5,345)
  Bank owned life insurance                                                         (20,000)                -
  Real estate held for development or sale                                          (10,105)          (27,738)
  Premises and equipment                                                             (5,361)           (5,424)
                                                                                  ---------         ---------
      Net cash used in investing activities                                        (210,247)         (135,420)
                                                                                  ---------         ---------
                                                                                                   (continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           ----------------------------------
                                                                                 1998              1997
                                                                           -----------------  ---------------
                                                                                        (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                                            $210,000          200,000
 Proceeds from unsecured line of credit                                                   -            3,000
 Repayment of FHLB of Chicago advances                                              (40,000)         (85,000)
 Repayment of unsecured line of credit                                                    -           (3,000)
 Net decrease in reverse repurchase agreements                                            -          (15,000)
 Net decrease in other borrowings                                                   (24,804)          (5,465)
 Proceeds from exercise of stock options                                                325              174
 Purchase of treasury stock                                                          (5,456)         (14,908)
 Cash dividends                                                                      (3,701)          (2,967)
 Net increase in deposits                                                             6,773           34,041
 Increase (decrease) in advances by borrowers for taxes and insurance                    99           (7,367)
                                                                                   --------          -------
     Net cash provided by financing activities                                      143,236          103,508
                                                                                   --------          -------
Increase (decrease) in cash and cash equivalents                                    (41,620)             631
                                                                                   --------          -------
Cash and cash equivalents at beginning of period                                    146,918          125,717
                                                                                   --------          -------
Cash and cash equivalents at end of period                                         $105,298          126,348
                                                                                   ========          =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                                          $112,478          108,028
  Income taxes                                                                       16,601           16,800
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate                               2,106            2,361
 Loans receivable swapped into mortgage-backed securities                            17,371            2,202
 Treasury stock received for option exercises                                            79              236
                                                                                   ========          =======

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1998.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and nine month periods ended September 30, 1998 and 1997 and as of December 31, 1997. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as common stock equivalents and are considered in the earnings per share calculations, and are the only adjustment made to average shares outstanding in computing diluted earnings per share. Common stock equivalents are computed using the treasury stock method. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:

                                       THREE MONTHS ENDED SEPTEMBER 30, 1998           THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  -----------------------------------------------  ---------------------------------------------
                                        INCOME           SHARES        PER-SHARE          INCOME           SHARES      PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)     AMOUNT         (NUMERATOR)      (DENOMINATOR)    AMOUNT
                                  ------------------  -------------  ------------  -------------------  -------------    -------
                                                                      (Dollars in thousands)
Basic earnings per share:
Income available to
 common shareholders                 $     9,861        22,577,730    $     .44        $       9,196      23,006,521    $    .40
                                                                      =========                                         ========
Effect of dilutive securities:
Options                                                    709,055                                           802,330
                                                      ------------                                      ------------
Diluted earnings per share -
Income available to common
 shareholders plus assumed
 conversions                         $     9,861        23,286,785    $     .42        $       9,196      23,808,851    $    .39
                                     ===========      ============    =========        =============    ============    ========

                                       NINE MONTHS ENDED SEPTEMBER 30, 1998            NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  -----------------------------------------------  ---------------------------------------------
                                        INCOME           SHARES        PER-SHARE          INCOME           SHARES      PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)     AMOUNT         (NUMERATOR)      (DENOMINATOR)    AMOUNT
                                  ------------------  -------------  ------------  -------------------  -------------    -------
                                                                      (Dollars in thousands)
Basic earnings per share:
Income available to
 common shareholders                    $    28,808     22,554,637     $    1.28       $       28,692     23,282,852    $   1.23
                                                                       =========                                        ========
Effect of dilutive securities:
Options                                                    779,772                                           753,263
                                                      ------------                                      ------------
Diluted earnings per share -
Income available to common
 shareholders plus assumed
 conversions                            $     28,808     23,334,409    $    1.23       $       28,692     24,036,115    $   1.19
                                        ============  =============    =========       ==============   ============    ========

     All prior period share and per share amounts have been adjusted for the 3-for-2 stock split announced by the Company on April 29, 1998, which was paid on July 10, 1998 to shareholders of record on June 18, 1998.

(3)  COMMITMENTS AND CONTINGENCIES

     At September 30, 1998, the Bank had outstanding commitments to originate and purchase loans of $330.0 million, of which $261.7 million were fixed-rate loans, and $68.3 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $118.0 million of these loan commitments, of which $98.8 million were fixed rate loans, with rates ranging from 6.125% to 7.875% and $19.2 million were adjustable rate loans with rates ranging from 5.75% to 8.5%. At September 30, 1998, commitments to sell conforming fixed rate loans were $57.4 million.

     At September 30, 1998, the Bank had outstanding 14 standby letters of credit totaling $15.4 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had 14 outstanding standby letters of credit totaling $7.9 million related to real estate development improvements.

(4)  STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

     During the current nine-month period, the Bank sold its 100% beneficial interest in its two special-purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC"), for net proceeds of $912,000. Due to the sale, the Bank no longer consolidates these subsidiaries, which reduced mortgage-backed securities and borrowed funds by approximately $30.2 million. In addition, other borrowings increased $6.0 million, due to the assumption of an industrial revenue bond that secures a commercial office building the Company owns in foreclosed real estate.

(5)  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," was adopted by the Company as of January 1, 1998. This statement requires reporting of changes in stockholders' equity that do not result directly from transactions from nonowner sources. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            --------------------  -------------------
                                                               1998       1997      1998       1997
                                                            ----------  --------  ---------  --------
                                                                          (In thousands)
Net income                                                  $   9,861     9,196     28,808    28,692
Other comprehensive income, net of tax
 Net unrealized holding gain (loss) during the period          (1,735)      812     (1,389)    1,218
 Less:  reclassification adjustment of gains included
  in net income                                                  (128)      (83)      (327)     (137)
                                                            ---------     -----     ------   -------
Total comprehensive income                                  $   7,998     9,925     27,092    29,773
                                                            =========     =====     ======   =======

(6)  NEW ACCOUNTING PRONOUNCEMENTS

     In September 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement requires disclosure for each segment that is similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. Management of the Company does not expect that the adoption of SFAS No. 131 will have a material effect on the consolidated financial statements of the Company.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". This statement revises the accounting for retained securities and beneficial interests along with the classification of the retained securities and beneficial interests. Management of the Company does not expect that the adoption of SFAS No. 134 will have a material effect on the consolidated financial statements of the Company.


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

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 23 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate loans. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

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

     The Bank has prepared a comprehensive "Year 2000" plan, which has identified both internal and external computer systems and software, as well as non-computer related hardware and systems that contain embedded technology, that have the potential to create an operational problem at the turn of the century. The plan's implementation status is reviewed monthly with senior management and the Board of Directors. The Bank's year 2000 plan calls for testing and certifying all mainframe software applications and internal network communications. Based on testing and review to date, the Bank expects to have fully implemented its year 2000 plan by March 31, 1999, although there can be no assurances as to the timely completion of any necessary corrective actions to systems and software.

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

     Linked directly to the Bank's mainframe operations is the communication of its branch network to the mainframe, as well as communication across its PC network. The Bank has identified its year 2000 issues with its provider of telecommunications equipment and service (a major telecommunications company) and is in the process of certifying its system for year 2000 compliance as it relates to the Bank's operations.

     Additionally, many of the Bank's security systems, such as vaults, alarms, and other functional equipment, have been identified as potential sources of year 2000 problems and are in the process of being tested, with the help of the manufacturers, to confirm year 2000 preparedness.

     Included in the Bank's year 2000 plan is a contingency plan for the failure of its mission critical systems, including its mainframe software, its telecommunications network, and its security systems. Failures in these systems would be the most critical problems the Bank would face as a result of year 2000. These systems all apply to Bank customer transactions and support its ability to generate new business with its customers. The contingency plan includes the ability to safely operate the Bank's branch network and to execute customer transactions in the event of a telecommunications failure, or a problem with the Bank's mainframe software system. These plans are subject to the testing and review procedures in conjunction with its year 2000 plan.

     The Bank has relied primarily on its own data processing department to facilitate its year 2000 plan. As part of its year 2000 plan, the Bank has upgraded certain PC-based software packages, and hardware where necessary. To date, the costs related to these items have been immaterial to the Bank's operation. In addition, upgrades for year 2000 compliance to the Bank's mainframe software and telecommunications systems are covered by the respective vendors under annual maintenance programs maintained by the Bank. The Company expects the final cost of its year 2000 compliance plan to be less than $500,000.

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

     The Bank was in compliance with all of its capital requirements as of the dates indicated below:

                                                    SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                  -----------------------     -----------------------
                                                              PERCENT OF                  PERCENT OF
                                                    AMOUNT      ASSETS          AMOUNT      ASSETS
                                                  ----------  -----------     ----------  -----------
                                                               (Dollars in thousands)
Stockholder's equity of the Bank                  $  277,982        7.79%     $  279,165        8.15%
                                                  ==========       =====      ==========       =====
Tangible capital                                  $  233,532        6.64%     $  232,109        6.88%
Tangible capital requirement                          52,748        1.50          50,605        1.50
                                                  ----------       -----      ----------       -----
Excess                                            $  180,784        5.14%     $  181,504        5.38%
                                                  ==========       =====      ==========       =====
Core capital                                      $  233,532        6.64%     $  232,109        6.88%
Core capital requirement                             105,497        3.00         101,210        3.00
                                                  ----------       -----      ----------       -----
Excess                                            $  128,035        3.64%     $  130,899        3.88%
                                                  ==========       =====      ==========       =====
Core and supplementary capital                    $  249,340       13.22%     $  247,280       14.34%
Risk-based capital requirement                       150,915        8.00         137,906        8.00
                                                  ----------       -----      ----------       -----
Excess                                            $   98,425        5.22%     $  109,374        6.34%
                                                  ==========       =====      ==========       =====
Total Bank assets                                 $3,570,616                  $3,424,182
Adjusted total Bank assets                         3,516,552                   3,373,667
Total risk-weighted assets                         1,940,502                   1,774,644
Adjusted total risk-weighted assets                1,886,439                   1,723,824
Investment in Bank's real estate subsidiary           14,682                      15,351
                                                  ==========                  ==========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to regulatory capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             1998                   1997
                                                                      -------------------  -------------------
                                                                                    (In thousands)
Stockholder's equity of the Bank                                                $277,982              279,165
Goodwill and other non-allowable intangible assets                               (29,496)             (31,330)
Non-permissible subsidiary deduction                                             (14,682)             (15,351)
Non-includable purchased mortgage servicing rights                                  (371)                (249)
SFAS No. 115 capital adjustment                                                       99                 (126)
                                                                                --------              -------
 Tangible and core capital                                                       233,532              232,109
General loan loss reserves                                                        15,808               15,475
Land loans greater than 80% loan-to-value                                              -                 (304)
                                                                                --------              -------
 Core and supplementary capital                                                 $249,340              247,280
                                                                                ========              =======

          Deductions from Regulatory Capital on Non-Permissible Activities

     Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiaries, Mid America Developments, and NW Financial. As of July 1, 1996, 100% of such investment in and advances to Mid America Developments and NW Financial is required to be deducted from capital.

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

     The following is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                9/30/98       6/30/98       3/31/98      12/31/97       9/30/97
                               --------       -------       -------      --------       -------
                                                      (In thousands)
Common stock                   $  2,157         2,157         2,157         1,657         1,657
Retained earnings                10,852        10,309        12,390        12,285        11,419
Intercompany advances             1,673         1,353         1,200         1,409         4,857
                               --------       -------       -------      --------       -------
                               $ 14,682        13,819        15,747        15,351        17,933
                               ========       =======       =======      ========       =======

      Interest Rate Risk Component of Regulatory Capital

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of September 30, 1998, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At September 30, 1998, the Bank met each of its capital requirements.

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

     Recent Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State charted thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House of Representatives would not abolish the federal charter but would make unitary savings and loan holding companies subject to the same activities restrictions as holding companies controlling commercial banks. However, existing unitary holding companies, such as the Company, would be grandfathered. The Company is unable to predict whether such legislation will be enacted, the extent to which it may restrict or disrupt its operations or whether the BIF and SAIF funds will merge.

CHANGES IN FINANCIAL CONDITION

     As of September 30, 1998, total assets of the Company were $3.61 billion, an increase of $148.2 million or 4.3% from the $3.46 billion at December 31, 1997. The increase is primarily due to an increase in deposits and borrowings which were used to fund mortgage loans held for investment.

     Cash and short-term investments totaled a combined $105.3 million at September 30, 1998, a decrease of $41.6 million from the combined balance of $146.9 million at December 31, 1997.

     Investment securities classified as held to maturity decreased $15.3 million to $10.0 million at September 30, 1998. The decrease is due to maturities of U.S. Government agency obligations totaling $10.0 million, and the call, prior to maturity, of $5.0 million of FHLB callable notes.

     Investment securities available for sale increased $46.8 million to $166.3 million at September 30, 1998. The increase is due to purchases of $164.6 million of primarily U.S. Government and agency securities, offset by maturities of $56.3 million, the call, prior to maturity, of $46.7 million of FHLB and agency callable notes, and sales of marketable equity securities with a book value of $12.9 million. The Company recognized gains of $530,000 on the sale of marketable equity securities during the nine months ended September 30, 1998.
At September 30, 1998, unrealized losses in the available for sale portfolio were $155,000, compared to unrealized gains of $2.5 million at December 31, 1997.

     Mortgage-backed securities classified as held to maturity decreased $75.5 million to $139.9 million at September 30, 1998, compared to $215.4 million at December 31, 1997, primarily due to normal amortization and prepayments of the underlying loans of $44.3 million. In addition, during the first quarter, the Bank sold its 100% beneficial interest in both of its duration-matched special-purpose subsidiaries, MAFC, and NWAC. The Bank no longer consolidates these entities as a result of the sales which led to a net reduction in mortgage-backed securities of approximately $30.2 million.

     Mortgage-backed securities available for sale decreased $10.2 million to $57.4 million at September 30, 1998, compared to $67.6 million at December 31, 1997. Amortization and prepayments of $19.5 million were offset by $9.6 million of purchases. Unrealized losses in the available for sale portfolio were $116,000 at September 30, 1998, compared to $19,000 at December 31, 1997. The Bank has $107.6 million of CMO securities at September 30, 1998, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, increased $211.9 million, or 7.8%, to $2.92 billion at September 30, 1998. The Bank originated and purchased (through wholesale originations) $1.23 billion during the nine months ended September 30, 1998, due in part to heavy refinance activity in the Bank's loan portfolio. Offsetting this increase was amortization and prepayments totaling $695.6 million, as well as sales of $319.3 million. Loans receivable held for sale increased $17.2 million to $23.8 million as of September 30, 1998, compared to $6.5 million at December 31, 1997. The Company has increased its sales activity as a result of the significant increase in fixed-rate mortgage loan originations during the current nine month period.

     The allowance for loan losses totaled $15.8 million at September 30, 1998, an increase of $333,000 from the balance at December 31, 1997. The Bank's allowance for loan losses to total loans outstanding was .54% at September 30, 1998, compared to .57% at December 31, 1997. Non-performing loans increased $704,000 to $11.4 million at September 30, 1998, or .39% of total loans receivable, compared to $10.7 million, or .39% at December 31, 1997.

     Foreclosed real estate increased to $7.5 million at September 30, 1998, primarily as a result of the foreclosure of a $6.5 million commercial office building in January 1998. In conjunction with the foreclosure, the Bank assumed a $6.0 million industrial revenue bond which is secured by the property. As previously announced, the Bank entered into a contract to sell the building (which included the assumption of the industrial revenue bond obligation), which it expected to close in August 1998. Subsequently, in accordance with the terms of the sales agreement, the buyer elected to terminate the contract. The Company plans to continue marketing the building for sale.

     Real estate held for development or sale decreased $5.6 million to $25.6 million at September 30, 1998. A summary of real estate held for development or sale is as follows:

                                  SEPTEMBER 30,  DECEMBER 31,
                                      1998           1997
                                  -------------  ------------
                                        (in thousands)
MAF Developments, Inc.
 Tallgrass of Naperville                $16,795        14,292
 Harmony Grove                              385         4,856
 Creekside of Remington                   1,455         1,662
 Clow Creek Farm                              -           128
                                        -------        ------
                                         18,635        20,938
                                        -------        ------
Mid America Developments, Inc.
 Woods of Rivermist                           -           154
 Ashbury                                      -            50
                                        -------        ------
                                              -           204
                                        -------        ------
NW Financial, Inc.
 Reigate Woods                            4,622         5,314
 Woodbridge                               2,317         3,498
 Fields of Ambria                             -         1,243
                                        -------        ------
                                          6,939        10,055
                                        -------        ------
                                        $25,574        31,197
                                        =======        ======

     Tallgrass of Naperville, a planned 924-lot subdivision commenced development in the current nine month period. The increase in the investment includes a small additional land acquisition, and improvement costs. Profits from the project will be split 60/40 with the joint venture partner. A presale to builders for 181 lots in the first unit was held in September 1998. Contracts were received for all lots offered. The Company expects first closings of these contracts late in the fourth quarter of 1998 and into the first half of 1999. The large decrease in the balance of Harmony Grove is due to the sale of 170 lots during the current nine month period. The development is substantially complete as to development costs. As of September 30, 1998, there are 21 lots remaining, with 14 lots under contract. The decrease in the 170-lot Creekside of Remington subdivision is primarily due to 13 lot sales during the current nine month period. One lot is under contract as of September 30, 1998. The Company is contemplating development of the last unit of this subdivision subject to market conditions.

     The $1.2 million decrease in the Woodbridge subdivision is primarily due to the sale of 14 homesites since December 31, 1997. The remaining $2.3 million investment in Woodbridge relates to a 48-acre commercial parcel, of which a 26-acre parcel is under contract and expected to close in early 1999. The balance
of Reigate Woods decreased due to the sale of   13 homesites during the current
nine month period. September 30, 1998 there are 28 remaining homesites, with eight homesites under contract.

     The current nine month period marked the sell-out of four subdivisions:
Ashbury, Clow Creek Farm, Woods of Rivermist and Fields of Ambria. These projects are complete as to costs incurred and property sold.

     Other assets increased $20.4 million from December 31, 1997 primarily due to a $20.0 million investment in a new bank-owned life insurance program.

     Deposits increased $6.8 million, to $2.34 billion at September 30, 1998. After consideration of interest credited to accounts of $68.5 million for the nine months ended September 30, 1998, actual cash outflows were $61.7 million.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $121.0 million to $891.0 million at September 30, 1998. The Bank has increased its FHLB of Chicago advances by a net $170.0 million since December 31, 1997 to fund loans held for investment, and assumed a $6.0 million industrial revenue bond which secures a commercial office building the Company owns as foreclosed real estate. Offsetting these increases was a $30.2 million reduction in CMO borrowings associated with the sale of the Bank's 100% beneficial interest in its two duration-matched special-purpose finance subsidiaries and the maturity of a $24.8 million reverse repurchase agreement.

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

     For the quarter ended September 30, 1998, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $214,000, compared to $202,000 for the three months ended September 30, 1997.

     As of September 30, 1998, the Bank's ratio of non-performing loans to total loans was .39%, compared to .39% at December 31, 1997 and .47% at September 30, 1997.

     As discussed above, foreclosed real estate increased $7.0 million to $7.5 million at September 30, 1998, primarily due to the foreclosure of a commercial office building with a fair value of $6.5 million. The Company is currently seeking a buyer.

     DELINQUENT LOANS.   Delinquencies in the Bank's portfolio at the dates
indicated were as follows:

                                        61-90 DAYS                           91 DAYS OR MORE
                            -----------------------------------  ---------------------------------------
                                        PRINCIPAL                               PRINCIPAL
                             NUMBER     BALANCE OF    PERCENT      NUMBER      BALANCE OF      PERCENT
                               OF       DELINQUENT       OF          OF        DELINQUENT        OF
                              LOANS       LOANS        TOTAL        LOANS         LOANS         TOTAL
                            ---------  ------------  ----------  -----------  -------------  -----------
                                                      (Dollars in thousands)
September 30, 1998                 60        $6,365        .22%           87        $10,201         .35%
                                   ==        ======        ===           ===        =======         ===
June 30, 1998                      46        $5,589        .20%          105        $10,752         .38%
                                   ==        ======        ===           ===        =======         ===
March 31, 1998                     63        $7,193        .26%          104        $11,260         .41%
                                   ==        ======        ===           ===        =======         ===
December 31, 1997                  32        $2,697        .10%           86        $10,134         .37%
                                   ==        ======        ===           ===        =======         ===
September 30, 1997                 39        $3,847        .14%           67        $11,822         .44%
                                   ==        ======        ===           ===        =======         ===

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                                 AT
                                         ---------------------------------------------------------------------------------
                                           9/30/98     6/30/98     3/31/98    12/31/97     9/30/97     6/30/97     3/31/97
                                         ---------   ---------   ---------   ---------   ---------   ---------  ----------
                                                                              (In thousands)
     Real estate loans:
       One-to four-family:
       Held for investment            $  2,597,715   2,490,361   2,459,572   2,408,393   2,341,861   2,258,938   2,198,886
       Held for sale                        23,777      42,993      14,008       6,537       6,620       4,697       6,284
      Multi-family                         118,493     112,158     108,618     105,051      99,949      97,515      97,483
      Commercial                            32,772      34,456      34,738      35,839      44,164      44,881      45,459
      Construction                          20,861      20,986      17,367      17,263      16,615      17,105      17,277
      Land                                  20,282      20,766      22,253      24,425      26,345      26,854      26,561
                                         ---------   ---------   ---------   ---------   ---------   ---------  ----------
       Total real estate loans           2,813,900   2,721,720   2,656,556   2,597,508   2,535,554   2,449,990   2,391,950

     OTHER LOANS:
      Consumer loans:
       Equity lines of credit               85,101      83,822      85,690      88,106      89,155      88,868      88,595
       Home equity loans                    38,695      36,940      34,711      34,447      31,629      22,866      13,634
       Other                                 5,105       6,056       6,157       5,793       5,610       4,797       5,838
                                         ---------   ---------   ---------   ---------   ---------   ---------  ----------
       Total consumer loans                128,901     126,818     126,558     128,346     126,394     116,531     108,067
      Commercial business lines              2,025       2,059       2,628       2,659       2,360       2,312       2,333
                                         ---------   ---------   ---------   ---------   ---------   ---------  ----------
       Total other loans                   130,926     128,877     129,186     131,005     128,754     118,843     110,400
                                         ---------   ---------   ---------   ---------   ---------   ---------  ----------
       Total loans receivable            2,944,826   2,850,597   2,785,742   2,728,513   2,664,308   2,568,833   2,502,350

      Less:
      Loans in process                      11,222      10,939       7,778       6,683       7,005       6,990       6,700
      Unearned discounts,premiums
       and deferred loan fees, net          (1,224)       (817)       (402)       (772)       (268)        645         696
      Allowance for loan losses             15,808      15,689      15,625      15,475      18,337      18,182      18,010
                                         ---------   ---------   ---------   ---------   ---------   ---------  ----------
       Total loans receivable, net       2,919,020   2,824,786   2,762,741   2,707,127   2,639,234   2,543,016   2,476,944
      Loans receivable held for sale       (23,777)    (42,993)    (14,008)     (6,537)     (6,620)     (4,697)     (6,284)
                                         ---------   ---------   ---------   ---------   ---------   ---------   ---------
       Loans receivable, net          $  2,895,243   2,781,793   2,748,733   2,700,590   2,632,614   2,538,319   2,470,660
                                         =========   =========   =========   =========   =========   =========  ==========

NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                                   AT
                                                                 ----------------------------------------------------------------
                                                                 9/30/98   6/30/98  3/31/98  12/31/97  9/30/97  6/30/97  3/31/97
                                                                 --------  -------  -------  --------  -------  -------  --------
                                                                                        (In thousands)
     Non-performing loans:
     One-to four-family and multi-family loans:
      Non-accrual loans                                         $   9,430     9,673    8,900     7,039    6,260    8,965   8,757
      Accruing loans 91 days or more overdue                          624     1,296    2,508     2,071    1,547      845   1,008
                                                                 --------   -------  -------   -------  -------  -------  ------
        Total                                                      10,054    10,969   11,408     9,110    7,807    9,810   9,765
                                                                 --------   -------  -------   -------  -------  -------  ------
     Commercial real estate, construction and land loans:
      Non-accrual loans                                             1,126     1,259      736     1,240    4,376    4,067   4,254
      Accruing loans 91 days or more overdue                            -         -       33         -        -        -     599
                                                                 --------   -------  -------   -------  -------  -------  ------
          Total                                                     1,126     1,259      769     1,240    4,376    4,067   4,853
                                                                 --------   -------  -------   -------  -------  -------  ------
     Other loans:
      Non-accrual loans                                               178       286      210       181      225      461     366
      Accruing loans 91 days or more overdue                            1        11       96       124       24       25      79
                                                                 --------   -------  -------   -------  -------  -------  ------
        Total                                                         179       297      306       305      249      486     445
                                                                 --------   -------  -------   -------  -------  -------  ------
      Total non-performing loans:
        Non-accrual loans                                          10,734    11,218    9,846     8,460   10,861   13,493  13,377
        Accruing loans 91 days or more overdue                        625     1,307    2,637     2,195    1,571      870   1,686
                                                                 --------   -------  -------   -------  -------  -------  ------
          Total                                                 $  11,359    12,525   12,483    10,655   12,432   14,363  15,063
                                                                 ========   =======  =======   =======  =======  =======  ======
     Non-accrual loans to total loans                                 .37%      .40      .36       .31      .41      .53     .54
     Accruing loans 91 days or more overdue to total loans            .02       .05      .09       .08      .06      .03     .07
                                                                 --------  --------  -------   -------  -------  -------  ------
        Non-performing loans to total loans                           .39%      .45      .45       .39      .47      .56     .61
                                                                 ========   =======  =======   =======  =======  =======  ======
     Foreclosed real estate (net of related reserves):
      One- to four-family                                       $   1,030       266      361       489    1,810      724     773
      Commercial, construction and land                             6,500     6,500    6,500        --       --       --      --
                                                                 --------   -------  -------   -------  -------  -------  ------
        Total                                                   $   7,530     6,766    6,861       489    1,810      724     773
                                                                 ========   =======  =======   =======  =======  =======  ======
     Non-performing loans and foreclosed real estate
      to total loans and foreclosed real estate                       .64%      .69      .70       .41      .54      .59     .63
                                                                 ========    ======  =======   =======  =======  =======  ======
     Total non-performing assets                                $  18,889    19,291   19,344    11,144   14,242   15,087  15,836
                                                                 ========    ======  =======   =======  =======  =======  ======
     Total non-performing assets to total assets                      .52%      .54      .55       .32      .42      .45     .49
                                                                 ========    ======  =======   =======  =======  =======  ======

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $26.7 million of 8.32% subordinated notes and $34.5 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases with excess cash flow. The Company also maintains a one year, $15.0 million unsecured revolving line of credit from a commercial bank, which expires April 30, 1999, but is generally renewable for an additional one-year period. For the nine months ended September 30, 1998, the Company received $30.0 million in dividends from the Bank and declared common stock dividends of $.187 per share.

     On September 1, 1998, the Company announced a stock repurchase plan under which the Company is authorized to repurchase up to 1,250,000, or approximately 5.5% of its outstanding common stock. As of September 30, 1998, the Company has repurchased 239,500 shares at an average cost of $22.07 per share.

     On October 27, 1998, the Company announced its intention to call its $26.7 million 8.32% subordinated notes in accordance with the indenture effective November 30, 1998. The notes are callable at par plus any accrued interest since the last interest payment date. The Company will use available cash and a $20.0 million dividend expected to be Received from the Bank to call the notes. The early redemption will result in an extraordinary charge to earnings of approximately $460,000, or $.02 per diluted share, related to unamortized issuance costs.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, and proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current nine month period the Bank borrowed $210.0 million of primarily fixed-rate FHLB of Chicago advances and repaid $40.0 million of maturing advances. The Bank was able to fund the remainder of its mortgage loan originations for the current quarter with liquidity from prepayments and amortization from its mortgage loan and mortgage-backed securities portfolios.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended September 30, 1998, the Bank's average liquidity ratio was 9.80%. At September 30, 1998, total liquidity was $195.4 million, or 8.85%, which was $107.1 million in excess of the 4.0% regulatory requirement.

     During the nine months ended September 30, 1998, the Bank originated and purchased loans totaling $1.23 billion compared with $760.4 million during the same period a year ago. Loan sales and swaps for the nine months ended September 30, 1998, were $319.3 million, compared to $66.8 million for the prior year period, reflecting the increase in fixed-rate loan originations during the current nine month period. At September 30, 1998, the Bank has outstanding commitments to originate and purchase mortgage loans of $330.0 million. Prospective borrowers had locked the interest rate on $118.0 million of these loan commmitments. Commitments to sell or swap fixed-rate loans of $57.4 million at September 30, 1998.

ACQUISITION AND EXPANSION ACTIVITY

     On August 17, 1998, the Company agreed to acquire Westco Bancorp, ("Westco") in an all-stock transaction valued at $84.3 million based on the Company's stock price on that date. The merger agreement provides for a fixed exchange ratio pursuant to which each share of Westco common stock will be exchanged for 1.395 shares of MAF Bancorp common stock. Westco is the parent holding company for First Federal Savings and Loan Association of Westchester, which operates one branch and one drive-up facility in Westchester, Illinois. As of September 30, 1998, Westco had $318.5 million in assets, $261.0 million in deposits and $48.0 million in stockholders' equity. The transaction will be accounted for as a purchase, is subject to regulatory and Westco shareholders approval and is expected to close prior to the end of January 1999.

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

     The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. As a result of the flatter yield curve environment, consumer demand has been heavily weighted in favor of long term fixed-rate mortgage loans. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the majority of such loans that are conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the current nine months, the Bank began to sell a higher percentage of its non-prepayment protected fixed-rate originations than it had over the previous twelve months to manage its interest rate risk. The Bank started offering loan products with prepayment penalties in an effort to supplement loan portfolio growth and mitigate interest rate and prepayment risks in a declining rate environment. The borrower receives a lower interest rate in return for accepting prepayment penalties based on the original loan balance. The penalty is 2% for the initial three years on ARM loans that are fixed for the initial three-year period. The penalty for 10, 15, 20 and 30 year fixed rate loans, seven year balloon loans and ARM loans that are fixed for the initial five-year period is 3% for the first three years, 2% in year four and 1% in year five. At September 30, 1998, loans with aggregate balances of approximately $470 million, or 16.7% of the Bank's mortgage loan portfolio contained prepayment penalties.

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

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at September 30, 1998, based on the assumptions used by the OTS with respect to NOW, checking and passbook account withdrawals.

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

                                                                     AT SEPTEMBER 30, 1998
                                            -----------------------------------------------------------------------
                                                         MORE THAN   MORE THAN    MORE THAN
                                             6 MONTHS     6 MONTHS     1 YEAR      3 YEARS    MORE THAN
                                              OR LESS    TO 1 YEAR   TO 3 YEARS  TO 5 YEARS    5 YEARS      TOTAL
                                            -----------  ----------  ----------  -----------  ----------  ---------
                                                                        (In thousands)
Interest-earning  assets:
Loans receivable                            $  794,194     409,504      834,574     258,222     637,108   2,933,602
Mortgage-backed securities                     112,982      13,452       32,014      20,777      17,598     196,823
Interest-bearing deposits                       18,989           -            -           -           -      18,989
Federal funds sold                              53,026           -            -           -           -      53,026
Investment securities (1)                      122,103      11,834       33,011       8,718      42,385     218,051
                                            ----------     -------      -------     -------     -------   ---------
 Total interest-earning assets               1,101,294     434,790      899,599     287,717     697,091   3,420,491
Less yield adjustments, net                        327         222          272         (83)        997       1,735
                                            ----------     -------      -------     -------     -------   ---------
 Total net interest-earning assets           1,101,621     435,012      899,871     287,634     698,088   3,422,226
Impact of hedging activity  (2)                 23,777           -            -           -     (23,777)          -
                                            ----------     -------      -------     -------     -------   ---------
Total net interest-earning assets adjusted
  for impact of hedging activities           1,125,398     435,012      899,871     287,634     674,311   3,422,226
                                            ----------     -------      -------     -------     -------   ---------
Interest-bearing  liabilities:
NOW and checking accounts                       14,333      13,115       48,000      29,816      63,360     168,624
Money market accounts                          132,293           -            -           -           -     132,293
Passbook accounts                               54,748      50,094      183,346     113,891     242,016     644,095
Certificate accounts                           658,200     346,181      250,579      36,407      12,395   1,303,762
FHLB advances                                  180,000      85,000      280,000     100,500     185,000     830,500
Other borrowings                                67,337      20,000            -           -           -      87,337
                                            ----------     -------      -------     -------     -------   ---------
 Total interest-bearing  liabilities         1,106,911     514,390      761,925     280,614     502,771   3,166,611
                                            ----------     -------      -------     -------     -------   ---------
Interest sensitivity gap                    $   18,487     (79,378)     137,946       7,020     171,540     255,615
                                            ==========     =======      =======     =======     =======   =========
Cumulative gap                              $   18,487     (60,891)      77,055      84,075     255,615
                                            ==========     =======      =======     =======     =======
Cumulative gap as a percentage
of total assets                                    .54%      (1.78)        2.25        2.46        7.47
Cumulative net interest-earning  assets as
a percentage of interest-bearing liabilities    101.67       96.24       103.23      103.16      108.07


________________________
(1) Includes $41.8 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

   AVERAGE BALANCE SHEETS

   The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 1998 includes fees which are considered adjustments to yield.

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------------
                                                                     1998                             1997
                                                       ------------------------------  -------------------------------
                                                                             AVERAGE                          AVERAGE
                                                        AVERAGE               YIELD/     AVERAGE               YIELD/
                                                        BALANCE    INTEREST    COST      BALANCE    INTEREST    COST
                                                       ----------  --------  --------  -----------  --------  --------
   ASSETS:
   Interest-earning assets:
   Loans receivable                                    $2,884,710    53,570     7.43%  $2,601,481     50,632     7.78%
   Mortgage-backed
    securities                                            202,294     3,269     6.46      307,987      5,373     6.98
   Interest-bearing
    deposits (1)                                           24,050       448     7.29       79,312      1,296     6.39
   Federal funds sold (1)                                  68,089     1,263     7.26       49,230        808     6.42
   Investment securities (2)                              233,945     3,603     6.03      150,506      2,411     6.27
                                                       ----------   -------            ----------    -------
    Total interest-earning
     assets                                             3,413,088    62,153     7.27    3,188,516     60,520     7.58
   Non-interest earning
    assets                                                174,433                         164,950
                                                       ----------                      ----------
    Total assets                                       $3,587,521                      $3,353,466
                                                       ==========                      ==========

   LIABILITIES AND
    STOCKHOLDERS' EQUITY:
   Interest-bearing
    liabilities:
   Deposits                                             2,253,467    24,150     4.25    2,230,287     25,200     4.48
   Borrowed funds                                         883,694    13,818     6.21      721,249     12,041     6.63
                                                       ----------   -------            ----------    -------
    Total interest-bearing
     liabilities                                        3,137,161    37,968     4.80    2,951,536     37,241     5.01
                                                                    -------     ----                 -------     ----
   Non-interest bearing
    deposits                                               93,654                          73,949
   Other liabilities                                       73,993                          67,298
                                                       ----------                      ----------
    Total other liabilities                               167,647                         141,247
                                                       ----------                      ----------
    Total liabilities                                   3,304,808                       3,092,783
   Stockholders' equity                                   282,713                         260,683
                                                       ----------                      ----------
    Liabilities and
     stockholders' equity                              $3,587,521                      $3,353,466
                                                       ==========                      ==========

   Net interest
  income/interest rate
    spread                                                        $  24,185     2.47%                $23,279     2.57%
                                                                    =======     ====                 =======     ====

   Net earning assets/net
    yield on average
   Interest-earning assets                             $  275,927               2.83%  $  236,980                2.92%
                                                       ==========               ====   ==========                ====

   Ratio of interest-earning
    assets to
   Interest-bearing
    liabilities                                                               108.80%                          108.03%
                                                                              ======                           ======
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------
                                                      1998                             1997               AT SEPTEMBER 30, 1998
                                       -------------------------------  -------------------------------  ----------------------
                                                              AVERAGE                          AVERAGE
                                         AVERAGE               YIELD/     AVERAGE               YIELD/                  YIELD/
                                         BALANCE    INTEREST    COST      BALANCE    INTEREST    COST      BALANCE       COST
                                       -----------  --------  --------  -----------  --------  --------  -----------  ---------
                                       (Dollars in thousands)
   ASSETS:
   Interest-earning assets:
   Loans receivable                    $2,814,398    157,938     7.48%  $2,528,339    147,027     7.75%  $2,934,828     7.44%
   Mortgage-backed
    securities                            225,145     11,034     6.53      326,119     17,100     6.99      197,332     6.50
   Interest-bearing
    deposits (1)                           35,911      1,883     6.91       74,479      3,542     6.27       18,989     5.08
   Federal funds sold (1)                  80,421      4,252     6.97       45,375      2,173     6.32       53,026     5.47
   Investment securities (2)              217,737     10,227     6.19      148,494      7,665     6.81      218,051     6.08
                                       ----------   --------            ----------   --------            ----------
    Total interest-earning
     assets                             3,373,612    185,334     7.32    3,122,806    177,507     7.57    3,422,226     7.25
   Non-interest earning
    assets                                167,915                          162,876                          183,678
                                       ----------                       ----------                       ----------
    Total assets                       $3,541,527                       $3,285,682                       $3,605,904
                                       ==========                       ==========                       ==========

   LIABILITIES AND
    STOCKHOLDERS' EQUITY:
   Interest-bearing
    liabilities:
   Deposits                             2,247,706     72,545     4.32    2,214,013     73,511     4.44    2,248,774     4.22
   Borrowed funds                         854,733     40,323     6.31      676,094     33,712     6.66      917,837     6.16
                                       ----------   --------            ----------   --------            ----------
    Total interest-bearing
     liabilities                        3,102,439    112,868     4.86    2,890,107    107,223     4.96    3,166,611     4.78
                                                    --------     ----                --------     ----                  ----
   Non-interest bearing
    deposits                               91,057                           72,041                           95,012
   Other liabilities                       72,553                           66,378                           63,125
                                       ----------                       ----------                       ----------
    Total other liabilities               163,610                          138,419                          158,137
                                       ----------                       ----------                       ----------
    Total liabilities                   3,266,049                        3,028,526                        3,324,748
   Stockholders' equity                   275,478                          257,156                          281,156
                                       ----------                       ----------                       ----------
    Liabilities and
     stockholders' equity              $3,541,527                       $3,285,682                       $3,605,904
                                       ==========                       ==========                       ==========

   Net interest
  income/interest rate
    spread                                          $ 72,466     2.46%               $ 70,284     2.61%                 2.47%
                                                    ========     ====                ========     ====                  ====

   Net earning assets/net
    yield on average
   Interest-earning assets             $  271,173                2.86%  $  232,699                3.00%  $  255,615      N/A
                                       ==========                ====   ==========                ====   ==========     ====

   Ratio of interest-earning
    assets to
   Interest-bearing
    liabilities                                                108.74%                          108.05%               108.07%
                                                               ======                           ======                ======

____________________________
   (1) Includes pro-rata share of interest income received on outstanding drafts payable.
   (2) Income and yields are stated on a taxable equivalent basis.

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

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             SEPTEMBER 30, 1998                     SEPTEMBER 30, 1998
                                                COMPARED TO                             COMPARED TO
                                             SEPTEMBER 30, 1997                     SEPTEMBER 30, 1997
                                            INCREASE (DECREASE)                     INCREASE (DECREASE)
                                   --------------------------------------  -------------------------------------
                                      VOLUME        RATE          NET        VOLUME        RATE          NET
                                   ------------  -----------  -----------  -----------  -----------  -----------
                                                                  (In thousands)
INTEREST-EARNING ASSETS:
 Loans receivable                      $ 5,328       (2,390)       2,938       16,181       (5,270)      10,911
 Mortgage-backed securities             (1,732)        (372)      (2,104)      (5,009)      (1,057)      (6,066)
 Interest-bearing deposits              (1,002)         154         (848)      (1,985)         326       (1,659)
 Federal funds sold                        340          115          455        1,832          247        2,079
 Investment securities                   1,285          (93)       1,192        3,292         (730)       2,562
                                       -------       ------       ------       ------       ------       ------
  Total                                $ 4,219       (2,586)       1,633       14,311       (6,484)       7,827
                                       -------       ------       ------       ------       ------       ------

INTEREST-BEARING LIABILITIES:
 Deposits                                  256       (1,306)      (1,050)       1,112       (2,078)        (966)
 Borrowed funds                          2,569         (792)       1,777        8,501       (1,890)       6,611
                                       -------       ------       ------       ------       ------       ------
  Total                                  2,825       (2,098)         727        9,613       (3,968)       5,645
                                       -------       ------       ------       ------       ------       ------
Net change in net interest income      $ 1,394         (488)         906        4,698       (2,516)       2,182
                                       =======       ======       ======       ======       ======       ======

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL - Net income for the three months ended September 30, 1998 was $9.9 million, or $.42 per diluted share, an increase of 7.2% over income of $9.2 million, or $.39 per diluted share for the prior year quarter. All per share amounts have been adjusted to conform to SFAS No. 128, "Earnings per Share," and have been restated to reflect the 3-for-2 stock split paid by the Company on July 10, 1998.

     NET INTEREST INCOME - Net interest income was $24.1 million for the current quarter, compared to $23.2 million for the quarter ended September 30, 1997, an increase of $914,000. The Company's average net interest-earning assets increased to $275.9 million for the three months ended September 30, 1998, compared to $237.0 million for the three months ended September 30, 1997. The Company's net interest margin declined to 2.83% for the current three-month period, compared to 2.92% for the prior year period. The net interest margin decline is primarily due to increased refinance activity on loans and mortgage-backed securities due to a dramatic decline in interest rates. The average yield on interest-earning assets decreased 25 basis points during the current three month period, to 7.31%, while the average cost of interest-bearing liabilities decreased only 10 basis points.

     Interest income on loans receivable increased $2.9 million as a result of a $283.2 million increase in average loans receivable, offset by a 35 basis point decrease in the average yield of the loan portfolio. The Bank has increased its loan portfolio with mainly longer-term fixed rate loans with prepayment penalties, as higher yielding loans have prepaid during the current period of falling interest rates. Interest income on mortgage-backed securities decreased $2.1 million, to $3.3 million for the current quarter, due to a $105.7 million decrease in average balances, and a 52 basis point decrease in average yield. This decline in average balances is a result of higher prepayments, and the impact of the sale of the Bank's 100% beneficial interests in its special-purpose finance subsidiaries, as well as the lack of purchase activity due to the Bank's ability and strategy to originate loans for its own investment portfolio. Interest income on investment securities increased $1.2 million to $3.6 million. The increase is primarily due to an increase in the average balance of investment securities of $83.4 million, offset in part by a decrease in average yield of 24 basis points. The Bank has utilized investment securities to a greater extent during the current period of high loan prepayments to the extent it cannot originate the level of loans it desires to maintain in its held for investment portfolio.

     Interest expense on deposit accounts decreased $1.1 million to $24.2 million, due to an increase in average deposits of $23.2 million during the current three month period, offset by a 23 basis point decrease in the average cost of savings.

     Interest expense on borrowed funds increased $1.8 million to $13.8 million, as a result of a $162.4 million increase in the average balance of borrowed funds, offset by a 42 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $239.0 million, offset by a decrease in average reverse repurchase agreements and CMO bonds payable of $45.9 million since September 30, 1997. The reduction in average cost is due to maturing FHLB advances being refinanced at lower interest rates, as well as the reduction in CMO bonds payable due to the sale of the Bank's residual interests which carried a weighted average cost of 9.46%.

     PROVISION FOR LOAN LOSSES - The Bank provided $200,000 in provision for loan losses during the current three- month period, compared to $250,000 for the prior year's period. Net charge-offs during the current quarter were $81,000, compared to $95,000 for the three months ended September 30, 1997. At September 30, 1998, the Bank's allowance for loan losses was $15.8 million, which was .54% of total loans receivable, compared to .57% at December 31, 1997. The ratio of the allowance for loan losses to non-performing loans was 139.2% at September 30, 1998 compared to 145.2% at December 31, 1997.

     NON-INTEREST INCOME - Non-interest income increased 14.2% to $7.0 million for the three months ended September 30, 1998, compared to $6.1 million for the three months ended September 30, 1997.

     Gain on sale of loans and mortgage-backed securities increased to a combined $873,000 for the three months ended September 30, 1998, compared to a combined gain of $80,000 for the three months ended September 30, 1997. The Bank sold $118.5 million in mortgage loans during the quarter ended September 30, 1998 compared to $21.4 million during the quarter ended September 30, 1997. The increase in sales is due to a higher level of fixed-rate loan originations by the Bank due to falling interest rates. The Bank generally sells its non-prepayment penalty long-term fixed-rate loans to manage interest-rate risk. The gain on sale of mortgage-backed securities represents loans originated by the Bank and swapped into mortgage-backed securities prior to sale. During the three months ended September 30, 1998, $2.2 million of loans were swapped and sold. There was no swap activity during the three months ended September 30, 1997.

     The Company recognized $208,000 in net gains on sale of investment securities available for sale for the three months ended September 30, 1998, compared to $137,000 for the prior year period, due to sales of marketable equity securities and an FHLB floating rate note from its available for sale portfolio.

     Income from real estate operations decreased $359,000 to $1.8 million for the three months ended September 30, 1998. A summary of income from real estate operations is as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                         1998                    1997
                                                ----------------------  ----------------------
                                                  # OF       INCOME       # OF       INCOME
                                                  LOTS       (LOSS)       LOTS       (LOSS)
                                                ---------  -----------  ---------  -----------
                                                           (Dollars in thousands)
          Harmony Grove                                42      $1,014          34      $  370
          Reigate Woods                                 6         305           2         132
          Clow Creek Farm                               2         100           3         111
          Woodbridge                                    3          38          49       1,497
          Fields of Ambria                              3         (14)          3          (5)
          Ashbury                                      --         297          --          --
          Creekside of Remington                        2          13           4           9
          Woods of Rivermist                            1           2          --          --
                                                ---------  -----------  ---------  -----------
                                                       59      $1,755          95      $2,114
                                                =========  ===========  =========  ===========

     Harmony Grove, with a total of 386 lots, commenced sales in 1996. To date, the project has sold 365 lots, 42 in the current quarter, due to continued sales in the last unit of the project. Of the remaining 21 lots, 14 lots are under contract as of September 30, 1998. The 85-lot Reigate Woods subdivision had six sales during the current quarter, with 28 homesites remaining, and eight homesites are under contract as of September 30, 1998. The Woodbridge subdivision consists of 531 residential lots. At September 30, 1998, one lot remains. The decrease in sales is due to the subdivision being substantially sold out. The Company had two sales in the Creekside of Remington subdivision, which is a 170-lot development. Project to date sales have been slower than in other projects, and the Company is considering alternative strategies for the
completion of this project, including the potential for a bulk sale.   At
September 30, 1998, one lot is under contract. The Fields of Ambria subdivision is complete, with the final sales during the current quarter. The losses on these remaining lots were primarily due to discounts on sales prices of the remaining homesites. The Woods of Rivermist development is also complete as of September 30, 1998. The Company sold the remaining commercial parcel in the Ashbury development during the current quarter.

     During the current quarter, one of the two previously disclosed pending sales in the 48-acre commercial property of the Woodbridge project was terminated. The other, covering approximately 26 acres, is expected to close in the first half of 1999, and is expected to result in a pre-tax gain of approximately $3.0 million, or $.08 per diluted share.

     Deposit account service charges increased $438,000, or 23.1% to $2.3 million for the three months ended September 30, 1998 primarily due to continued growth in the number of checking accounts, fee increases and new fees implemented in the middle of the current quarter. Brokerage commissions increased $162,000 or 33.6% for the three months ended September 30, 1998 compared to the prior year due to improved sales efforts in the Bank's INVEST operations.

     Loan servicing fee income decreased $195,000 to $357,000, for the three months ended September 30, 1998, despite an increase in the average balance of loans serviced for others to $1.04 billion for the current three month period, compared to $1.02 billion for the prior year period. Income was offset by an increase in the amortization of loan servicing rights to $327,000 for the three months ended September 30, 1998, compared to $111,000 for the prior three month period. In addition, the Bank also recorded a $740,000 impairment allowance on its mortgage servicing rights reflecting a decrease in expected future cash flows from the mortgage servicing portfolio as a result of higher prepayments than originally estimated.

     Other non-interest income increased $600,000 or 68.6% to $1.5 million for the three months ended September 30, 1998. The increase is primarily due to a cash surrender value increase of $244,000, related to a new bank-owned life insurance program, as well as increases in residential loan modification fee income, and foreclosed real estate operating income from the $6.5 million foreclosed commercial office building.

     NON-INTEREST EXPENSE - Non-interest expense increased $936,000 to $15.0 million for the three months ended September 30, 1998.

     Compensation and benefits increased $920,000 to $8.8 million for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. This increase was due to normal salary increases, additional staffing at new branches, higher loan department compensation expenses resulting from the record loan volume and higher brokerage commission expense. Increased medical, retirement plan and payroll tax expenses also contributed to the increase in compensation and benefit costs.

     Occupancy expense increased 6.2% to $1.7 million for the three months ended September 30, 1998 compared to the prior year period, primarily due to the opening of new branches, and capital improvement projects at various locations.

     Advertising and promotion decreased $211,000, or 27.2% to $565,000 primarily due to efficiencies in the Bank's direct mail campaigns related to checking accounts, which has reduced postage and other related costs for this marketing program.

     INCOME TAXES - For the three months ended September 30, 1998, income tax expense totaled $6.1 million, or an effective income tax rate of 38.3%, compared to $5.9 million, or an effective income tax rate of 39.1%, for the three months ended September 30, 1997.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     General - Net income for the nine months ended September 30, 1998 was $28.8 million, or $1.23 per diluted share, compared to $28.7 million, or $1.19 per diluted share. All per share amounts have been adjusted to conform to SFAS No. 128, "Earnings per Share," and have been restated to reflect the 3-for-2 stock split paid on July 10, 1998.

     Net interest income - Net interest income for the nine months ended September 30, 1998 was $72.3 million compared to $70.1 million for the nine months ended September 30, 1997, an increase of $2.3 million. The increase is a function of the growth in average interest-earning assets to $3.37 billion for the current nine month period, compared to $3.12 billion for the prior nine month period, offset by a decrease in the net interest margin to 2.86% for the nine months ended September 30, 1998, compared to 3.00% for the prior year's nine month period.

     Interest income on interest-earning assets increased $7.9 million during the nine months ended September 30, 1998. Of this increase, $10.9 million is attributable to loans receivable. The Bank's average balance of loans receivable increased $286.1 million during the current period, while the average yield on loans receivable decreased 27 basis points. The decrease in average yield is primarily due to heavy refinance activity in the Bank's loan portfolio. The $6.1 million decrease in interest income on mortgage-backed securities is due to a $101.0 million decrease in average balance primarily due to higher prepayments, and the impact of the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries. The Bank has used proceeds from mortgage-backed securities to fund new loan originations. Interest income on investment securities increased $2.6 million to $10.1 million for the nine months ended September 30, 1998, due to the increase of $69.2 million in the average balance, offset by a decrease in the average yield of 62 basis points.

     Interest expense on interest-bearing liabilities increased $5.6 million during the nine months ended September 30, 1998. Interest expense on savings deposits decreased $966,000, primarily due to a 12 basis point decrease in average cost offset by an increase in average deposits of $33.7 million. Interest expense on borrowed funds increased $6.6 million, due primarily to a $178.6 million increase in the average balance of borrowed funds offset by a 35 basis point decrease in average cost. The Bank has been funding the prepayment protected fixed-rate mortgage loans with longer term fixed rate FHLB of Chicago advances callable at the option of the lender at various terms from three to seven years. The decrease in the average cost is primarily due to the maturities of higher-cost advances and the reduction in CMO bonds payable with an average cost of 9.46% due to the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries.

     Provision for loan losses - The Bank provided $600,000 for possible loan losses for the nine months ended September 30, 1998 compared to $850,000 for the nine months ended September 30, 1997. Net charge-offs were $267,000 for the current nine month period compared to $427,000 for the prior nine month period. At September 30, 1998, the Bank's allowance for loan losses was $15.8 million which was .54% of total loans receivable, compared to .57% at December 31, 1997. The ratio of allowance for loan losses to non-performing loans was 139.2% at September 30, 1998 compared to 145.2% at December 31, 1997.

     Non-interest income - Non-interest income increased $2.7 million to $19.3 million for the nine months ended September 30, 1998, compared to $16.6 million for the nine months ended September 30, 1997.

     Gain on sale of loans receivable and mortgage-backed securities were a combined $2.3 million for the nine months ended September 30, 1998, compared to a gain of $186,000 for the nine months ended September 30, 1997, an increase of $2.1 million. Loan sales were $301.9 million during the current period compared to $64.6 million in the prior nine month period, due to increased loan volume, and a greater percentage of loan originations being long-term fixed-rate, which the Bank generally sells to minimize interest-rate risk. During the current nine month period, the Bank swapped and sold $17.4 million of current loan originations compared to $2.2 million in the prior nine month period.

     During the current nine months, the Company recognized gains on the sale of investment securities of $606,000, compared to $225,000 for the previous nine month period. The gains are primarily from the sale of marketable equity securities, and $75,000 from the sale of beneficial interests in MAFC and NWAC.

     Income from real estate operations was $3.9 million for the nine months ended September 30, 1998, compared to income of $5.1 million for the nine months ended September 30, 1997, a decrease of $1.2 million or 24.3%.

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------
                                                                 1998                          1997
                                                     -----------------------------  ---------------------------
                                                         # OF          INCOME          # OF
                                                         LOTS          (LOSS)          LOTS          INCOME
                                                     ------------  ---------------  -----------  --------------
                                                                       (Dollars in thousands)

               Harmony Grove                                  170          $2,576            89          $1,221
               Reigate Woods                                   13             666             8             447
               Clow Creek Farm                                  6             260            15             576
               Woodbridge                                      14             138            91           2,286
               Fields of Ambria                                 6            (111)            9              33
               Ashbury                                         --             297             8             290
               Creekside of Remington                          11              23             6              15
               Woods of Rivermist                               2               5             5             220
                                                              ---          ------           ---          ------
                                                              222          $3,854           231          $5,088
                                                              ===          ======           ===          ======


     The 170 lot sales in Harmony Grove represent sales from the last units of the project, and increased from the prior nine month period due to more lots being available for sale. A majority of the remaining 21 lots should be sold by the end of 1998. Clow Creek Farm sales represent the final lots in this development. The decrease in number of homes sold in the Woodbridge subdivision is due to the subdivision being nearly sold out. The final lots in the Fields of Ambria subdivision were sold in the nine months ended September 30, 1998. The net loss on these remaining lots were primarily due to discounts offered to buyers on the remaining homesites. The Company sold the remaining commercial parcel in the Ashbury development during the current period. The Woods of Rivermist activity during the current nine month period represent the sales of the last lots remaining in the 31-lot development.

     Loan servicing fee income decreased 36.5%, or $639,000 to $1.1 million for the nine months ended September 30, 1998. The average balance of loans serviced for others decreased 2.3% to $1.01 billion for the current nine month period, compared to $1.03 billion in the prior nine month period. Loan servicing fees also decreased due to higher amortization of purchased loan servicing rights, which totaled $872,000 for the current nine month period, compared to $280,000 for the prior nine month period. In addition, the Bank recorded a $740,000 impairment allowance related to its mortgage servicing rights reflecting a decrease in expected future cash flows from the mortgage servicing portfolio as a result of expected higher prepayments than originally estimated.

     Deposit account service charges increased $945,000 or 18.1% to $5.2 million for the nine months ended September 30, 1998, due to an increase in the number of checking accounts and fee increases and implementation of new fees.
Brokerage commissions increased $692,000 or 47.4% for the nine months ended September 30, 1998 compared to the prior year period due to a growth in the number of brokers employed by the Bank and strong financial markets.

     Other non-interest income increased $1.1 million or 40.7% to $3.7 million for the nine months ended September 30, 1998, due to a cash surrender value increase of $244,000, related to a new bank-owned life insurance program, an increase in residential loan modification related fee income, as well as foreclosed real estate operating income from the Bank's $6.5 million foreclosed commercial office building.

     NON-INTEREST EXPENSE - Non-interest expense for the nine months ended September 30, 1998 increased $3.8 million, or 9.5% to $44.3 million compared to $40.4 million for the nine months ended September 30, 1997.

     Compensation and benefits increased $3.5 million for the nine months ended September 30, 1998, to $26.0 million, primarily due to normal salary increases, new branch facilities personnel, increased loan compensation resulting from record loan volume during the nine month period as well as increased medical costs, retirement plan and payroll tax expenses, and higher compensation costs due to increased brokerage commission activity.

     Occupancy expense increased $386,000, or 8.3% to $5.0 million for the nine
months ended September 30, 1998.   The current nine month increase is due to the
opening of new branches and capital improvement projects.

     Income taxes - The Company recorded a provision for income taxes of $18.0 million for the nine months ended September 30, 1998, or an effective income tax rate of 38.4%, compared to $16.7 million for the nine months ended September 30, 1997, or an effective income tax rate of 36.8%. The increase in the effective income tax rate is primarily due to the prior period recognition of income tax benefits, relating to the resolution of certain prior years' income tax issues, in excess of the amounts of such benefits recognized in the current year.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK- A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1997 Form 10-K. There has been no material changes in the assumptions used or results obtained regarding market risk.

PART II  -  OTHER INFORMATION
-----------------------------

Item 1.   Legal Proceedings

          The Bank is the named defendant in an action filed on June 29, 1998, in the Circuit Court of Lake County, Illinois, in which the plaintiffs are seeking certification of a plaintiff class. The plaintiffs claim certain alleged violations under the Real Estate Settlement Practices Act in connection with a residential mortgage loan made to the plaintiffs and certain disclosure violations under Illinois state consumer protection law. The Bank removed the suit to Federal District Court of the Northern District of Illinois on July 22, 1998. While this action is still in the early stages of litigation, the Company does not anticipate that the suit will be certified as a class action and does not believe that the ultimate outcome of the matter will have a material adverse effect on the Company.

Item 2.   Changes in Securities.

          Not Applicable.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibit No. 11.  Statement re:  Computation of per share earnings

                                                           QUARTER ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1998  SEPTEMBER 30, 1998
                                                        ------------------  ------------------
Net income                                                     $ 9,861,000          28,808,000
                                                               ===========  ==================

Weighted average common shares outstanding                      22,577,730          22,554,637
                                                               ===========  ==================

Basic earnings per share                                       $       .44                1.28
                                                               ===========  ==================

Weighted common shares outstanding                              22,577,730          22,554,637

Common stock  equivalents due to dilutive
   effect on stock options                                         709,055             779,772
                                                               -----------  ------------------
Total weighted average common shares and equivalents
   Outstanding for diluted computation                          23,286,785          23,334,409
                                                               ===========  ==================

Diluted earnings per share                                     $       .42                1.23
                                                               ===========  ==================

          (b)  Reports on Form 8-K.

          On August 17, 1998, the Company announced that it has agreed to acquire Westco Bancorp, Inc. in an all-stock transaction and that the respective boards of directors of the two companies unanimously approved a definitive agreement to merge the two corporations, with the Company to be the surviving corporation. The transaction is subject to regulatory approvals and approval by the stockholders of Westco.

          On September 1, 1998, the Company announced that it has agreed with Westco Bancorp, Inc. to amend the previously announced merger agreement reflecting a change in accounting treatment for the merger which will be accounted for as a purchase rather than a pooling of interests. The Company also announced a stock repurchase plan under which the Company is authorized to repurchase up to 1,250,000 shares, or approximately 5.5% of its common stock.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      MAF Bancorp. Inc.
                                             ---------------------------------
                                                        (Registrant)



Date:    October 30, 1998               By:  /s/  Allen H. Koranda
         ----------------                    ---------------------------------
                                                 Allen H. Koranda
                                             Chairman of the Board and
                                              Chief Executive Officer
                                              (Duly Authorized Officer)



Date:    October 30, 1998               By:  /s/  Jerry A. Weberling
         ----------------                    ---------------------------------
                                                 Jerry A. Weberling
                                             Executive Vice President and
                                               Chief Financial Officer
                                              (Duly Authorized Officer)