Form 10-K405
period 1998-12-31
MAF BANCORP INC
filed 1999-03-23
CIK 854662

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

Based upon the closing price of the registrant's common stock as of March 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $469,628,679.*

The number of shares of Common Stock outstanding as of March 5, 1999: 24,210,507

--------------------------------------------------------------------------------
                      Documents Incorporated by Reference

PART III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999 are incorporated by reference into
Part III hereof.

-------------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are shares held by various employee benefit plans where trustees are (i) directors or executive officers of the registrant or (ii) required to vote a portion of unallocated shares at the direction of employees.
================================================================================

                                    PART I

Item 1. Business

General

  MAF Bancorp, Inc. ("Company"), was incorporated under the laws of the state of Delaware in 1989. The Company is a registered savings and loan holding company primarily engaged in the consumer banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank") and secondarily, in the residential real estate development business through MAF Developments, Inc. ("MAF Developments").

  The Bank is a consumer-oriented financial institution offering various financial services to its customers through 24 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

  On December 31, 1998, the Company successfully completed its acquisition of Westco Bancorp, Inc. ("Westco"), which was the sole shareholder of First Federal Savings and Loan of Westchester ("Westchester"). The Company acquired $245.2 million in loans, $259.5 million in deposits, a full service branch along with a satellite drive-up facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed review of the acquisition.

  On May 30, 1996, the Company acquired N.S. Bancorp, Inc. ("Northwestern"), which was the sole shareholder of Northwestern Savings Bank. At acquisition, Northwestern had $749.7 million in loans receivable, which were primarily one-to four-family residential mortgage loans, and $872.0 million in deposits, which were serviced from six branch locations. All but one of the branches are in markets which the Bank did not service in the past.

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

Market Data

  Based on total assets at December 31, 1998, the Bank is one of the largest financial institutions headquartered in the Chicago metropolitan area, with its home office located in Clarendon Hills, Illinois in the southeastern portion of DuPage County. Through its network of 24 retail banking offices, the Bank serves the residential, commercial and high technology sector west of Chicago, including western Cook County, northern Will County, eastern Kane County and DuPage County, as well as the northwest side of the City of Chicago.

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

Regulatory Environment

  The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Bank can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Bank and its operations. See "Regulation and Supervision - Federal Savings Institution Regulation - Recent Federal Legislative Initiatives" for more information.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

  This report, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the possible short-term dilutive effect of potential acquisitions, the effectiveness of the Company's compliance review and implementation plan to identify and resolve Year 2000 issues, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Executive Officers of the Registrant

  The following executive officers were employed by the Company and the Bank as of January 1, 1999.

     Name                 Age                                    Position(s) Held
     ----                 ---                                    ----------------

Allen H. Koranda           52      Chairman of the Board and Chief Executive Officer of the Company and the Bank

Kenneth Koranda            49      President and Director of the Company and the Bank

David C. Burba             51      Executive Vice President and Director of the Company and the Bank

Jerry A. Weberling         47      Executive Vice President, Chief Financial Officer and Director of the Company and the Bank

Gerard J. Buccino          37      Senior Vice President and Controller of the Company and the Bank

William Haider             47      Senior Vice President of the Company and the Bank; President of Mid America Developments, NW
                                   Financial and MAF Developments

Michael J. Janssen         39      Senior Vice President of the Company and the Bank

David W. Kohlsaat          44      Senior Vice President of the Company and the Bank

Thomas Miers               47      Senior Vice President of the Company and the Bank

Kenneth Rusdal             57      Senior Vice President of the Company and the Bank

Sharon Wheeler             46      Senior Vice President of the Company and the Bank

Gail Brzostek              50      First Vice President of the Bank

Alan W. Schatz             40      First Vice President of the Bank

Diane Stutte               50      First Vice President of the Bank

Carolyn Pihera             56      Vice President and Corporate Secretary of the Company and the Bank

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

  David C. Burba joined the Company as Executive Vice President on January 1, 1999 in conjunction with the acquisition of Westco. He had previously served as Chairman of the Board and President of Westco since 1992 and President of First Federal Savings and Loan of Westchester since 1978. Mr. Burba holds a Bachelor of Arts degree from Carthage College.

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

  Kenneth Rusdal has been Senior Vice President of the Company since April 1993 and Senior Vice President-Operations and Information Systems since January 1992. Prior to that he was Senior Vice President-Information Systems from 1987 through 1991. He also served as Vice President of Software Development for FISERV, Inc., where he was employed from 1983 to 1987.

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

  Carolyn Pihera has been Vice President since 1979 and Corporate Secretary to the Board of Directors of the Company since August 1989 and of the Bank since 1980. She joined the Bank in 1959.

  Employees

  The Bank employs a total of 921 full time equivalent employees as of December 31, 1998. Management considers its relationship with its employees to be excellent.

Item 2. Properties

  The Company neither owns nor leases any real property. For the time being, it utilizes the property and equipment of the Bank without payment to the Bank.

  The Bank conducts its business through 24 retail banking offices, including its executive office location in Clarendon Hills, Illinois, and a 30,000 square foot loan processing and servicing center located in Naperville, Illinois, which it leases. The Bank has its own data processing equipment. The data processing equipment primarily consists of mainframe hardware, network servers, personal computers and ATMs. At December 31, 1998, the data processing equipment owned has a net book value of $2.6 million.

  The following table sets forth information regarding the Bank's executive office and its 24 branches. At December 31, 1998, the net book value of the Bank's premises and related equipment was $40.7 million.

                                                                                  Net Book Value
                                       Date Leased    Date Lease    % of Total     December 31,
             Location                  or Acquired      Expires      Deposits          1998
             --------                  -----------    ----------    ----------    --------------
                                                       (Dollars in thousands)
  Executive and Home Office
  55th Street and Holmes Avenue
  Clarendon Hills, Illinois 60514       1975/1986        owned           9.25%          $4,640

  Branches

  Chicago, Illinois
  2300 North Western Avenue               1996           owned           4.91            2,393
  3844 West Belmont Avenue                1996           owned          10.37            1,777
  6333 North Milwaukee Avenue             1996            2001           4.75               15
  5075 South Archer Avenue                1996           owned           7.70            1,083

  Norridge, Illinois
  4100 North Harlem Avenue                1996            1999            .19                4
  4350 North Harlem Avenue                1997           owned(1)        5.84            2,111

  Cicero, Illinois
  5900/5847 West Cermak Road            1939/1978        owned          11.03            1,078
  4830 West Cermak Road                   1970           owned           1.57              455

  Berwyn, Illinois
  6620 West Ogden Avenue                  1996           owned           0.65            1,087
  6650 West Cermak Avenue                 1996           owned           3.02            1,526

  Riverside, Illinois
  40 East Burlington                      1977           owned           3.84              874

  LaGrange Park, Illinois
  1921 East 31st Street                   1981           owned           3.83              844

  Broadview, Illinois
  800 Broadview Village Square            1997            2012            .06              202

  Western Springs, Illinois
  40 West 47th Street                     1978           owned           3.16              790

  Downers Grove
  7351 South Lemont Road                  1997           owned(2)         .43              834

  Naperville, Illinois
  1001 South Washington                   1974           owned           6.70            1,996
  9 East Ogden Avenue                     1982           owned           1.75              908
  1308 South Naper Boulevard              1987           owned           2.56            1,425
  3135 Book Road                          1997           owned           1.26            1,780

  Westchester, Illinois
  2121 South Mannheim Road                1998           owned           9.76            2,178

  Wheaton, Illinois
  250 East Roosevelt Road                 1977           owned           3.23              863
  161 Danada Square East                  1988            2008           1.53              267

  St. Charles, Illinois
  2600 East Main Street                   1979           owned           2.61            2,018

  Other fixed assets                                                        -            9,576
                                                                       ------          -------
    Total                                                              100.00%         $40,724
                                                                       ======          =======

-------------------------
  (1) Land lease expires in 2006
  (2) Land lease expires in 2007.

Item 3.  Legal Proceedings

  The Bank was the named defendant in an action filed on June 29, 1998, in the Circuit Court of Lake County, Illinois, in which the plaintiffs were seeking certification of a plaintiff class. The plaintiffs claimed certain alleged violations under the Real Estate Settlement Practices Act in connection with a residential mortgage loan made to the plaintiffs and certain disclosure violations under Illinois state consumer protection law. The Bank removed the suit to Federal District Court of the Northern District of Illinois on July 22, 1998. This matter has since been resolved and the lawsuit dismissed with no material adverse effect to the Company.

  As of December 31, 1998, there are no outstanding legal proceedings against the Company. There are various actions pending against the Bank but, in the opinion of management, the probable liability resulting from these suits is unlikely, individually or in the aggregate, to have a material effect on the Bank's or the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.


                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholders
         Matters

  The Company's common stock trades on the Nasdaq Stock market under the symbol "MAFB." As of March 5, 1999, the Company had 2,244 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.

                           December 31, 1998                     December 31, 1997
                  ------------------------------------    ----------------------------------
                   High      Low      Close   Dividend    High     Low      Close   Dividend
                  ------   --------  -------  --------    -----  --------  -------  --------
First Quarter     $26.33     21.67    25.38     .047      18.56    14.78    17.33     .040
Second Quarter     29.25     23.88    24.25     .070      18.94    16.56    18.61     .047
Third Quarter      25.00     18.75    23.50     .070      23.67    18.22    21.58     .047
Fourth Quarter     26.94     19.13    26.50     .070      24.46    19.75    23.58     .047

  The Company declared $0.257 per share in dividends during the year ended December 31, 1998, and $0.18 per share in dividends for the year ended December 31, 1997. The Company's ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various restrictions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Supervision - Federal Savings Institution Regulation - Limitation on Capital Distributions."

  All amounts in this Form 10-K have been adjusted for the 3-for-2 stock split announced by the Company on April 29, 1998, which was paid on July 10, 1998 to shareholders of record on June 18, 1998.

Item 6.  Selected Financial Data

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."

                                                                    December 31,                             June 30,
                                                       ----------------------------------------      ------------------------
                                                          1998           1997           1996           1996           1995
                                                       ----------      ---------      ---------      ---------      ---------
                                                                   (Dollars in thousands, except per share data)
Selected Financial Data:
 Total assets                                          $4,121,087      3,457,664      3,230,341      3,117,149      1,783,076
 Loans receivable, net                                  3,319,076      2,707,127      2,430,113      2,293,399      1,267,453
 Mortgage-backed securities                               183,603        283,008        359,587        418,102        307,390
 Interest-bearing deposits                                 24,564         57,197         55,285         37,496         10,465
 Federal funds sold                                        79,140         50,000         24,700          5,700          9,360
 Investment securities                                    260,945        177,803        171,818        171,251         90,319
 Real estate held for development or sale                  25,134         31,197         28,112         26,620         11,454
 Deposits                                               2,656,872      2,337,013      2,262,226      2,254,100      1,313,306
 Borrowed funds                                         1,034,500        770,013        632,897        537,696        307,024
 Subordinated capital notes, net                                -         26,779         26,709         26,676         20,100
 Stockholders' equity                                     344,680        263,411        250,625        242,226        105,419
 Book value per share                                       13.80          11.70          10.62          10.41           8.53
 Tangible book value per share                              11.31          10.31           9.16           8.88           8.53

                                                        Year Ended December 31,    Six Months Ended    Year Ended June 30,
                                                       -------------------------     December 31,    ------------------------
                                                          1998           1997           1996           1996           1995
                                                       ----------      ---------      ---------      ---------      ---------
                                                                   (Dollars in thousands, except per share data)
Selected Operating Data:
Interest income                                        $  247,096        238,915        112,827        143,095        114,963
Interest expense                                          150,575        145,216         68,631         93,221         73,367
                                                       ----------      ---------      ---------      ---------      ---------
 Net interest income                                       96,521         93,699         44,196         49,874         41,596
Provision for loan losses                                     800          1,150            700            700            475
                                                       ----------      ---------      ---------      ---------      ---------
 Net interest income after provision
  for loan losses                                          95,721         92,549         43,496         49,174         41,121
Non-interest income:
 Gain (loss) on sale of loans receivable
  and mortgage-backed securities                            3,204            432            (32)           198            (56)
 Gain (loss) on sale of investment securities                 816            404            251            188           (231)
 Income from real estate operations                         4,517          6,876          4,133          4,786          7,497
 Deposit account service charges                            8,626          7,217          3,219          4,894          3,347
 Loan servicing fee income                                  1,400          2,278          1,249          2,394          2,373
 Impairment of mortgage servicing rights                   (1,269)             -              -              -              -
 Other                                                      8,423          5,510          3,139          4,640          3,720
                                                       ----------      ---------      ---------      ---------      ---------
  Total non-interest income                                25,717         22,717         11,959         17,100         16,650
Non-interest expense:
 Compensation and benefits                                 34,494         30,472         14,503         21,209         18,257
 Office occupancy and equipment                             6,645          6,203          2,652          3,774          3,522
 Federal deposit insurance premiums                         1,438          1,468          2,338          3,255          3,003
 Special SAIF assessment                                        -              -         14,216              -              -
 Other                                                     16,366         16,468          7,369          9,548          8,630
                                                       ----------      ---------      ---------      ---------      ---------
  Total non-interest expense                               58,943         54,611         41,078         37,786         33,412
                                                       ----------      ---------      ---------      ---------      ---------
  Income before income taxes
   and extraordinary items                                 62,495         60,655         14,377         28,488         24,359
Income taxes                                               23,793         22,707          5,602         10,805          9,316
                                                       ----------      ---------      ---------      ---------      ---------
  Income before extraordinary items                        38,702         37,948          8,775         17,683         15,043
Extraordinary items (1)                                      (456)             -              -           (474)             -
                                                       ----------      ---------      ---------      ---------      ---------
  Net income                                           $   38,246         37,948          8,775         17,209         15,043
                                                       ==========      =========      =========      =========      =========
Basic earnings per share                               $     1.70           1.64            .37           1.31           1.20
                                                       ==========      =========      =========      =========      =========
Diluted earnings per share                             $     1.65           1.59            .36           1.23           1.13
                                                       ==========      =========      =========      =========      =========



                                              Year Ended December 31,    Six Months Ended      Year Ended June 30,
                                              ------------------------     December 31,      -----------------------
                                                1998           1997          1996(2)           1996        1995
                                              --------       ---------      ----------       ---------    ----------
                                                            (Dollars in thousands, except per share data)
Selected Financial Ratios and
 Other Data:
Return on average assets                            1.07%        1.14%        1.11% (3)            .85%         .90%
Return on average equity                           13.87        14.69        14.18  (3)          14.21        15.22
Average stockholders' equity
 to average assets                                  7.73         7.79         7.80                6.00         5.91
Stockholders' equity to total assets                8.36         7.62         7.76                7.77         5.91
Tangible and core capital to
 total assets (Bank only)                           6.67         6.88         6.96                7.02         5.64
Risk-based capital ratio (Bank only)               13.42        14.34        15.05               15.36        12.07
Interest rate spread during period                  2.46         2.62         2.64                2.24         2.29
Net yield on average interest-earning assets        2.85         2.98         2.96                2.62         2.62
Average interest-earning assets to average
 interest-bearing liabilities                     108.62       107.99       107.98              107.83       107.22
Non-interest expense to average assets              1.65         1.65         1.70  (3)           1.87         2.00
Non-interest expense to average assets
 and average loans serviced for others              1.28         1.26         1.27  (3)           1.27         1.31
Efficiency ratio                                   48.54        47.07        47.79  (3)          56.58        57.14
Ratio of earnings to fixed charges:
 Including interest on deposits                     1.41x        1.41x        1.41x (3)           1.30x        1.32x
 Excluding interest on deposits                     2.11x        2.26x        2.35x (3)           1.93x        2.34x
Non-performing loans to total loans                  .43%         .39          .55                 .56          .57
Non-performing assets to total assets                .54          .32          .46                 .44          .42
Cumulative one-year gap                            (4.23)        (.80)        7.50                5.22         4.89
Number of deposit accounts                       305,411      275,055      259,041             255,960      164,592
Mortgage loans serviced for others            $1,065,126      997,204    1,045,740           1,040,260      887,887
Loan originations                              1,754,009    1,091,824      469,452             989,754      585,882
Full-service customer service facilities              24           22           20                  20           13

Stock Price and Dividend Information:
High                                          $    29.25        24.46        15.67               12.00         9.65
Low                                                18.75        14.78         9.89                9.19         7.27
Close                                              26.50        23.58        15.44               10.89         9.49

Cash dividends declared per share                   .257         .180         .080                .142         .129
Dividend payout ratio                              15.03%       10.92%       21.50%              12.32%       10.72%
--------------------------------

(1) The extraordinary items in the years ended December 31, 1998 and June 30, 1996 represent charges for the early extinguishment of debt, net of tax benefits.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  As of December 31, 1996, the Company changed its fiscal year to coincide with the calendar year, compared to the June 30 fiscal year it followed in the past. Management's discussion and analysis of financial condition and results of operations will discuss the years ended December 31, 1998 and 1997, the six month transition period ended December 31, 1996, and the fiscal year ended June 30, 1996.

Overview

  Net income for the Company was $38.2 million, or $1.65 per diluted share ($1.70 per basic share) for the year ended December 31, 1998, compared to $37.9 million, or $1.59 per diluted share ($1.64 per basic share) for the year ended December 31, 1997. Net income in 1998 includes a $456,000, or $.02 extraordinary charge for the early extinguishment of the Company's $27.6 million of 8.32% subordinated capital notes. Net income was $8.8 million, or $.36 per diluted share ($.37 per basic share) for the six months ended December 31, 1996. The six month period included an after-tax charge of $8.7 million, or $.35 per diluted share for the one-time special SAIF assessment, which was assessed to all SAIF-insured savings institutions. Without this charge, operating earnings were $17.4 million, or $.71 per share. For the year ended June 30, 1996, net income was $17.2 million, or $1.23 per diluted share ($1.31 per basic share), which included a $474,000, or $.03 per diluted share extraordinary charge for the early extinguishment of $20.9 million of 10% subordinated capital notes.

  Results in 1998 are a reflection of the Company's approach to consumer banking, namely its asset generation capability and the increased emphasis on transaction type deposit accounts to generate fee income. The Company maintained earnings during a year where a flat yield curve hampered its ability to grow its balance sheet internally at a desired rate. Highlights include the following items:

     . The Company successfully completed its acquisition of Westco Bancorp, Inc. on December 31, 1998, as reflected in the year-end balance sheet. In addition, the Company successfully completed the data processing conversion related to this transaction as of February 17, 1999.

     . The Bank originated $1.8 billion in mortgage loans, far surpassing any previous year's volume. Despite the challenges of the current interest rate environment, loans receivable grew 13.5% (exclusive of the impact of Westco) due to record loan origination volume in 1998 and the Bank's retaining of prepayment protected fixed-rate mortgage loans in portfolio. Higher levels of fixed-rate originations enabled the Bank to increase gain on sale of loans and mortgage-backed securities to $3.2 million, compared to $432,000 in 1997.

     . Deposit account service charges, mainly earned from checking accounts, grew 19.5% to $8.6 million due to continued success from the Bank's direct mail strategy and further growth in its debit card program.

     . The Company's efficiency ratio was 48.54% in 1998, compared in 47.07% in 1997, despite the large increase in loan volume and additional accounts serviced. In addition, the Company's 1998 non-interest expense to average assets ratio of 1.65% remained stable compared to 1997.

Acquisitions and Expansion Activity

  On December 31, 1998, the Company completed its acquisition of Westco Bancorp. Westco had $312.9 million of assets, $245.2 million of loans receivable, $259.5 million of deposits and $46.7 million of equity on the closing date. The loans are primarily single-family residential mortgage loans that complement the Bank's loans receivable portfolio. The deposit accounts consisted of 33.3% core deposits, namely passbook savings, money market and checking accounts.

  Under the terms of the agreement, the Company issued 3,305,129 shares of its common stock from treasury at a rate of 1.395 shares of the Company's stock for each share of Westco. The transaction was accounted for as a purchase. As of December 31, 1998, the Company recorded purchase accounting discounts and premiums of $2.6 million and $3.7 million, respectively, a core deposit intangible of $1.7 million, and goodwill of $31.6 million. The Westco transaction had no impact on the Company's 1998 income statement.

  On May 30, 1996, the Company completed its acquisition of Northwestern, for cash and stock totaling $269.7 million. The Company paid $41.18 per share of Northwestern in the form of $20.1799 cash and .8549 shares of the Company's common stock. The Company issued 11.7 million shares in the acquisition. The cash portion of the purchase was made from existing cash, as well as funds from Northwestern due to their excess capital position as of the acquisition date. Additionally, the Company obtained a $35.0 million unsecured term bank loan with a local commercial bank. The transaction was accounted for as a purchase. As such, the Company valued the assets and liabilities of Northwestern at fair value, and created goodwill and core deposit intangible assets aggregating $35.9 million as a result of the transaction.

  The banking industry has and continues to experience consolidation both nationally and in the local Chicago area. As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the market it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and many times at a premium to current market value. As such, management anticipates that acquisitions made by the Company may include some book value per share dilution and earnings per share dilution depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Net Interest Income

  Net interest income is the principal source of earnings for the Company, and consists of interest income on loans receivable and mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income fluctuates due to a variety of reasons, most notably due to the size of the balance sheet, changes in interest rates, and to a lesser extent asset quality. The Company seeks to increase net interest income without materially mismatching maturities of the interest-earning assets it invests in compared to the interest-bearing liabilities which fund such investments.

  Net interest income before the provision for loan losses was $96.5 million, $93.7 million, $44.2 million and $49.9 million for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and year ended June 30, 1996, respectively. The net interest margin (net interest income divided by average interest-earning assets) for the same periods were 2.85%, 2.98%, 2.96%, and 2.62%, respectively.

  Over the past 18 months, the treasury yield curve has undergone a dramatic change. For a variety of economic reasons, the yield curve has shifted from a somewhat positively sloped shape, where shorter-term rates are lower than longer-term rates, to a flatter one, where the difference between short and long-term rates has been quite narrow, non-existent, and periodically inverted. In addition, this flattening effect has occurred in tandem with an approximately 175 basis point decrease in long-term (10 Year) Treasury bond rates. These changes to the yield curve have greatly impacted the Bank's loan volume and loan origination mix during 1998, have resulted in the repricing of interest sensitive assets and liabilities, and have influenced the Bank's funding strategies.

  Borrowers generally favor long-term fixed-rate mortgage loans in falling interest rate environments. This is exacerbated in a flat yield curve environment, where the premium for long-term loans is small compared to shorter-termed adjustable-rate loans. The impact of both of these changes in Treasury yields caused a 46% decrease in adjustable-rate loan originations in 1998 compared to 1997. Traditionally, the Bank has relied on adjustable-rate loan originations to grow its loans receivable held for investment purposes, choosing to sell its conforming fixed-rate loan originations into the secondary market to maintain acceptable interest-rate risk levels. In 1998, however, the growth in loans receivable was achieved primarily by holding in portfolio long-term fixed-rate loans that have associated prepayment penalties throughout the first five years of the loans. Management believes that the inclusion of the prepayment protection feature will cause these loans to have more stable average lives in both falling and rising interest environments, and accordingly the Bank has funded these loans with longer-term fixed-rate FHLB advances. As a result of this strategy, the Bank was able to achieve some growth in its balance sheet and partially offset the impact of the decrease in its net interest margin during the current year.

  Interest rates were relatively stable for the year ended December 31, 1997 and the six months ended December 31, 1996, and this was reflected in the net interest margin remaining relatively constant between these periods. The small decrease in the net interest spread was offset by a slight increase in net interest earning assets. The large increase in the net interest margin for the six months ended December 31, 1996 is due to the Northwestern acquisition that dramatically decreased the average cost of deposits. This led to an increase in the net interest margin of 34 basis points compared to the 2.62% margin for the year ended June 30, 1996.

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

                                         Twelve Months Ended            Twelve Months Ended            Six Months Ended
                                     December 31, 1998 vs. 1997     December 31, 1997 vs. 1996    December 31, 1996 vs. 1995
                                    -----------------------------  -----------------------------  ---------------------------
                                     Total          Due To           Total          Due To         Total         Due To
                                              -------------------             ------------------            -----------------
                                     Change    Volume     Rate      Change     Volume     Rate     Change   Volume     Rate
                                    --------  --------  ---------  ---------  ---------  -------  --------  -------  --------
                                                                        (In thousands)
Interest-earning assets:
Loans receivable                  $  13,455    22,070     (8,615)    44,863     43,891      972     38,466   39,293     (827)
Mortgage-backed securities           (8,131)   (6,660)    (1,471)      (427)    (1,614)   1,187      4,242    3,273      969
Investment securities                 2,982     4,206     (1,224)     1,870      1,194      676      2,374    2,178      196
Interest-bearing deposits            (2,191)   (2,645)       454      1,635      1,875     (240)       890    1,180     (290)
Federal funds sold                    1,952     1,591        361      1,900      1,944      (44)        38      197     (159)
                                     ------    ------    -------     ------     ------    -----     ------   ------  -------
                                      8,067    18,562    (10,495)    49,841     47,290    2,551     46,010   46,121     (111)
                                     ------    ------    -------     ------     ------    -----     ------   ------  -------

Interest-bearing liabilities:
Deposits                             (2,793)    1,294     (4,087)    17,740     17,855     (115)    17,516   20,213   (2,697)
Borrowed funds                        8,152    11,244     (3,092)    10,252     11,062     (810)     6,487    7,360     (873)
                                     ------    ------    -------     ------     ------    -----     ------   ------  -------
                                      5,359    12,538     (7,179)    27,992     28,917     (925)    24,003   27,573   (3,570)
                                     ------    ------    -------     ------     ------    -----     ------   ------  -------
Net change                       $    2,708     6,024     (3,316)    21,849     18,373    3,476     22,007   18,548    3,459
                                     ======    ======    =======     ======     ======    =====     ======   ======  =======


  The average yield on interest-earning assets decreased by 30 basis point to 7.27% during the year ended December 31, 1998. During the current year, the Federal Reserve Board decreased its target federal funds rate by .75%. This impact, along with a large decrease in long-term Treasury rates, led to higher prepayments of loans receivable and mortgage-backed securities, as well as lower repricing for short-term investment securities and liquidity.

  Interest income on loans receivable increased a net $13.5 million in the current year. The average yield on loans receivable decreased 32 basis points to 7.41%. As discussed above, the decrease is a function of lower long-term interest rates, increased prepayments and modifications of higher yielding loans, as well as a decrease in earnings on prime-rate indexed equity line of credit loans. Offsetting the decrease due to a decline in average yield was a $294.2 million increase in average loans receivable. The decrease in interest income on mortgage-backed securities of $8.1 million is primarily a function of lower average balances due to prepayments and amortization, reduced purchase activity as proceeds were redeployed in loans receivable and investment securities, and the elimination of $30.2 million of fixed-rate mortgage-backed securities as a result of the sale of the Bank's 100% beneficial interests in two special purpose finance subsidiaries. The average yield on mortgage-backed securities declined 49 basis points. Because of the difficulty of originating adjustable-rate loans, the average balance of investment securities increased $66.1 million in the current year, as proceeds from the sale of loans were invested in shorter-term investment securities. The impact of newer investments at current lower yields led to a 75 basis point decrease in average yields on investment securities.

  Interest expense on deposits decreased by $2.8 million during the current year, primarily due to a decrease of 18 basis points in the average cost of deposits. The decrease in the cost of deposits was attributable to lower repricing on maturing certificates of deposits, a decrease of 29 basis points on the Bank's passbook accounts, and an 8 basis point decrease in checking accounts. The average balance of deposits increased $29.4 million. Interest expense on borrowed funds increased a net $8.2 million, of which $11.2 million was due to increased average balances, offset by a $3.1 million decrease due to a decrease in average cost of 34 basis points. Growth in the Bank's interest-earning assets in 1998 was funded almost solely by increases in FHLB advances. The decrease in average cost was due to maturing higher-rate advances offset by new longer-term fixed-rate advances at lower rates. The decline in the average cost on borrowed funds was also influenced by the decrease in CMO bonds payable which carried an average cost of 9.46% resulting from the sale of the bank's 100% beneficial interests in two special-purpose finance subsidiaries.

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

Average Balance Sheets

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 1998 includes fees which are considered adjustments to yield.

                                                                  Year Ended December 31,
                                           -------------------------------------------------------------------
                                                          1998                               1997
                                           --------------------------------   --------------------------------
                                                                    Average                          Average
                                             Average                 Yield/     Average               Yield/
                                             Balance     Interest     Cost      Balance     Interest   Cost
                                           -----------   --------   -------   -----------   --------  --------
Assets:
Interest-earning assets:
Loans receivable                            $2,862,954    212,260    7.41%    $2,568,736    198,805     7.73%
Mortgage-backed securities                     215,377     13,975    6.49        316,617     22,106     6.98
Investment securities (1)                      217,757     13,608    6.16        151,640     10,626     6.91
Interest-bearing deposits                       33,042      2,398    7.16         70,297      4,589     6.44
Federal funds sold                              68,621      5,011    7.20         46,427      3,059     6.50
                                            ----------   --------             ----------   --------
 Total interest-earning assets               3,397,751    247,252    7.27      3,153,717    239,185     7.57
Non-interest earning assets                    171,764                           162,947
                                            ----------                        ----------
 Total assets                               $3,569,515                        $3,316,664
                                            ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                     2,247,306     95,788    4.26      2,217,908     98,581     4.44
Borrowed funds and subordinated debt           880,872     54,787    6.22        702,451     46,635     6.56
                                            ----------   --------             ----------   --------
 Total interest-bearing liabilities          3,128,178    150,575    4.81      2,920,359    145,216     4.95
                                                                     ----                               ----
Non-interest bearing deposits                   92,790                            73,109
Other liabilities                               72,713                            64,838
                                            ----------                        ----------
 Total liabilities                           3,293,681                         3,058,306
Stockholders' equity                           275,834                           258,358
                                            ----------                        ----------
  Liabilities and stockholders' equity      $3,569,515                        $3,316,664
                                            ==========                        ==========
Net interest income/interest rate spread                 $ 96,677   2.46%                  $ 93,969     2.62%
                                                         ========   ====                   ========     ====
Net earning assets/net yield on average
  interest-earning assets                   $  269,573              2.85%     $  233,358                2.98%
                                            ==========              ====       =========                ====
Ratio of interest-earning assets to
  interest-bearing liabilities                  108.62%                           107.99%
                                            ==========                         =========



                                                  Six Months Ended                                              At December 31,
                                                  December 31, 1996            Year Ended June 30, 1996              1998
                                       ----------------------------------   ------------------------------     -----------------
                                                                 Average                           Average
                                        Average                   Yield/     Average                Yield/                Yield/
                                        Balance      Interest      Cost      Balance    Interest     Cost       Balance    Cost
                                       ---------    ----------  ---------   ---------  ----------   ------     ---------  ------
                                          (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                        $2,372,072    91,783      7.74%    $1,485,309    115,466    7.77%    $3,335,846   7.26%
Mortgage-backed securities                 388,237    13,368      6.89        289,759     18,291    6.31        183,603   6.31
Investment securities (1)                  161,275     5,390      6.54        100,671      6,382    6.34        260,945   6.04
Interest-bearing deposits                   55,020     1,805      6.42         24,128      2,064    8.55         24,564   4.84
Federal funds sold                          20,099       659      6.41         14,088      1,121    7.96         79,140   4.66
                                        ----------   -------               ----------   --------             ----------   ----
 Total interest-earning assets           2,996,703   113,005      7.53      1,913,955    143,324    7.49      3,884,098   7.07
Non-interest  earning assets               163,984                            104,543                           236,989
                                        ----------                         ----------                        ----------
 Total assets                           $3,160,687                         $2,018,498                        $4,121,087
                                        ==========                         ==========                        ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                 2,170,234    47,967      4.38      1,350,501     63,325    4.69     $2,550,539   4.09
Borrowed funds and subordinated debt       605,083    20,664      6.71        424,461     29,896    7.04      1,034,500   5.81
                                        ----------   -------               ----------   --------             ----------
 Total interest-bearing liabilities      2,775,317    68,631      4.89      1,774,962     93,221    5.25      3,585,039   4.59
                                                                  ----                  --------    ----
Non-interest bearing deposits               70,462                             57,665                           106,333
Other liabilities                           68,378                             64,729                            85,035
                                        ----------                         ----------                        ----------
 Total liabilities                       2,914,157                          1,897,356                         3,776,407
Stockholders' equity                       246,530                            121,142                           344,680
                                        ----------                         ----------                        ----------
 Liabilities and stockholders' equity   $3,160,687                         $2,018,498                        $4,121,087
                                        ==========                         ==========                        ==========
Net interest income/interest rate spread             $44,374       2.64%                 $50,103    2.24%                 2.48%
                                                     =======       ====                 ========    ====                  ====
Net earning assets/net yield on average
  interest-earning assets               $  221,386                 2.96%   $  138,993               2.62%    $  299,059    N/A
                                        ==========                 ====    ==========               ====     ==========   ====
Ratio of interest-earning assets to
  interest-bearing liabilities              107.98%                            107.83%                           108.34%
                                        ==========                         ==========                        ==========

(1) Includes $39.4 million, $28.9 million, $30.7 million, $18.7 million, and $50.9 million of Stock in Federal Home Loan Bank of Chicago for the year ended December 31, 1998, 1997, the six months ended December 31, 1996, year ended June 30, 1996, and at December 31, 1998, respectively. Income on a tax equivalent basis is computed assuming an effective tax rate of 40.0%.

  The average yield on interest-earning assets increased 4 basis points for the six months ended December 31, 1996 from the year ended June 30, 1996 with a $1.1 billion increase in net interest-earning assets primarily due to the acquisition of Northwestern. The yield on loans receivable decreased 3 basis points offset by a 58 basis point increase in mortgage-backed securities and a 20 basis point increase in investment securities. These increases are attributable to the longer term maturities of the mortgage-backed securities and investment securities acquired from Northwestern.

  The average cost of deposits decreased 31 basis points accompanying a $819.7 million increase in average balance for the six months ended December 31, 1996 compared to the year ended June 30, 1996. The significant change is due to the addition of low cost deposits from the Northwestern acquisition. The average cost of borrowed funds decreased 33 basis points although the average balance increased $180.6 million. The increase in the average balance is primarily due to borrowings for the acquisition, as well as funding for the increase in loan originations.

  Since December 31, 1998, long-term interest rates have increased approximately 70 basis points, while short-term interests have increased approximately 20 basis points. Management expects that if this rise in long-term interest rates and steepening of the yield curve persists, the pressure on the Bank's net interest margin caused by the flat yield curve environment experienced over the last 18 months should moderate.

Provision for loan losses

  The provision for loan losses is recorded to provide coverage for losses inherent in the Bank's loan portfolio. The Company recorded a provision for loan losses of $800,000 for the year ended December 31, 1998, compared to $1.2 million for the year ended December 31, 1997, and $700,000 for the six months ended December 31, 1996. The allowance for loan losses is based on management's continuous evaluation of the risk inherent in the Bank's loan portfolio, including its composition of loans and economic conditions that may affect the borrower's ability to make payments. In assessing its provision for loan losses in 1998, management took into account the continued increase of one-to-four family loans as a percentage of total outstanding loans in its portfolio. This is a result of the Bank's current origination strategy, which continues to stress single-family lending, as well as the impact of the Westco acquisition, which had a vast majority of its loan portfolio consisting of single-family loans receivable. At December 31, 1998, the Bank's allowance for loan losses was $16.7 million, or 119.37% of non-performing loans, and .52% of total loans.

Non-interest income

  Non-interest income is another significant source of revenue for the Company. It consists of fees earned on products and services, gains and losses from loan sale activity and income from real estate operations. Although changes in interest rates can have an impact on earnings from these sources, the impact is generally not nearly as dramatic as the impact on net interest income. Non-interest income was $25.7 million for the year ended December 31, 1998, compared to $22.7 million for the year ended December 31, 1997, $12.0 million for the six months ended December 31, 1996, and $17.1 million year ended June 30, 1996.

  The table below shows the composition of non-interest income for the periods indicated.

                                                Year Ended       Six Months Ended   Year Ended
                                               December 31,        December 31,      June 30,
                                             -----------------  ------------------
                                               1998     1997      1996      1995       1996
                                             --------  -------  ---------  -------  -----------
                                                               (In thousands)
Gain (loss) on sale and writedown of:
 Loans receivable                            $ 3,003      419        264      178          203
 Mortgage-backed securities                      201       13       (296)      57           (5)
 Investment securities                           816      404        251       45          188
 Foreclosed real estate                          212       17        161       21           50
Income from real estate operations             4,517    6,876      4,133    2,820        4,786
Deposit account service charges                8,626    7,217      3,219    2,370        4,894
Brokerage commissions                          2,812    2,050        924      750        1,711
Mortgage loan related fees                     2,469    1,337        666      459          948
Loan servicing fee income                      1,400    2,278      1,249    1,164        2,394
Impairment of mortgage servicing rights       (1,269)     ---        ---      ---          ---
Insurance commissions                            456      447        235      211          412
Safe deposit box fees                            311      275        143      140          273
Bank owned life insurance                        458      ---        ---      ---          ---
Loss on real estate owned operations, net        (43)     (47)       (51)     (11)         (17)
Other                                          1,748    1,431      1,061      550        1,263
                                             -------   ------     ------    -----       ------
                                            $ 25,717   22,717     11,959    8,754       17,100
                                             =======   ======     ======    =====       ======

  Gain on sale of loans and mortgage-backed securities. The Bank recorded a net gain on the sale of loans receivable and mortgage-backed securities for the year ended December 31, 1998 of $3.2 million, compared to $432,000 for the year ended December 31, 1997. During 1998, the Bank experienced an increase of fixed-rate loan originations, due to lower overall interest rates, and a relatively flat yield curve. This led to sales of $437.5 million in the current year compared to $105.8 million during the year ended December 31, 1997. The loss during the six months ended December 31, 1996 was primarily due to the sale of $16.9 million of adjustable-rate and fixed-rate CMOs, which were classified as available for sale, at a loss of $301,000. The Bank recorded a net gain on the sale of loans receivable and mortgage-backed securities of $198,000 for the year ended June 30, 1996. If the recent rise in long-term interest rates since December 31, 1998 persists, management would expect moderate reductions in the volume of conforming fixed-rate loan originations, the level of loan sales and the related gain on sale of loans receivable.

  The gains and losses on mortgage-backed securities included in the above figures represent the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $26.6 million, compared to $3.4 million for the year ended December 31, 1997, $8.2 million during the six months ended December 31, 1996 and $41.2 million for the year ended June 30, 1996. Sales of swaps versus whole loans to FNMA or FHLMC are primarily determined by price differences at the time of sale, and are executed in a manner to maximize profit to the Bank. The Bank has traditionally held few of its own swaps in portfolio.

  Gain on sale of investment securities. The Company had net gains on the sale of investment securities during the year ended December 31, 1998 of $816,000 compared to $404,000 during the year ended December 31, 1997, $251,000 during the six months ended December 31, 1996, and $188,000 for the year ended June 30, 1996. Net gains in these periods have been primarily generated from the sale of marketable equity securities of national and regional bank and thrift companies. In addition, the current year is net of a $375,000 other than temporary impairment writedown on certain marketable equity securities and $76,000 in net gains from the sale of the Bank's 100% beneficial interests in its two special purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC").

  Income from real estate operations. Income from real estate operations was $4.5 million for the year ended December 31, 1998, $6.9 million for the year ended December 31, 1997, $4.1 million for the six months ended December 31, 1996 and $4.8 million for the year ended June 30, 1996. A summary of income from real estate operations is as follows:


                               Year Ended December 31,     Six Months Ended
                            -----------------------------    December 31,       Year Ended
                                1998            1997             1996          June 30, 1996
                            -------------  --------------  ----------------  -----------------
                            Lots  Income   Lots             Lots              Lots      Income
                            Sold (Loss)    Sold    Income   Sold     Income   Sold      (Loss)
                            ---- -------   ----    ------  ------   -------  ------    -------
                                                  (Dollars in thousands)
 Harmony Grove               184  $2,851    120    $1,588    75     $  760       -     $    -
 Reigate Woods                20     930     11       610    15        826       2         98
 Ashbury                       -     297      8       290    23      1,624      34      1,392
 Clow Creek Farm               6     260     18       700    10        261     145      3,537
 Woodbridge                   15     153    133     3,452    26        349      10         85
 Tallgrass of Naperville      20     114      -         -     -          -       -          -
 Creekside of Remington       12      29      8        16     -          -      27         81
 Woods of Rivermist            2       5      5       220     3        157       -          -
 Fields of Ambria              6    (122)     9         -    13        156       2         17
 Other                         -       -      -         -     -          -       -       (424)
                             ---  ------    ---    ------   ---     ------     ---     ------
                             265  $4,517    312    $6,876   165     $4,133     220     $4,786
                             ===  ======    ===    ======   ===     ======     ===     ======

  During the year ended December 31, 1998, sales activity in the Harmony Grove continued at a pace that nearly sold this project out in 1998. Margins in this project expanded in 1998 due to the final lots of this subdivision being the most desirable. At December 31, 1998, seven lots remain in the project. Lot sale activity improved in the Reigate Woods subdivision, where 20 homesites were sold. At December 31, 1998, there are 21 homesites remaining in Reigate Woods, with five under contract. The Company expects to complete this project in mid-2000, at the current pace of sales. The residential parcel of the Woodbridge subdivision was completed in 1998 with the sale of the final 15 homesites. The Woodbridge project currently contains approximately 48 acres of commercially zoned land, of which sites for a total of 46 acres are under contract at December 31, 1998. These parcels are expected to close in 1999.

  In December 1998, the Company sold 20 lots in its newest subdivision, Tallgrass of Naperville. This project is planned to be a 926-lot development, augmented with a townhome unit, pending final plat approvals. At December 31, 1998, 161 lots are under contract. A second unit of 369 lots is expected to be developed in 1999 to meet the high builder demand in this project.

  The current year marked the conclusion of four successful projects for the Company. The Ashbury profit of $297,000 represents the sale of a small commercial parcel adjacent to the previously sold 1,115-lot residential parcel of this project. The remaining six lots in the Clow Creek Farm subdivision were sold, completing this 260-lot subdivision. The final two lots of the Woods of Rivermist subdivision were sold, completing this 31-lot, upscale subdivision. In addition, the final six homesites were sold in the Fields of Ambria project. The loss is due to sale discounts on the remaining homesites, extended marketing costs, and additional expenses related to the completion of the project.

  Deposit account service charges. Deposit account service charges totaled $8.6 million for the year ended December 31, 1998, $7.2 million for the year ended December 31, 1997, $3.2 million for the six months ended December 31, 1996, and $4.9 million for the year ended June 30, 1996. The primary source of these fees is from checking account charges for insufficient funds, service charges, sustained overdraft fees, debit card usage, and automated teller machine services. The results are primarily attributable to a net increase of 8,000 accounts, or a 9.2% increase in the number of checking accounts since December 31, 1997, increases to existing fee schedules for various services, new charges for services provided to the Bank's checking and deposit customer, as well as the new policy of surcharging non-customers' use of Bank ATMs.

  Brokerage commissions. Through the Bank's affiliation with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue improved to $2.8 million for the year ended December 31, 1998, compared to $2.1 million for the year ended December 31, 1997, $924,000 for the six months ended December 31, 1996 and $1.7 million for the year ended June 30, 1996. The improvement in commissions is due to increased sales of mutual funds and other non-traditional products, an increased sales force, an increase in the number of locations which provide INVEST services, as well as sharing a greater percentage of current commission revenue and trailer fee income with INVEST than in the past.

  Mortgage loan related fees. Mortgage loan related fees include late charge income on loans owned and serviced by the Bank, prepayment penalty income, inspection fee income for construction loans, and most recently, loan modification income for refinance transactions. During the year ended December 31, 1998, these fees increased $1.1 million, to $2.5 million. The primary reason for the increase was a $723,000 increase in fees from loan modifications. The Bank introduced a loan modification program for refinance customers whereby it allows the customer to lower the interest rate and/or modify other loan terms for a fee, in lieu of a processing a new loan. The Bank treats the modified loan as if it were paid off, and amortizes any remaining deferred fees or expenses into interest income. Modification income was minimal during the year ended December 31, 1997. The increase in loan modification fees was due to the lower long-term rates and heavy refinance opportunities in 1998. The recent rise in long-term interest rates causes management to expect that it will realize lower fee income from this program in 1999.

  Loan servicing fee income. Loan servicing fee income is generated from loans that the Bank has originated and sold, or from purchased servicing, and includes fees for the collection and remittance of mortgage payments, insurance policies and real estate taxes. Typically, the Bank receives a servicing fee for performing the aforementioned services equal to at least 1/4 of 1% for fixed-rate mortgages and at least 3/8 of 1% for ARM loans on the outstanding principal balance of the sold loan being serviced. Loan servicing fee income is reduced by the amortization of capitalized mortgage servicing rights, and impairment valuations against recorded values of mortgage servicing rights. Since July 1, 1996, upon the adoption of SFAS No. 122, mortgage servicing rights are capitalized when a loan is sold. Prior to July 1, 1996, the Bank was only able to capitalize mortgage servicing rights on wholesale originations.

  For the year ended December 31, 1998, loan servicing fee income, net of impairment writedowns, was $131,000, compared to $2.3 million for the year ended December 31, 1997, $1.2 million for the six months ended December 31, 1996, and $2.4 million for the year ended June 30, 1996. The following table shows the components of loan servicing fee income in dollars and as a percentage of loans serviced for others for the periods indicated:

                                                                  Year Ended             Six Months        Year
                                                                 December 31,              Ended           Ended
                                                           -------------------------    December 31,     June 30,
                                                              1998           1997           1996           1996
                                                           ----------      ---------      ---------      --------
                                                                          (Dollars in thousands)
Gross servicing revenue                                    $    2,708          2,705          1,405        2,646
Amortization of mortgage servicing rights                      (1,308)          (427)          (156)        (252)
Impairment of mortgage servicing rights                        (1,269)             -              -            -
                                                           ----------      ---------      ---------      -------
Loan servicing fee income, net                             $      131          2,278          1,249        2,394
                                                           ==========      =========      =========      =======

As a percentage of average loans serviced for others:
Gross servicing revenue                                          .265%          .264           .267         .275
Amortization of mortgage servicing rights                       (.128)         (.042)         (.030)       (.026)
Impairment of mortgage servicing rights                         (.124)             -              -            -
                                                           ----------      ---------      ---------      -------
Loan servicing fee income                                        .013%          .222           .237         .249
                                                           ==========      =========      =========      =======
Average balance of loans serviced for others               $1,020,919      1,024,720      1,053,486      963,757
                                                           ==========      =========      =========      =======

  The decline in long-term U.S. Treasury rates during 1998 increased prepayment activity in the loans serviced for others portfolio, that led to the large increase in amortization of capitalized mortgage servicing rights, when compared to the prior year. Although the Bank sold $437.5 million of loans in 1998, the average balance of loans serviced for others was flat compared to 1997 due to this prepayment activity. In addition, an analysis of the value of the Bank's mortgage servicing rights led to a $1.3 million impairment writedown due to the impact of higher expected prepayment speeds on the net present value of expected cash flows from these servicing rights. To the extent that actual prepayment speeds slow, the Bank may recover a portion of this impairment writedown in future periods. At December 31, 1998, 1997 and 1996, the weighted-average coupon rate on the loans serviced for others portfolio was 7.39%, 7.74% and 7.78%, respectively.

  The average balance of loans serviced for others peaked during the six months ended December 31, 1996. The Bank's strategy in 1997 was to reduce sales activity to grow its loans receivable balances. This ability was primarily provided by its acquisition of Northwestern in May 1996, which greatly increased the Bank's capital levels.

  The Bank also services its own portfolio of loans that it holds for investment purposes. The following table sets forth information as to the Bank's total loan servicing portfolio.

                                                          December 31,
                             ----------------------------------------------------------------------
                                     1998                    1997                     1996
                             --------------------    ---------------------    ---------------------
                               Amount     Percent      Amount      Percent      Amount      Percent
                             ----------   -------    ----------    -------    ----------    -------
                                                     (Dollars in thousands)
Loans owned by the Bank      $3,020,941    73.93%    $2,284,748     69.62%    $1,855,505     63.96%
Loans serviced for others     1,065,126    26.07        997,204     30.38      1,045,740     36.04
                             ----------   ------     ----------    ------     ----------    ------
  Total loans serviced       $4,086,067   100.00%    $3,281,952    100.00%    $2,901,245    100.00%
                             ==========   ======     ==========    ======     ==========    ======

  Income from Bank owned life insurance. During the current year, the Bank invested $20.0 million in bank owned life insurance ("BOLI") to help fund the cost of certain employee benefit plan expenses. The Bank's BOLI investment consists of the purchase of life insurance on the lives of certain employees from an insurance carrier with a Standard and Poors rating of AA+. The Company is the sole beneficiary of the life insurance policies. The primary source of income on this investment is the cash surrender value ("CSV") increase of the life insurance policies, which to the benefit of the Company is free from income taxes. Death benefits paid to the Company will be revenue in the periods received, if any. During the current year, CSV income recognized on these life insurance policies totaled $458,000.

Non-interest expense

  Non-interest expense was $58.9 million for the year ended December 31, 1998, compared to $54.6 million for the year ended December 31, 1997, $41.1 million for the six months ended December 31, 1996, and $37.8 million for the year ended June 30, 1996. Included in the six months ended December 31, 1996 total is the impact of the one-time assessment to recapitalize the SAIF of $14.2 million. The table below shows the composition of non-interest expense for the periods indicated.

                                              Year Ended     Six Months Ended
                                             December 31,      December 31,    Year Ended
                                            ---------------  ----------------   June 30,
                                             1998     1997     1996     1995      1996
                                            -------  ------  -------   ------  ----------
                                                           (In thousands)
Compensation                               $ 26,892  23,898   11,657    7,645    16,790
Employee benefits                             7,602   6,574    2,846    2,052     4,419
                                            -------  ------   ------   ------    ------
   Total compensation and benefits           34,494  30,472   14,503    9,697    21,209
Occupancy expense                             4,649   4,554    1,715    1,056     2,469
Furniture, fixture and equipment expense      1,996   1,649      937      699     1,305
Federal deposit insurance premiums            1,438   1,468    2,338    1,523     3,255
Special SAIF assessment                           -       -   14,216        -         -
Advertising and promotion                     2,281   2,737    1,025      916     1,746
Data processing                               2,267   2,098    1,032      760     1,683
Professional fees                             1,166   1,154      449      362       904
Stationery, brochures and supplies            1,153   1,045      514      425       857
Postage                                       1,148   1,042      509      342       872
Telephone                                       775     666      274      200       413
ATM network fees                                546     569      277      266       527
OTS assessment fees                             512     483      164      148       305
Correspondent banking services                  432     462      233      138       283
Insurance costs                                 432     413      254      137       260
Amortization of goodwill                      1,336   1,341      679        -       113
Amortization of core deposit intangible       1,075   1,296      709        -       122
Other                                         3,243   3,162    1,250      604     1,463
                                            -------  ------   ------   ------    ------
                                           $ 58,943  54,611   41,078   17,273    37,786
                                            =======  ======   ======   ======    ======

  Compensation expense. Compensation expense was $26.9 million for the year ended December 31, 1998, compared to $23.9 million for the year ended December 31, 1997. Overall compensation levels rose during the year due to increased loan originations and refinance activity as it related to loan officer commissions, incentive pay and overtime compensation. In addition, the Bank's headcount rose by approximately 7.5%, related to new branch operations, as well as increased loan processing staff to meet record loan volume. Brokerage commissions paid to INVEST representatives increased due to the increase in brokerage commission income in the current year. Compensation expense in 1997 increased 2.5% on an annualized basis during the year ended December 31, 1997 compared to the six months ended December 31, 1996, primarily due to the addition of two new branch locations, normal salary increases and higher loan officer commissions resulting from increased loan volume.

  Employee benefits expense. Employee benefits expense increased $1.0 million during the current year primarily due to an increased overall payroll, which led to a $310,000 increase in FICA taxes. In addition, medical insurance costs were higher in 1998 than in 1997 due to additional headcount, and slightly higher medical claims. The Bank's contributions to its ESOP and profit sharing plans increased by $150,000. Employee benefits expense increased 15.5% for the year ended December 31, 1997, compared to annualized results for the six months ended December 31, 1996, primarily due to increased medical insurance costs and a higher profit sharing contribution.

  Occupancy and equipment expense. Occupancy expenses were relatively constant between the years ended December 31, 1998 and 1997, and increased 32.8% on an annualized basis during the year ended December 31, 1997 compared to the six months ended December 31, 1996, primarily due to the costs related to two new branch facilities. Equipment costs increased $347,000 during the year ended December 31, 1998 primarily due to increased depreciation from interior renovation work done at various branch locations.

  FDIC insurance expense. FDIC insurance costs remained relatively constant between the year ended December 31, 1998 and 1997, as the Bank's average deposits were stable, and its insurance rate did not change. The Bank pays the lowest rate allowed by regulation for savings institutions. The decrease in FDIC premiums to $1.5 million during the year ended December 31, 1997 reflects the reduction in the premium rate the Bank pays on deposits as a result of legislation which recapitalized the SAIF. During the six months ended December 31, 1996, a one-time special assessment of 65.7 basis points on deposit balances as of March 31, 1995 was imposed on all savings institutions. This charge equaled $14.2 million for the Bank. Without this assessment, FDIC insurance premiums were $2.3 million for the six month period ended December 31, 1996.

  Advertising and promotion expense. Advertising and promotion expenses decreased $456,000 to $2.3 million during the year ended December 31, 1998. The decrease reflects the elimination of certain forms of advertising traditionally used by the Bank. In addition, the level of direct mailing under the Bank's Totally Free checking campaign was analyzed and scaled back in areas where the Bank has already achieved higher levels of checking account penetration. Advertising costs increased to $2.7 million for the year ended December 31, 1997, a 33.5% increase compared to the annualized expense for the six months ended December 31, 1996. The increase was primarily due to the higher marketing costs expended in introducing the Bank's products and services in the Northwestern offices beginning in 1997 and costs related to the new Downers Grove, Super K-Mart and Ashbury branches which opened in 1997.

  Data processing expense. Data processing expense was $2.3 million for the year ended December 31, 1998, compared to $2.1 million during the year ended December 31, 1997, an increase of 8.1%. The increase is a function of increased expenditures for the Bank's PC network, including a limited amount of costs related to upgrading systems to Year 2000 compliance. Data processing costs were relatively flat for the year ended December 31, 1997, compared to an annualized six months ended December 31, 1996.

  Amortization of core deposit intangible. Amortization of core deposit intangibles totaled $1.1 million for the year ended December 31, 1998, compared to $1.3 million for the year ended December 31, 1997, $709,000 for the six months ended December 31, 1996 and $122,000 for the year ended June 30, 1996. The Bank is amortizing its core deposit intangible on an accelerated method over 10 years. Amortization to date is for the core deposit intangible identified in the Northwestern acquisition in May 1996. Amortization will include the impact of the Westco acquisition beginning in 1999.

  Amortization of goodwill. Amortization of goodwill totaled $1.3 million for the years ended December 31, 1998 and 1997, $679,000 for the six months ended December 31, 1996, and $113,000 for the year ended June 30, 1996. The Bank has been amortizing the goodwill created in the Northwestern acquisition over a 20 year period, using the straight-line method. Amortization will include the impact of the Westco acquisition beginning in 1999.

  Other non-interest expense. Other non-interest expense was relatively flat at $3.2 million for the year ended December 31, 1998 compared to 1997. Other expense increased to $3.2 million for the year ended December 31, 1997, compared to $1.3 million for the six months ended December 31, 1996. The increase was primarily due to a higher incidence of check losses incurred due to the increased checking account base and higher title, credit report and appraisal fees due to the higher loan volumes.

Income taxes

  Income tax expense from continuing operations for the year ended December 31, 1998 was $23.8 million (effective income tax rate of 38.1%) compared to $22.7 million (effective income tax rate of 37.4%) for the year ended December 31, 1997. The increase in the effective income tax rate was primarily due to the recognition in 1997 of $1.0 million in income tax benefits related to the resolution of certain prior years' income tax issues compared to the recognition in 1998 of approximately $600,000 of such income tax benefits. Income tax expense from continuing operations was $5.6 million for the six months ended December 31, 1996 (effective income tax rate of 39.0%), and $10.8 million for the year ended June 30, 1996 (effective income tax rate of 37.9%).

Extraordinary Items

  During the year ended December 31, 1998, the Company incurred an extraordinary charge of $456,000, or $.02 per diluted share, net of income tax benefits of $294,000, related to the early call of its $27.6 million 8.32% subordinated capital notes due September 2005. The call provision in the indenture allowed for early redemption at par plus accrued interest. The expense related to the early redemption represents the write-off of the remaining deferred transaction costs of the original offering in November 1995.

  During the year ended June 30, 1996, the Company refinanced its $20.9 million, 10% subordinated capital notes due June 30, 2002, and incurred an extraordinary charge of $474,000, or $.03 per diluted share, net of income tax benefits of $300,000. The call provision in the indenture allowed for early redemption at par plus accrued interest. The expense related to the early redemption represents the write-off of the remaining deferred transaction costs of the original offering.

Review of Financial Condition

  Total assets increased $663.4 million, or 19.2% to $4.12 billion at December 31, 1998, compared to $3.46 billion at December 31, 1997. The increase was primarily due to the acquisition of Westco, as well as an increase in loans receivable, primarily funded with borrowed funds.

  Cash, interest-bearing deposits and federal funds sold increased a combined $10.8 million to $157.7 million at December 31, 1998. A total of $28.7 million is due to the closing of the acquisition of Westco as of December 31, 1998.

  Investment securities classified as held to maturity decreased $14.2 million, to $11.1 million as of December 31, 1998. The Company has generally been classifying its new investment securities purchases as available for sale. The primary reason for the decrease is due to maturities and calls of investment securities of $15.0 million. The $17.9 million increase in FHLB of Chicago stock is due to $2.1 million assumed in the purchase of Westco, as well as growth in the Bank's FHLB of Chicago advance portfolio that required increased investments in FHLB of Chicago stock.

  Investment securities available for sale increased $79.5 million to $199.0 million at December 31, 1998. Of this increase, $34.3 million was due to the purchase of Westco, and primarily included short-term U.S. Government securities. The Company purchased a total of $206.5 million of investment securities, which consisted of asset-backed securities, U.S. Government and Agency securities, and marketable equity securities, offset by maturities and calls of securities totaling $138.3 million. The Company also sold a total of $12.1 million of marketable equity securities, at a net gain of $740,000. At December 31, 1998, this portfolio had net unrealized gains of $912,000, compared to $2.6 million at December 31, 1997.

  Mortgage-backed securities classified as held to maturity decreased $86.9 million to $128.5 million as of December 31, 1998. The decrease is primarily due to amortization and prepayments, as well as the elimination of $30.2 million of mortgage-backed securities that collateralized an equal amount of CMO bonds in the Bank's two special-purpose finance subsidiaries. This was accomplished through the sale of the Bank's 100% beneficial interests in these subsidiaries. The Bank no longer consolidates these entities in its consolidated statements of financial condition.

  Mortgage-backed securities classified as available for sale decreased $12.5 million to $55.1 million at December 31, 1998. The decrease is due to amortization and prepayments of $24.7 million, offset by purchases of mortgage-backed securities of $12.4 million. At December 31, 1998, net unrealized losses in the available for sale portfolio were $(205,000), compared to an unrealized gain of $19,000 at December 31, 1997.

  Included in total mortgage-backed securities at December 31, 1998 are $100.5 million of CMO's which have 3-5 year weighted average lives, and are primarily collateralized by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") mortgage-backed securities, and to a lesser extent by whole loans.

  Investment securities and mortgage-backed securities acquired and classified as available-for-sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at the higher market rates. The decision whether to sell the available for sale securities or not, is based on a number of factors, including but not limited to projected funding needs, reinvestment alternatives and the relative cost of alternative liquidity sources. Investments and mortgage-backed securities classified as held to maturity cannot be sold except under extraordinary and very restrictive circumstances. Generally, these investments are acquired for investment after taking into account the Bank's cash flow needs, the investment's projected cash flows, the Bank's overall interest rate and maturity structure of the liability base used to fund these investment's and the net interest spread obtained. To the extent the Bank is able to maintain funding costs below a market rate of interest, the potential negative impact from rising interest rates on investments and mortgage-backed securities held to maturity on net interest income in future periods will be substantially mitigated.

  Loans receivable increased 19.6%, or $529.1 million to $3.23 billion at December 31, 1998. The acquisition of Westco is attributable for $245.2 million of this increase. The Bank originated $1.8 billion of mortgage loans during the current year, which were offset by amortization and prepayments of $942.1 million, as well as sales of $437.5 million. The loans sold represent long-term conforming fixed-rate mortgages, which are sold as a means of limiting interest-rate risk. Loans held for sale increased substantially to $89.4 million at December 31, 1998 compared to $6.5 million at December 31, 1997 due to increased sales activity due to the high level of fixed-rate originations during the current year.

  The allowance for loan losses increased to $16.7 million as of December 31, 1998, due to a provision for loan losses of $800,000, an addition to the allowance of $846,000 from the acquisition of Westco, offset by net charge-offs of $351,000. As of December 31, 1998, the Bank's ratio of the allowance for loan losses to total non-performing loans was 119.4%, compared to 145.2% as of December 31, 1997. In addition, the ratio of the allowance for loan losses to total loans decreased to .52% at December 31, 1998, compared to .57% at December 31, 1997. During 1998, the Bank's loan portfolio continued to become more concentrated in single-family residential mortgage loans that management perceives to carry lower risk than other types of loans in its portfolio.

  Real estate held for development or sale decreased $6.1 million to $25.1 million at December 31, 1998. A summary of real estate held for development or sale is as follows:

                                    December 31,
                                   ---------------
                                    1998     1997
                                   -------  ------
                                   (In thousands)
MAF Developments, Inc.:
 Tallgrass of Naperville          $ 17,817  14,292
 Creekside of Remington              1,456   1,662
 Harmony Grove                           6   4,856
 Clow Creek Farm                         -     128
                                   -------  ------
                                    19,279  20,938
                                   -------  ------

Mid America Developments, Inc.:
 Ashbury                                 -      50
 Woods of Rivermist                      -     154
                                   -------  ------
                                         -     204
                                   -------  ------

NW Financial, Inc.:
 Reigate Woods                       3,419   5,314
 Woodbridge                          2,436   3,498
 Fields of Ambria                        -   1,243
                                   -------  ------
                                     5,855  10,055
                                   -------  ------
                                  $ 25,134  31,197
                                   =======  ======

  The Company completed four projects during the current year, all of which had sales of their remaining parcels. In addition, the Harmony Grove subdivision is nearly sold-out, with only seven lots available at December 31, 1998. A total of 184 lots were sold in 1998. Sales activity also continued in the Woodbridge project, with the Company selling its remaining residential homesites. The balance at December 31, 1998 primarily represents costs associated with 48 acres of commercial land, of which 46 acres are under contract at December 31, 1998. The Company sold 20 homesites in Reigate Woods in 1998, decreasing the investment in this project by $1.9 million. The Company's largest current project, Tallgrass of Naperville, had a net increase in investment of $3.5 million, due to the development of the first 181 lots. The Company sold 20 lots in the fourth quarter of 1998, and has contracts for the remaining 161 lots at December 31, 1998.

  Premises and equipment increased $4.9 million to $40.7 million at December 31, 1998. The purchase of Westco added $2.5 million of net premises and equipment, including a $500,000 increase in the fair value of land and buildings. The remainder of the increase is due to purchases of $5.9 million, offset by depreciation and amortization of $3.5 million. Data processing upgrades, some of which relate to implementation of the Bank's Year 2000 plan, as well as costs associated with the building of a new branch, comprise the majority of purchases for the year ended December 31, 1998.

  Foreclosed real estate increased to $8.4 million at December 31, 1998, compared to $489,000 at December 31, 1997. During the current year, the Bank foreclosed on a $500,000 second mortgage related to a commercial office park. In connection with the foreclosure, the Bank assumed the first mortgage on the property, which is a $6.0 million industrial revenue bond. The Bank continues to provide a letter of credit against this industrial revenue bond in the amount of $6.5 million. As a result of the foreclosure, the Bank recorded $6.5 million in foreclosed real estate, as well as borrowed funds in the amount of $6.0 million. The industrial revenue bond is assumable by any buyer of the property.

  Other assets increased $18.8 million to $41.8 million at December 31, 1998. The primary reason for the increase is the Bank's investment in $20.0 million of BOLI to help fund the cost of certain future employee benefit plan expenses. The Bank's BOLI investment consists of the purchase of life insurance on the lives of certain employees from an insurance carrier with a Standard and Poors rating of AA+. The Company is the sole beneficiary of the life insurance policies. The primary source of revenue on this investment is the incremental increase in the cash surrender value of the life insurance policies, which are recorded over the term of the policies but to the benefit of the Company are free from income taxes. Death benefits paid to the Company will be tax-free revenue in the periods received.

  Intangible assets increased a net $30.9 million, primarily due the acquisition of Westco. The transaction increased goodwill by $31.6 million, and also created a core deposit intangible of $1.7 million. Offsetting these increases was amortization of goodwill and core deposit intangibles of $2.4 million.

  Deposits increased $319.9 million to $2.66 billion as of December 31, 1998. A large part of the increase was due to the purchase of Westco, which added $259.5 million of deposits as of December 31, 1998. During the year, the Bank had net savings outflows of $33.0 million, offset by interest credited to deposits of $90.7 million.

  Borrowed funds increased $264.5 million, to $1.03 billion at December 31, 1998. The Bank funded its increase in loans receivable (other than the increase in loans from the Westco purchase) primarily with FHLB of Chicago advances, which increased a net $315.0 million during the current year. As of December 31, 1998, the Bank has $975.5 million of FHLB of Chicago advances at a weighted average rate and term to maturity of 5.83% and 4.6 years, respectively, compared to $660.5 million at a weighted average rate and term to maturity of 6.37%, and
2.4 years, respectively, as of December 31, 1997. At December 31, 1998, the Bank has $385.0 million of advances with a weighted average term to maturity of 8.7 years, that contain various call provisions, with a weighted average term to call of 3.9 years. The calls would most likely be exercised by the issuer in a period of rising interest rates. The Bank also assumed a $6.0 million industrial revenue bond obligation that is collateralized by a commercial office building the Bank received through foreclosure in January 1998. Offsetting these increases was a decrease in CMO bonds payable of $30.2 million due to the sales of the Bank's 100% residual interests in its two special purpose finance subsidiaries during 1998. In addition, reverse repurchase agreements decreased by $24.8 million to $20.0 million at December 31, 1998 due to a current year maturity.

  The Company called its $27.6 million, 8.32% subordinated capital notes during the current year, and incurred an extraordinary loss of $456,000, or $.02 per diluted share. The Company did not replace this borrowing.

  Stockholders' equity of the Company grew to $344.7 million at December 31, 1998, compared to $263.4 million at December 31, 1997, an increase of $81.3 million. Stockholders' equity increased due to comprehensive income of $37.1 million, as well as $72.4 million related to the common stock issued for the purchase of Westco, offset by dividends of $5.8 million, and $22.9 million for the repurchase of common stock.

Lending Activities

  General. The Bank's lending activities reflect its focus as a consumer banking institution serving its local market area by concentrating on residential mortgage lending. The Bank is one of the largest originators of residential mortgages in its market area, and experienced record loan volume in 1998 due to a robust economy and high refinance activity attributable to falling long-term interest rates. In addition to traditional retail originations, the Bank operates a wholesale lending operation that purchases loans from brokers and correspondents. In connection with these activities, the Bank has traditionally emphasized the origination of adjustable-rate or shorter-term loans for its portfolio and sold a portion of its long-term fixed-rate loans directly into the secondary market. The Bank originates and purchases long-term fixed-rate mortgage loans in response to customer demand; however, the Bank sells selected conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The volume of current loan originations sold into the secondary market varies over time based on the Bank's available cash or borrowing capacity, as well as in response to the Bank's asset/liability management strategy.

  During the year ended December 31, 1998, the Bank originated and purchased $1.20 billion in fixed-rate one- to four-family residential mortgage loans, of which $929.9 million, or 77.6%, conformed to the requirements for sale to FNMA and FHLMC and $269.1 million, or 22.4%, did not conform to the requirements of these agencies. During the year ended December 31, 1998, the Bank sold $437.5 million of these loans in the secondary market. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $227,150 ($240,000 as of January 1, 1999), which is the FHLMC and FNMA purchase limit, and not because the loans present increased risk of default to the Bank. Generally, nonconforming loans are held in the Bank's loan portfolio. Loans with such excess balances generally carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans.

  In early 1997, the Bank started offering its loan products with prepayment penalties in an effort to mitigate interest rate and prepayment risks in a declining rate environment. The borrower receives a lower interest rate in return for accepting prepayment penalties based on the original loan balance. The penalty is 2% for the initial three years on ARM loans that are fixed for the initial three-year period. The penalty for 10, 15, 20 and 30 year fixed rate loans, seven year balloon loans and ARM loans that are fixed for the initial five-year period is 3% for the first three years, 2% in year four and 1% in year five. At December 31, 1998, the Bank had $617.3 million of prepayment penalty loans, or 18.5% of its loans receivable, compared to $111.0 million, or 4.1% as of December 31, 1997.


  As a result of its acquisition of Northwestern, the Bank acquired a $749.7 million loan portfolio. Included in the portfolio as of the acquisition date was a $670.5 million nationwide portfolio of single-family residential mortgage loans that had been purchased through brokers as part of Northwestern's loan strategy. Collateral for this portfolio is spread throughout 41 states and Puerto Rico. Consistent with its strategy to focus primarily on the local market area, the Bank has allowed this portfolio to amortize and prepay and plans to hold the existing loans to maturity without replacement. Due to normal amortization and prepayments, this portfolio has a balance of $232.7 million at December 31, 1998.

  While the Bank has primarily focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, the Bank, to a lesser extent, also originates multi-family mortgage loans, residential construction loans, land acquisition and development loans, commercial real estate loans and a variety of consumer loans. At December 31, 1998, the Bank's net loans receivable amounted to $3.3 billion, excluding $183.6 million in mortgage-backed securities.

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated:

                                                              December 31,
                              ----------------------------------------------------------------------
                                      1998                    1997                      1996
                              --------------------    ---------------------     --------------------
                                           Percent                  Percent                  Percent
                                              of                       of                       of
                                Amount      Total       Amount       Total        Amount      Total
                              ----------   -------    ----------    -------     ----------   -------
Real estate loans:                                    (Dollars in thousands)
 One- to four-family:
  Held for investment         $2,877,482    86.07%    $2,408,393     88.27%    $2,160,525     87.93%
  Held for sale                   89,406     2.67          6,537      0.24          6,495      0.26
 Multi-family                    137,254     4.11        105,051      3.85         92,968      3.78
 Commercial                       43,069     1.29         35,839      1.31         46,313      1.89
 Construction                     28,429     0.85         17,263      0.63         17,263      0.70
 Land                             24,765     0.74         24,425      0.90         25,685      1.05
                              ----------   ------     ----------    ------     ----------    ------
   Total real estate loans     3,200,405    95.73      2,597,508     95.20      2,349,249     95.61
                              ----------   ------     ----------    ------     ----------    ------
Other loans:
 Consumer loans:
   Equity lines of credit         91,915     2.75         88,106      3.23         86,614      3.53
   Home equity loans              42,398     1.27         34,447      1.26         14,251      0.58
   Other                           6,015     0.18          5,793       .21          5,009      0.20
                              ----------   ------     ----------    ------     ----------    ------
    Total consumer loans         140,328     4.20        128,346      4.70        105,874      4.31
 Commercial business loans         2,356     0.07          2,659      0.10          1,871      0.08
                              ----------   ------     ----------    ------     ----------    ------
   Total other loans             142,684     4.27        131,005      4.80        107,745      4.39
                              ----------   ------     ----------    ------     ----------    ------
   Total loans receivable      3,343,089   100.00%     2,728,513    100.00%     2,456,994    100.00%
                                           ======                   ======                   ======
Less:
  Loans in process                10,698                   6,683                    7,620
  Unearned discounts,
   premiums and deferred
   loan fees, net                 (3,455)                   (772)                   1,347
  Allowance for loan
  losses                          16,770                  15,475                   17,914
                              ----------              ----------               ----------
Loans receivable, net         $3,319,076              $2,707,127               $2,430,113
                              ==========              ==========               ==========
Mortgage-backed securities:
 GNMA held to maturity        $    1,782                   2,442                    3,248
 FHLMC held to maturity           53,750                 108,037                  138,963
 FHLMC available for sale          3,976                   5,706                    7,425
 FNMA held to maturity            17,421                  22,796                   29,343
 FNMA available for sale           6,133                   9,610                   12,029
 CMOs held to maturity            55,585                  82,174                   95,104
 CMOs available for sale          44,956                  52,243                   73,475
                              ----------              ----------               ----------
Total mortgage-backed
 securities                   $  183,603                 283,008                  359,587
                              ==========              ==========               ==========

                                                 June 30,
                              ---------------------------------------------
                                       1996                    1995
                              ---------------------   ----------------------
                                            Percent                  Percent
                                               of                       of
                                Amount       Total      Amount        Total
                              ----------    -------   ----------     -------
Real estate loans:
 One- to four-family:
  Held for investment         $2,032,102     87.57%   $1,032,233      80.25
  Held for sale                    9,314      0.40        24,984       1.94
 Multi-family                     94,713      4.08        67,248       5.23
 Commercial                       46,101      1.99        47,273       3.68
 Construction                     16,090      0.69        19,984       1.55
 Land                             26,644      1.15        19,281       1.50
                              ----------    ------    ----------     ------
   Total real estate loans     2,224,964     95.88     1,211,003      94.15
                              ----------    ------    ----------     ------
Other loans:
 Consumer loans:
   Equity lines of credit         79,193      3.41        66,710       5.19
   Home equity loans              10,525      0.45         4,335       0.34
   Other                           4,110      0.18         2,652       0.20
                              ----------    ------    ----------     ------
    Total consumer loans          93,828      4.04        73,697       5.73
 Commercial business loans         1,821      0.08         1,560       0.12
                              ----------    ------    ----------     ------
   Total other loans              95,649      4.12        75,257       5.85
                              ----------    ------    ----------     ------
   Total loans receivable      2,320,613    100.00%    1,286,260     100.00%
                                            ======                   ======
Less:
  Loans in process                 6,715                   8,728
  Unearned discounts,
   premiums and deferred
   loan fees, net                  3,245                     882
  Allowance for loan
  losses                          17,254                   9,197
                              ----------              ----------
Loans receivable, net         $2,293,399              $1,267,453
                              ==========              ==========
Mortgage-backed securities
 GNMA held to maturity             3,637                     ---
 FHLMC held to maturity          157,468                  31,560
 FHLMC available for sale          8,052                     ---
 FNMA held to maturity            32,044                  16,296
 FNMA available for sale          13,565                     ---
 CMOs held to maturity           100,232                 196,096
 CMOs available for sale         103,104                  63,438
                              ----------              ----------
Total mortgage-backed
 securities                      418,102                 307,390
                              ==========              ==========

  The following table shows the composition of the Bank's fixed- and adjustable-rate loan portfolio as well as the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                             December 31,
                                                 -------------------------------------------------------------------
                                                          1998                   1997                  1996
                                                 ---------------------  ---------------------  ---------------------
                                                   Amount      Percent    Amount      Percent    Amount      Percent
                                                 ----------    -------  ----------    -------  ----------    -------
                                                                    (Dollars in thousands)
Adjustable-rate loans:
 Real estate:
  One-to four-family                             $1,261,915     37.74%  $1,489,757     54.59%  $1,534,435     62.45%
  Multi-family                                       77,270      2.32       75,562      2.77       67,762      2.76
  Commercial                                         19,384       .58       16,128       .60       20,424       .83
  Construction                                       28,121       .84       16,041       .59       15,749       .64
  Land                                               17,319       .52       16,268       .59       16,430       .67
                                                 ----------    ------   ----------    ------   ----------    ------
    Total adjustable-rate real estate loans       1,404,009     42.00    1,613,756     59.14    1,654,800     67.35
 Consumer                                            96,867      2.90       89,992      3.30       88,368      3.60
 Commercial business                                  1,009       .03        2,080       .08        1,257       .05
                                                 ----------    ------   ----------    ------   ----------    ------
    Total adjustable-rate loans receivable        1,501,885     44.93    1,705,828     62.52    1,744,425     71.00
                                                 ----------    ------   ----------    ------   ----------    ------
Fixed-rate loans:
 Real estate:
  One-to four-family                              1,615,567     48.33      918,636     33.67      626,090     25.48
  One-to four-family held for sale                   89,406      2.67        6,537       .24        6,495       .26
  Multi-family                                       59,984      1.79       29,489      1.08       25,206      1.03
  Commercial                                         23,685       .71       19,711       .72       25,889      1.05
  Construction                                          308       .01        1,222       .04        1,514       .06
  Land                                                7,446       .22        8,157       .30        9,255       .38
                                                 ----------    ------   ----------    ------   ----------    ------
    Total fixed-rate real estate loans            1,796,396     53.73      983,752     36.05      694,449     28.26
 Consumer                                            43,461      1.30       38,354      1.40       17,506       .71
 Commercial business                                  1,347       .04          579       .03          614       .03
                                                 ----------    ------   ----------    ------   ----------    ------
    Total fixed-rate loans receivable             1,841,204     55.07    1,022,685     37.48      712,569     29.00
                                                 ----------    ------   ----------    ------   ----------    ------
    Total loans receivable                        3,343,089    100.00%   2,728,513    100.00%   2,456,994    100.00%
                                                               ======                 ======                 ======
Less:
 Loans in process                                    10,698                  6,683                  7,620
 Unearned discounts, premiums and
  deferred loan fees, net                            (3,455)                  (772)                 1,347
 Allowance for loan losses                           16,770                 15,475                 17,914
                                                 ----------             ----------             ----------
    Loans receivable, net                        $3,319,076             $2,707,127             $2,430,113
                                                 ==========             ==========             ==========
Mortgage-backed securities:
 Adjustable-rate                                 $   94,493     51.59%  $  125,195     44.35%  $  149,919     41.80%
 Fixed-rate held by the Bank                         88,686     48.41      126,638     44.86      170,686     47.59
 Fixed-rate held by finance subsidiaries (1)              -         -       30,467     10.79       38,073     10.61
                                                 ----------    ------   ----------    ------   ----------    ------
  Total mortgage-backed securities                  183,179    100.00%     282,300    100.00%     358,678    100.00%
                                                               ======                 ======                 ======
Plus unamortized premiums                               424                    708                    909
                                                 ----------             ----------             ----------
  Mortgage-backed securities, net                $  183,603             $  283,008             $  359,587
                                                 ==========             ==========             ==========
Summary:
 Adjustable rate loans:
  Loans receivable                               $1,501,885     42.59%  $1,705,828     57.24%  $1,744,425     62.80%
  Mortgage-backed securities                         94,493      2.68      125,195      4.20      149,919      5.40
                                                 ----------    ------   ----------    ------   ----------    ------
   Total adjustable-rate loans                    1,596,378     45.27    1,831,023     61.44    1,894,344     68.20
 Fixed-rate loans:
  Loans receivable                                1,841,204     52.21    1,022,685     34.31      712,569     25.65
  Mortgage-backed securities (2)                     88,686      2.52      126,638      4.25      170,686      6.15
                                                 ----------    ------   ----------    ------   ----------    ------
   Total fixed-rate loans                         1,929,890     54.73    1,149,323     38.56      883,255     31.80
                                                 ----------    ------   ----------    ------   ----------    ------
   Total loan portfolio (2)                      $3,526,268    100.00%  $2,980,346    100.00%  $2,777,599    100.00%
                                                 ==========    ======   ==========    ======   ==========    ======

------------------
(1) See "Subsidiary activities - Mid America Finance Corporation and Northwestern Acceptance Corporation."
(2) Excludes the fixed-rate mortgage-backed securities held by MAFC and NWAC, which are duration matched.

Loan Maturity

     The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1998. The table does not include principal repayments. Principal repayments and prepayments on mortgage loans totaled $942.1 million, $706.6 million, $266.0 million and $394.3 million for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, respectively.


                                                                 At December 31, 1998
                                      ---------------------------------------------------------------------------
                                              Real Estate Mortgage Loans                Other loans
                                      ---------------------------------------------  ------------------
                                       One-to                                                   Comm-
                                        Four-    Multi-   Comm-     Con-                        ercial
                                       Family    Family   ercial  struction   Land   Consumer  Business    Total
                                      ---------  -------  ------  ---------  ------  --------  --------  --------
                                                                (In thousands)
Amount due:
 One year or less                  $        272      138      13     18,033   2,750     3,444     224      24,874
                                      ---------  -------  ------    -------   -----   -------   -----  ----------
 After one year
  1 year to 2 years                       8,470    2,762   1,111      4,641   3,940     2,370   1,160      24,454
  2 years to 3 years                      3,864    2,986     204        752  12,943     4,089       -      24,838
  3 years to 5 years                     79,443    5,996   8,951      4,996     664    32,283     227     132,560
  5 years to 10 years                   315,095    9,932   5,089          7     261    85,740     745     416,869
  10 years to 20 years                  442,223   56,044  24,190          -   3,471    11,001       -     536,929
  Over 20 years                       2,028,115   59,396   3,511          -     736     1,401       -   2,093,159
                                      ---------  -------  ------    -------  ------   -------   -----  ----------
   Total after 1 year                 2,877,210  137,116  43,056     10,396  22,015   136,884   2,132   3,228,809
                                      ---------  -------  ------    -------  ------   -------   -----  ----------
   Total amount due                $  2,877,482  137,254  43,069     28,429  24,765   140,328   2,356   3,253,683
                                      =========  =======  ======    =======  ======   =======   =====
Less:
 Loans in process                                                                                          10,698
 Deferred yield adjustments                                                                                (3,455)
 Allowance for loan losses                                                                                 16,770
                                                                                                       ----------
 Total loans receivable                                                                                 3,229,670
Mortgage loans held for sale                                                                               89,406
                                                                                                       ----------
 Total loans, net                                                                                      $3,319,076
                                                                                                       ==========

     The following table sets forth at December 31, 1998 the dollar amount of gross loans receivable held for investment due after December 31, 1999, and whether such loans have fixed or adjustable interest rates.


                                                                                  Due After December 31, 1999
                                                                             ------------------------------------
                                                                                Fixed      Adjustable     Total
                                                                             ----------    ----------   ---------
                                                                                          (In thousands)
Real estate loans:
 One-to four-family                                                         $ 1,612,388    1,264,822    2,877,210
 Multi-family                                                                    59,953       77,163      137,116
 Commercial                                                                      23,657       19,399       43,056
 Construction                                                                         -       10,396       10,396
 Land                                                                             6,730       15,285       22,015
Consumer                                                                         42,326       94,558      136,884
Commercial business                                                               1,175          957        2,132
                                                                              ---------    ---------     --------
 Total loans receivable                                                    $  1,746,229    1,482,580    3,228,809
                                                                              =========    =========    =========

     Retail Residential Mortgage Lending. The Bank focuses its lending efforts primarily on the retail origination of loans secured by first mortgages on owner-occupied, one-to four-family residences. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank's loan officers are compensated primarily through commissions, based on the level of loans originated in accordance with the Bank's lending standards. At December 31, 1998, the Bank's one-to four- family residential mortgage loans totaled $3.0 billion, or 88.7% of the Bank's total loans receivable. The Bank emphasizes the origination of conventional ARM loans and shorter-term to maturity or repricing and jumbo loans for retention in its portfolio and fixed-rate conforming loans for both portfolio purposes as well as for sale in the secondary market. The Bank's retail residential mortgage originations are predominantly in the Bank's market area. During the twelve months ended December 31, 1998, the Bank originated $213.0 million of residential ARM loans, representing 16.3% of the total loans originated by the Bank during that period. During the same period, the Bank originated $1.01 billion of fixed-rate residential mortgage loans, representing 77.5% of the total mortgage loans originated by the Bank during that period.

     The Bank offers a number of ARM loan programs under which the interest rate may be fixed for the initial one-, three-, or five-year period. Most of the Bank's residential ARM loans adjust on an annual basis following the initial one-, three- or five-year fixed-rate period. The Bank also offered, until recently, ARM loans that are fixed for an initial five- or seven-year period that reprice once at the end of the initial period for the remaining 25 or 23 year term based on a spread above the weekly average of U.S. Treasury securities adjusted to a constant maturity of ten years (the "ten year Treasury constant maturity index"). The Bank's ARM loans generally carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discount rate is determined by the Bank in accordance with market and competitive factors. After the initial fixed-rate period, the interest rates on the ARM loans that adjust annually reprice based on a spread above the published weekly average yield on United States Treasury securities, adjusted to a constant maturity of one year (the "one-year Treasury constant maturity index"). Interest rates and origination fees on ARM loans are priced to be competitive in the local market. These loans are subject to limitations on annual interest rate adjustments of 2%, as well as a lifetime interest rate cap adjustment of 6%, and are originated for terms of up to 40 years. At December 31, 1998, the weighted average term to repricing of the Bank's ARM loan portfolio was 2.80 years.

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

     In an effort to streamline refinance activity, the Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during the most recent refinance boom in the current year, by limiting the disruption to its loan operations, as well as reducing the costs associated with refinance activity of existing borrowers.

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

     Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified in accordance with underwriting standards. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. The Bank requires flood insurance on a property located in special flood hazard areas. Borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. The Bank has adopted a policy of limiting the loan-to-value ratio on originated loans and refinanced loans to 97% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, generally be insured by a mortgage insurance company approved by the FNMA in an amount sufficient to reduce the Bank's exposure to no greater than the 75% level. Despite the benefits of ARM loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential risk of default.

     Wholesale Residential Lending. The Bank's wholesale loan origination division that purchases loans from brokers and correspondents for a fee generally ranging from 1.25% to 1.50%. Generally, the Bank offers the same type of loan products, both fixed-rate and adjustable-rate loans, at interest rates similar to those it offers on retail originations. The purchase of these loans does not necessitate the Bank to incur the processing costs associated with its retail originations. The Bank acts as the supplier of funds for the mortgage broker who is responsible for the processing and closing of the loan. The Bank performs its normal underwriting procedures on wholesale-originated loans similar to retail loans, and can refuse to purchase any loan which does not meet its underwriting criteria. Wholesale originations were $346.2 million for the year ended December 31, 1998, compared to $254.2 million for the year ended December 31, 1997.

     Purchased Loans. At December 31, 1998, the Bank had $232.7 million, compared to $437.2 million at December 31, 1997, of purchased residential mortgage loans, nearly all of that were acquired in the acquisition of Northwestern. The vast majority of purchased loans are adjustable-rate loans secured by properties which serve as the primary residence of the borrower, and which are located primarily in metropolitan areas located in 41 states and Puerto Rico. The decrease in the balance is primarily due to prepayments and amortization which have not been replaced with new purchases since the Bank's current policy is to not purchase loans outside of its market area. At December 31, 1998, purchased loans were being serviced by 95 companies, the largest of which serviced $46.3 million, or 19.9% of total purchased loans. The loans in this portfolio were underwritten with substantially the same underwriting standards as for loans originated by the Bank. One variation from these guidelines is that loans exceeding FNMA and FHLMC limits could be purchased up to $400,000 with a loan-to-value-ratio of 80% or less, and up to $300,000 with a loan-to-value ratio of 90% or less with private mortgage insurance. At December 31, 1998, $100.2 million, or 43.1% of the loans in the purchased loan portfolio are in excess of the current FNMA limit of $240,000. In addition to these underwriting guidelines, original executed promissory notes with proper endorsements are in the possession of the Bank.

  Construction and Land Lending. The Bank originates loans to finance the construction of one-to four-family residences, primarily in its market area. At December 31, 1998, the Bank had $28.4 million of loans to finance the construction of one- to four-family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 1998, the Bank's construction and land loans totaled $53.2 million, or 1.6%, of total loans receivable.

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

  Land loans include loans to developers for the development of residential subdivisions in the Bank's market area. At December 31, 1998, the Bank had land loans to developers totaling $12.7 million. At December 31, 1998, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $11.1 million. Loans to developers are generally short-term loans with terms of three to five years. The loan-to-value ratio may not exceed 80% and generally is less than 75%. The majority of such loans are based on the prime rate, or LIBOR. Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

  Land loans are also made to local builders for the purchase of improved lots. At December 31, 1998, the Bank had land loans outstanding to local builders totaling $6.5 million. Such loans are generally for terms of up to three years and are generally granted at rates higher than rates quoted for 30-year fixed-rate residential mortgage loans. The loan-to-value ratio on such loans is limited to 75%. Land loans for the purchase of fully improved lots are also made to individuals. At December 31, 1998, the Bank had land loans to individuals totaling $5.5 million. Such loans are made for up to 15-year terms with adjustable or fixed interest rates which are made at the prevailing rates for one- to four-family residential loans.

  Construction and land development loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending. Construction and land development loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result of the foregoing, construction and land development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The Bank has attempted to address these risks through its underwriting procedures and its limited amount of construction lending on multi-family and commercial real estate properties.

  Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market area. At December 31, 1998, the Bank had multi-family loans of $137.3 million, including a portfolio of purchased participating interests of $2.1 million related to low-income housing. Multi-family loans represent 4.1% of total loans receivable at December 31, 1998. ARM loans represented 56.3% of the multi-family residential loan portfolio at December 31, 1998. Such loans are offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 25 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by properties of five or more units are qualified on the basis of rental income generated by the property.

  Commercial Real Estate Lending. In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At December 31, 1998, the Bank had $43.1 million of commercial real estate loans. The Bank's policy has been to originate additional commercial real estate loans on a limited basis. Commercial real estate loans are generally granted in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

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

  A loan with an outstanding balance of $5.9 million at December 31, 1998 represents the Bank's largest single commercial real estate loan to one borrower. The loan is on a shopping center located in Carol Stream, Illinois and is current as to the payment of principal and interest at December 31, 1998. At December 31, 1998, the Bank's ten largest commercial real estate loans totaled $30.2 million, all of which are current and performing in accordance with their original terms.

  Other Lending. The Bank's other lending activities consist of consumer lending, primarily home equity loans, fixed-rate second mortgage loans, and to a lesser extent, commercial business lending. On December 31, 1998, outstanding balances on home equity lines represented $91.9 million or 2.8% of the Bank's total loan portfolio. Home equity lines of credit are generally extended up to 80% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate minus .25% to plus
 .75%, based on balances drawn. To a lesser extent, the Bank offers home equity lines of credit at greater than 80% to 100% of the appraised value of the property. The interest rate on greater than 80% loan-to-value lines of credit is the designated prime rate plus 3.5%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity loans consist of primarily $42.4 million of fixed-rate, second mortgage loans that generally amortize over a five year period.

  Letters of Credit. At December 31, 1998, the Bank had $15.7 million in standby letters of credit, one of which totals $6.5 million to enhance a developer's industrial revenue bond financing of commercial real estate parcel located in the Bank's market area, and included in foreclosed real estate. See "Asset Quality and Allowance for Loan Losses."

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

  The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $26.6 million, compared to $3.4 million for the year ended December 31, 1997, $8.2 million for the six months ended December 31, 1996, and $41.2 million during the year ended June 30, 1996.

  The Bank has purchased mortgage-backed securities and collateralized mortgage obligations from time to time that coincide with its ongoing asset/liability management objectives. Purchases have been minimal during the last 2 1/2 years due to the Bank's ability to originate and hold mortgage loans for its portfolio.

  All of the mortgage-backed securities and CMOs in the Bank's portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. Coupon rates at December 31, 1998, ranged from 3.84% to 16.25%. At December 31, 1998, mortgage-backed securities, net, totaled $183.6 million, or 4.5% of total assets. At December 31, 1998, the Bank's mortgage-backed securities portfolio had a market value of $182.6 million.

  The following table sets forth the Bank's originations, purchases, sales, swaps and principal repayments of loans receivable and mortgage-backed securities for the periods indicated.

                                                                        Year Ended
                                                                       December 31,       Six Months Ended  Year Ended
                                                                  ----------------------    December 31,      June 30,
                                                                     1998         1997          1996           1996
                                                                  ----------   ---------  ----------------  ----------
                                                                                    (In thousands)
Loans receivable:
 Loans originated:
 Adjustable-rate loans originated:
  One-to four-family                                              $  213,038     277,788       108,468        120,747
  Multi-family                                                        18,557      16,803         1,632         16,061
  Commercial                                                             906         260           300            340
  Construction                                                        31,397      22,739        13,632         20,642
  Land                                                                 8,335       8,156         7,628         19,134
  Commercial business                                                    459         811           898            811
  Consumer                                                            67,041      63,572        35,642         63,795
                                                                  ----------   ---------       -------     ----------
   Total adjustable-rate loans originated                            339,733     390,129       168,200        241,530
 Fixed-rate loans originated:
  One-to four-family                                               1,012,400     396,823       113,770        348,629
  Multi-family                                                        13,087       7,503         1,215         10,847
  Commercial                                                           1,015         133           170          1,052
  Construction                                                             -         890         1,908          6,890
  Land                                                                 7,387       6,738         3,754          7,439
  Consumer                                                            33,672      35,079         8,805         10,301
                                                                  ----------   ---------       -------     ----------
   Total fixed-rate loans originated                               1,067,561     447,166       129,622        385,158
                                                                  ----------   ---------       -------     ----------
   Total loan originated                                           1,407,294     837,295       297,822        626,688
 Loans purchased:
  Fixed-rate one-to four-family real estate                          186,584     120,385        99,438         93,270
  Adjustable-rate one-to four-family real estate                     159,607     133,791        72,109        267,645
  Other                                                                  524         353            83          2,151
                                                                  ----------   ---------       -------     ----------
   Total loans purchased                                             346,715     254,529       171,630        363,066
                                                                  ----------   ---------       -------     ----------
   Total loans originated and purchased                            1,754,009   1,091,824       469,452        989,754
                                                                  ----------   ---------       -------     ----------
 Loans acquired through acquisitions                                 245,245           -             -        749,740
 Loans sold:
  One-to four-family (fixed-rate)                                    410,944     102,459        57,276        267,352
  Consumer loans                                                       1,164       1,354            82          1,805
                                                                  ----------   ---------       -------     ----------
   Total loans sold                                                  412,108     103,813        57,358        269,157
 Mortgage loan swaps                                                  26,605       3,358         8,213         41,195
 Transfer to foreclosed real estate and charge-offs                    3,864       6,526         1,518            880
 Amortization and prepayments                                        942,101     706,608       265,982        393,909
                                                                  ----------   ---------       -------     ----------
   Total loans sold, loan swaps, transfers,
   amortization and prepayments                                    1,384,678     820,305       333,071        705,141
                                                                  ----------   ---------       -------     ----------
 Net increase during period                                       $  614,576     271,519       136,381      1,034,353
                                                                  ==========   =========       =======     ==========
 Mortgage-backed securities:
  Mortgage-backed securities purchased                            $   16,218           -             -              -
  Mortgage-backed securities acquired in merger                            -           -             -        181,144
  Mortgage-backed securities swaps                                    26,605       3,358         8,213         41,195
  Mortgage-backed securities sold                                    (26,605)     (3,358)      (25,172)       (41,195)
  Sale of residual interests in MAFC and NWAC                        (30,160)          -             -              -
  Amortization and prepayments                                       (84,956)    (76,750)      (42,808)       (69,790)
                                                                  ----------   ---------       -------     ----------
 Net increase (decrease) during period                            $  (98,898)    (76,750)      (59,767)       111,354
                                                                  ==========   =========       =======     ==========

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

  Delinquent Loans. At December 31, 1998, 1997, and 1996, delinquencies in the Bank's portfolio were as follows:

                                  61-90 Days                  91 or More Days
                             --------------------          ---------------------
                             Principal                      Principal
                     Number  Balance of  Percent   Number  Balance  of  Percent
                       of    Delinquent     of       of    Delinquent      of
                     Loans     Loans     Total(1)  Loans      Loans     Total(1)
                     ------  ----------  --------  ------  -----------  --------
                                       (Dollars in thousands)
December 31, 1998     41         $4,259      .13%     109      $13,163      .41%
                      ==         ======      ===      ===      =======      ===
December 31, 1997     32         $2,697      .10%      86      $10,134      .37%
                      ==         ======      ===      ===      =======      ===
December 31, 1996     48         $6,834      .28%      76      $ 9,780      .40%
                      ==         ======      ===      ===      =======      ===
-----------------

(1) Percentage represents principal balance of delinquent loans to total loans outstanding.

  Non-Performing Loans. On July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the identification and measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $750,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value.

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

                                                                       December 31,              June 30,
                                                              ---------------------------   ---------------
                                                               1998       1997      1996     1996     1995
                                                              -------   --------   ------   ------   ------
                                                                         (Dollars in thousands)
One-to four-family and multi-family loans:
 Non-accrual loans (1)                                        $10,641      7,039    7,680    5,415   1,972
 Accruing loans 91 or more days overdue                         1,381      2,071      896    1,940     555
                                                              -------     ------   ------   ------   -----
  Total                                                        12,022      9,110    8,576    7,355   2,527
                                                              -------     ------   ------   ------   -----
Commercial real estate, construction and land loans:
 Non-accrual loans (1)                                          1,284      1,240    3,762      433       -
 Accruing loans 91 or more days overdue                             -          -      699      459     100
 Restructured or renegotiated                                       -          -        -    4,299   4,379
                                                              -------     ------   ------   ------   -----
  Total                                                         1,284      1,240    4,461    5,191   4,479
                                                              -------     ------   ------   ------   -----
Other loans:
 Non-accrual loans (1)                                            721        181      353      287     168
 Accruing loans 91 or more days overdue                            22        124       74        -       -
                                                              -------     ------   ------   ------   -----
  Total                                                           743        305      427      287     168
                                                              -------     ------   ------   ------   -----
Total non-performing loans:
 Non-accrual loans (1)                                         12,646      8,460   11,795    6,135   2,140
 Accruing loans 91 or more days overdue                         1,403      2,195    1,669    2,399     655
 Restructured or renegotiated                                       -          -        -    4,299   4,379
                                                              -------     ------   ------   ------   -----
  Total                                                       $14,049     10,655   13,464   12,833   7,174
                                                              =======     ======   ======   ======   =====
Non-accrual loans to total loans                                  .39%       .31%     .48%     .27%    .17%
Accruing loans 91 or more days overdue to total loans             .04        .08      .07      .10     .05
Restructured or renegotiated to total loans                         -          -        -      .19     .35
                                                              -------     ------   ------   ------   -----
  Non-performing loans to total loans                             .43%       .39%     .55%     .56%    .57%
                                                              =======     ======   ======   ======   =====
Foreclosed real estate:
 One-to four-family                                           $ 1,736        489    1,257      888     311
 Commercial real estate                                         6,621          -        -        -      25
                                                              -------     ------   ------   ------   -----
  Total foreclosed real estate, net of related reserves       $ 8,357        489    1,257      888     336
                                                              =======     ======   ======   ======   =====
Total non-performing assets                                   $22,406     11,144   14,721   13,721   7,510
                                                              =======     ======   ======   ======   =====
Total non-performing assets to total assets                       .54%       .32%     .46%     .44%    .42%
                                                              =======     ======   ======   ======   =====
----------------

(1) Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

  For the years ended December 31, 1998, 1997, the six months ended December 31,1996, and the year ended June 30, 1996, the amount of interest income that would have been recorded on non-accrual loans amounted to $421,000, $663,000, $573,000, and $631,000, respectively, if the loans had been current. For the year ended December 31, 1998, interest income on non-accrual loans that was included in net income amounted to $229,000.

  Non-performing loans increased $3.4 million to $14.0 million at December 31, 1998, primarily in one-to-four family residential loans. Non-performing commercial real estate, construction and land loans remained flat at $1.3 million as of December 31, 1998. Asset quality measured by non-performing loans to total loans receivable was excellent at .43% as of December 31, 1998.

  Foreclosed real estate includes $6.5 million related to a previously non-performing $500,000 second mortgage on a commercial real estate loan the Bank took title to in January 1998. In conjunction with the foreclosure, the Bank assumed the first mortgage on this property, a $6.0 million industrial revenue bond. The industrial revenue bond is current as to interest payments as of December 31, 1998, and carries an interest rate of 3.35%. The industrial revenue bond is assumable by any purchaser of the underlying collateral. The Bank has issued a standby letter of credit against the industrial revenue bond. The property is currently being marketed for sale by a commercial real estate broker.

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

  When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such an amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's Principal Supervisory Agent of the OTS, who can order the establishment of additional general or specific loss allowances.

  In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 1998, all of the Bank's non-performing loans were classified as substandard, while at December 31, 1996, the Bank had classified $1.5 million of a $2.9 million commercial real estate loan as "loss" and allocated $1.5 million of its allowance for loan losses to a specific allowance against the loan.

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

                                                  Year Ended           Six
                                                 December 31,      Months Ended    Year Ended
                                             ------------------    December 31,      June 30,
                                               1998       1997         1996           1996
                                             --------    ------    ------------    ----------
                                                          (Dollars in thousands)
Balance at beginning of period               $ 15,475    17,914          17,254         9,197
Charge-offs:
  One- to four-family                            (290)     (637)            (49)         (376)
  Commercial                                      (25)   (2,994)            --            --
  Consumer                                        (87)      (81)            (17)          --
                                             --------    ------    ------------    ----------
                                                 (402)   (3,712)            (66)         (376)
                                             --------    ------    ------------    ----------
Recoveries:
  One- to four-family                               1       106              25           --
  Commercial                                      --          5             --             10
  Consumer                                         50        12               1             1
                                             --------    ------    ------------    ----------
                                                   51       123              26            11
                                             --------    ------    ------------    ----------
Net charge-offs                                  (351)   (3,589)            (40)         (365)
Provision for loan losses                         800     1,150             700           700
Balance related to acquisition                    846       --              --          7,722
                                             --------    ------    ------------    ----------
Balance at end of period                     $ 16,770    15,475          17,914        17,254
                                             ========    ======    ============    ==========
Ratio of net charge-offs to
 average loans outstanding                        .01%      .14             --            .03
Ratio of allowance for loan losses
 to total loans receivable                        .52       .57             .73           .75
Ratio of allowance for loan losses
 to total non-performing loans                 119.37    145.24          133.05        134.45
Ratio of allowance for loan losses
 to total non-performing assets                 74.85    138.86          121.69        125.75
                                             ========    ======    ============    ==========

     At December 31, 1998, the Bank maintained no specific reserves on its loan portfolio, and is unaware of any specifically identifiable charge-offs in its loan portfolio. The following table sets forth the Company's allocation of the allowance for loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category: it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.

                                                              Year ended December 31,
                                            --------------------------------------------------------------
                                                       1998                               1997
                                            ---------------------------         --------------------------
                                                          Loan category                      Loan category
                                                            as a % of                           as a % of
                                            Allowance      Total Loans          Allowance      Total Loans
                                            ---------     ------------          ---------    -------------
                                                               (Dollars in thousands)
One- to four-family residential             $   8,302            88.74%         $   8,733            88.51%
Multi-family                                    1,025             4.11                784             3.85
Commercial real estate                          2,354             1.29              1,972             1.31
Construction                                      256             0.85                171             0.63
Land                                              296             0.74                294             0.90
Consumer                                          854             4.27                774             4.80
Unallocated portion                             3,683               NA              2,747               NA
                                            ---------     ------------          ---------    -------------
  Total                                     $  16,770           100.00%         $  15,475           100.00%
                                            =========     ============          =========    =============

  At December 31, 1998, the Bank's loan portfolio consists of 88.7% of one-to four-family real estate loans, with an additional 4.0% being equity lines of credit or home equity loans on one-to four-family real estate. Based on the Bank's historical high asset quality, low charge-off experience and concentration on one-to four-family lending in its market area, management considers the risk of loss due to these loans as minimal. The remaining 7.3% of the Bank's portfolio, or $241.9 million, consists of multi-family mortgage, commercial real estate, construction, land, and other loans. These loans generally tend to exhibit greater risk of loss than do one-to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties. Management has addressed these risks through its underwriting standards.

  With respect to multi-family loans, the Bank has traditionally limited its lending to small apartment buildings, which management believes have lower risk than larger properties. At December 31, 1998, in the Bank's $137.3 million multi-family portfolio, only six loans are on properties greater than 36 units and the average multi-family loan size is $270,000. In addition, almost all of the Bank's construction and land loans are on one- to four- family residential property. All of the Bank's multi-family, construction and land loans are secured by properties located in the Chicago metropolitan area.

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



                                                                                At December 31, 1998
                             -----------------------------------------------------------------------------------------------------
                                            One Year                              1 to                                  5 to
                                             or Less                             5 Years                              10 Years
                                      -------------------                  -------------------                    ----------------
                                                 Weighted                             Weighted                            Weighted
                                       Carrying   Average                   Carrying   Average                  Carrying   Average
                                        Value      Yield                     Value      Yield                    Value      Yield
                                      --------  ---------                  --------  ---------                 --------  --------
                                                                          (Dollars in thousands)
U.S. Government and agency
  securities:
  Held to maturity                    $      -      -  %                  $      -        -  %                $  9,980      7.29%
  Available for sale                    43,175     5.61                     28,781       5.79                   29,895      6.24
Marketable equity securities (1)
  Common stock                               -         -                         -        -                          -         -
  Preferred stock                            -         -                         -        -                          -         -
Other investment securities:
  Held to maturity                           -         -                         -        -                      1,126     12.00
 Available for sale                          -         -                     5,009       5.64                   32,073      6.22
                                       -------     ------                  -------      -----                  -------    ------
       Total                          $ 43,175     5.61%                  $ 33,790       5.77%                $ 73,074      6.46%
                                       =======     ====                    =======       ====                  =======      ====

xXXXX

                                                                                At December 31, 1998
                             -------------------------------------------------------------------------------------------------------
                                                 More than
                                                 10 Years                        Total Investment Securities
                                       ----------------------------    ---------------------------------------------------------
                                                           Weighted      Average                                         Weighted
                                       Carrying             Average       Life          Carrying             Market       Average
                                         Value               Yield       in Years        Value                Value        Yield
                                       --------           ---------      --------      ---------           --------     ---------
                                                                               (Dollars in thousands)
U.S. Government and agency
  securities:
  Held to maturity                    $     -                   - %          5.38         $  9,980          $ 11,233         7.29%
  Available for sale                   17,410                 6.14           5.89          119,261           119,261         5.90
Marketable equity securities (1)
  Common stock                          9,227                 2.17              -            9,227             9,227         2.17
  Preferred stock                       5,815                 5.71              -            5,815             5,815         5.17
Other investment securities:
  Held to maturity                          1                 5.00           6.01            1,127             1,127        11.99
  Available for sale                   25,575                 6.23          11.66           64,657            64,657         6.18
                                     --------             --------        -------          -------          --------     --------
       Total                         $ 60,028                 5.53%          7.82         $210,067          $211,320         5.92%
                                      ======              ========        =======          =======           =======      =======

(1) Marketable equity securities with no stated maturity are included in the "More than 10 Years" category.

  The following table sets forth certain information regarding the book value of the Company's and the Bank's liquidity and investment securities portfolio at the dates indicated. At December 31, 1998 and December 31, 1997, the fair value of the investment securities portfolio was $211.3 million and $145.7 million, respectively.

                                                   December 31,
                                           -------------------------------
                                               1998        1997      1996
                                           ----------    -------   -------
                                                     (In thousands)
Interest-bearing deposits                  $   24,564     57,197    55,285
                                              =======    =======   =======
Federal funds sold                         $   79,140     50,000    24,700
                                              =======    =======   =======
Investment securities:
  Available for sale:
    U.S. Government and agency securities  $  119,261     60,933    35,813
    Marketable equity securities               15,042     14,023    13,904
    Other investment securities                64,657     44,554    19,332
                                              -------    -------   -------
      Total investments available for sale    198,960    119,510    69,049
                                              -------    -------   -------
  Held to maturity:
    U.S. Government and agency securities       9,980     24,844    71,438
    Other investment securities                 1,127        424       602
                                              -------    -------   -------
      Total investments held to maturity       11,107     25,268    72,040
                                              -------    -------   -------
      Total investment securities          $  210,067    144,778   141,089
                                              =======    =======   =======

  The classification of investments as available for investment, available for sale, or for trading purposes is made at the time of purchase based upon management's intent at that time. At December 31, 1998, $199.0 million of investment securities were classified as available for sale and recorded at fair value (cost basis of $198.0 million). At December 31, 1997, $119.5 million were classified as available for sale (cost basis of $117.0 million), while at December 31, 1996, $69.0 million were classified as available for sale (cost basis of $68.5 million). All balances exclude the Bank's required investment of stock in the Federal Home Loan Bank of Chicago, which was $50.9 million, $33.0 million, $30.7 million, and $30.7 million at December 31, 1998, 1997, 1996 and June 30, 1996, respectively.

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

  The net increase in deposits during the year ended December 31, 1998 is primarily due $259.5 million acquired from Westco, interest credited to deposits, offset by outflows during the period. The large increase in deposits during the year ended June 30, 1996 was primarily due to the acquisition of Northwestern, as well as the Bank generating net deposit inflows of $6.3 million.

Deposit Portfolio. The following table sets forth the distribution and the weighted average nominal interest rates of the Bank's average deposit accounts at the dates indicated.

                                       Year Ended                           Year Ended                      Six Months Ended
                                   December 31, 1998                     December 31, 1997                  December 31, 1996
                          -----------------------------------     --------------------------------   ------------------------------
                                        Percent      Weighted                  Percent    Weighted               Percent   Weighted
                                           of        Average                       of      Average                  of      Average
                           Average       Total       Nominal       Average       Total     Nominal    Average     Total     Nominal
                           Balance      Deposits       Rate        Balance     Deposits     Rate      Balance    Deposits     Rate
                          ----------   ---------     --------     ---------    --------   --------   ---------   --------  --------
                                                                   (Dollars in thousands)
Passbook accounts        $   647,515      27.68%       2.65%    $   659,391      28.79%     2.85%  $   671,766     29.99%    2.86%
Interest bearing NOW
 accounts                    174,003       7.44        1.34         153,842       6.71      1.56       136,748      6.10     1.66
Non-interest bearing
 checking                     50,662       2.16           -          39,280       1.71         -        40,844      1.82        -
Commercial checking
 accounts                     39,118       1.67           -          31,075       1.36         -        26,304      1.17        -
                          ----------     ------                   ---------     ------               ---------    ------
   Total passbook, NOW
    and checking accounts    911,298      38.95        2.13         883,588      38.57      2.40       875,662     39.08     2.46
                          ----------     ------                   ---------     ------               ---------    ------
Money market accounts        137,217       5.86        3.89         132,875       5.80      3.65       128,343      5.73     3.63
Jumbo deposits                17,713       0.76        5.47          22,035        .96      5.47        25,018      1.12     5.37
Certificate accounts
 with original
 maturities of:
  91 days or less             33,849       1.45        4.61          23,660       1.03      4.81        15,386       .69     4.78
  6 months                   254,200      10.86        5.10         292,638      12.77      5.21       297,089     13.26     5.01
  8 months                    26,303       1.12        5.00               -          -         -         1,868       .08     5.25
  9 months                         -          -           -           1,558        .07      5.19        29,464      1.32     5.18
  10 months                  100,888       4.31        5.44           5,964        .26      5.64             -         -        -
                          ----------     ------                   ---------     ------               ---------    ------
   Total jumbo
    certificates of
    deposits and 7-day
    to 10 month
    certificate
    accounts                 432,953      18.50        5.15         345,855      15.09      5.21       368,825     16.47     4.68
                          ----------     ------                   ---------     ------               ---------    ------
Certificate accounts
 with original
 maturities of:
  12 months                  170,430       7.28        5.33         211,686       9.24      5.39       234,587     10.46     5.24
  13 months                        -          -           -           8,914        .39      5.83         5,648       .25     5.81
  15 months                    5,639        .24        5.20               -          -         -             -         -        -
  18 months                  296,749      12.68        5.66         128,695       5.62      5.77        91,625      4.09     5.77
  19 months                   82,306       3.52        5.93         176,418       7.70      5.91        86,881      3.88     5.89
  24 months                   15,542       0.66        5.61          42,685       1.86      5.64        75,355      3.36     5.82
  30 months                   78,080       3.34        5.83         103,031       4.50      6.15       107,661      4.81     6.09
  36 months                    7,191       0.31        5.46          16,355        .71      5.56        23,280      1.04     5.17
  42 months                   26,560       1.13        6.13          30,445       1.33      6.15        29,198      1.30     5.94
  60 months                  130,123       5.56        6.04         143,108       6.25      6.01       141,163      6.30     5.97
  61 months to 120
   months                     46,008       1.97        6.89          67,362       2.94      7.52        72,468      3.23     7.60
                          ----------     ------                   ---------     ------               ---------    ------
   Total 12-month to
    120-month
    certificate
    accounts and other
    certificate
    accounts                 858,628      36.69        5.73         928,699      40.54      5.92       867,866     38.72     5.86
                          ----------     ------                   ---------     ------               ---------    ------
   Total deposits        $ 2,340,096     100.00%       4.13%    $ 2,291,017     100.00%     4.32%  $ 2,240,696    100.00%    4.27%
                          ==========     ======        ====       =========     ======      ====     =========    ======     ====

     The following table presents the deposit activity of the Bank for the periods indicated:


                                                                     Six Months
                                       Year Ended December 31,         Ended        Year Ended
                                      -------------------------     December 31,     June 30,
                                          1998          1997           1996            1996
                                      -----------    ----------    -------------    ----------
                                                           (In thousands)
Deposits                              $ 7,603,609     6,274,978      4,557,273       4,458,404
Withdrawals                            (7,636,545)   (6,294,936)    (4,593,918)     (4,452,055)
                                      -----------    ----------     ----------      ----------
Deposits greater (less)
 than withdrawals                         (32,936)      (19,958)       (36,645)          6,349
Interest credited on
 deposits                                  90,651        94,873         45,028          62,026
                                      -----------    ----------     ----------      ----------
 Net transaction activity                  57,715        74,915          8,383          68,375
Deposits acquired, net                    262,144            --             --         872,462
Amortization of premiums                       --          (128)          (257)            (43)
                                      -----------    ----------     ----------      ----------
  Net increase in deposits            $   319,859        74,787          8,126         940,794
                                      ===========    ==========     ==========      ==========

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1998, 1997, and 1996, and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                                                       Period to Maturity December 31, 1998
                                         December 31,               ------------------------------------------
                            -------------------------------------     Within    1 to 3      Over
                               1998          1997         1996       One Year    Years    3 Years      Total
                            ----------   ------------   ---------   ---------   -------   --------   ---------
                                                         (In thousands)
Certificate accounts:
  3.99% or less             $      369          774        2,968          367          2        --          369
  4.00% to 4.99%               424,873       30,512       47,897      363,730     54,932     6,211      424,873
  5.00% to 5.99%               823,619      939,265      886,984      678,357    118,356    26,906      823,619
  6.00% to 6.99%               167,371      286,476      244,510       90,131     54,231    23,009      167,371
  7.00% to 7.99%                24,391       12,048       25,918        3,542     20,665       184       24,391
  8.00% to 8.99%                12,766       26,834       39,072        2,269     10,497        --       12,766
  9.00% to 9.99%                 1,314        1,302        1,258        1,314         --        --        1,314
                            ----------    ---------    ---------    ---------    -------    ------    ---------
   Total                    $1,454,703    1,297,211    1,248,607    1,139,710    258,683    56,310    1,454,703
                            ==========    =========    =========    =========    =======    ======    =========

  At December 31, 1998, the Bank had outstanding $195.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:


        Period to Maturity                                   Amount
        ------------------                               --------------
                                                         (In thousands)
       Three months or less                                $   44,222
       Over three through six months                           42,930
       Over six through 12 months                              58,473
       Over 12 months                                          49,949
                                                           ----------
          Total                                            $  195,574
                                                           ==========

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from FHLB of Chicago, and reverse repurchase agreements, when they are a less costly source of funds or can be invested at a positive rate of return.

     A summary of the Company's borrowed funds at December 31, 1998, 1997 and 1996 is as follows:



                                                         Weighted Average
                                                          Interest Rate                   Amount
                                                      ----------------------  ------------------------------
                                                           December 31,                December 31,
                                                      ----------------------  ------------------------------
                                                       1998    1997    1996      1998       1997      1996
                                                      -----   -----   ------  ----------   -------   -------
                                                                       (Dollars in thousands)
Fixed rate advances from FHLB of Chicago due:
  Within 1 year                                        6.31%   6.72    6.28   $  190,000    95,000    55,000
  1 to 2 years                                         6.63    6.31    6.77      105,000   190,000    70,000
  2 to 3 years                                         6.41    6.63    6.30      165,000   105,000   115,000
  3 to 4 years                                         5.97    6.41    6.63       55,000   165,000   105,000
  4 to 6 years                                         6.39    5.97    6.50          500    55,000    90,000
  6 to 7 years                                            -    6.39    6.10            -       500     5,000
  7 to 8 years                                         5.10       -       -       75,000         -         -
  Greater than 8 years                                 5.26       -    6.39      285,000         -       500
                                                                              ----------   -------   -------
    Total fixed rate advances                          5.90    6.43    6.49      875,500   610,500   440,500
Adjustable rate advances from FHLB of Chicago due:
  Within 1 year                                        5.24       -    5.86       50,000         -    40,000
  1 to 2 years                                            -    5.79       -            -    25,000         -
  2 to 3 years                                         5.37       -       -       25,000         -         -
  Greater than 3 years                                 5.06    5.69       -       25,000    25,000         -
                                                                              ----------   -------   -------
    Total adjustable rate advances                     5.23    5.74    5.86      100,000    50,000    40,000
                                                                              ----------   -------   -------
    Total advances from FHLB of Chicago                5.83    6.37    6.44      975,500   660,500   480,500
                                                                              ----------   -------   -------
Collateralized mortgage obligations:
  Issued by MAFC due 2018 (1)                                                          -    11,204    14,087
  Unamortized discount                                                                 -      (654)   (1,021)
                                                                              ----------   -------   -------
                                                          -    12.08   10.90           -    10,550    13,066
  Issued by NWAC due 2018 (2)                                                          -    19,480    24,304
  Unamortized premium                                                                  -       179       223
                                                                              ----------   -------   -------
                                                          -     8.05    8.30            -    19,659    24,527
                                                                              ----------   -------   -------
    Total collateralized mortgage obligations, net                                     -    30,209    37,593
                                                                              ----------   -------   -------
Fixed-rate reverse repurchase agreements               6.35    6.31    6.55       20,000    44,804    79,804
Unsecured term bank loan                               6.28    6.72    6.63       33,000    34,500    35,000
Other borrowing                                        3.35    6.72    6.63        6,000         -         -
                                                                              ----------   -------   -------
                                                       5.84%   6.51    6.63   $1,034,500   770,013   632,897
                                                       ====   =====   =====   ==========   =======   =======
----------------

(1)  See "Subsidiary Activities - Mid America Finance Corporation."
(2)  See "Subsidiary Activities - Northwestern Acceptance Corporation."

     Federal Home Loan Bank of Chicago Advances

     The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1998, the Bank's FHLB of Chicago advances totaled $975.5 million, representing 23.7% of total assets.

  Unsecured Term Bank Loan

  The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of Northwestern. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. The loan requires increasing annual principal payments starting in December 1997 with $9.2 million due at the final maturity of the loan on December 31, 2003. The Company made its scheduled principal payment on the loan on December 31, 1998 in the amount of $1.5 million. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which matures on April 30, 1999, and is generally renewable annually thereafter. The interest rate on the line of credit is currently the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. At December 31, 1998, no balance is outstanding on the line of credit. The financing agreements contain covenants that, among other things, requires the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1998, the Company was in compliance with these covenants.

  Subordinated Capital Notes. In November, 1995, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. Costs incurred in the refinance transaction amounted to $1.0 million, and were being accreted over the life of the notes yielding an effective cost of 8.85%. The capital notes were callable at the discretion of the Company at any time after September 30, 1998, at par plus any accrued interest.

  In November 1998, the Company called the entire balance of its Subordinated Capital Notes. Under the terms of the bond indenture, the call was made at par plus accrued interest, and resulted in an extraordinary charge to income of $456,000, or $.02 per diluted share, representing the after-tax impact of the remaining $750,000 of unamortized transaction costs, net of income tax benefits of $294,000.

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

  The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the last eighteen months, the Bank has been retaining the majority of the non-conforming, fixed-rate originations and all of the prepayment protected fixed-rate loan originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with Northwestern. These fixed rate loans have been funded with intermediate to longer-term fixed rate FHLB advances.

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

  The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at December 31, 1998, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals as well as loan and mortgage-backed securities prepayment percentages. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are shown in the category relating to their respective final maturities at December 31, 1998.

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

                                                                                December 31, 1998
                                                    -------------------------------------------------------------------------
                                                     less-than
                                                      1/2 Yr.     1/2 - 1 Yr.   1 - 3 Yrs.  3 - 5 Yrs.   5+ Yrs.     Total
                                                    ----------    -----------   ----------  ----------  --------    ---------
                                                                               (Dollars in thousands)
Interest-earning assets:
 Loans receivable                                  $   697,349       449,921    1,001,696     297,704    889,176    3,335,846
 Mortgage-backed securities                             87,906        26,591       27,561      19,260     22,285      183,603
 Investment securities (1)                             140,876        38,912       43,273       9,388     28,496      260,945
 Interest-bearing deposits                              24,564             -            -           -          -       24,564
 Federal funds sold                                     79,140             -            -           -          -       79,140
                                                    ----------      --------    ---------     -------    -------    ---------
   Total interest-earning assets                     1,029,835       515,424    1,072,530     326,352    939,957    3,884,098
 Impact of hedging activities (2)                       89,406             -            -           -    (89,406)           -
                                                    ----------      --------    ---------     -------    -------    ---------
   Total net interest-earning assets,
    adjusted for impact of hedging activities        1,119,241       515,424    1,072,530     326,352    850,551    3,884,098
Interest-bearing liabilities:
 NOW and checking accounts                              15,472        16,555       60,590      37,637     83,061      213,315
 Money market accounts                                 155,500             -            -           -          -      155,500
 Passbook accounts                                      61,573        56,340      206,206     128,090    272,192      724,401
 Certificate accounts                                  748,554       394,780      257,688      43,964     12,337    1,457,323
 FHLB advances                                         175,000       115,000      270,000      55,500    360,000      975,500
 Other borrowings and subordinated debt                 39,000        20,000            -           -          -       59,000
                                                    ----------      --------    ---------     -------    -------    ---------
   Total interest-bearing liabilities                1,195,099       602,675      794,484     265,191    727,590    3,585,039
                                                    ----------      --------    ---------     -------    -------    ---------
Interest sensitivity gap                          $    (75,858)      (87,251)     278,046      61,161    122,961      299,059
                                                    ==========      ========    =========     =======    =======    =========
Cumulative gap                                    $    (75,858)     (163,109)     114,937     176,098    299,059
                                                    ==========      ========    =========     =======    =======
Cumulative gap as a percentage
 of total assets                                         (1.97)%       (4.23)        2.98        4.57       7.76
Cumulative net interest-earning assets as
 a percentage of interest-bearing liabilities            93.65%        90.93       104.43      106.16     108.34

----------------------------------

(1)  Includes $50.9 million of stock in FHLB of Chicago in 6 months or less.
(2)  Represents forward commitments to sell long-term fixed-rate mortgage loans.

Liquidity and Capital Resources

  The Company's principal assets are its investment in the Bank and in MAF Developments. To the extent that it does not generate significant earnings outside of these two subsidiaries, the Company's liquidity position is primarily dependent on dividends from the Bank. To date, excess cash flow at MAF Developments has been used to fund new real estate projects.

  The Bank's ability to pay dividends to the Company is dependent on its ability to generate earnings, and to meet regulatory restrictions. See "Regulation and Supervision - Limitation on Capital Distributions" for a detail of these restrictions. The Bank has not been restricted by these limitations to fund the necessary amounts needed by the Company for its operations. The Company received $50.0 million in dividends from the Bank during the year ended December 31, 1998, compared to $34.5 million for the year ended December 31, 1997, $-0-for the six months ended December 31, 1996 and $69.0 million during the year ended June 30, 1996. The large dividend for the six months ended June 30, 1996 was primarily related to the Northwestern acquisition, in which the purchase price was made up of 49% cash.

  The primary uses for funds at the Company consist of principal and interest payments on borrowed funds, cash dividends, loans to and investments in MAF Developments, and stock repurchases. To the extent the Company has excess cash at any time, it will invest funds in investment securities, marketable equity securities or other interest-earning assets. During the year ended December 31, 1998, the Company made total interest payments of $4.4 million on its $27.6 million, 8.32% subordinated capital notes, and $33.0 million unsecured term bank loan (borrowed in conjunction with the acquisition of Northwestern). In addition, it made its scheduled payment on the unsecured term bank loan of $1.5 million, as well as called its $27.6 million of subordinated capital notes, at par plus accrued interest. The Company did not need to make any additional investments in MAF Developments during the current year.

  The Company has used stock repurchase programs during the past few years as a means of providing for future acquisition activity, stock option exercises, and other general corporate purposes. During the year ended December 31, 1998, the Company repurchased 973,938 shares for a total of $22.9 million (average price of $23.32 per share). This total includes 66,460 shares purchased on October 23, 1998 from Allen Koranda, Chief Executive Officer of the Company, for approximately $1.5 million in a private transaction on terms approved by the disinterested members of the Board. The sale of shares was related to Mr. Koranda's marital dissolution agreement. For the year ended December 31, 1997, 1,179,617 shares were repurchased for a total of $22.7 million (average price of $19.12 per share). Subsequent to December 31, 1998, the Company announced it had purchased an additional 276,062 shares, completing its last announced buyback program, and announced a new 750,000 share stock buyback plan.

  Cash dividends paid to common shareholders totaled $5.3 million ($.257 per share) for the year ended December 31, 1998, compared to $4.0 million ($.18 per share) for the year ended December 31, 1997. The increase is primarily due to a 50% increase in the cash dividend paid in July, 1998. The current dividend rate is $.07 per share. The payment of cash dividends is subject to the discretion of the Board of Directors and depends on a variety of factors, including operating results, financial position, and the ability for the Bank to pay dividends.

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

  Cash flows from operating activities primarily includes net income for the year, adjusted for items in net income that did not impact cash, as well as cash flow activity from mortgage banking activity. During the current year, the net use of funds from operating activities is due to the high level of loans held for sale at the end of the period. The Bank originated and purchased $495.0 million of loans for sale, and received $438.5 million in proceeds from sales during the current year. The Bank had $89.4 million of loans held for sale at December 31, 1998, of which $89.2 million were sold under firm commitments. Cash flows from mortgage loan swap transactions are also accounted for as cash from operating activities.

  Cash used in investing activities reflects the impact of loans and investments acquired for the Bank's interest-earning asset portfolios, as well as cash flows from asset sales, real estate held for development activity and the impact of business acquisitions. Cash used in investing activities totaled $350.6 million for the current year. During the current year, the Bank originated and purchased $1.26 billion of loans for investment, but experienced $942.1 million of loan amortization and prepayments, primarily due to declining long-term interest rates. Additionally, the Bank collected $85.0 million in amortization and prepayments from mortgage-backed securities, which were primarily reinvested into loans held for investment purposes. The use of investment securities increased in 1998 due to the high level of prepayments in loans receivable. Investments purchased by the Company totaled $208.2 million, financed in part by maturities and sales of investments of $176.4 million, and loan prepayments. The Bank also purchased an additional $16.3 million of stock in the FHLB of Chicago due to growth in its borrowings from the FHLB of Chicago. Cash flow from the Company's land development operations was a net positive cash flow, as sales of property of $32.1 million was offset by costs of land acquisition and development of $13.9 million.

  Cash provided from financing activities for Bank operations are primarily in the form of savings deposits, FHLB of Chicago advances and to a lesser extent, reverse repurchase agreements. Cash provided from financing activities totaled $368.3 million for the year ended December 31, 1998. During the current year, as a means to fund loan originations held for investment, the Company borrowed a total of $420.0 million of FHLB of Chicago advances, which were offset by $105.0 million of maturities. Net deposits increased $57.7 million, including the impact of interest credited. Interest credited is charged to cash from operating activities, but because it is not paid out, is reflected as a cash flow from financing. In the acquisition of Westco, the Company issued 3,305,129 shares of its common stock at a recorded value of $72.7 million. Offsetting these cash inflows was cash used to purchase treasury stock of $22.9 million. Additionally, the Company paid $.257 per share in common stock dividends, totaling $5.3 million. Due to improved capital levels at the Bank, and the decrease in overall interest rates, the Company was able to call its $27.6 million, 8.32% subordinated capital notes with a final maturity of September 2005 as of October 1, 1998. The debt was not replaced with a new borrowing at the Company.

  At December 31, 1998, the Company believes it has sufficient cash to fund its outstanding commitments, or will be able to obtain the necessary funds from outside sources to meet its cash needs.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the year ended December 31, 1998, the Bank's average liquidity ratio was 10.6%. At December 31, 1998, total liquidity was $276.1 million, or 11.3%, which was $178.0 million in excess of the 4.0% regulatory requirement. This excess liquidity has provided the Bank with the flexibility needed to maintain its short-term gap ratios within strategic limits, as well as most recently, to fund the increased loan volume.

Impact of Inflation and Changing Prices

  The consolidated financial statements and related consolidated information are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Subsidiary Activities

  Mid America Developments, NW Financial and MAF Developments. The Company engages in the business of purchasing unimproved land for development into residential subdivisions of single family lots through three wholly-owned subsidiaries. MAF Developments is a wholly-owned subsidiary of the Company, while Mid America Developments and NW Financial are wholly-owned subsidiaries of the Bank. The subsidiaries have been engaged in this activity since 1974, and since that time have developed and sold over 4,900 lots in 24 different subdivisions primarily in the western suburbs of Chicago. These subsidiaries acts as sole principal or as a joint venture partner in their developments. The subsidiaries historically have provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project, generally 50%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions.

  In the acquisition of Northwestern, the Bank acquired NW Financial, which is active in the development of unimproved land for development into residential subdivisions, as well as the construction of single-family homesites on the improved lots. NW Financial currently has two projects whereby it and a developer share in the profits of the projects on a 50/50 basis. NW Financial also provides the funds, via loans, to the projects. The projects are located in the north and northwest suburbs of Chicago.

  OTS regulations imposed restrictions on the Bank's participation in real estate development activities. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements." In response to the restrictions imposed by the OTS, Mid America Developments did not initiate any new projects. In 1993, the Company formed a wholly-owned subsidiary, MAF Developments, to continue its land development activities. As a subsidiary of the Company, the activities of MAF Developments are not restricted by OTS regulations as they are for the Bank. The Bank also plans to limit the activity of NW Financial to the completion of its existing projects. As of December 31, 1998, Mid America Developments completed its remaining land development projects.

  The following is a summary as of December 31, 1998, of the residential real estate projects NW Financial and MAF Developments currently has an interest in:


                             Date    Number of    Number    Available For
                             Land      Lots      Sold but    Development   Total  Investment
 Description of Project    Acquired    Sold     Not Closed     or Sale     Lots   Balance
-------------------------  --------  ---------  ----------  -------------  -----  ----------
                                                   (Dollars in thousands)
NW Financial:
 Woodbridge                    2/90    531            -           -          531     $ 2,436
 531 single-family homes
 48-acre commercial parcel

 Reigate Woods                10/93     64            5          16           85       3,419
 85 single-family homes

MAF Developments:
 Tallgrass of Naperville 11/96-1/98     20          161         745          926      17,817
 926 residential lots

 Creekside of Remington         N/A     53            -         117          170       1,456
 170 residential lots

 Harmony Grove                11/94    379            -           7          386           6
                                                                                     -------
 386 residential lots
                                                                                     $25,134
                                                                                     =======

  The following table is a summary of the Bank's investment in and advances to Mid America Developments and NW Financial at the dates indicated:

                                             December 31,
                                    ----------------------------
                                    1998        1997        1996
                                    -------    ------      ------
                                           (In thousands)
Common stock                        $ 2,486     1,657       1,657
Retained earnings                     8,179    12,285      10,642
Intercompany advances                 1,853     1,409       7,885
                                    -------    ------      ------
                                    $12,518    15,351      20,184
                                    =======    ======      ======

  During the years ended December 31, 1998, 1997, and six months ended December 31, 1996, Mid America Developments and NW Financial paid aggregate dividends of $5.5 million, $1.2 million, and $3.0 million, respectively, to the Bank. The remaining investment at December 31, 1998 is a deduction for the Bank in computing its regulatory capital requirements.

  The following is a description of the projects currently under development:

  Tallgrass of Naperville

  MAF Developments, Inc., with a venture partner who shares in 40% of the profits, has invested in 473 acres in three separate parcels from 1996 to 1998 for the development of 926 residential lots in Naperville, Illinois. As of December 31, 1998, the Company's investment was $17.8 million.

  Creekside of Remington

  MAF Developments, Inc. entered into a joint venture agreement to develop 170 lots in Bolingbrook, Illinois. The joint venture partner contributed the land while MAF Developments contributes development costs. Each joint venture partner receives 50% of the profit of the project. Development commenced in late fiscal 1994 in the first unit that consists of 91 lots. Due to the slow absorption in this development, the Company has not begun development of the next phase of the project. At December 31, 1998, the Company's investment in Creekside of Remington was $1.5 million. The Company is currently in negotiations to attempt to sell the remaining lots in bulk.


  Harmony Grove

  MAF Developments, Inc. entered into a joint venture to develop 386 lots in Naperville, Illinois by purchasing, from its venture partner, 160 acres of land, which included a 5-acre commercial parcel. The joint venture partner shares in 50% of the profits. The Company's investment at December 31, 1998 was reduced to $6,000, as the project is nearly complete. Final sales are expected to close in 1999.

  Reigate Woods

  Reigate Woods consists of approximately 106 acres of land in Green Oaks, Illinois. The subdivision was developed into 85 lots for single-family home construction in conjunction with a developer, who shares in 50% of the profits of the project. The project is funded solely by funds from NW Financial. The Company's investment at December 31, 1998 was $3.4 million.

  Woodbridge

  Woodbridge consists of 341 acres of land in Elgin, Illinois. The project is being developed with a developer who shares in 50% of the project's profits. The project includes 232 acres for the construction of 531 single-family homes, which is complete, and 48 acres of commercially-zoned property. At December 31, 1998, the Company has an investment of $2.4 million, all related to the commercial property.

  The following projects were completed during the year ended December 31, 1998:

  Ashbury

  The Ashbury subdivision is located in Naperville, Illinois, and consisted of 1,115 lots. A venture partner participates in 50% of the profits on 482 of the total lots under a joint venture agreement. As of December 31, 1998, all residential lots are sold. A remaining 2.3-acre commercial parcel was sold in 1998.

  Woods of Rivermist

  Mid America Developments was a participant in a joint venture for this 31-lot development in Naperville, Illinois. Mid America Developments received 50% of the profits from the development. The remaining two lots were sold during 1998.

  Clow Creek Farm

  MAF Developments, Inc. purchased a 103-acre parcel of land in 1993 for the development of 260 lots in Naperville, Illinois, adjacent to the Ashbury subdivision. The last six lots in this subdivision were sold in 1998.

  Fields of Ambria

  Fields of Ambria consists of approximately 80 acres of land in Mundelein, Illinois. The subdivision was developed into 240 lots for single-family home construction in conjunction with a developer, who shares in the profits of the project. The last six homesites were sold in 1998.


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

  The CMOs were issued in four maturity classes. The actual maturity of each class of CMO varies according to the timing of the cash receipts from the underlying collateral. The CMOs are accounted for as a financing transaction and are reflected as borrowed funds in the consolidated financial statements of the Company. At December 31, 1997, the CMOs had an outstanding balance of $10.6 million. The mortgage-backed securities securing the CMOs had a carrying value and market value of $11.1 million and $11.7 million, respectively, at December 31, 1997. The CMO bonds and the mortgage-backed securities that collateralize them both carry fixed interest rates, adjusted for amortization of discounts based upon prepayment assumptions. The mortgage-backed securities yield averaged 8.25% for the year ended December 31, 1997, while the cost of the CMO bonds averaged 11.72%. This negative spread led to a $337,000 reduction to net interest income for the year ended December 31, 1997.

  In the first quarter of 1998, the Bank entered into a transaction to sell its 100% beneficial interest in the trust that owned the mortgage-backed securities and issued the CMOs. Because the mortgage-backed securities collateralizing the CMO bonds had high coupons relative to the current market, the Bank felt it could mitigate the potential negative impact of higher prepayments by selling its residual interest. Because of the sale of 100% of the residual interest in the trust, the Bank has no more ownership in the trust, and no longer consolidates the assets and liabilities of MAFC. The loss on the sale totaled $739,000.

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

  At December 31, 1997, the CMOs had an outstanding balance of $19.7 million. The CMOs are collateralized by 9.0% fixed-rate FHLMC mortgage-backed securities that had a carrying value and market value of $19.4 million and $20.5 million, respectively at December 31, 1997. In addition to the mortgage-backed securities, cash and investment securities totaling $425,000 were held by the trustee to pay principal and interest on the CMOs. The mortgage-backed securities pledged, as well as the cash and investment securities held by the trustee are solely for the repayment of the CMOs.

  During 1998, the Bank sold its 100% residual interest in NWAC via the sale of the optional redemption rights on the CMO bonds issued by NWAC, which gave the buyer the right to call the bonds prior to maturity, along with ownership of the mortgage-backed securities collateralizing the CMO bonds. The Bank recognized a profit on the sale of the optional redemption rights of $815,000. Upon the calling of the bonds and the release of the mortgage-backed securities, NWAC was dissolved.

  Mid America Insurance Agency. Mid America Insurance Agency, Inc. ("Mid America Insurance") is a wholly-owned subsidiary of the Bank which provides insurance brokerage services, including personal and commercial insurance products, to the Bank's customers. For the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, Mid America Insurance generated pre-tax income of $60,000, $77,000, $50,000 and $97,000, respectively.

  INVEST. The Bank, through Mid America Developments, is a subscriber to INVEST, a registered broker-dealer that provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently 12 brokers are employed and operate from 14 Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between INVEST and the Bank. For the years ended December 31, 1998 and 1997, six months ended December 31, 1996 and the year ended June 30, 1996, pre-tax income from INVEST operations was $1.0 million, $852,000, $349,000, and $711,000, respectively.

Year 2000 Compliance

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define an applicable year in a record of data. Computer programs or hardware that have date-sensitive software or embedded microprocessor chips may recognize a date using "00" as 1900 rather than 2000. The result of such problem could result in system failure, miscalculations, and disruption of the Company's operations as is pertains to transacting customer business.

  The Company has assessed the scope of its Year 2000 Issue as it relates to its mainframe, its companywide PC based network, as well as any other operational issues that may be hindered by system failures due to the Year 2000 bug. The Company presently believes that with modifications and/or replacements of existing software and certain hardware, its Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material negative impact on the operations of the Company.

  The Company has designed a plan to resolve its Year 2000 Issue that includes phases for assessment, testing and implementation. The plan's implementation status is reviewed quarterly with senior management and the Board of Directors. To date, the Company has fully completed its assessment of systems that could be significantly affected by the Year 2000. This assessment indicated that many of the software applications could have been affected by the Year 2000. Additionally, the assessment phase identified the potential for embedded chips in certain systems (such as vault security, elevators, etc.) that may also be at risk. The assessment plan also identified the potential impact of Year 2000 compliance as it relates to its significant suppliers and vendors, and as part of the implementation phase, the Company is obtaining information regarding their status of Year 2000 compliance.

  The Company has completed its testing and implementation of software that upgrades its mainframe computer to achieve Year 2000 readiness. Software was provided to the Company by its third party vendor under a maintenance contract that the Company maintains in the normal course of business. In October 1998, the Company received and tested this vendor's major software upgrade for the Year 2000 Issue. The Company believes that this upgrade has fully addressed potential Year 2000 problems. In addition, the Company has written proprietary programs for internal management reporting or for the support of other operations of the Bank. Many of these programs contain code that is date dependent, and are being reviewed and tested as part of the Year 2000 plan. The Company believes that the testing and reprogramming of critical proprietary programs has been successfully completed.

  In addition to software and mainframe computer hardware Year 2000 issues, there are other important mechanical devices that the Company relies upon in the normal course of business, including alarm systems, vault security systems, and other functioning equipment which protect the assets of the Company. The Company has assessed all of these items, and is 90% complete with the testing of these functions. Testing and upgrades to these systems is expected to be complete by April 1999.

  The Company relies on computer links with third party vendors in its normal course of business, including obtaining credit reports, title policies, and preparing closing statements with title companies. The Company is currently in the process of working with these "EDI" links to ensure that the Company's systems that interface with these third parties are Year 2000 compliant by December 31, 1999. Testing of these such links is expected to be complete by April 1999. The Company has queried and received indications from its major vendors in this area that they will be Year 2000 compliant.

  The Company has also evaluated the potential Year 2000 impact of significant suppliers that do not share information systems with the Company (external agents). For the Company, these would include certain government agencies and utility providers. The Company has identified and contacted certain vendors that would create the most material impact on the Company's operations, and has been advised that they will be Year 2000 ready. However, the Company has no means of ensuring that these external agents will be Year 2000 compliant by the end of 1999. The effect of non-compliance by critical external agents has been addressed in the Company's contingency plan.

  The Company has relied primarily on its own Information Technology ("IT") department to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. Although this has diverted a material amount of the Company's IT resources during this process, the Company does not believe this diversion has had or will have a material impact on the results of operations. The Year 2000 plan has included the upgrading of mainframe software, which was accomplished pursuant to existing software maintenance agreements at no incremental cost to the Company. With respect to various PC software applications, necessary upgrades in some cases required a total replacement. At December 31, 1998, the Company estimates the incremental cost expended for Year 2000 compliance has amounted to approximately $250,000, not including the salaries and benefit costs of internal personnel. In total, the Company believes its total cost of achieving Year 2000 compliance will not exceed $500,000.

  Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. Management also believes that its testing and implementation to date, as well as the continued implementation of its Year 2000 plan will ready the Company for Year 2000. However, to the extent that the Company's preparation and testing does not prove to be adequate, leading to the unforeseen failure of its mainframe computer, or if significant external agents prove to fail in their Year 2000 compliance efforts, the Company's ability to conduct its business may be materially adversely affected as it relates to processing customer transactions related to its core banking operation. Management is in the process of developing contingency plans to address potential risks in the event of Year 2000 failure, including non-compliance by third parties. The contingency plan will attempt to address failure of mission critical systems, including the telecommunications network, to allow the Company to continue operating on a reduced, semi-manual basis for a limited period of time. Non-compliance caused by third parties (including utilities) and Year 2000 disruptions to the national or local economy in general could also have a material adverse impact on the Company.

                           REGULATION AND SUPERVISION

General

  The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

  The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition of the institution on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $12.5 million investment in Mid America Developments and NW Financial at December 31, 1998, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements. The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of December 31, 1998 and 1997, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At December 31, 1998 and 1997, the Bank met each of its capital requirements on a fully phased-in basis.

  At December 31, 1998 and 1997, the Bank was in compliance with the current capital requirements as follows:

                                                                             December 31, 1998                 December 31, 1997
                                                                          -----------------------           -----------------------
                                                                                       Percent of                        Percent of
                                                                             Amount      Assets               Amount       Assets
                                                                          -----------  ----------           ----------   ----------
                                                                                           (Dollars in thousands)
Stockholder's equity of the Bank                                          $  341,568      8.36%             $  279,165      8.15%
                                                                          ==========     =====              ==========     =====
Tangible capital                                                          $  266,793      6.67              $  232,109      6.88
Tangible capital requirement                                                  60,009      1.50                  50,605      1.50
                                                                          ----------     -----              ----------     -----
Excess                                                                    $  206,784      5.17              $  181,504      5.38
                                                                          ==========     =====              ==========     =====
Core capital                                                                 266,793      6.67                 232,109      6.88
Core capital requirement                                                     120,018      3.00                 101,210      3.00
                                                                          ----------     -----              ----------     -----
Excess                                                                    $  146,775      3.67              $  130,899      3.88
                                                                          ==========     =====              ==========     =====
Core and supplementary capital                                            $  283,563     13.42              $  247,280     14.34
Risk-based capital requirement                                               169,051      8.00                 137,906      8.00
                                                                          ----------    ------              ----------     -----
Excess                                                                    $  114,512      5.42              $  109,374      6.34
                                                                          ==========    ======              ==========     =====
Total Bank assets                                                         $4,084,110                        $3,424,182
Adjusted total Bank assets                                                 4,000,600                         3,373,667
Total risk-weighted assets                                                 2,196,644                         1,774,644
Adjusted total risk-weighted assets                                        2,113,134                         1,723,824
Investment in Bank's real estate subsidiaries                                 12,518                            15,351
Goodwill and core deposit intangibles                                         62,219                            31,330

The following table reflects the Bank's regulatory capital as of December 31, 1998 as it relates to these three capital requirements:

                                                                                                                             Risk-
                                                                                   Tangible                Core              Based
                                                                                   ---------             --------           --------
                                                                                                (Dollars in thousands)
Stockholder's equity of the Bank                                                   $341,568              341,568            341,568
Goodwill and core deposit intangibles                                               (62,219)             (62,219)           (62,219)
Non-permissible subsidiary deduction                                                (12,518)             (12,518)           (12,518)
Non-includible purchased mortgage servicing rights                                     (421)                (421)              (421)
Regulatory capital adjustment for available for sale securities                         383                  383                383
General allowance for loan losses                                                         -                    -             16,770
                                                                                   --------              -------            -------
 Regulatory capital                                                                $266,793              266,793            283,563
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

  The Deposit Insurance Funds Act of 1996 (the "Funds Act") imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of 1.3 basis points, while SAIF deposits paid 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged.

  As a result of the Funds Act, the FDIC Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997. The Bank's assessment rate for the year ended December 31, 1998 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

  Recent Federal Legislative Initiatives. Various proposals to eliminate or grandfather unitary savings and loan holding companies, create a uniform financial institutions charter and allow the affiliation between financial institutions, insurance companies and securities firms have been introduced in Congress as part of an effort to modernize the financial services industry. Some of these bills provide that savings and loan holding companies would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering and that the grandfathering would be lost under certain circumstances such as a change in control of the Company. Unless grandfathered, these restrictions would prevent unitary savings and loan holding companies from engaging in such non-commercial activities as real estate development. A bill has also been introduced in the Senate to provide the thrift and banking industries with regulatory relief including, but not limited to, the following initiatives: allowing banks and savings institutions to pay interest on business NOW accounts, repealing the HOLA's statutory liquidity requirement, the 30-day notice for dividends declared by thrifts in a holding company structure, the 5% ownership threshold of voting shares of a non-subsidiary thrift, and eliminating the SAIF special reserve. The Company is unable to predict whether any of these legislative initiatives would be enacted or the extent to which such legislation would restrict or disrupt its operations.

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's limit on loans to one borrower was $44.4 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to any one borrower was $8.2 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained 95.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank is considered a Tier 1 Bank.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4% for 1998 and may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The Bank's liquidity ratio at December 31, 1998 was 11.3% which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the twelve months ended December 31, 1998 totaled $512,000.

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

  Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of proceedings for receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and may amount to as much as $1 million per day in certain circumstances. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 1998, the Bank was in compliance with this requirement, with an investment in FHLB of Chicago stock of $50.9 million. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997, six months ended December 31, 1996, and the year ended June 30, 1996, dividends from the FHLB of Chicago to the Bank amounted to $2.6 million, $2.0 million, $1.1 million, and $1.3 million, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1,395,000 plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Impact of New Accounting Standards

  In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises financial statement disclosure requirements for pensions and other postretirement benefit plans. It standardizes the disclosure requirements for pension and other postretirement plans, requires additional disclosure information regarding changes in benefit obligations and fair value of plan assets and eliminates certain disclosures that are no longer considered useful. The Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this Statement in 1998 and it did not have a material effect on the Company's financial position or results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. The Statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this statement in the third quarter of 1999. The Company does not believe this statement will have a material impact on its financial position or results of operations.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interests based on its ability and intent to sell or hold those investments. The Statement is effective for all fiscal years beginning after December 15, 1998. The Company intends to adopt this statement in 1999, and does not expect it to have a material impact on its financial position or results of operations.

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

     Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 400 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. The following table presents the Bank's projected change in NPV for the various rate shocks as of December 31, 1998. The Bank does not maintain any securities for trading purposes.


                                                         Estimated Increase
                                                          (Decrease) in NPV
           Change in                    Estimated       --------------------
         Interest rate                     NPV            Amount    Percent
       -----------------------          ---------       ----------  --------
                                               (Dollars in thousands)
       400 basis point rise              $147,268       $(213,450)     (59)%
       300 basis point rise               212,009        (148,709)     (41)
       200 basis point rise               272,711         (88,007)     (24)
       100 basis point rise               323,955         (36,763)     (10)
       Base scenario                      360,718               -        -
       100 basis point decline            378,655          17,936        5
       200 basis point decline            382,975          22,257        6
       300 basis point decline            394,254          33,535        9
       400 basis point decline            403,501          42,783       12

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

Item 8.  Financial Statements and Supplementary Data

                       MAF Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                                     December 31,
                                                                                -----------------------
                                                                                   1998         1997
                                                                                -----------  ----------
                                                                                    (In thousands)
Assets
Cash and due from banks                                                         $   53,995      39,721
Interest-bearing deposits                                                           24,564      57,197
Federal funds sold                                                                  79,140      50,000
Investment securities, at amortized cost (fair value of $12,360 and $26,222)        11,107      25,268
Investment securities available for sale, at fair value                            198,960     119,510
Stock in Federal Home Loan Bank of Chicago, at cost                                 50,878      33,025
Mortgage-backed securities, at amortized cost
 (fair value of $127,570 and $216,867)                                             128,538     215,449
Mortgage-backed securities available for sale, at fair value                        55,065      67,559
Loans receivable held for sale                                                      89,406       6,537
Loans receivable, net of allowance for loan losses of $16,770 and $15,475        3,229,670   2,700,590
Accrued interest receivable                                                         21,545      20,970
Foreclosed real estate                                                               8,357         489
Real estate held for development or sale                                            25,134      31,197
Premises and equipment, net                                                         40,724      35,820
Other assets                                                                        41,785      23,002
Intangible assets, net of accumulated amortization of $6,671 and $4,260             62,219      31,330
                                                                                ----------   ---------
                                                                                $4,121,087   3,457,664
                                                                                ==========   =========
Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                        2,656,872   2,337,013
 Borrowed funds                                                                  1,034,500     770,013
 Subordinated capital notes, net                                                         -      26,779
 Advances by borrowers for taxes and insurance                                      30,576      22,679
 Accrued expenses and other liabilities                                             54,459      37,769
                                                                                ----------   ---------
   Total liabilities                                                             3,776,407   3,194,253
Stockholders' equity:
 Preferred stock, $.01 par value; authorized
  5,000,000 shares; none issued or outstanding                                           -           -
 Common stock, $.01 par value;
  40,000,000 shares authorized; 25,420,650 shares issued;
  24,970,360 and 22,518,632 shares outstanding                                         254         169
 Additional paid-in capital                                                        191,473     172,201
 Retained earnings, substantially restricted                                       159,935     129,002
 Accumulated other comprehensive income                                                425       1,552
 Treasury stock, at cost; 450,290 and 2,902,018 shares                              (7,407)    (39,513)
                                                                                ----------   ---------
   Total stockholders' equity                                                      344,680     263,411
Commitments and contingencies
                                                                                $4,121,087   3,457,664
                                                                                ==========   =========
See accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                        Year Ended        Six Months Ended
                                                                       December 31,         December 31,      Year Ended
                                                                    ------------------  ---------------------   June 30,
                                                                      1998      1997      1996       1995         1996
                                                                    ---------  -------  --------  -----------  ---------
                                                                                                  (Unaudited)
                                                                       (Dollars in thousands, except per share data)
Interest income:
 Loans receivable                                                   $212,260   198,805    91,783    53,317    115,466
 Mortgage-backed securities                                           10,128    16,934     9,830     4,079     11,187
 Mortgage-backed securities available for sale                         3,847     5,172     3,538     5,047      7,104
 Investment securities                                                 3,689     5,213     3,772     2,055      4,171
 Investment securities available for sale                              9,763     5,143     1,440       855      1,982
 Interest-bearing deposits and federal funds sold                      7,409     7,648     2,464     1,536      3,185
                                                                    --------   -------   -------    ------    -------
   Total interest income                                             247,096   238,915   112,827    66,889    143,095
Interest expense:
 Deposits                                                             95,788    98,581    47,967    30,451     63,325
 Borrowed funds and subordinated capital notes                        54,787    46,635    20,664    14,177     29,896
                                                                    --------   -------   -------    ------    -------
   Total interest expense                                            150,575   145,216    68,631    44,628     93,221
                                                                    --------   -------   -------    ------    -------
   Net interest income                                                96,521    93,699    44,196    22,261     49,874
Provision for loan losses                                                800     1,150       700       250        700
                                                                    --------   -------   -------    ------    -------
   Net interest income after provision for loan losses                95,721    92,549    43,496    22,011     49,174

Non-interest income:
 Gain (loss) on sale and writedown of:
  Loans receivable                                                     3,003       419       264       178        203
  Mortgage-backed securities                                             201        13      (296)       57         (5)
  Investment securities                                                  816       404       251        45        188
  Foreclosed real estate                                                 212        17       161        21         50
 Income from real estate operations                                    4,517     6,876     4,133     2,820      4,786
 Deposit account service charges                                       8,626     7,217     3,219     2,370      4,894
 Loan servicing fee income                                             1,400     2,278     1,249     1,164      2,394
 Impairment of mortgage servicing rights                              (1,269)        -         -         -          -
 Brokerage commissions                                                 2,812     2,050       924       750      1,711
 Other                                                                 5,399     3,443     2,054     1,349      2,879
                                                                    --------   -------   -------    ------    -------
   Total non-interest income                                          25,717    22,717    11,959     8,754     17,100
Non-interest expense:
 Compensation and benefits                                            34,494    30,472    14,503     9,697     21,209
 Office occupancy and equipment                                        6,645     6,203     2,652     1,755      3,774
 Federal deposit insurance premiums                                    1,438     1,468     2,338     1,523      3,255
 Special SAIF assessment                                                   -         -    14,216         -          -
 Advertising and promotion                                             2,281     2,737     1,025       916      1,746
 Data processing                                                       2,267     2,098     1,032       760      1,683
 Amortization of intangible assets                                     2,411     2,637     1,388         -        235
 Other                                                                 9,407     8,996     3,924     2,622      5,884
                                                                    --------   -------   -------    ------   --------
   Total non-interest expense                                         58,943    54,611    41,078    17,273     37,786
                                                                    --------   -------   -------    ------   --------
   Income before income taxes and extraordinary items                 62,495    60,655    14,377    13,492     28,488
Income taxes                                                          23,793    22,707     5,602     5,203     10,805
                                                                    --------   -------   -------    ------   --------
   Income before extraordinary items                                  38,702    37,948     8,775     8,289     17,683
Extraordinary items - loss on early extinguishment
 of debt, net of tax benefit of $294 and $300                           (456)        -         -      (474)      (474)
                                                                    --------   -------   -------    ------   --------
   Net income                                                       $ 38,246    37,948     8,775     7,815     17,209
                                                                    ========   =======   =======   =======   ========
Basic earnings per share:
   Income before extraordinary item                                 $   1.72      1.64       .37       .66       1.34
   Extraordinary item, net of tax                                       (.02)        -         -      (.03)      (.03)
                                                                    --------   -------   -------   -------   --------
   Net income                                                       $   1.70      1.64       .37       .63       1.31
                                                                    ========   =======   =======   =======   ========
Diluted earnings per share:
   Income before extraordinary item                                 $   1.67      1.59       .36       .62       1.26

   Extraordinary item, net of tax                                       (.02)        -         -      (.03)      (.03)
                                                                    --------    ------   -------   -------   --------
   Net income                                                       $   1.65      1.59       .36       .59       1.23
                                                                    ========   =======   =======   =======   ========



See accompanying Notes to Consolidated Financial Statements.

                      MAF Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity

                                                                                    Accumulated
                                                             Additional             other comp-
                                                     Common   paid-in    Retained    rehensive    Treasury
                                                     stock    capital    earnings      income       stock     Total
                                                     ------  ----------  ---------  ------------  ---------  --------
                                                                        (Dollars in thousands)
Balance at June 30, 1995                              $ 59     39,740      73,447         (48)      (7,779)  105,419
Comprehensive income:
 Net income                                              -          -      17,209           -            -    17,209
 Other comprehensive income, net of tax:
  Unrealized holding loss during the year                -          -           -        (660)           -      (660)
  Less: reclassification adjustment of gains
   included in net income                                -          -           -        (117)           -      (117)
                                                      ----    -------     -------     -------      -------   -------
 Total comprehensive income                              -          -      17,209        (777)           -    16,432
                                                      ----    -------     -------     -------      -------   -------
Issuance of 11,687,474 shares, including value
 of  stock option carryovers, for acquisition
 of N.S. Bancorp                                        52    131,186           -           -            -   131,238
Exercise of 7,245 stock options                          -         17           -           -            -        17
Purchase of 787,500 shares of treasury stock             -          -           -           -       (8,761)   (8,761)
Tax benefits from stock-related compensation             -         13           -           -            -        13
Cash dividends declared, $0.142 per share                -          -      (2,121)          -            -    (2,121)
10% stock dividend related to fractional shares          -          -         (11)          -            -       (11)
                                                      ----    -------     -------     -------      -------   -------
Balance at June 30, 1996                               111    170,956      88,524        (825)     (16,540)  242,226
Comprehensive income:
 Net income                                              -          -       8,775           -            -     8,775
 Other comprehensive income, net of tax:
  Unrealized holding gain during the year                -          -           -       1,116            -     1,116
  Less: reclassification  adjustment of gains
   included in net income                                -          -           -        (153)           -      (153)
                                                      ----    -------     -------     -------      -------   -------
 Total comprehensive income                              -          -       8,775         963            -     9,738
                                                      ----    -------     -------     -------      -------   -------
Exercise of 356,247 stock options                        1        763           -           -         (229)      535
Tax benefits from stock-related compensation             -         13           -           -            -        13
Cash dividends declared, $0.08 per share                 -          -      (1,887)          -            -    (1,887)
                                                      ----    -------     -------     -------      -------   -------
Balance at December 31, 1996                           112    171,732      95,412         138      (16,769)  250,625
Comprehensive income:
 Net income                                              -          -      37,948           -            -    37,948
 Other comprehensive income, net of tax:
  Unrealized holding gain during the year                -          -           -       1,660            -     1,660
  Less: reclassification  adjustment of gains
   included in net income                                -          -           -        (246)           -      (246)
                                                      ----    -------     -------     -------      -------   -------
 Total comprehensive income                              -          -      37,948       1,414            -    39,362
                                                      ----    -------     -------     -------      -------   -------
Exercise of 116,791 stock options, and
 reissuance of treasury stock                            1        409        (146)          -          (86)      178
Purchase of 1,184,780 shares of treasury stock           -          -           -           -      (22,658)  (22,658)
Tax benefits from stock-related compensation             -         60           -           -            -        60
Cash dividends declared, $0.18 per share                 -          -      (4,143)          -            -    (4,143)
50% stock dividend, including impact of
 fractional shares                                      56          -         (69)          -            -       (13)
                                                      ----    -------     -------     -------      -------   -------
Balance at December 31, 1997                          $169    172,201     129,002       1,552      (39,513)  263,411
                                                      ----    -------     -------     -------      -------   -------




                                                                     (Continued)

                      MAF Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Continued)

                                                                                     Accumulated
                                                             Additional               other com-
                                                    Common    paid-in     Retained    prehensive   Treasury
                                                    stock     capital     earnings      income       stock     Total
                                                    ------   ----------   --------   -----------   --------   -------
                                                                       (Dollars in thousands)
Balance at December 31, 1997                         $169      172,201     129,002      1,552       (39,513)  263,411
Comprehensive income:
 Net income                                             -            -      38,246          -             -    38,246
 Other comprehensive income, net of tax:
  Unrealized holding loss during the year               -            -           -       (668)            -      (668)
  Less: reclassification adjustment of gains
   included in net income                               -            -           -       (459)            -      (459)
                                                     ----      -------     -------     ------       -------   -------
 Total comprehensive income                             -            -      38,246     (1,127)            -    37,119
                                                     ----      -------     -------     ------       -------   -------
Issuance of 3,305,129 shares, including value
 of stock option carryovers, for acquisition
 of Westco Bancorp                                      -       19,120           -          -        53,244    72,364
Exercise of 163,470 stock options, and
 reissuance of treasury stock                           -            -      (1,462)         -         1,786       324
Purchase of 982,813 shares of treasury stock            -            -           -          -       (22,924)  (22,924)
Tax benefits from stock-related compensation            -          152           -          -             -       152
Cash dividends declared, $0.257 per share               -            -      (5,750)         -             -    (5,750)
50% stock dividend, including impact of
 fractional shares                                     85            -        (101)         -             -       (16)
                                                     ----      -------     -------     ------       -------   -------
Balance at December 31, 1998                         $254      191,473     159,935        425        (7,407)  344,680
                                                     ====      =======     =======     ======       =======   =======

See accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



                                                                                                     Six
                                                                       Year Ended December 31,   Months Ended    Year Ended
                                                                       -----------------------    December 31,    June 30,
                                                                          1998         1997          1996            1996
                                                                       ----------   ----------   -------------    ---------
                                                                                          (In thousands)
Operating activities:
Net income                                                             $  38,246     37,948          8,775         17,209
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                            3,542      3,117          1,395          1,996
 Impairment of mortgage servicing rights                                   1,269          -              -              -
 Amortization intangible assets                                            2,411      2,637          1,388            235
Amortization of premiums, discounts and deferred loan fees                 2,850        (30)          (989)           (60)
 Provision for loan losses                                                   800      1,150            700            700
 Deferred income tax expense (benefit)                                      (318)     2,258            894          1,572
 Extraordinary item, net of tax benefit                                      456          -              -            474
Net gain on sale of loans, mortgage-backed securities,
   and real estate held for development or sale                           (7,721)    (7,308)        (4,101)        (4,984)
Gain on sale of investment securities, net                                  (816)      (404)          (251)          (188)
 Decrease (increase) in accrued interest receivable                          296       (513)          (483)        (1,849)
 Net (increase) decrease in other assets and liabilities,
   net of effects from acquisitions                                        8,674     (7,165)        (6,693)         5,357
Loans originated for sale                                               (405,740)   (29,109)       (40,261)      (157,961)
Loans purchased for sale                                                 (89,238)   (74,746)       (14,195)       (93,271)
Sale of mortgage-backed securities available for sale                     26,627      3,371          8,232         41,188
Sale of loans originated and purchased for sale                          411,826    102,718         57,428        267,394
                                                                       ---------   --------       --------       --------
   Net cash provided by (used in) operating activities                    (6,836)    33,924         11,839         77,812
                                                                       ---------   --------       --------       --------
Investing activities:
Loans originated for investment                                         (999,635)  (812,117)      (258,230)      (473,257)
Principal repayments on loans receivable                                 942,101    706,608        265,982        393,909
Principal repayments on mortgage-backed securities                        84,956     76,750         42,808         69,790
Proceeds from maturities of investment securities available for sale     138,309     59,070          7,211         34,002
Proceeds from maturities of investment securities held to maturity        15,000     54,518         32,360        101,194
Proceeds from sale of:
 Loans receivable                                                          1,164      1,354             82          1,805
 Investment securities held to maturity                                      912          -              -              -
 Investment securities available for sale                                 22,139      8,073          1,956          1,155
 Mortgage-backed securities available for sale                                 -          -         16,603              -
 Stock in Federal Home Loan Bank of Chicago for                              500      6,299              -            300
 Real estate held for development or sale                                 32,106     47,339         25,194         16,184
 Premises and equipment                                                        1        174             28              1
Purchases of:
 Loans receivable held for investment                                   (255,789)  (178,781)      (157,351)      (269,796)
 Investment securities available for sale                               (206,498)  (115,175)       (39,330)       (31,111)
 Investment securities held to maturity                                   (1,717)    (6,866)        (1,502)       (21,715)
 Mortgage-backed securities available for sale                           (12,449)         -              -              -
 Mortgage-backed securities held to maturity                              (3,769)         -              -              -
 Stock in Federal Home Loan Bank of Chicago                              (16,250)    (8,595)             -         (8,300)
Real estate held for development or sale                                 (13,891)   (33,966)       (18,137)        (7,297)
 Bank owned life insurance                                               (20,000)         -              -              -
 Premises and equipment                                                   (5,947)    (6,832)        (2,452)        (4,282)
Payment for acquisitions, net of cash acquired                           (51,883)         -              -       (174,730)
                                                                       ---------   --------       --------       --------
   Net cash used in investing activities                                (350,640)  (202,147)       (84,778)      (372,148)
                                                                       ---------   --------       --------       --------
(Continued)

                      MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                                                                           Six
                                                                          Year Ended December 31,      Months Ended   Year Ended
                                                                          -----------------------      December 31,    June 30,
                                                                            1998           1997            1996          1996
                                                                          ---------       -------        --------      -------
                                                                                              (In thousands)
Financing activities:
  Proceeds from:
    FHLB of Chicago advances                                              $ 420,000       275,000         230,000      205,000
    Unsecured term bank loan                                                      -             -               -       35,000
    Issuance of subordinated capital notes, net                                   -             -               -       26,629
  Repayments of:
    FHLB of Chicago advances                                               (105,000)      (95,000)       (170,000)     (45,000)
    Unsecured term bank loan                                                 (1,500)         (500)              -            -
    Subordinated capital notes                                              (27,600)            -               -      (20,900)
    Collateralized mortgage obligations                                           -        (7,700)         (5,566)      (6,038)
  Net increase (decrease) in reverse repurchase agreements                  (24,804)      (35,000)         40,000      (56,910)
  Net increase in deposits                                                   57,715        74,915           8,383       68,375
  Increase in advances by borrowers for taxes and insurance                   4,608         4,237           1,386          809
  Issuance of common stock in conjunction with acquisitions                  72,713             -               -      131,238
  Proceeds from exercise of stock options                                       324           178             535           17
  Purchase of treasury stock                                                (22,924)      (22,658)              -       (6,299)
  Cash dividends paid                                                        (5,275)       (4,048)           (943)      (2,531)
                                                                          ---------       -------        --------      -------
    Net cash provided by financing activities                               368,257       189,424         103,795      329,390
                                                                          ---------       -------        --------      -------
Increase (decrease) in cash and cash equivalents                             10,781        21,201          30,856       35,054
Cash and cash equivalents at beginning of year                              146,918       125,717          94,861       59,807
                                                                          ---------       -------        --------      -------
Cash and cash equivalents at end of year                                  $ 157,699       146,918         125,717       94,861
                                                                          =========       =======        ========      =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowed funds                               $ 149,868       146,102          68,986       96,294
    Income taxes                                                             21,901        23,535           5,400        9,150
  Summary of non-cash transactions:
    Transfer of loans receivable to foreclosed real estate                    3,511         2,937           1,478          515
    Loans receivable swapped into mortgage-backed securities                 26,605         3,358           8,213       41,195
    Investment securities transferred to available for sale                       -             -               -       17,999
    Mortgage-backed securities transferred to available for sale                  -             -               -      108,743
    Investment securities of acquirees transferred to treasury stock            349             -               -        2,462
    Mortgage-backed securities unconsolidated due to sale of
      beneficial interests in special purpose finance subsidiaries           30,904             -               -            -
    CMO bonds payable unconsolidated due to sale of
      beneficial interests in special purpose finance subsidiaries           31,781             -               -            -
    Other borrowing assumed in foreclosure                                    6,000             -               -            -
    Treasury stock received for stock option exercises                          471           262             229            -
                                                                          =========       =======        ========      =======

See accompanying Notes to Consolidated Financial Statements

                       MAF Bancorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

  Principles of Consolidation. The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company") and its two wholly-owned subsidiaries, Mid America Bank, fsb ("Bank") and MAF Developments, Inc., as well as the Bank's wholly-owned subsidiaries, Mid America Development Services, Inc. ("Mid America Developments"), Mid America Finance Corporation ("MAFC"), Mid America Insurance Agency, Inc., Mid America Mortgage Securities, Inc., NW Financial, Inc. ("NW Financial"), Northwestern Acceptance Corporation ("NWAC"), and Centre Point Title Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

  Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. At December 31, 1998 and 1997, the Bank's reserve requirements were met with vault cash.

  Investment and Mortgage-Backed Securities. All investment securities and mortgage-backed securities are classified in one of three categories: trading, held to maturity, or available for sale. Trading securities include investment and mortgage-backed securities that the Company has purchased and holds for the purpose of selling in the future. These investments are carried at fair value, with unrealized gains and losses reflected in income in the current period. Held to maturity securities include investment and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost, with no recognition of unrealized gains or losses in the financial statements. All other investment and mortgage-backed securities are classified as available for sale. These investments are carried at fair value, with unrealized gains and losses reflected in stockholders' equity, net of tax. Securities that have losses deemed other than temporary are recognized as losses in the statement of operations and a new cost basis is determined.

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Loans receivable held for sale. The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans that it originates. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate.

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

  The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $750,000), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans as of December 31, 1998. One commercial real estate loan was classified as impaired under the Company's impairment criteria as of December 31, 1997. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

  A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt, and is normally analyzed upon the borrower becoming 90 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or in the process of foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, if the entire principal balance is considered collectible, or at a time when the loan is brought current in accordance with its original terms.

  Allowance for Loan Losses. The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover the risks inherent in the Bank's loan portfolio. In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of carrying value or fair value less the cost to sell at the date of foreclosure, establishing a new cost basis. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose.

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

  Intangibles. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Core deposit intangibles represent the value assigned to the core deposit base acquired. Each is recognized as a result of the purchase method of accounting for business combinations, which the Company used in its acquisition of N.S. Bancorp in 1996 and Westco Bancorp in 1998. Goodwill is generally amortized over a period not to exceed 25 years, while core deposit intangibles are amortized on an accelerated method over a period not to exceed 10 years.

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

  Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the balance sheet. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to "temporary differences" and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance shall be established against such asset.

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

  Stock Splits. On April 29, 1998, the Board of Directors of the Company declared a 3-for-2 stock split in the form of a 50% stock dividend to be distributed on July 10, 1998 to shareholders of record on June 18, 1998. Shares distributed totaled 7,525,121 shares. Additionally, on April 30, 1997, the Board of Directors declared a 3-for-2 stock split in the form a 50% stock dividend to be distributed on July 9, 1997 to shareholders of record on June 17, 1997. Shares distributed totaled 7,695,605. All per share information has been adjusted on a retroactive basis to reflect the impact of these stock splits.

  Comprehensive Income. The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. Comprehensive income includes net income plus other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. The Company reports comprehensive income in its statement of changes in stockholders' equity.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     Segments. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" on January 1, 1998. The Company uses the management approach for determining segment reporting. Based on the management approach, the Company operates two separate lines of business, retail banking and land development operations.

     Earnings Per Share. SFAS No. 128, "Earnings per Share," was issued in February 1997. This statement was effective in the fourth quarter of 1997. All periods presented have been adjusted to conform to SFAS No. 128. In accordance with SFAS No. 128, earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as future common stock and are considered in the earnings per share calculations, and are the only adjustment made to average shares outstanding in computing diluted earnings per share. Future common stock is computed using the treasury stock method. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:


                                                   Year Ended December 31, 1998                 Year Ended December 31, 1997
                                            ------------------------------------------     --------------------------------------
                                               Income        Shares        Per Share         Income        Shares       Per Share
                                            (Numerator)   (Denominator)      Amount        (Numerator)  (Denominator)     Amount
                                            -----------   -------------  -------------     -----------  -------------   ---------
                                                                          (Dollars in thousands)
Income before extraordinary item            $  38,702                                       $  37,948
Extraordinary item, net of tax                   (456)                                             --
                                             --------                                       ---------
Basic earnings per share:
 Income available to
  common shareholders                          38,246      22,433,184      $1.70               37,948   23,131,729        $1.64
                                                                           =====                                          =====
Effect of dilutive securities-
 Stock options                                                764,978                                      766,525
                                                           ----------                                   ----------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                               $  38,246      23,198,162      $1.65            $  37,948   23,898,254        $1.59
                                            =========      ==========      =====            =========   ==========        =====


                                                Six Months Ended December 31, 1996               Year Ended June 30, 1996
                                          ------------------------------------------     ----------------------------------------
                                            Income           Shares        Per Share         Income         Shares      Per Share
                                          (Numerator)    (Denominator)       Amount       (Numerator)    (Denominator)    Amount
                                          -----------    -------------     ---------      -----------    -------------  ---------
                                                                             (Dollars in thousands)
Income before extraordinary item           $8,775                                         $17,683
Extraordinary item, net of tax                 --                                            (474)
                                           ------                                         -------
Basic earnings per share:
 Income available to
  common shareholders                       8,775         23,493,903         $.37          17,209         13,106,614        $1.31
                                                                              ====                                          =====
Effect of dilutive securities-
 Stock options                                               929,089                                         929,100
                                                          ----------                                       ---------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                             $8,775          24,422,992         $.36         $17,209         14,035,714       $1.23
                                          ======          ==========         ====         =======         ==========       =====

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

2.  Acquisitions

  On December 31, 1998, the Company acquired Westco Bancorp, Inc. ("Westco"), and its wholly owned subsidiary First Federal Savings and Loan of Westchester ("Westchester"). Under the terms of the merger agreement, all of the outstanding shares of Westco were exchanged for 1.395 shares of MAF Bancorp common stock, or a total of 3,305,129 shares. As of December 31, 1998, Westco and Westchester were merged into the Company and Bank, respectively.

  As of the date of acquisition, Westco had total assets of $312.3 million, loans receivable of $245.2 million, deposits of $259.5 million, and stockholders' equity of $46.7 million. The transaction was accounted for as a purchase, and created goodwill of $31.6 million, and a core deposit intangible of $1.7 million. Premiums and discounts on the fair value adjustments amounted to $3.7 million and $2.6 million, respectively. Acquisition expenses incurred in the transaction include professional fees as well as $4.2 million of severance costs, net of applicable tax benefits. The effect of the Westco acquisition on the Company's consolidated financial statements as if this acquisition occurred on January 1, 1997 is not material, and accordingly pro forma data is not being provided. Westco operated one branch in Westchester, Illinois, along with a drive-up facility.

  On May 30, 1996, the Company acquired N.S. Bancorp, Inc. ("Northwestern"), and its wholly-owned subsidiary Northwestern Savings Bank, through the issuance of
 .8529 shares of MAF Bancorp common stock plus $20.1799 of cash for each share of Northwestern common stock. The Company issued 11,687,474 shares of its common stock in the acquisition. The funds used for the purchase were obtained primarily from cash acquired, and an unsecured long-term bank borrowing for $35.0 million (See note 13). At May 31, 1996, Northwestern had total assets of $1.2 billion, loans receivable of $749.7 million, deposits of $872.0 million, and stockholders' equity of $231.6 million. The transaction was accounted for as a purchase. The transaction created goodwill of $26.7 million and a core deposit intangible of $8.8 million. Northwestern operated six branches, primarily in Chicago, Illinois.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

3.  Investment Securities

     Investment securities available for sale and held to maturity are summarized below:

                                                December 31, 1998                                December 31, 1997
                                     ----------------------------------------------   -------------------------------------------
                                                       Gross         Gross                            Gross        Gross
                                       Amortized     Unrealized    Unrealized   Fair    Amortized   Unrealized   Unrealized   Fair
                                         Cost           Gains        Losses    Value       Cost       Gains        Losses    Value
                                     -----------     ----------    ----------  -----    ---------   ----------   ----------  -----
                                                                            (Dollars in thousands)
Held to maturity:
United States government
 and agency obligations due:
 Within one year                      $      -              -             -         -     10,000            -          (9)    9,991
 After one year to five years                -              -             -         -          -            -           -         -
 After five years to ten years            9,980         1,253             -     11,233    14,844          963           -    15,807
Other investment securities               1,127             -             -      1,127       424            -           -       424
                                       --------         -----        ------    -------   -------         -----        ---   -------
                                      $  11,107         1,253             -     12,360    25,268          963          (9)   26,222
                                       ========         =====        ======    =======   =======         =====         ===   ======

Available for sale:
United States government
 and agency obligations due:
 Within one year                      $  43,178             -           (4)     43,174    15,870            2         (17)   15,855
 After one year to five years            28,682           121          (22)     28,781     5,010           42           -     5,052
 After five to ten years                 30,000             -         (105)     29,895    29,985           60           -    30,045
 After ten or more years                 17,315           384         (288)     17,411    10,000            -         (19)    9,981
Marketable equity securities             13,746         1,340          (44)     15,042    11,622        2,401           -    14,023
Asset-backed securities                  65,127           127         (597)     64,657    43,973           88          (6)   44,055
Other investment securities                   -             -            -           -       500            -          (1)      499
                                       --------         -----        ------    -------   -------        -----         ---   -------
                                      $ 198,048         1,972       (1,060)    198,960   116,960        2,593         (43)  119,510
                                       ========         =====        ======    =======   =======        =====          ===   =======
Weighted average yield                     5.92%                                            6.13%
                                          =====                                             ====

     The table above classifies investment securities by contractual maturities. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations without penalty.

     In accordance with an implementation guide to SFAS No. 115 issued in November 1995, the Bank reclassified $18.0 million of investment securities from held to maturity to available for sale on December 31, 1995. The unrealized loss at the date of transfer was $75,000. As of December 31, 1998 and 1997, the Company recorded unrealized gains (losses) on investment securities available for sale as increases to stockholders' equity of $548,000, and $1.5 million, respectively, net of deferred income taxes of $364,000, and $1.0 million, respectively. Additionally, during the year ended December 31, 1998, the Company recognized losses deemed other than temporary in marketable equity securities available for sale totaling $375,000.

     Activity in the sales of investment securities available for sale is as follows:

                                                                                     Six Months Ended       Year Ended
                                                    Year Ended December 31,             December 31,          June 30,
                                                 ----------------------------
                                                      1998             1997               1996                 1996
                                                 ------------      ----------        ----------------       ----------
                                                                          (In thousands)
Total proceeds on sale                            $ 22,139            8,073               1,956                1,155
                                                    ======            =====               =====                =====
Gross realized gains                                 1,447              404                 251                  188
Gross realized losses                                (332)                -                   -                    -
                                                    ------            -----               -----                -----
                                                     1,115              404                 251                  188
Losses deemed other than temporary                   (375)                -                   -                    -
                                                    ------            -----               -----                -----
Net gain                                           $   740              404                 251                  188
                                                    ======            =====               =====                =====

                      MAF Bancorp, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements  (Continued)


4.    Mortgage-Backed Securities

  Mortgage-backed securities available for sale and held to maturity are summarized below:

                                                       December 31, 1998                           December 31, 1997
                                          -------------------------------------------  ------------------------------------------
                                                       Gross        Gross                          Gross        Gross
                                            Book     Unrealized  Unrealized    Fair      Book    Unrealized  Unrealized    Fair
                                            Value      Gains       Losses      Value    Value      Gains       Losses      Value
                                          ---------  ----------  -----------  -------  --------  ----------  -----------  -------
                                                                         (Dollars in thousands)
Held to maturity:
GNMA pass-through certificates          $    1,782          105          --     1,887    2,442          161          (2)    2,601
FHLMC pass-through certificates             53,750          843         (80)   54,513  108,037        3,257        (335)  110,959
FNMA pass-through certificates              17,421          227        (245)   17,403   22,796          583        (296)   23,083
Collateralized mortgage obligations         55,585           21      (1,839)   53,767   82,174           25      (1,975)   80,224
                                          --------        -----      ------   -------  -------        -----      ------   -------
                                        $  128,538        1,196      (2,164)  127,570  215,449        4,026      (2,608)  216,867
                                          ========        =====      ======   =======  =======        =====      ======   =======
Available for sale:
FHLMC pass-through certificates         $    3,927           50          (1)    3,976    5,617          113         (24)    5,706
FNMA pass-through certificates               5,919          214          --     6,133    9,264          347          (1)    9,610
Collateralized mortgage obligations         45,424          176        (644)   44,956   52,659          153        (569)   52,243
                                          --------        -----      ------   -------  -------        -----      ------   -------
                                        $   55,270          440        (645)   55,065   67,540          613        (594)   67,559
                                          ========        =====      ======   =======  =======        =====      ======   =======
Weighted average yield                        6.31%                                       6.98%
                                          ========                                     =======

  In accordance with an implementation guide to SFAS No. 115 issued in November 1995, the Bank reclassified $108.7 million of mortgage-backed securities from held to maturity to available for sale on December 31, 1995. The unrealized loss on the date of transfer was $192,000. As of December 31, 1998 and 1997, the Company recorded unrealized gains (losses) on mortgage-backed securities available for sale as increases (decreases) to stockholders' equity of $(124,000), and $12,000, respectively, net of deferred income tax expense (benefit) of $(81,000), and $7,000, respectively.

  During the years ended December 31, 1998 and 1997, six months ended December 31, 1996, and the year ended June 30, 1996, the Bank swapped $26.6 million, $3.4 million, $8.2 million and $41.2 million, respectively, all of which were sold in the same period swapped. Included in mortgage-backed securities at December 31, 1998 and December 31, 1997, are $2.9 million, and $16.0 million, respectively, of loans originated by the Bank which were swapped into mortgage-backed securities. In addition to the above swaps, proceeds from the sale of mortgage-backed securities available for sale were $16.6 million during the six months ended December 31, 1996, at a gross loss of $301,000.

  The book value and fair value of mortgage-backed securities held to maturity by contractual maturity term is shown in the table below. Expected maturities may differ from contractual maturities because of prepayments on underlying mortgage loans:

                                            December 31, 1998                December 31, 1997
                                       ----------------------------     ----------------------------
                                                          Weighted                         Weighted
                                         Book     Fair     Average        Book     Fair     Average
                                        Value     Value     Yield        Value     Value     Yield
                                       --------  -------  ---------     --------  -------  ---------
                                                          (Dollars in thousands)
Adjustable rate                        $ 36,566   36,756      7.18%     $ 57,711   58,614      7.77%
Fixed rate, 15-year                      21,689   21,795      6.12        31,040   30,875      6.47
Fixed rate, 30-year                      14,698   15,252      8.31        44,524   47,154      8.91
Collateralized mortgage obligations      55,585   53,767      5.34        82,174   80,224      5.87
                                       --------  -------                --------  -------
                                       $128,538  127,570      6.34      $215,449  216,867      7.09
                                       ========  =======                ========  =======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  In March, 1998, the Bank sold its 100% beneficial interest in its two special-purpose finance subsidiaries, MAFC and NWAC for net proceeds of $912,000, and recorded a gain on sale of investment securities of $76,000. MAFC and NWAC had issued CMO bonds collateralized by FHLMC mortgage-backed securities on a duration-matched basis, which were classified as held to maturity. By selling more than 50% of its beneficial interest, the Company no longer consolidates MAFC and NWAC in its consolidated financial statements. As such, mortgage-backed securities held to maturity were reduced by $30.9 million. The Company considers this transaction a permissible sale of held to maturity securities.

5.  Loans Receivable Held For Sale

  The Bank classifies loan originations that it has the intention of selling into the secondary market as held for sale at the time of origination. At December 31, 1998 and 1997, the Bank had $89.4 million and $6.5 million of fixed-rate loans classified as held for sale with weighted average rates of 6.79% and 7.27%, respectively.

6.  Loans Receivable

    Loans receivable are summarized as follows:

                                                                         December 31,
                                                                    ----------------------
                                                                       1998        1997
                                                                    ----------   ---------
                                                                    (Dollars in thousands)
Real estate loans:
 One-to-four family residential                                     $2,877,482   2,408,393
 Multi-family                                                          137,254     105,051
 Commercial                                                             43,069      35,839
 Construction                                                           28,429      17,263
 Land                                                                   24,765      24,425
                                                                    ----------   ---------
    Total real estate loans                                          3,110,999   2,590,971
 Unearned discounts, premiums, and deferred loan fees, net               3,455         772
 Loans in process                                                      (10,380)     (6,256)
                                                                    ----------   ---------
                                                                     3,104,074   2,585,487
Other loans:
 Consumer loans:
  Equity lines of credit                                                91,915      88,106
  Home equity loans                                                     42,398      34,447
  Other                                                                  6,015       5,793
                                                                    ----------   ---------
    Total consumer loans                                               140,328     128,346
 Commercial business loans                                               2,356       2,659
                                                                    ----------   ---------
    Total other loans                                                  142,684     131,005
 Loans in process                                                         (318)       (427)
                                                                    ----------   ---------
                                                                       142,366     130,578
                                                                    ----------   ---------
                                                                     3,246,440   2,716,065
 Allowance for loan losses                                             (16,770)    (15,475)
                                                                    ----------   ---------
                                                                    $3,229,670   2,700,590
                                                                    ==========   =========
Weighted average yield                                                    7.26%       7.75%
                                                                    ==========   =========

  Adjustable-rate loans included in loans receivable totaled $1.5 billion, and $1.7 billion at December 31, 1998 and 1997, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  Allowance for loan losses. Activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                        Year Ended December 31,   Six Months Ended   Year Ended
                                       -------------------------     December 31,      June 30,
                                           1998         1997            1996            1996
                                       ------------  -----------  -----------------  -----------
                                                           (In thousands)
Balance at beginning of period             $15,475       17,914             17,254        9,197
Provision for loan losses                      800        1,150                700          700
Balance acquired in acquisitions               846           --                 --        7,722
Charge-offs                                   (402)      (3,712)               (66)        (376)
Recoveries                                      51          123                 26           11
                                           -------       ------             ------       ------
Balance at end of period                   $16,770       15,475             17,914       17,254
                                           =======       ======             ======       ======


  At December 31, 1998, 1997 and 1996, and at June 30, 1996, the Bank had $12.6 million, $8.5 million, $11.8 million and $6.1 million, respectively, of loans which were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $421,000, $663,000, $573,000 and $631,000 for the years ended December 31, 1998 and 1997, six months ended December 31, 1996 and the year ended June 30, 1996, respectively, had these loans been accruing under their contractual terms. Interest income that was included in net income was $229,000, $120,000, $150,000 and $313,000, for the years ended December 31,
1998 and 1997, six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

  At December 31, 1997, the Bank had one impaired loan totaling $500,000, net of a $2.9 million charge-off taken in 1997. The loan was a second mortgage on a commercial office park. In addition to the second mortgage, the Bank had issued a standby letter of credit that collateralizes the first mortgage on this property, which is a long-term industrial revenue bond for $6.0 million. In January 1998, the Bank received title to the property, and assumed the obligation of the industrial revenue bond, and recorded foreclosed real estate of $6.5 million. The Bank continues to maintain its standby letter of credit against the industrial revenue bond obligation. There were no loans outstanding as of December 31, 1998 that the Bank considers impaired.

  Loan servicing and mortgage servicing rights. The Bank services loans for the benefit of others pursuant to loan servicing agreements. Pursuant to these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $1.07 billion, $997.2 million, $1.05 billion and $1.04 billion at December 31, 1998, December 31, 1997, December 31, 1996, and June 30, 1996, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $22.8 million and $21.6 million at December 31, 1998 and 1997, respectively.

  Mortgage servicing rights are included in the statements of financial condition in other assets. The company capitalizes servicing rights on loan originations it identifies for sale at the time of origination. During 1998, steadily declining long-term interest rates had a negative effect on the value of the Bank's mortgage servicing rights. Actual prepayments in the Bank's loans serviced for others portfolio were greater than management's initial estimate at the time of capitalization, requiring the writedown in value of $1.3 million.
No such writedown was necessary during the year ended December 31, 1997, the six months ended December 31, 1996 or the year ended June 30, 1996.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  Activity in mortgage servicing rights is as follows for the periods indicated:

                                                                           Year Ended December 31,   Six Months Ended  Year Ended
                                                                           -----------------------      December 31,     June 30,
                                                                             1998            1997         1996            1996
                                                                           --------          -----   ----------------   ----------
                                                                                              (In thousands)
Balance at beginning of period                                              $ 2,494          2,028         1,840          1,160
Additions                                                                     4,291            904           344            933
Amortization                                                                 (1,308)          (438)         (156)          (253)
Impairment writedown                                                         (1,269)            --            --             --
                                                                            -------          -----         -----          -----
Balance at end of period                                                    $ 4,208          2,494         2,028          1,840
                                                                            =======          =====         =====          =====

7.  Accrued Interest Receivable

    Accrued interest receivable is summarized as follows:

                                                           December 31,
                                                   --------------------------
                                                     1998              1997
                                                   --------           -------
                                                         (In thousands)
Investment securities                               $ 2,695             1,826
Mortgage-backed securities                            1,075             2,060
Loans receivable                                     18,815            17,940
Reserve for uncollected interest                     (1,040)             (856)
                                                    -------            ------
                                                    $21,545            20,970
                                                    =======            ======

8.  Foreclosed Real Estate

    Foreclosed real estate is summarized as follows:

                                                          December 31,
                                                   -------------------------
                                                    1998               1997
                                                   -------            ------
                                                         (In thousands)
Residential real estate                             $1,736               489
Commercial real estate                               6,621                --
                                                    ------            ------
                                                    $8,357               489
                                                    ======            ======

  At December 31, 1998, foreclosed commercial real estate primarily consists of a commercial office park, which had previously been considered as an impaired loan prior to foreclosure on January 29, 1998. Upon foreclosure, the Bank also assumed an industrial revenue bond obligation in the amount of $6.0 million that is collateralized by the property. In addition, the Bank maintains a standby letter of credit against the industrial revenue bond obligation in the amount of $6.5 million.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


9.  Real Estate Held for Development or Sale

    Real estate held for development or sale is summarized by project as follows:

                                                      December 31,
                                           ---------------------------------
                                             1998                      1997
                                           -------                    ------
                                                     (In thousands)
Tallgrass of Naperville                    $17,817                    14,292
Reigate Woods                                3,419                     5,314
Woodbridge                                   2,436                     3,498
Creekside of Remington                       1,456                     1,662
Harmony Grove                                    6                     4,856
Fields of Ambria                                --                     1,243
Ashbury                                         --                        50
Clow Creek Farm                                 --                       128
Woods of Rivermist                              --                       154
                                           -------                   -------
                                           $25,134                    31,197
                                           =======                   =======

Income (loss) from real estate operations is summarized by project for the periods indicated:

                            Year Ended December 31,   Six Months Ended  Year Ended
                            -----------------------      December 31,     June 30,
                             1998          1997              1996          1996
                            ------       -------      ----------------  -----------
                                              (In thousands)
Harmony Grove               $2,851         1,588               760          --
Reigate Woods                  930           610               826          98
Ashbury                        297           290             1,624       1,392
Clow Creek Farm                260           700               261       3,536
Woodbridge                     153         3,452               349          86
Tallgrass of Naperville        114            --                --          --
Creekside of Remington          29            16                --          81
Woods of Rivermist               5           220               157          --
Fields of Ambria              (122)           --               156          17
Other                           --            --                --        (424)
                            ------         -----             -----       -----
                            $4,517         6,876             4,133       4,786
                            ======         =====             =====       =====

  The loss of $424,000 in the year ended June 30, 1996 represents the write-off of capitalized costs on a parcel of land that the Company decided not to exercise its option to purchase. Interest capitalized to real estate held for development or sale amounted to $267,000, $308,000, $271,000, and $579,000 for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and year ended June 30, 1996, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

10.  Premises and Equipment

  Premises and equipment are summarized as follows:

                                                            December 31,
                                                         -------------------
                                                           1998       1997
                                                         ---------  --------
                                                           (In thousands)
Land                                                     $  7,448     6,371
Office buildings                                           30,300    26,673
Furniture, fixtures and equipment                          23,985    20,499
Leasehold improvements                                      1,382     1,248
                                                         --------   -------
   Total office properties and equipment, at cost          63,115    54,791
Less: accumulated depreciation and amortization           (22,391)  (18,971)
                                                         --------   -------
                                                         $ 40,724    35,820
                                                         ========   =======

  Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $3.7 million, $3.1 million, $1.4 million, and $2.0 million, for the years ended December 31, 1998 and 1997, six months ended December 31, 1996 and year ended June 30, 1996, respectively.

  The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, was $1.2 million, $1.1 million, $265,000, and $260,000, respectively. The projected minimum rentals under existing leases (excluding lease escalations) as of December 31, 1998, are as follows: 1999 $1.2 million; 2000 $1.0 million; 2001 $940,000; 2002 $909,000; 2003 $884,000; 2004 and thereafter $2.0 million.

11. Intangible Assets

  Intangible assets are summarized as follows:

                                                                 Core deposit
                                                      Goodwill    Intangible     Total
                                                      --------   -------------   ------
                                                                (In thousands)
Balance at June 30, 1995                              $     -            -            -
Additions related to Northwestern acquisition          27,014        8,851       35,865
Amortization expense                                     (113)        (122)        (235)
                                                      -------       ------       ------
Balance at June 30, 1996                               26,901        8,729       35,630
Adjustment related to Northwestern acquisition            125            -          125
Amortization expense                                     (679)        (709)      (1,388)
                                                      -------       ------       ------
Balance at December 31, 1996                           26,347        8,020       34,367
Adjustment related to Northwestern acquisition           (400)           -         (400)
Amortization expense                                   (1,341)      (1,296)      (2,637)
                                                      -------       ------       ------
Balance at December 31, 1997                           24,606        6,724       31,330
Additions related to Westco acquisition                31,598        1,702       33,300
Amortization expense                                   (1,336)      (1,075)      (2,411)
                                                      -------       ------       ------
Balance at December 31, 1998                          $54,868        7,351       62,219
                                                      =======       ======       ======

  Adjustments to goodwill after acquisition are generally made within one year of acquisition date and are primarily related to tax adjustments on assets and liabilities assumed in the acquisition.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

12.  Deposits
     Deposit account balances by interest rate are summarized as follows:

                                                        December 31, 1998                                  December 31, 1997
                                         ------------------------------------------------          ---------------------------------
                                                                                Weighted                                    Weighted
                                                                 % of            Average                         % of        Average
                                                   Amount        Total            Rate               Amount     Total         Rate
                                                 ----------      -----            ----               ------     -----         ----
                                                                                 (Dollars in thousands)
Commercial checking  accounts                   $    46,118        1.7%             --%          $     40,016     1.7%          --%
Non-interest bearing checking                        60,215        2.3              --                 45,787     2.0           --
Interest bearing NOW accounts                       213,315        8.0            1.34                163,403     7.0         1.42
Money market accounts                               155,500        5.9            3.32                140,280     6.0         3.46
Passbook accounts                                   724,401       27.2            2.51                650,316    27.8         2.80
                                                  ---------       ----                              ---------    ----
                                                  1,199,549       45.1            2.19              1,039,802    44.5         2.44
                                                  ---------       ----                              ---------    ----

Certificate accounts:
 Less than 4.00%                                        369        0.1            2.49                    774     0.1         2.86
  4.00% to 4.99%                                    424,873       16.0            4.65                 30,512     1.2         4.83
  5.00% to 5.99%                                    823,619       31.0            5.45                939,265    40.2         5.55
  6.00% to 6.99%                                    167,371        6.3            6.32                286,476    12.3         6.21
  7.00% to 7.99%                                     24,391        0.9            7.27                 12,048     0.5         7.21
  8.00% to 8.99%                                     12,766        0.4            8.26                 26,834     1.1         8.53
  9.00% and greater                                   1,314        0.1            9.03                  1,302     0.1         9.03
                                                  ---------       ----                              ---------    ----
                                                  1,454,703       54.8            5.38              1,297,211    55.5         5.76
                                                  ---------       ----                              ---------    ----
Unamortized premium                                   2,620        0.1                                     --      --
                                                  ---------       ----                              ---------    ----
    Total deposits                              $ 2,656,872      100.0%           3.93%          $  2,337,013   100.0%        4.28%
                                                  =========      =====            ====              =========   =====         ====

   Scheduled maturities of certificate accounts at December 31, 1998 are as follows (in thousands):

12 months or less                                    $  1,139,710
13 to 24 months                                           218,365
25 to 36 months                                            40,318
Over 36 months                                             56,310
                                                       ----------
                                                     $  1,454,703
                                                       ==========

   Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                                                                             Six Months Ended             Year Ended
                                                                Year Ended December 31           December 31,               June 30,
                                                                   1998         1997                1996                      1996
                                                                --------     ----------            ------                   -------
                                                                                       (In thousands)
  NOW and money market accounts                               $    6,851          6,834             3,286                     6,376
  Passbook accounts                                               17,132         18,765             9,683                     8,967
  Certificate accounts                                            71,805         72,982            34,998                    47,982
                                                                --------     ----------            ------                   -------
                                                              $   95,788         98,581            47,967                    63,325
                                                                ========     ==========            ======                   =======

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $195.6 million, $159.8 million, $142.5 million, and $136.2 million at December 31, 1998, 1997 and 1996, and at June 30, 1996, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     At December 31, 1998, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and market value of $11.6 million, were pledged as collateral for certain jumbo certificates.

     Federal Deposit Insurance Special Assessment. The Deposit Insurance Funds Act of 1996 imposed a special one-time assessment on Savings Associations Insurance Fund ("SAIF") members to increase the reserve levels of the SAIF to 1.25% of insured deposits. The rate charged members, including the Bank, was
65.7 basis points. On September 30, 1996, the Bank recorded a pre-tax charge of $14.2 million ($8.7 million on an after-tax basis) as a result of the special assessment.

13.  Borrowed Funds

Borrowed funds are summarized as follows:


                                                         December 31, 1998              December 31, 1997
                                                ------------------------------------    -------------------
                                                                 Weighted                Weighted
                                                 Interest Rate    Average                Average
                                                     Range         Rate      Amount       Rate     Amount
                                                --------------   --------   --------     -------- ---------
                                                              (Dollars in thousands)
Fixed-rate advances from FHLB due:
  Within 1 year                                  5.46% -  6.69%     6.31%   $  190,000      6.72%  $ 95,000
  1 to 2 years                                   5.63  -  7.91      6.63       105,000      6.31    190,000
  2 to 3 years                                   5.62  -  6.84      6.41       165,000      6.63    105,000
  3 to 4 years                                   5.75  -  6.15      5.97        55,000      6.41    165,000
  4 to 6 years                                   6.39  -  6.39      6.39           500      5.97     55,000
  6 to 7 years                                                        --            --      6.39        500
  7 to 8 years                                   4.87  -  5.37      5.10        75,000        --         --
  Greater than 8 years                           4.81  -  5.86      5.26       285,000        --         --
                                                 -------------      ----    ----------     -----   --------
   Total fixed rate advances                     4.81  -  7.91      5.90       875,500      6.43    610,500
Adjustable-rate advances from FHLB due:
  Within 1 year                                  5.20  -  5.28      5.24        50,000        --         --
  1 to 2 years                                                        --            --      5.79     25,000
  2 to 3 years                                   5.37  -  5.37      5.37        25,000        --         --
  Greater than 3 years                           5.06  -  5.06      5.06        25,000      5.69     25,000
                                                 -------------      ----    ----------     -----   --------
   Total adjustable rate advances                5.06  -  5.37      5.23       100,000      5.74     50,000
                                                 -------------      ----    ----------     -----   --------
   Total advances from FHLB                      4.81  -  7.91      5.83       975,500      6.37    660,500
                                                 -------------      ----    ----------     -----   --------
Collateralized mortgage obligations:
  Issued by MAFC due 2018                                                           --               11,204
  Unamortized discount                                                              --                 (654)
                                                                            ----------             --------
                                                                      --            --     12.08     10,550
                                                                            ----------             --------
  Issued by NWAC due 2018                                                           --               19,480
  Unamortized premium                                                               --                  179
                                                                            ----------             --------
                                                                      --            --      8.05     19,659
                                                                            ----------             --------
   Total collateralized mortgage obligations, net                                   --               30,209
                                                                            ----------             --------
Fixed-rate reverse repurchase agreements                            6.35        20,000      6.31     44,804
Unsecured term bank loan                                            6.28        33,000      6.72     34,500
Other borrowing                                                     3.35         6,000        --         --
                                                                            ----------             --------
   Total borrowed funds                                             5.84%   $1,034,500      6.51%  $770,013
                                                                    ====    ==========     =====   ========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Federal Home Loan Bank of Chicago Advances. The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 1998, adjustable-rate advances adjust as follows: $50.0 million at the three month London interbank offering rate ("LIBOR") less .12%; $25.0 million at 1 month LIBOR less .29%; and $25.0 million at the FHLB of Chicago Daily Investment Deposit rate plus .45%.

  Included in FHLB of Chicago advances at December 31, 1998 are $360.0 million of fixed-rate advances and $25.0 million of adjustable-rate advances with original scheduled maturities of 7 to 10 years, which are callable at the discretion of the FHLB of Chicago at periods from 3 to 7 years from the origination date. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advances prior to their final maturity.

  Collateralized Mortgage Obligations. The Bank issued collateralized mortgage obligations ("CMOs") in 1988 through MAFC. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. At December 31, 1997, the CMOs were secured by mortgage-backed securities of the Bank with a carrying value of $11.1 million and a fair value of $11.7 million, respectively. In 1998, the Bank sold its 100% beneficial interest in MAFC, at a net loss of $(739,000). Due to the sale, the Bank no longer consolidates MAFC. For the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, the effective annual cost of the CMOs was approximately 11.72%, 11.07%, and 11.24%, respectively.

  Through acquisition, the Bank has CMOs that were issued by NWAC in 1988. The CMOs were issued in two classes, which have floating interest rates tied to LIBOR. The CMOs are collateralized by mortgage-backed securities of the Bank. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the CMOs. At December 31, 1997, the CMOs were secured by mortgage-backed securities of the Bank with a carrying value of $19.4 million and fair value of $20.5 million. In 1998, the NWAC sold its 100% beneficial interest in NWAC at a net gain of $815,000. Due to the sale, the Bank no longer consolidates NWAC. For the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, the effective annual cost of the CMOs was approximately 8.24%, 8.30% and 8.05%, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  Reverse Repurchase Agreements. The Bank enters into sales of securities under agreements to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers and are treated as financings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and are reflected as assets. The following table presents certain information regarding reverse repurchase agreements as of and for the periods indicated:


                         Year Ended December 31,  Six Months Ended   Year Ended
                         -----------------------    December 31       June 30,
                            1998       1997           1996             1996
                           -------     ------        ------           ------
                                                   (In thousands)
Balance at end of period   $20,000     44,804        79,804           39,804
Maximum month-end balance   44,804     79,804        79,804           78,826
Average balance             30,750     72,571        68,717           18,619
Weighted average rate at
 end of period                6.35%      6.31          6.55             6.74
Weighted average rate on
 average balance              6.33       6.43          6.50             7.25
                           =======     ======        ======           ======

  At December 31, 1998 and 1997, reverse repurchase agreements were collateralized by investment and mortgage-backed securities with a carrying value of $20.7 million and $48.2 million and a market value of $20.7 million and $48.7 million, respectively. At December 31, 1998, the bank has one reverse repurchase agreement with a remaining term to maturity of 8 months.

  Unsecured Term Bank Loan. The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of Northwestern. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. At December 31, 1998, the balance of the unsecured term loan is $33.0 million. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $15.0 million one year unsecured revolving line of credit which is renewable annually on April 30. The interest rate on the line of credit is the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1998, the Company was in compliance with these covenants.

  Scheduled principal repayments of the unsecured term bank loan are as follows as of December 31, 1998 (in thousands):

December 31, 1999    $ 3,100
December 31, 2000      4,500
December 31, 2001      7,000
December 31, 2002      9,200
December 31, 2003      9,200
                     -------
                     $33,000
                     =======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Other Borrowing. The other borrowing of $6.0 million is an industrial revenue bond obligation collateralizing a commercial office building that the Bank foreclosed on in 1998. The borrowing is remarketed periodically by an independent broker for a term determined by the owner of the property. In 1998, the borrowing was remarketed on a quarterly basis. The borrowing is assumable by any purchaser of the commercial office building.

  Interest expense on borrowed funds and subordinated capital notes is summarized as follows for the periods indicated:

                                       Year Ended December 31,    Six Months Ended  Year Ended
                                       -----------------------       December 31,     June 30,
                                          1998         1997            1996            1996
                                       ----------     ------        ------------     --------
                                                        (In thousands)
FHLB of Chicago advances                  $47,936      34,086         14,082           23,741
Collateralized mortgage obligations           216       3,163          1,822            2,058
Reverse repurchase agreements               1,936       4,642          2,393            1,466
Unsecured bank term loan                    2,306       2,387          1,186              163
Subordinated capital notes                  2,165       2,357          1,181            2,468
Other borrowing                               228           -              -                -
                                          -------      ------         ------           ------
                                          $54,787      46,635         20,664           29,896
                                          =======      ======         ======           ======

14.  Subordinated Capital Notes


  During the year ended December 31, 1998, the Company called its $27.6 million of 8.32% Subordinated Capital Notes due September 30, 2005. Under the terms of the bond indenture, the call was made at par plus accrued interest, and resulted in an extraordinary charge to income of $456,000, or $.02 per diluted share, representing the after-tax impact of the remaining $750,000 of unamortized transaction costs, net of income tax benefits of $294,000.

  During the year ended June 30, 1996, the Company refinanced its $20.9 million of 10% Subordinated Capital Notes due June 30, 2002 with $27.6 million of 8.32% Subordinated Notes due September 30, 2005. The refinance transaction resulted in a $474,000, or $0.03 per share extraordinary charge to earnings due to the early extinguishment of debt as a result of writing-off the remaining unamortized transaction costs of $774,000, net of income tax benefits of $300,000.

15.  Derivative Financial Instruments

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     The following is a summary of the Bank's forward sales commitment activity for the periods indicated:

                                                       Year Ended  December 31,    Six Months Ended    Year Ended
                                                      --------------------------     December 31,       June 30,
                                                        1998              1997          1996             1996
                                                      ---------         --------   ----------------    ----------
                                                                         (In thousands)
Balance at beginning of year                           $  7,088            8,676         39,431          42,100
New forward commitments to deliver loans                542,807          104,229         34,734         305,488
Loans delivered to satisfy forward commitments         (437,549)        (105,817)       (65,489)       (308,157)
                                                       --------         --------        -------        --------
Balance at end of year                                 $112,346            7,088          8,676          39,431
                                                       ========         ========        =======        ========

     The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain (loss) on sale of mortgage loans for the year ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 are $110,000, $-0-, $22,000 of net futures losses, and $75,000 of net futures gains, respectively, from hedging activities. At December 31, 1998 the Bank had $17,000 of net deferred gains. At December 31, 1997, the Bank had $2,000 of net deferred gains on futures contracts.

     The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

                                                       Year Ended  December 31,    Six Months Ended    Year Ended
                                                      --------------------------     December 31,       June 30,
                                                        1998              1997          1996             1996
                                                      ---------         --------   ----------------    ----------
                                                                         (In thousands)
Balance at beginning of year                           $     --           1,500           6,500           2,700
Interest rate futures contracts sold                     59,700          33,700          29,300         116,800
Interest rate futures contracts closed                  (58,700)        (35,200)        (34,300)       (113,000)
                                                       --------         -------         -------        --------
Balance at end of year                                 $  1,000              --           1,500           6,500
                                                       ========         =======         =======        ========

16.  Income Taxes

     Total income tax expense was allocated as follows for the periods indicated:

                                                       Year Ended  December 31,    Six Months Ended    Year Ended
                                                      --------------------------     December 31,       June 30,
                                                        1998               1997          1996             1996
                                                      ---------         --------   ----------------    ----------
                                                                         (In thousands)
Income from continuing operations                      $ 23,793          22,707           5,602          10,805
Extraordinary item                                         (294)             --              --            (300)
Stockholders' equity, for compensation
 expense recognized for tax purposes in excess
 of amounts for financial reporting purposes               (152)            (60)            (13)            (13)
Stockholders' equity, for change in unrealized
 gain (loss) on marketable securities                      (734)            916             605            (471)
                                                       --------         -------         -------        --------
                                                       $ 22,613          23,563           6,194          10,021
                                                       ========         =======         =======        ========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     Retained earnings at December 31, 1998 include $59.4 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $23.5 million.

     Income tax expense (benefit) attributable to income from continuing operations for the periods indicated is summarized as follows:

                                                  Year Ended December 31,   Six Months Ended  Year Ended
                                                  -----------------------     December 31,     June 30,
                                                      1998         1997           1996           1996
                                                  ------------  ---------   ----------------  ----------
                                                                     (In thousands)
     Current:
       Federal                                       $21,057       18,805         4,163          8,139
       State                                           3,054        1,644           545          1,094
                                                     -------       ------         -----         ------
                                                      24,111       20,449         4,708          9,233
     Deferred:
       Federal                                          (222)       1,979           769          1,268
       State                                             (96)         279           125            304
                                                     -------       ------         -----         ------
                                                        (318)       2,258           894          1,572
                                                     -------       ------         -----         ------
     Total income tax expense attributed to
      income from continuing operations              $23,793       22,707         5,602         10,805
                                                     =======       ======         =====         ======

     The reasons for the differences between the effective income tax rate attributable to income from continuing operations and the corporate federal income tax rate are summarized in the following table:

                                                                   Percentage of
                                                            Income Before Income Taxes
                                              -------------------------------------------------------
                                              Year Ended December 31,   Six Months Ended  Year Ended
                                              ------------------------    December 31,     June 30,
                                                  1998         1997           1996           1996
                                              ------------  ----------  ----------------  -----------
Federal income tax rate                           35.0%        35.0            35.0          35.0
Items affecting effective income tax rate:
  State income taxes, net of federal benefit       2.9          2.0             3.0           3.2
  Other items, net                                 0.2          0.4             1.0          (0.3)
                                                  ----         ----            ----          ----
Effective income tax rate                         38.1%        37.4            39.0          37.9
                                                  ====         ====            ====          ====

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                        December 31,
                                                    -------------------
                                                      1998       1997
                                                    ---------  --------
                                                       (In thousands)
Deferred tax assets:
 Loan origination fees                              $    949       615
 Deferred compensation                                 4,887     2,729
 Book general loan loss reserves                       6,402     5,884
 Book versus tax basis of real estate held for sale      219       672
 Book versus tax state income tax expense                 48       217
 Book versus tax basis of loans receivable               892     2,094
 Book versus tax basis of securities                     192        71
 Book versus tax basis of deposits                     1,048       --
 Other                                                   557       334
                                                    --------   -------
  Total deferred tax assets                           15,194    12,616
Deferred tax liabilities:
 Loan origination fees                                (2,446)   (2,260)
 Excess of tax bad debt reserve over base year amount (2,293)   (1,429)
 Book versus tax state income tax expense                (93)      (64)
 Book versus tax basis of real estate held for sale     (584)     (902)
 Book versus tax basis of land and fixed assets       (2,044)   (1,862)
 Book versus tax basis of capitalized servicing       (1,534)     (870)
 Book versus tax basis of intangible assets           (2,940)   (2,689)
 Book versus tax basis of securities                  (1,374)   (2,036)
 Other                                                  (193)     (186)
                                                    --------   -------
  Total deferred tax liabilities                     (13,501)  (12,298)
                                                    --------   -------
  Net deferred tax asset                            $  1,693       318
                                                    ========   =======

  The Company believes that it is more likely than not that the net deferred tax asset will be realized, based on historical taxable income levels and anticipated future earnings and taxable income levels. The Company has reported federal taxable income and pre-tax book income amounts totaling approximately $113 million and $122 million over the past two years, respectively.

17.  Regulatory Capital

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

  Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table on the following page) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                               For Capital                             Prompt Corrective
                                    Actual                  Adequacy Purposes                          Action Provisions
                               ----------------   ---------------------------------------    -------------------------------------
                                Amount   Ratio          Amount                 Ratio              Amount                Ratio
                               --------  ------   ------------------       --------------    ------------------    ---------------
                       (Dollars in thousands)
As of December 31, 1998:
 Tangible capital
  (to total assets)            $266,793   6.67%   (greater $ 60,009        (greater 1.50%               N/A
                                                    than                     than
                                                  equal to)                equal to)
Core capital
  (to total assets)            $266,793   6.67%   (greater $120,018        (greater 3.00%    (greater $200,030     (greater  5.00%
                                                    than                     than              than                  than
                                                  equal to)                equal to)         equal to)             equal to)
Total capital
  (to risk-weighted assets)    $283,563  13.42%   (greater $169,051        (greater 8.00%    (greater $211,313     (greater 10.00%
                                                    than                     than              than                  than
                                                  equal to)                equal to)         equal to)             equal to)
 Core capital
  (to risk-weighted assets)    $266,793  12.63%               N/A                            (greater $126,788     (greater  6.00%
                                                                                               than                  than
                                                                                             equal to)             equal to)

As of December 31, 1997:
 Tangible capital
  (to total assets)            $232,109   6.88%   (greater $ 50,605        (greater 1.50%                N/A
                                                    than                     than
                                                  equal to)                equal to)
 Core capital
  (to total assets)            $232,109   6.88%   (greater $101,210        (greater 3.00%    (greater $168,683     (greater  5.00%
                                                    than                     than              than                  than
                                                  equal to)                equal to)         equal to)             equal to)
 Total capital
  (to risk-weighted assets)    $247,280  14.34%   (greater $137,906        (greater 8.00%    (greater $172,382     (greater 10.00%
                                                    than                     than              than                  than
                                                  equal to)                equal to)         equal to)             equal to)
 Core capital
  (to risk-weighted assets)    $232,109  13.46%               N/A                            (greater $103,429     (greater  6.00%
                                                                                               than                  than
                                                                                             equal to)             equal to)







     OTS regulations require that in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $12.5 million investment in Mid America Developments and NW Financial at December 31, 1998, all of which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements.

     The Bank is subject to certain annual restrictions on the amount of dividends it may declare to the Company without prior regulatory approval, based on its earnings and its excess capital over the minimum required for capital adequacy purposes. At December 31, 1998, $43.8 million of the Bank's retained earnings were available for dividend declaration without prior regulatory approval.

     As of December 31, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


18. Officer, Director and Employee Benefit Plans

  Employee Stock Ownership Plan (ESOP). The Mid America Bank, fsb ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company's stock. For the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, total contributions to the ESOP were $800,000, $750,000, $598,000, and $360,000, respectively. The Company purchased 34,314, 35,250, 51,750, and 32,079 of its own shares on behalf of the ESOP for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and year June 30, 1996, respectively.

  Profit Sharing Plan/401(k) Plan. The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax contributions of up to 15% of their compensation and after-tax contributions of up to 10% of compensation, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35% of the first 4% of salary deferral up to $30,000 of annual compensation, and 25% of the first 2% of salary deferral for annual compensation over $30,000. The Bank, at its discretion, may make additional contributions. Employees' contributions vest immediately while the Bank's contributions vest gradually based on an employee's years of service. The Bank made discretionary and matching contributions of $800,000, $700,000, $62,000, and $360,000 for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, respectively.

  Westco Benefit Plans. The Westco ESOP and Westco Profit Sharing Plan will be merged with the Mid America Bank, fsb ESOP and Mid America Bank, fsb Profit Sharing/401(k) Plan, respectively, during 1999. The Westco Retirement Plan will be terminated during 1999. There is no financial statement impact for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996 for any of these plans.

  Stock Option Plans. The Company and its shareholders have adopted an incentive stock option plan ("Incentive Plan") and a premium price stock option plan ("Premium Plan") for the benefit of employees and directors of the Bank.

  The number of shares of common stock authorized under the Incentive Plan is 2,227,791. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. A summary of the stock option activity and related information in the Incentive Plan follows:

                                      Year Ended December 31,
                           ----------------------------------------------       Six Months Ended             Year Ended
                                   1998                     1997                December 31, 1996           June 30, 1996
                           ---------------------    ---------------------     ---------------------     ---------------------
                                        Average                  Average                   Average                   Average
                                        Exercise                 Exercise                  Exercise                  Exercise
                            Shares       Price       Shares       Price        Shares       Price        Shares       Price
                           ---------    --------    ---------    --------     ---------    --------     ---------    --------
Beginning of period        1,195,402      $ 4.15    1,199,770      $ 3.24     1,120,120      $ 2.64     1,127,365       $2.64
Granted                      232,450       23.65       92,250       15.22        88,875       10.78             -           -
Exercised                   (131,176)       3.07      (96,618)       3.42        (9,225)       2.99        (7,245)       2.32
Cancelled                     (3,000)      23.46            -           -             -           -             -           -
                           ---------                ---------                 ---------                 ---------
End of period              1,293,676      $ 7.72    1,195,402      $ 4.15     1,199,770      $ 3.24     1,120,120       $2.64
                           =========      ======    =========      ======     =========      ======     =========       =====
Options exercisable        1,093,172      $ 4.95    1,132,670      $ 3.65     1,140,518      $ 2.85     1,120,120       $2.64
                           =========      ======    =========      ======     =========      ======     =========       =====
Fair value of options
  granted during period        $9.92                    $6.33                     $4.35                     $   -
                               =====                    =====                     =====                     =====

  At December 31, 1998, options for 639,603 shares were available for grant under the Incentive Plan.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  The number of shares of common stock authorized under the Premium Plan is 556,875. The option exercise price equals 133% of the fair market value of the common stock on the date of grant with respect to executive officers, 110% with respect to directors and 100% with respect to non-executive employees. The option term cannot exceed 10 years. A summary of the stock option activity and related information in the Premium Plan follows:

                                      Year Ended December 31,
                           ----------------------------------------------       Six Months Ended             Year Ended
                                   1998                     1997                December 31, 1996           June 30, 1996
                           ---------------------    ---------------------     ---------------------     ---------------------
                                        Average                  Average                   Average                   Average
                                        Exercise                 Exercise                  Exercise                  Exercise
                            Shares       Price       Shares       Price        Shares       Price        Shares       Price
                           ---------    --------    ---------    --------     ---------    --------     ---------    --------
Beginning of period          383,536      $13.85      338,810      $12.87       216,173      $12.02       118,624      $11.66
Granted                       63,870       30.81       51,448       20.05       122,637       14.37        97,549       12.46
Exercised                    (30,794)      12.62       (6,722)      11.90             -           -             -           -
                             -------                  -------                   -------                   -------
End of period                416,612      $16.54      383,536      $13.85       338,810      $12.87       216,173      $12.02
                             =======      ======      =======      ======       =======      ======       =======      ======
Options exercisable          409,112      $16.58      332,459      $13.80       211,417      $12.31        59,776      $12.02
                             =======      ======      =======      ======       =======      ======       =======      ======
Fair value of options
  granted during period        $8.07                    $5.40                     $3.44                     $3.56
                               =====                    =====                     =====                     =====

  At December 31, 1998, options for 102,747 shares were available for grant under the Premium Plan.

  In conjunction with the Company's acquisitions, certain stock options owned by individuals of the acquired institutions were carried over into stock options of the Company based on the transactions' exchange ratios. The values of these stock options were included in the purchase price of the transactions as well as in additional paid-in capital in the consolidated statements of financial condition. A summary of the activity in these carryover stock options is as follows:

                                      Year Ended December 31,
                           ----------------------------------------------       Six Months Ended             Year Ended
                                   1998                     1997                December 31, 1996           June 30, 1996
                           ---------------------    ---------------------     ---------------------     ---------------------
                                        Average                  Average                   Average                   Average
                                        Exercise                 Exercise                  Exercise                  Exercise
                            Shares       Price       Shares       Price        Shares       Price        Shares       Price
                           ---------    --------    ---------    --------     ---------    --------     ---------    --------
Beginning of period           15,802      $ 2.13       29,253      $ 2.13       376,275      $ 2.13             -      $    -
Carryover options issued     268,301        4.94            -           -             -           -       376,275        2.13
Exercised                     (1,500)       2.13      (13,451)       2.13      (347,022)       2.13             -           -
                             -------                  -------                  --------                   -------
End of period                282,603      $ 4.80       15,802      $ 2.13        29,253      $ 2.13       376,275      $ 2.13
                             =======      ======      =======      ======      ========      ======       =======      ======
Options exercisable          282,603      $ 4.80       15,802      $ 2.13        29,253      $ 2.13       376,275      $ 2.13
                             =======      ======      =======      ======      ========      ======       =======      ======

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options Outstanding                           Options Exercisable
                     ---------------------------------------------------     -------------------------------
                                    Weighted-Average    Weighted-Average                    Weighted-Average
    Range of           Options         Remaining            Exercise           Options          Exercise
Exercise Prices      Outstanding      Life (yrs.)            Price           Exercisable         Price
----------------     -----------      -----------            ------          -----------         ------
$ 2.13 to $ 4.94       1,147,959          1.78               $ 3.02            1,147,959         $ 3.02
  6.13 to  12.43         294,486          6.02                11.23              294,486          11.23
 14.33 to  31.20         550,446          8.51                20.82              342,442          19.78
                       ---------                                               ---------
                       1,992,891          4.27               $ 9.15            1,784,887         $ 7.59
                       =========          ====               ======            =========         ======

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

                                                      Year Ended December 31,       Six Months Ended
                                                      -----------------------         December 31,
                                                       1998             1997              1996
                                                      -------          ------            -----
                                                      (Dollars in thousands, except per share data)
  Net income                      As reported         $38,246          37,948            8,775
                                  Pro-forma            37,031          37,041            8,533

  Basic earnings per share        As reported            1.70            1.64              .37
                                  Pro-forma              1.65            1.60              .36

  Diluted earnings per share      As reported            1.65            1.59              .36
                                  Pro-forma              1.60            1.55              .35
                                                      =======          ======            =====

  The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1998, December 31, 1997 and the six months ended December 31, 1996, respectively: dividend yield of .84%, 1.05% and 1.33%; expected volatility of 21.1%, 17.9% and 18.6%; risk-free interest rates of 5.80%, 6.72% and 6.34%; expected life of 10 years for each period.

  Supplemental Executive Retirement Plan. The Bank sponsors a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994. Ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant's accrued benefit at the time of death. The plan is unfunded, however, the Company funds life insurance policies that may be used to satisfy obligations of the SERP.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  The following table sets forth the change in benefit obligations and the related assumptions for the SERP for the periods indicated:

                                                                           Year Ended         Six
                                                                          December 31,    Months Ended   Year Ended
                                                                         --------------   December 31,    June 30,
                                                                          1998     1997       1996          1996
                                                                         -------   ----       ----          ----
                                                                                      (In thousands)
Projected benefit obligation - beginning of period                       $   850    499        402            97
Service cost                                                                 283    241        138           234
Interest cost                                                                 63     40          9            10
Actuarial (gains) losses                                                     107     75        (50)           61
Benefits paid                                                                 (5)    (5)         -             -
                                                                         -------   ----       ----          ----
Projected benefit obligation - end of period                             $ 1,298    850        499           402
                                                                         =======   ====       ====          ====

Funded status                                                             (1,298)  (850)      (499)         (255)
Unrecognized loss                                                            191     84          9            61
                                                                         -------   ----       ----          ----
Prepaid (accrued) benefit cost                                           $(1,107)  (766)      (490)         (194)
                                                                         =======   ====       ====          ====

Weighted average assumptions at period end:
Discount rate                                                               7.00%  7.50       8.00          7.50
Rate of compensation increase                                               5.00   5.00       5.00          5.00

  The following sets forth the components of the net periodic benefit cost related to the SERP for the period indicated:

                                                                           Year Ended         Six
                                                                          December 31,    Months Ended   Year Ended
                                                                         --------------   December 31,    June 30,
                                                                          1998     1997       1996          1996
                                                                         -------   ----       ----          ----
                                                                                      (In thousands)
Service cost                                                             $   283    241        138           234
Interest cost                                                                 63     40          9            10
Unrecognized net loss                                                          -      -          2             -
                                                                         -------   ----       ----          ----
Net periodic benefit cost                                                $   346    281        149           244
                                                                         =======   ====       ====          ====

19. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

  The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the financial statements.

  Commitments to originate and purchase loans of $332.0 million at December 31, 1998, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $248.8 million were fixed-rate, with rates ranging from 5.50% to 8.25%, and $83.2 million were adjustable-rate loans. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate,

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. At December 31, 1998, forward commitments to sell mortgage loans for future delivery were $112.3 million, of which $89.4 million are related to loans held for sale, and $22.9 million are unfunded as of December 31, 1998.

  Additionally, the Bank has approved, but unused, home equity lines of credit of $90.1 million at December 31, 1998. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the homes current appraised value, less existing liens, at a commensurate higher interest rate.

  At December 31, 1998, the Bank had standby letters of credit totaling $15.7 million. Two of these standby letters of credit total $13.3 million, and enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. One of these, in the amount of $6.5 million, is related to a foreclosed real estate parcel. At December 31, 1998, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and market value of $22.3 million and $25.4 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer, as performance under the letters of credits creates a first position lien in favor of the Bank. Additionally, at December 31, 1998, the Company had 15 standby letters of credit totaling $7.9 million, which insure the completion of land development improvements on behalf of MAF Developments, Inc.

  The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

  In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. The Bank's loan portfolio primarily consists of loans within its market area. At December 31, 1998 and 1997, loans representing 92.6% and 84.9%, respectively, of the Bank's total loans receivable were located in the State of Illinois.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


20. Parent Company Only Financial Information

  The information as of December 31, 1998, and 1997, and for the years ended December 31, 1998, December 31, 1997, the six months ended December 31, 1996 and 1995, and the year ended June 30, 1996 presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.


                                                  December 31,
                                               ------------------
Condensed Statements of Financial Condition      1998      1997
                                               --------   -------
(In thousands)
Assets:
 Cash and cash equivalents                     $ 13,762    15,010
 Investment securities                           12,462    10,734
 Equity in net assets of subsidiaries           350,056   285,906
 Other assets                                    16,876    15,898
                                               --------   -------
                                               $393,156   327,548
                                               ========   =======
Liabilities and Stockholders' Equity:
 Unsecured term bank loan                        33,000    34,500
 Subordinated capital notes, net                     --    26,779
 Accrued expenses                                15,476     2,858
                                               --------   -------
 Total liabilities                               48,476    64,137
                                               --------   -------
Stockholders' equity:
 Common stock                                       254       169
 Additional paid-in capital                     191,473   172,201
 Retained earnings                              159,935   129,002
 Accumulated other comprehensive income             425     1,552
 Treasury stock                                  (7,407)  (39,513)
                                               --------   -------
 Total stockholders' equity                     344,680   263,411
                                               --------   -------
                                               $393,156   327,548
                                               ========   =======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


                                                                        Year Ended             Six Months Ended
                                                                       December 31,              December 31,       Year Ended
                                                                  ----------------------     --------------------     June 30,
Condensed Statements of Operations                                  1998        1997           1996       1995          1996
                                                                  ---------  -----------     -------  -----------   -----------
(In thousands)                                                                                        (Unaudited)
Interest income                                                   $  1,874        1,795          822          715          1,231
Interest expense                                                     4,493        4,766        2,367        1,297          2,641
                                                                  --------      -------       ------       ------     ----------
 Net interest expense                                               (2,619)      (2,971)      (1,545)        (582)        (1,410)
Gain on sale of investments, net                                       740          404          251           45            188
Non-interest expense                                                 1,917        1,931          843          720          1,446
Extraordinary item, net of tax benefit                                (456)         --           --          (474)          (474)
                                                                  --------      -------       ------       ------     ----------
 Net loss before income tax benefit and
  equity in earnings of subsidiaries                                (4,252)      (4,498)      (2,137)      (1,731)        (3,142)
Income tax benefit                                                  (1,615)      (1,872)        (890)        (528)        (1,107)
                                                                  --------      -------       ------       ------     ----------
 Net loss before equity in earnings of subsidiaries                 (2,637)      (2,626)      (1,247)      (1,203)        (2,035)
Equity in earnings of subsidiaries                                  40,883       40,574       10,022        9,018         19,244
                                                                  --------      -------       ------       ------     ----------
 Net income                                                       $ 38,246       37,948        8,775        7,815         17,209
                                                                  ========      =======       ======       ======     ==========

                                                                      Year Ended
                                                                      December 31,        Six Months Ended   Year Ended
                                                                  ---------------------      December 31,      June 30,
Condensed Statements of Cash Flows                                  1998         1997            1996            1996
                                                                  --------      -------       -----------     ----------
(In thousands)
Operating activities:
 Net income                                                       $ 38,246       37,948            8,775       17,209
 Equity in earnings of subsidiaries                                (40,883)     (40,574)         (10,022)     (19,244)
 Dividends received from the Bank                                   50,000       34,500              --        69,000
 Extraordinary item, net of tax benefit                                456          --               --           474
 Gain on sale of investment securities                                (740)        (404)            (251)        (188)
 Amortization of premiums and discounts                                 71           78               36          (28)
 Net decrease (increase) in other assets and liabilities,
  net of effects from acquisitions                                  13,946       (6,052)          (4,139)       7,284
                                                                  --------      -------       ----------     --------
  Net cash provided by (used in) operating activities               61,096       25,496           (5,601)      74,507
Investing activities:
 Proceeds from sale of investment securities                        12,146        3,073            1,956        1,155
 Proceeds from maturity of investment securities                       500          559              --        44,000
 Repayment of loans receivable                                         --           --               514       18,432
 Purchases of investment securities                                (13,769)      (6,157)          (2,798)     (26,367)
 Investment in and loans to subsidiary                                 --           --               (91)        (320)
 Payment for acquisitions, net of cash acquired                    (76,959)         --               --       (257,437)
                                                                  --------      -------           ------   ----------
  Net cash provided by (used in) investing activities              (78,082)      (2,525)            (419)    (220,537)
Financing activities:
 Proceeds from issuance of common stock                             72,713          --               --       131,238
 Proceeds from exercise of stock options                               324          178              535           17
 Proceeds from borrowings                                              --           --               --        61,629
 Repayment of borrowings                                           (29,100)        (500)             --       (20,900)
 Purchases of treasury stock                                       (22,924)     (22,658)             --        (6,299)
 Cash dividends paid                                                (5,275)      (4,048)            (943)      (2,531)
                                                                  --------      -------           ------   ----------
  Net cash provided by (used in) financing activities               15,738      (27,028)            (408)     163,154
                                                                  --------      -------           ------   ----------
  Increase (decrease) in cash and cash equivalents                  (1,248)      (4,057)          (6,428)      17,124
Cash and cash equivalents at beginning of year                      15,010       19,067           25,495        8,371
                                                                  --------      -------           ------   ----------
Cash and cash equivalents at end of year                          $ 13,762       15,010           19,067       25,495
                                                                  ========       ======           ======   ==========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

21. Segment Information

  SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) was issued in June 1997, and utilizes the "management approach" for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

  The Company operates two separate lines of business. The Bank operates primarily as a retail consumer bank, participating in mortgage loan portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the table below:

                                              At or For the Year Ended December 31, 1998
                                        ------------------------------------------------------
                                          Retail        Land                      Consolidated
                                         Banking     Development   Eliminations      Total
                                        ----------   -----------   ------------   ------------
                                                            (In thousands)
Interest income                         $  249,142          -         (2,046)        247,096
Interest expense                           150,575      2,046         (2,046)        150,575
                                        ----------     ------         ------       ---------
 Net interest income                        98,567     (2,046)             -          96,521
Provision for loan losses                      800          -              -             800
                                        ----------     ------         ------       ---------
 Net interest income after provision        97,767     (2,046)             -          95,721
Non-interest income                         21,200      4,517              -          25,717
Non-interest expense                        58,386        557              -          58,943
                                        ----------     ------         ------       ---------
Income before income taxes                  60,581      1,914              -          62,495
Income tax expense                          23,034        759              -          23,793
Extraordinary item, net of tax                (456)         -              -            (456)
                                        ----------     ------         ------       ---------
Net income                              $   37,091      1,155              -          38,246
                                        ==========     ======         ======       =========
Average assets                          $3,541,341     28,174              -       3,569,515
                                        ==========     ======         ======       =========

                                              At or For the Year Ended December 31, 1997
                                        ------------------------------------------------------
                                          Retail        Land                      Consolidated
                                         Banking     Development   Eliminations      Total
                                        ----------   -----------   ------------   ------------
                                                            (In thousands)
Interest income                         $  242,013          -         (3,098)        238,915
Interest expense                           145,216      3,098         (3,098)        145,216
                                        ----------     ------         ------       ---------
 Net interest income                        96,797     (3,098)             -          93,699
Provision for loan losses                    1,150          -              -           1,150
                                        ----------     ------         ------       ---------
 Net interest income after provision        95,647     (3,098)             -          92,549
Non-interest income                         15,841      6,876              -          22,717
Non-interest expense                        54,106        505              -          54,611
                                        ----------     ------         ------       ---------
Income before income taxes                  57,382      3,273              -          60,655
Income tax expense                          21,409      1,298              -          22,707
                                        ----------     ------         ------       ---------
Net income                              $   35,973      1,975              -          37,948
                                        ==========     ======         ======       =========
Average assets                          $3,281,685     34,979              -       3,316,664
                                        ==========     ======         ======       =========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

                                             At or For the Six Months Ended December 31, 1996
                                         ---------------------------------------------------------
                                           Retail         Land                        Consolidated
                                          Banking      Development    Eliminations       Total
                                         ----------    -----------    ------------    ------------
                                                              (In thousands)
Interest income                          $  114,146              -          (1,319)        112,827
Interest expense                             68,631          1,319          (1,319)         68,631
                                         ----------         ------          ------       ---------
  Net interest income                        45,515         (1,319)              -          44,196
Provision for loan losses                       700              -               -             700
                                         ----------         ------          ------       ---------
  Net interest income after provision        44,815         (1,319)              -          43,496
Non-interest income                           7,826          4,133               -          11,959
Non-interest expense                         40,772            306               -          41,078
                                         ----------         ------          ------       ---------
Income before income taxes                   11,869          2,508               -          14,377
Income tax expense                            4,607            995               -           5,602
                                         ----------         ------          ------       ---------
Net income                               $    7,262          1,513               -           8,775
                                         ==========         ======          ======       =========
Average assets                           $3,129,666         31,021               -       3,160,687
                                         ==========         ======          ======       =========
                                                  At or For the Year Ended June 30, 1996
                                         ---------------------------------------------------------
                                           Retail         Land                        Consolidated
                                          Banking      Development    Eliminations       Total
                                         ----------    -----------    ------------    ------------
                                                              (In thousands)
Interest income                          $  143,651              -            (556)        143,095
Interest expense                             93,221            556            (556)         93,221
                                         ----------         ------          ------       ---------
  Net interest income                        50,430           (556)              -          49,874
Provision for loan losses                       700              -               -             700
                                         ----------         ------          ------       ---------
  Net interest income after provision        49,730           (556)              -          49,174
Non-interest income                          12,314          4,786               -          17,100
Non-interest expense                         37,340            446               -          37,786
                                         ----------         ------          ------       ---------
Income before income taxes                   24,704          3,784               -          28,488
Income tax expense                            9,304          1,501               -          10,805
Extraordinary item, net of tax                 (474)             -               -            (474)
                                         ----------         ------          ------       ---------
Net income                               $   14,926          2,283               -          17,209
                                         ==========         ======          ======       =========
Average assets                           $2,006,272         12,226               -       2,018,498
                                         ==========         ======          ======       =========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


22. Fair Values of Financial Instruments

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

  The estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are set forth in the following table below.

                                          December 31, 1998            December 31, 1997
                                       ------------------------     -----------------------
                                        Carrying        Fair        Carrying        Fair
                                         Amount         Value        Amount         Value
                                       ----------     ---------     ---------     ---------
                                                          (In thousands)
Financial assets:
  Cash and cash equivalents            $  157,699       157,699       146,918       146,918
  Investment securities                   260,945       262,198       177,803       178,757
  Mortgage-backed securities              183,603       182,635       283,008       284,426
  Loans receivable                      3,319,076     3,392,834     2,707,127     2,733,216
  Interest receivable                      21,545        21,545        20,970        20,970
                                       ----------     ---------     ---------     ---------
    Total financial assets             $3,942,868     4,016,911     3,335,826     3,364,287
                                       ==========     =========     =========     =========

Financial liabilities:
  Non-maturity deposits                $1,199,549     1,199,549     1,039,802     1,039,802
  Deposits with stated maturities       1,457,323     1,465,778     1,297,211     1,300,951
  Borrowed funds                        1,034,500     1,063,521       796,792       799,261
  Interest payable                          4,792         4,792         4,054         4,054
                                       ----------     ---------     ---------     ---------
    Total financial liabilities        $3,696,164     3,733,640     3,137,859     3,144,068
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

  Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 1998 and 1997, the fair value of the Bank's mortgage loan commitments of $332.0 million and $173.9 million, respectively, was $471,000 and $512,000, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 1998 and 1997.

  Mortgage servicing rights. The fair value of mortgage servicing rights is estimated based on the contractual terms of the servicing agreements and the underlying mortgage loans, the current levels of interest rates, and assumed prepayment rates on the underlying mortgage loans. As of December 31, 1998 and 1997, the estimated fair value of the Bank's purchased mortgage servicing rights of $4.2 million and $2.5 million, was $4.2 million, and $2.8 million, respectively. In addition, the estimated value of the mortgage servicing rights related to the remaining loans serviced for others totaling $546.0 million and $741.5 million as of December 31, 1998 and 1997, respectively, for which there is no recorded balance, was $6.2 million and $8.2 million, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (End)


23. Selected Quarterly Financial Data (Unaudited)

     The following are the consolidated results of operations on a quarterly basis:

                                                                        Year Ended December 31, 1998
                                                               -------------------------------------------------
                                                                First          Second         Third      Fourth
                                                               Quarter         Quarter       Quarter    Quarter
                                                               --------        -------       -------    --------
                                                               (Dollars in thousands, except per share amounts)
Interest income                                                 $61,288         61,813         62,114     61,881
Interest expense                                                 37,295         37,605         37,968     37,707
                                                                -------         ------         ------    -------
 Net interest income                                             23,993         24,208         24,146     24,174
Provision for loan losses                                           200            200            200        200
                                                                -------         ------         ------    -------
 Net interest income after provision for loan losses             23,793         24,008         23,946     23,974
Net gain on sale of assets                                          839          1,021          1,167      1,224
Income from real estate operations                                  801          1,298          1,755        663
Other income                                                      3,806          4,538          4,073      4,532
Non-interest expense                                             14,417         14,886         14,952     14,688
                                                                -------         ------         ------    -------
 Income before income taxes and extraordinary item               14,822         15,979         15,989     15,705
Income tax expense                                                5,655          6,199          6,128      5,811
                                                                -------         ------         ------    -------
 Income before extraordinary item                                 9,167          9,780          9,861      9,894
Extraordinary item, net of tax                                       --             --             --       (456)
                                                                -------         ------         ------    -------
 Net income                                                     $ 9,167          9,780          9,861      9,438
                                                                =======         ======         ======    =======
Diluted earnings per share before extraordinary item            $   .39            .42            .42        .43
Extraordinary item, net of tax                                       --             --             --       (.02)
                                                                -------         ------         ------    -------
Diluted earnings per share                                      $   .39            .42            .42        .41
                                                                =======         ======         ======    =======
Cash dividends declared per share                               $  .047            .07            .07        .07
                                                                =======         ======         ======    =======
Stock price information:
 High                                                           $ 26.33          29.25          25.00      26.94
 Low                                                              21.67          23.88          18.75      19.13
 Close                                                            25.38          24.25          23.50      26.50
                                                                =======         ======         ======    =======

                                                                        Year Ended December 31, 1997
                                                               -------------------------------------------------
                                                                First          Second         Third     Fourth
                                                               Quarter         Quarter       Quarter    Quarter
                                                               --------        -------       -------    --------
                                                               (Dollars in thousands, except per share amounts)
Interest income                                                 $57,967         58,841         60,473     61,634
Interest expense                                                 34,415         35,567         37,241     37,993
                                                                -------         ------         ------    -------
 Net interest income                                             23,552         23,274         23,232     23,641
Provision for loan losses                                           300            300            250        300
                                                                -------         ------         ------    -------
 Net interest income after provision for loan losses             23,252         22,974         22,982     23,341
Net gain on sale of assets                                          170             49            202        432
Income from real estate operations                                1,416          1,558          2,114      1,788
Other income                                                      3,423          3,803          3,769      3,993
Non-interest expense                                             13,023         13,320         13,977     14,291
                                                                -------         ------         ------    -------
 Income before income taxes                                      15,238         15,064         15,090     15,263
Income tax expense                                                5,952          4,854          5,894      6,007
                                                                -------         ------         ------    -------
 Net income                                                     $ 9,286         10,210          9,196      9,256
                                                                =======         ======         ======    =======
Diluted earnings (loss) per share                               $   .38            .42            .39        .39
                                                                =======         ======         ======    =======
Cash dividends declared per share                               $   .04           .047           .047       .047
                                                                =======         ======         ======    =======
Stock price information:
 High                                                           $ 18.56          18.94          23.67      24.46
 Low                                                              14.78          16.56          18.22      19.75
 Close                                                            17.33          18.61          21.58      23.58
                                                                =======         ======         ======    =======

                          Independent Auditors' Report



The Board of Directors
MAF Bancorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998, the six months ended December 31, 1996 and the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, the six months ended December 31, 1996, and the year ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                   KPMG LLP


Chicago, Illinois
January 29, 1999

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

          None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors of the registrant is included in the Registrant's proxy statement under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the registrant and the Bank is included in "Part I. Business."

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is included in the registrant's proxy statement under the headings "Voting Securities," and "Security Ownership of Certain Beneficial Owners," and "Information With Respect to Nominees, Continuing Directors and Others," and the information included therein is incorporated herein by reference.

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


                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

  (a)(1)  Financial Statements

          The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

          Consolidated Statements of Financial Condition at December 31, 1998 and 1997.

          Consolidated Statements of Operations for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 (unaudited) and the year ended June 30, 1996.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996.

          Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report.

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

          The following exhibits are either filed as part of this report or are incorporated herein by reference:

          Exhibit No. 3.  Certificate of Incorporation and By-laws.

          (i) Certificate of Incorporation, as amended. (Incorporated herein by reference to exhibit No. 3 to Registrant's June 30, 1996 Form 10-K).

          (ii) Bylaws of Registrant, as amended. (Incorporated herein by reference to exhibit No. 3 to Registrant's June 30, 1990 Form 10-K).

          Exhibit No. 10.  Material Contracts

          (i) Mid America Bank, fsb Employee Stock Ownership Plan; as amended.*

          (ii) Trust Agreement between Mid America Bank, fsb and LaSalle National Bank, Trustee (as successor to NBD Bank, N.A., INB National Bank and Chesterton State Bank) for the Mid America Bank, fsb Employee Stock Ownership Trust. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).*

          (iii) Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1992 Form 10-K).*

          (iv) MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement, dated March 23, 1998, relating to the 1998 Annual Meeting of Shareholders, File No. 0-18121).*

          (v) MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan.*

          (vi) Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

          (vii) Mid America Bank, fsb Employees' Profit Sharing Plan, as amended.*

          (viii) Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).*

         (ix) Mid America Bank, fsb Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

          (x) Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

         (xi) MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1994 Form 10-K).*

        (xii) MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended.*

       (xiii) Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended.*

        (xiv) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and various officers.*

         (xv) Form of Employment Agreement, as amended, between Mid America Bank, fsb and various officers.*

        (xvi)   Employment Agreement between David C. Burba and MAF Bancorp,
                Inc.*

       (xvii) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc. and various officers. (Incorporated herein by reference to exhibit No. 10 to Registrant's June 30, 1996 Form 10-K).*

      (xviii) Form of Special Termination Agreement, as amended, between Mid America Bank, fsb and various officers. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

        (xix) Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba.*

         (xx) Form of Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and Richard A. Brechlin and Gregg P. Goossens.*

        (xxi) N.S. Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to Registrant's Form S-8 Registration Statement No. 333-06593).*

       (xxii) Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, as amended (Incorporated by reference to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed by Westco Bancorp, Inc. with the Commission on March 17, 1995, Registration Statement No. 33-54764 and to Exhibit 99.2 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4, Registration Statement No. 33-66693).*

      (xxiii) Westco Bancorp, Inc. 1992 Stock Option Plan for Outside Directors (Incorporated by reference to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed by Westco Bancorp, Inc. with the Commission on March 17, 1995, Registration No. 33-54766 and to Exhibit 99.4 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4, Registration Statement No. 33-66693).*

      ___________________
      * Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit

       Exhibit No. 11. Statement re: Computation of Per Share Earnings for the periods indicated:

                                                     Year Ended December 31,  Six Months Ended  Year Ended
                                                     -----------------------    December 31,     June 30,
                                                        1998         1997           1996           1996
                                                     -----------  ----------  ----------------  ----------
       Net income                                    $38,246,000  37,948,000      8,775,000     17,209,000
                                                     ===========  ==========     ==========     ==========
       Weighted average common shares outstanding     22,433,184  23,131,729     23,493,903     13,106,614
                                                     ===========  ==========     ==========     ==========
       Basic earnings per share                      $      1.70        1.64            .37           1.31
                                                     ===========  ==========     ==========     ==========

       Weighted average common shares outstanding     22,433,184  23,131,729     23,493,903     13,106,614

       Common stock equivalents due to dilutive
       effect on stock options                           764,978     766,525        929,089        929,100
                                                     -----------  ----------     ----------     ----------

       Total weighted average common shares
       and equivalents outstanding for
       diluted computation                            23,198,162  23,898,254     24,422,992     14,035,714
                                                     ===========  ==========     ==========     ==========

       Diluted earnings per share                    $      1.65        1.59            .36           1.23
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

       Exhibit No. 23.  Consent of KPMG LLP

       Exhibit No. 24.  Power of Attorney (Included on Signature Page)

       Exhibit No. 27.  Financial Data Schedule

  (b)  Reports on Form 8-K

       None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MAF Bancorp, Inc.
                                              -----------------------------
                                                       (Registrant)

                                          By:       /s/ Allen H. Koranda
                                              -----------------------------
                                                       Allen H. Koranda
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                         March 5, 1999
                                              -----------------------------
                                                            (Date)


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



By:            /s/ Allen H. Koranda                              March 5, 1999
       ------------------------------------                      --------------
                 Allen H. Koranda                                    (Date)
            Chairman of the Board and
             Chief Executive Officer
          (Principal Executive Officer)


By:           /s/ Jerry A. Weberling                             March 5, 1999
       ------------------------------------                      --------------
                Jerry A. Weberling                                   (Date)
           Executive Vice President and
       Chief Financial Officer and Director
          (Principal Financial Officer)


By:           /s/ Gerard J. Buccino                              March 5, 1999
       ------------------------------------                      --------------
                Gerard J. Buccino                                    (Date)
              Senior Vice President
                  and Controller
          (Principal Accounting Officer)

By:    /s/ Robert Bowles, M.D.                         March 5, 1999
       -----------------------------                 -----------------
           Robert Bowles, M.D.                            (Date)
                Director


By:    /s/ David C. Burba                              March 5, 1999
       -----------------------------                 -----------------
           David C. Burba                                 (Date)
              Director


By:    /s/ Terry Ekl                                   March 5, 1999
       -----------------------------                 -----------------
           Terry Ekl                                      (Date)
            Director


By:    /s/ Joe F. Hanauer                              March 5, 1999
       -----------------------------                 -----------------
           Joe F. Hanauer                                 (Date)
              Director


By:    /s/ Kenneth Koranda                             March 5, 1999
       -----------------------------                 -----------------
           Kenneth Koranda                                (Date)
              Director


By:    /s/ Henry Smogolski                             March 5, 1999
       -----------------------------                 -----------------
           Henry Smogolski                                (Date)
              Director


By:    /s/ F. William Trescott                         March 5, 1999
       -----------------------------                 -----------------
           F. William Trescott                            (Date)
                Director


By:    /s/ Lois B. Vasto                               March 5, 1999
       -----------------------------                 -----------------
           Lois B. Vasto                                  (Date)
             Director


By:    /s/ Andrew J. Zych                              March 5, 1999
       -----------------------------                 -----------------
           Andrew J. Zych                                 (Date)
              Director