Form 10-Q
period 1999-03-31
MAF BANCORP INC
filed 1999-05-17
CIK 854662

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark one)
   [ x ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999

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


                                 -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No________

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 24,142,650 at May 12, 1999.

================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

Part I.     Financial Information                                       Page
-------     ---------------------                                       ----

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 1999 (unaudited) and December 31, 1998....     3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 1999 and 1998 (unaudited)..........     4

            Consolidated Statement of Changes in Stockholders' Equity
            for the Three Months Ended March 31, 1999 (unaudited).....     5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998 (unaudited)....     6

            Notes to Unaudited Consolidated Financial Statements......     8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................    11

Item 3      Quantitative and Qualitative Disclosures About Market Risk    28

Part II.    Other Information
--------    -----------------

Item 1      Legal Proceedings.........................................    29

Item 2      Changes in Securities.....................................    29

Item 3      Defaults Upon Senior Securities...........................    29

Item 4      Submission of Matters to a Vote of Security Holders.......    29

Item 5      Other Information.........................................    29

Item 6      Exhibits and Reports on Form 8-K..........................    30

            Signature Page............................................    31

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)

                                                                              March  31,        December 31,
                                                                                 1999               1998
                                                                              ----------        ------------
                                                                              (Unaudited)
Assets
------
Cash and due from banks                                                       $   38,438            53,995
Interest-bearing deposits                                                         34,313            24,564
Federal funds sold                                                                42,834            79,140
Investment securities, at cost (fair value of $12,214 and $12,360)                11,303            11,107
Investment securities available for sale, at fair value                          193,206           198,960
Stock in Federal Home Loan Bank of Chicago, at cost                               50,878            50,878
Mortgage-backed securities, at amortized cost
 (fair value of $114,039 and $127,570)                                           114,855           128,538
Mortgage-backed securities available for sale, at fair value                      49,522            55,065
Loans receivable held for sale                                                    21,387            89,406
Loans receivable, net of allowance for losses of $16,794 and $16,770           3,351,631         3,229,670
Accrued interest receivable                                                       21,779            21,545
Foreclosed real estate                                                             8,928             8,357
Real estate held for development or sale                                          27,762            25,134
Premises and equipment, net                                                       40,681            40,724
Other assets                                                                      42,507            41,785
Intangible assets, net of accumulated amortization of $7,648 and                  61,242            62,219
 $6,671                                                                       ----------         ---------
                                                                              $4,111,266         4,121,087
                                                                              ==========         =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits                                                                      2,669,943         2,656,872
 Borrowed funds                                                                1,028,500         1,034,500
 Advances by borrowers for taxes and insurance                                    35,427            30,576
 Accrued expenses and other liabilities                                           45,455            54,143
                                                                              ----------         ---------
  Total liabilities                                                            3,779,325         3,776,091
                                                                              ----------         ---------
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; none outstanding                                                             -                 -
 Common stock, $.01 par value;
  authorized 80,000,000 shares; 25,420,650 shares issued;
  24,129,988 and 24,984,398 shares outstanding                                       254               254
 Additional paid-in capital                                                      192,820           191,473
 Retained earnings, substantially restricted                                     166,907           159,935
 Accumulated other comprehensive income (loss)                                      (151)              425
 Treasury stock, at cost; 1,290,662 and 436,252 shares                           (27,889)           (7,091)
                                                                              ----------         ---------
  Total stockholders' equity                                                     331,941           344,996
Commitments and contingencies
                                                                              ----------         ---------
                                                                              $4,111,266         4,121,087
                                                                              ==========         =========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                       1999         1998
                                                                                     -------       ------
                                                                                         (Unaudited)
Interest income:
 Loans receivable                                                                    $59,693       51,817
 Mortgage-backed securities                                                            1,860        3,126
 Mortgage-backed securities available for sale                                           780        1,050
 Investment securities                                                                   920        1,013
 Investment securities available for sale                                              2,932        2,053
 Interest-bearing deposits and federal funds sold                                      1,213        2,229
                                                                                     -------       ------
   Total interest income                                                              67,398       61,288
                                                                                     -------       ------
Interest expense:
 Deposits                                                                             24,581       24,251
 Borrowed funds                                                                       14,454       13,044
                                                                                     -------       ------
   Total interest expense                                                             39,035       37,295
                                                                                     -------       ------
   Net interest income                                                                28,363       23,993
Provision for loan losses                                                                250          200
                                                                                     -------       ------
   Net interest income after provision for loan losses                                28,113       23,793
                                                                                     -------       ------
Non-interest income:
 Gain on sale of:
  Loans receivable                                                                     1,456          405
  Mortgage-backed securities                                                               4           42
  Investment securities                                                                  538          328
  Foreclosed real estate                                                                  12           64
 Deposit account service charges                                                       2,205        1,753
 Income from real estate operations                                                      621          801
 Brokerage commissions                                                                   592          670
 Loan servicing fee income                                                               376          363
 Other                                                                                 1,552        1,020
                                                                                     -------       ------
   Total non-interest income                                                           7,356        5,446
                                                                                     -------       ------
Non-interest expense:
 Compensation and benefits                                                             9,466        8,497
 Office occupancy and equipment                                                        1,807        1,652
 Advertising and promotion                                                               532          653
 Data processing                                                                         591          532
 Federal deposit insurance premiums                                                      404          362
 Amortization of intangible assets                                                       977          628
 Other                                                                                 2,403        2,093
                                                                                     -------       ------
   Total non-interest expense                                                         16,180       14,417
                                                                                     -------       ------
   Income before income taxes                                                         19,289       14,822
Income tax expense                                                                     7,610        5,655
                                                                                     -------       ------
   Net income                                                                        $11,679        9,167
                                                                                     =======       ======
Basic earnings per share                                                             $   .47          .41
                                                                                     =======       ======
Diluted earnings per share                                                           $   .46          .39
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                Accumulated
                                                        Additional                 other
                                                Common   paid-in    Retained   comprehensive   Treasury
Three Months Ended March 31,1999                stock    capital    earnings    income(loss)     stock     Total
---------------------------------               -----   ----------  --------   -------------   --------   --------
   Balance at December 31,
    1998                                        $ 254      191,473   159,935         425         (7,091)   344,996
                                                -----     --------  --------      ------       --------   --------
   Comprehensive income:
     Net income                                    --           --    11,679          --             --     11,679
     Other comprehensive
      income, net of tax:
      Unrealized holding
       loss during the period                      --           --        --        (250)            --       (250)
      Less: reclassification
       adjustment of gains
       included in net income                      --           --        --        (326)            --       (326)
                                                -----     --------  --------      ------       --------   --------
     Total comprehensive
      income                                       --           --    11,679        (576)            --     11,103
                                                -----     --------  --------      ------       --------   --------
   Exercise of 180,981 options
     and reissuance of treasury stock              --          335    (3,007)         --          3,626        954
   Purchase of treasury stock                      --           --        --          --        (24,424)   (24,424)
   Tax benefits from stock-related
    compensation                                   --        1,012        --          --             --      1,012
   Cash dividends ($.07 per share)                 --           --    (1,700)         --             --     (1,700)
                                                -----     --------  --------      ------       --------   --------
   Balance at March 31, 1999                    $ 254      192,820   166,907        (151)       (27,889)   331,941
                                                =====     ========  ========      ======       ========   ========


   See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                          ----------------------------------
                                                                              1999                  1998
                                                                          ------------          ------------
                                                                                     (Unaudited)
Operating activities:
Net income                                                                      11,679                 9,167
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                   965                   842
   Provision for loan losses                                                       250                   200
   Deferred income tax (benefit) expense                                           562                  (414)
   Amortization of goodwill and core deposit intangibles                           977                   628
   Amortization of premiums, discounts, loan fees and servicing rights             296                   608
   Net gain on sale of loans, mortgage-backed securities,
     and real estate held for development or sale                               (2,081)               (1,248)
   Gain on sale of investment securities                                          (538)                 (328)
   Increase in accrued interest receivable                                        (234)                 (526)
   Net (increase) decrease in other assets and liabilities                      (9,707)                3,509
 Loans originated for sale                                                     (56,877)              (45,506)
 Loans purchased for sale                                                      (13,548)              (21,323)
 Sale of loans originated and purchased for sale                               138,892                59,542
 Sale of mortgage-backed securities available for sale                             752                 4,507
                                                                          ------------          ------------
      Net cash provided by operating activities                                 71,388                 9,658
                                                                          ------------          ------------
Investing activities:
 Loans originated for investment                                              (250,270)             (247,148)
 Principal repayments on loans receivable                                      188,557               245,690
 Principal repayments on mortgage-backed securities                             19,384                21,742
 Proceeds from maturities of investment securities available for sale           28,035                46,652
 Proceeds from maturities of investment securities held to maturity                --                 15,000
 Proceeds from sale of:
  Investment securities available for sale                                       8,859                 1,211
  Investments held to maturity                                                      --                   912
  Real estate held for development or sale                                       5,852                 6,481
  Premises and equipment                                                             2                    --
 Purchases of:
  Loans receivable held for investment                                         (62,225)              (52,330)
  Investment securities available for sale                                     (31,835)              (96,210)
  Investment securities held to maturity                                          (196)                 (590)
  Mortgage-backed securities available for sale                                     --                (6,508)
  Stock in Federal Home Loan Bank of Chicago                                        --                (3,000)
  Real estate held for development or sale                                      (5,846)               (2,935)
  Premises and equipment                                                          (922)               (1,715)
                                                                          ------------          ------------
      Net cash used in investing activities                                   (100,605)              (72,748)
                                                                          ------------          ------------

                                                                     (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    ------------------------
                                                                                      1999             1998
                                                                                    -------          -------
                                                                                          (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                                              70,000           60,000
 Proceeds from unsecured line of credit                                               8,000               --
 Repayment of FHLB of Chicago advances                                              (80,000)         (10,000)
 Repayment of unsecured line of credit                                               (4,000)              --
 Proceeds from exercise of stock options                                                619               71
 Purchase of treasury stock                                                         (24,424)             (88)
 Cash dividends                                                                      (1,541)          (1,051)
 Net increase in deposits                                                            13,598           11,961
 Decrease in advances by borrowers for taxes and insurance                            4,851            4,274
                                                                                    -------          -------
     Net cash provided (used in) financing activities                               (12,897)          65,167
                                                                                    -------          -------
Increase (decrease) in cash and cash equivalents                                    (42,114)           2,077
                                                                                    -------          -------
Cash and cash equivalents at beginning of period                                    157,699          146,918
                                                                                    -------          -------
Cash and cash equivalents at end of period                                          115,585          148,995
                                                                                    =======          =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                                            38,822           36,825
  Income taxes                                                                          800                1
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate                               1,607              706
 Loans receivable swapped into mortgage-backed securities                               753            4,493
 Treasury stock received for option exercises                                            --               18
                                                                                    =======          =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                   Three Months Ended March 31, 1999 and 1998


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

  The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three month periods ended March 31, 1999 and 1998 and as of December 31, 1998. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

   Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as future common stock and are considered in the diluted earnings per share calculations. Stock options are the only adjustment made to average shares outstanding in computing diluted earnings per share. Future common stock is computed using the treasury stock method. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:


                                         Three months Ended March 31, 1999         Three Months Ended March 31, 1998
                                  ----------------------------------------------  -------------------------------------
                                       Income           Shares        Per-Share     Income        Shares      Per-Share
                                    (Numerator)     (Denominator)      Amount     (Numerator)  (Denominator)   Amount
                                  ---------------  ----------------  -----------  -----------  -------------  ---------
                                                                  (Dollars in thousands)
Basic earnings per share:
Income available to
 common shareholders                 $11,679         24,636,116       $.47           9,167       22,523,268     $.41
                                                                      ====                                      ====
Effect of dilutive securities:
Stock options                                           785,744                                     815,338
                                                   ------------                                ------------
Diluted earnings per share:
Income available to common
 shareholders plus assumed
 conversions                         $11,679         25,421,860       $.46           9,167       23,338,606     $.39
                                  ==========       ============      =====         =======     ============     ====

(3) Commitments and Contingencies

     At March 31, 1999, the Bank had outstanding commitments to originate and purchase loans of $380.0 million, of which $275.3 million were fixed-rate loans, with rates ranging from 5.63% to 8.25%, and $104.7 million were adjustable-rate loans. At March 31, 1999, commitments to sell loans were $45.6 million.

     At March 31, 1999, the Bank had outstanding standby letters of credit totaling $15.7 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $8.1 million related to real estate development improvements.

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

(6) Segment Information

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) was issued in June 1997, and utilizes the "management approach" for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

     The Company operates two separate lines of business. The Bank operates primarily as a retail consumer bank, participating in residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the table below:

                                            At or For the Three Months Ended March 31, 1999
                                         ------------------------------------------------------
                                           Retail        Land                      Consolidated
                                          Banking     Development   Eliminations      Total
                                         ----------   -----------   ------------   ------------
                                                             (In thousands)
Interest income                          $   67,885             -           (487)        67,398
Interest expense                             39,035           487           (487)        39,035
                                         ----------   -----------   ------------   ------------
  Net interest income                        28,850          (487)             -         28,363
Provision for loan losses                       250             -              -            250
                                         ----------   -----------   ------------   ------------
  Net interest income after provision        28,600          (487)             -         28,113
Non-interest income                           6,735           621              -          7,356
Non-interest expense                         15,877           303              -         16,180
                                         ----------   -----------   ------------   ------------
Income before income taxes                   19,458          (169)             -         19,289
Income tax expense                            7,677           (67)             -          7,610
                                         ----------   -----------   ------------   ------------
Net income (loss)                        $   11,781          (102)             -         11,679
                                         ----------   -----------   ------------   ------------
Average assets                           $4,054,130        28,156              -      4,082,286
                                         ==========   ===========   ============   ============

                                            At or For the Three Months Ended March 31, 1998
                                         ------------------------------------------------------
                                           Retail        Land                      Consolidated
                                          Banking     Development   Eliminations      Total
                                         ----------   -----------   ------------   ------------
                                                             (In thousands)
Interest income                          $   61,922             -           (634)        61,288
Interest expense                             37,295           634           (634)        37,295
                                         ----------   -----------   ------------   ------------
  Net interest income                        24,627          (634)             -         23,993
Provision for loan losses                       200             -              -            200
                                         ----------   -----------   ------------   ------------
  Net interest income after provision        24,427          (634)             -         23,793
Non-interest income                           4,645           801              -          5,446
Non-interest expense                         14,173           244              -         14,417
                                         ----------   -----------   ------------   ------------
Income before income taxes                   14,899           (77)             -         14,822
Income tax expense                            5,684           (29)             -          5,655
                                         ----------   -----------   ------------   ------------
Net income (loss)                        $    9,215           (48)             -          9,167
                                         ==========   ===========   ============   ============
Average assets                           $3,461,551        31,174              -      3,492,725
                                         ==========   ===========   ============   ============

(7) New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. The Statement will be effective for the Company in the quarter beginning January 1, 2000. The Company intends to adopt this statement in the third quarter of 1999. The Company does not believe this statement will have a material impact on its financial position or results of operations.

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

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 24 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, western Cook county, northern Will county, eastern Kane County, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in real estate development activities, primarily residential. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, and an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer.

Forward Looking Information

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the possible short-term dilutive effect of potential acquisitions, the effectiveness of the Company's compliance review and implementation plan to identify and resolve Year 2000 issues, and accounting principles, policies and guidelines. These risks and uncertainties may cause actual future results to differ from those predicted and should be considered in evaluating forward-looking statements, an undue reliance should not be placed on such statements.

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

     The Company has assessed the scope of its Year 2000 Issue as it relates to its mainframe, its companywide PC based network, as well as any other operational issues that may be hindered by system failures due to the Year 2000 bug. The Company believes that with modifications and/or replacements of existing software and certain hardware, its Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have an adverse impact on the operations of the Company, and such impact could be material.

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

     The Company has completed its testing and implementation of software that upgrades its mainframe computer system to achieve Year 2000 readiness. Software was provided to the Company by its third party vendor under a maintenance contract that the Company maintains in the normal course of business. In October 1998, the Company received and tested this vendor's major software upgrade for the Year 2000 Issue. The Company believes that this upgrade has fully addressed potential Year 2000 problems relating to its main system. In addition, the Company has written proprietary programs for internal management reporting or for the support of other operations of the Bank. Many of these programs contain code that is date dependent, and have been reviewed and tested as part of the Year 2000 plan. The Company believes that the testing and reprogramming of critical proprietary programs has been successfully completed.

     In addition to software and mainframe computer hardware Year 2000 issues, there are other important mechanical devices that the Company relies upon in the normal course of business, including alarm systems, vault security systems, and other functioning equipment which protect the assets of the Company. The Company has assessed all of these items, and is 90% complete with the testing of these functions. Testing and upgrades to these systems is expected to be complete by July 1999.

     The Company relies on computer links with third party vendors in its normal course of business, including obtaining credit reports, title policies, and preparing closing statements with title companies. The Company is currently in the process of working with these "EDI" links to ensure that the Company's systems that interface with these third parties are Year 2000 compliant by December 31, 1999. Testing of these such links is substantially complete, with any remaining testing expected to be completed by July 1999. The Company has queried and received indications from its major vendors in this area that they will be Year 2000 compliant.

     The Company has also evaluated the potential Year 2000 impact of significant suppliers that do not share information systems with the Company (external agents). For the Company, these would include certain government agencies and utility providers. The Company has identified and contacted certain vendors that would create the most material impact on the Company's operations, and has been advised that they will be Year 2000 ready. However, the Company has no means of ensuring that these external agents will be Year 2000 compliant by the end of 1999. The effect of non-compliance by critical external agents has been addressed in the contingency plans being developed currently by the Company.

     The Company has relied primarily on its own Information Technology ("IT") department to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. Although this has diverted a material amount of the Company's IT resources during this process, the Company does not believe this diversion has had or will have a material impact on the results of operations. The Year 2000 plan has included the upgrading of mainframe software, which was accomplished pursuant to existing software maintenance agreements at no incremental cost to the Company. With respect to various PC software applications, necessary upgrades in some cases required a total replacement. At March 31, 1999, the Company estimates the incremental cost expended for Year 2000 compliance has amounted to approximately $250,000, not including the salaries and benefit costs of internal personnel. In total, the Company believes its total cost of achieving Year 2000 compliance will not exceed $500,000.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. Management also believes that its testing and implementation to date, as well as the continued implementation of its Year 2000 plan will ready the Company for Year 2000. However, to the extent that the Company's preparation and testing does not prove to be adequate, leading to the unforeseen failure of its mainframe computer system, or if significant external agents prove to fail in their Year 2000 compliance efforts, the Company's ability to conduct its business may be materially adversely affected as it relates to processing customer transactions related to its core banking operation. Management is in the process of developing contingency plans to address potential risks in the event of Year 2000 failure, including non-compliance by third parties. The contingency plan will attempt to address failure of mission critical systems, including the telecommunications network, to allow the Company to continue operating on a reduced, semi-manual basis for a limited period of time. Non-compliance caused by third parties (including utilities) and Year 2000 disruptions to the national or local economy in general could also have a material adverse impact on the Company.

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

     At March 31, 1999, the Bank was in compliance with all of its capital requirements as follows:

                                                    March 31, 1999              December 31, 1998
                                               -------------------------    -------------------------
                                                              Percent of                   Percent of
                                                 Amount         Assets        Amount         Assets
                                               -----------    ----------    -----------    ----------
                                                               (Dollars in thousands)
Stockholder's equity of the Bank               $   339,083       8.32%      $   341,568       8.36%
                                               ===========      =====       ===========      =====

Tangible capital                               $   265,118       6.64%      $   266,793       6.67%
Tangible capital requirement                        59,927       1.50            60,009       1.50
                                               -----------      -----       -----------      -----
Excess                                         $   205,191       5.14%      $   206,784       5.17%
                                               ===========      =====       ===========      =====

Core capital                                   $   265,118       6.64%      $   266,793       6.67%
Core capital requirement                           119,855       3.00           120,018       3.00
                                               -----------      -----       -----------      -----
Excess                                         $   145,263       3.64%      $   146,775       3.67%
                                               ===========      =====       ===========      =====

Core and supplementary capital                 $   281,912      12.96%      $   283,563      13.42%
Risk-based capital requirement                     173,967       8.00           169,051       8.00
                                               -----------      -----       -----------      -----
Excess                                         $   107,945       4.96%      $   114,512       5.42%
                                               ===========      =====       ===========      =====

Total Bank assets                              $ 4,077,505                  $ 4,084,110
Adjusted total Bank assets                       3,995,153                    4,000,600
Total risk-weighted assets                       2,256,934                    2,196,644
Adjusted total risk-weighted assets              2,174,582                    2,113,134
Investment in Bank's real estate subsidiaries       12,802                       12,518
                                               ===========                  ===========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                 March 31,    December 31,
                                                                   1999           1998
                                                                 ---------    ------------
                                                                      (In thousands)

Stockholder's equity of the Bank                                 $ 339,083       341,568
Goodwill                                                           (54,218)      (54,868)
Core deposit intangibles                                            (7,024)       (7,351)
Non-permissible subsidiary deduction                               (12,802)      (12,518)
Non-includable purchased mortgage servicing rights                    (509)         (421)
Regulatory capital adjustment for available for sale securities        588           383
                                                                 ---------       -------
  Tangible and core capital                                        265,118       266,793
General loan loss reserves                                          16,794        16,770
                                                                 ---------       -------
  Core and supplementary capital                                 $ 281,912       283,563
                                                                 =========       =======

          Deductions from Regulatory Capital on Non-Permissible Activities

     Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly-owned subsidiaries, Mid America Developments, and NW Financial. Since July 1, 1996, 100% of such investment in and advances to Mid America Developments and NW Financial has been required to be deducted from capital.

     Included in the calculation of the Bank's deduction from tangible and core capital due to investments in and advances to Mid America Developments and NW Financial is the Bank's total equity investment as well as unsecured loans made to these real estate subsidiaries. Decreasing the investment in and advances to the real estate subsidiaries requires the generation of cash to repay its loans to the Bank or to declare dividends to pass undistributed profits up to the Bank. Currently, the generation of cash is accomplished by continued home sales and improved commercial parcels.

          Interest Rate Risk Component of Regulatory Capital

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of March 31, 1999, the Bank's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At March 31, 1999, the Bank met each of its capital requirements.

Changes in Financial Condition

     Total assets of the Company were $4.11 billion at March 31, 1999, a decrease of $9.8 million from $4.12 billion at December 31, 1998. The decrease is primarily due to a decrease in cash and short term investments primarily for the repurchase of the Company's common stock.

     Cash and short-term investments totaled a combined $115.6 million at March 31, 1999, a decrease of $42.1 million from the combined balance of $157.7 million at December 31, 1998. The Company used $23.9 million to purchase 1,013,562 shares of common stock into treasury during the current quarter.

     Investment securities available for sale decreased $5.7 million to $193.2 million at March 31, 1999. The decrease is due to sales of $8.9 million and maturities of $28.0 million of primarily U.S. Government and agency securities, offset by purchases of $31.8 million in primarily asset-backed and U.S. Agency securities. The Company recognized a gain of $538,000 on the sale of investment securities during the three months ended March 31, 1999. At March 31, 1999, gross unrealized losses in the available for sale portfolio were $327,000 compared to gross unrealized gains of $913,000 at December 31, 1998.

     Mortgage-backed securities classified as held to maturity decreased $13.7 million to $114.9 million at March 31, 1999, compared to $128.5 million at December 31, 1998, primarily due to normal amortization and prepayments.

     Mortgage-backed securities available for sale decreased $5.5 million to $49.5 million at March 31, 1999 primarily due to amortization and prepayments. Gross unrealized losses in the available for sale portfolio were $10,000 at March 31, 1999, compared to $204,000 at December 31, 1998.

     Included in mortgage-backed securities classified as held to maturity and available for sale are $90.6 million of CMO securities at March 31, 1999, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, increased $53.9 million, or 1.6%, to $3.37 billion at March 31, 1999. The Bank originated $391.1 million during the three month period ended March 31, 1999. Offsetting this increase were amortization and prepayments totaling $188.6 million, as well as loan sales of $139.2 million. Loans receivable held for sale decreased to $21.4 million as of March 31, 1999, compared to $89.4 million at December 31, 1998, reflecting the funding of loan sales pending at December 31, 1998 and a decrease in loan volume compared to the fourth quarter of 1998.

     The allowance for loan losses totaled $16.8 million at March 31, 1999, an increase of $24,000 from the balance at December 31, 1998, due to a $250,000 provision for loan losses, offset by net charge-offs of $226,000. Charge-offs for the quarter were primarily on three one-to-four family residences. The Bank's allowance for loan losses to total loans outstanding was .50% at March 31, 1999, compared to .52% at December 31, 1998. Non-performing loans increased $517,000 to $14.6 million at March 31, 1999, compared to $14.0 million December 31, 1998. As a percentage of total loans receivable, the level of non-performing loans remained steady at .43%.

     Real estate held for development or sale increased $2.6 million to $27.8 million at March 31, 1999. A summary of the carrying value of real estate held for development or sale is as follows:

                                     March 31,   December 31,
                                       1999          1998
                                     ---------   ------------
                                          (in thousands)
          MAF Developments, Inc.
            Tallgrass of Naperville  $ 20,619       17,817
            Harmony Grove                  47            6
            Creekside of Remington      1,460        1,456
                                     --------       ------
                                       22,126       19,279
                                     --------       ------

          NW Financial, Inc.
            Reigate Woods               3,196        3,419
            Woodbridge                  2,440        2,436
                                     --------       ------
                                        5,636        5,855
                                     --------       ------
                                     $ 27,762       25,134
                                     ========       ======

     The increase in the Tallgrass of Naperville project is primarily due to a $3.3 million installment payment on the final acreage of the project, offset by 38 lot sales. As of March 31, 1999, 124 lots are under contract. A second unit of 369 lots is expected to be developed in 1999 to meet the higher builder demand in this project. The Company had five lot sales in the Harmony Grove subdivision for the quarter ended March 31, 1999, which were offset, in part, by continued development costs of the final phase of the project. As of March 31, 1999, the final two lots are under contract in Harmony Grove. There were no sales during the first quarter in the 170-lot Creekside of Remington subdivision. However, during the quarter, the Company contracted with a local developer for the purchase of the remaining 117 lots in two installments. The first closing, consisting of 42 lots occurred on April 30, 1999. The remaining 75 lots are scheduled to close on April 30, 2000.

     The balance of Reigate Woods decreased due to three homesite sales. At March 31, 1999 there are 18 remaining homesites, with four homesites under contract. The Woodbridge project currently contains approximately 48 acres of commercially zoned land of which sites for a total of 46 acres are under contract. The closings on the sale of these commercial sites over the next twelve to fifteen months is expected to generate pre-tax profits on sale of approximately $6.0 million.

     Deposits increased $13.1 million, to $2.67 billion at March 31, 1999. After consideration of interest of $22.5 million credited to accounts during the three months ended March 31, 1999, actual cash outflows were $8.9 million.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, decreased $6.0 million to $1.03 billion at March 31, 1999. The decrease is attributable to a reduction in FHLB borrowings by a net $10.0 million since December 31, 1998. This reduction was offset in part by $4.0 million outstanding under the Company's revolving line of credit at March 31, 1999. These funds were used to finance stock repurchases during the current quarter.

Asset Quality

     Non-Performing Assets. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt, and is normally analyzed upon the borrower becoming 90 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or in the process of foreclosure, the full amount of previously accrued but unpaid interest is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at a time when the loan is brought current in accordance with its original terms.

     For the quarter ended March 31, 1999, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $255,000, compared to $186,000 for the three months ended March 31, 1998.

     The Bank's ratio of non-performing loans to total loans as of March 31, 1999, remained flat at .43%, compared to December 31, 1998, and down slightly from .45% at March 31, 1998.

     Foreclosed real estate increased $571,000 to $8.9 million at March 31, 1999, primarily due to $1.6 million in new single family foreclosures offset by sales of $773,000.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:


                                        61-90 Days                           91 Days or More
                            -----------------------------------  ---------------------------------------
                                        Principal                               Principal
                             Number     Balance of    Percent      Number      Balance of      Percent
                               Of       Delinquent       of          of        Delinquent        of
                              Loans       Loans        Total        Loans         Loans         Total
                            ---------  ------------  ----------  -----------  -------------  -----------
                                                      (Dollars in thousands)

March 31, 1999                  33           $3,125        .09%       123           $13,677         .40%
                                ==           ======        ===        ===           =======         ===
December 31, 1998               41           $4,259        .13%       109           $13,163         .41%
                                ==           ======        ===        ===           =======         ===
September 30, 1998              60           $6,365        .22%        87           $10,201         .35%
                                ==           ======        ===        ===           =======         ===
June 30, 1998                   46           $5,589        .20%       105           $10,752         .38%
                                ==           ======        ===        ===           =======         ===
March 31, 1998                  63           $7,193        .26%       104           $11,260         .41%
                                ==           ======        ===        ===           =======         ===

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:


                                                                                 At
                                              ---------------------------------------------------------------------
                                                3/31/99    12/31/98     9/30/98     6/30/98     3/31/98    12/31/97
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                         (In thousands)
Real estate loans:
  One-to four-family:
   Held for investment                        $2,998,662   2,877,482   2,597,715   2,490,361   2,459,572   2,408,393
   Held for sale                                  21,387      89,406      23,777      42,993      14,008       6,537
  Multi-family                                   141,018     137,254     118,493     112,158     108,618     105,051
  Commercial                                      41,581      43,069      32,772      34,456      34,738      35,839
  Construction                                    39,090      28,429      20,861      20,986      17,367      17,263
  Land                                            23,674      24,765      20,282      20,766      22,253      24,425
                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total real estate loans                    3,265,412   3,200,405   2,813,900   2,721,720   2,656,556   2,597,508

Other loans:
  Consumer loans:
   Equity lines of credit                         90,053      91,915      85,101      83,822      85,690      88,106
   Home equity loans                              40,434      42,398      38,695      36,940      34,711      34,447
     Other                                         6,294       6,015       5,105       6,056       6,157       5,793
                                               ---------   ---------   ---------   ---------   ---------   ---------
       Total consumer loans                      136,781     140,328     128,901     126,818     126,558     128,346
  Commercial business lines                        1,780       2,356       2,025       2,059       2,628       2,659
                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total other loans                            138,561     142,684     130,926     128,877     129,186     131,005
                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total loans receivable                     3,403,973   3,343,089   2,944,826   2,850,597   2,785,742   2,728,513

Less:
  Loans in process                                17,904      10,698      11,222      10,939       7,778       6,683
  Unearned discounts, premiums
    and deferred loan fees, net                   (3,743)     (3,455)     (1,224)       (817)       (402)       (772)
  Allowance for loan losses                       16,794      16,770      15,808      15,689      15,625      15,475
                                               ---------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable, net                  3,373,018   3,319,076   2,919,020   2,824,786   2,762,741   2,707,127
    Loans receivable held for sale               (21,387)    (89,406)    (23,777)    (42,993)    (14,008)     (6,537)
                                               ---------   ---------   ---------   ---------   ---------   ---------
Loans receivable, held for sale
  Loans receivables, net                      $3,351,631   3,229,670   2,895,243   2,781,793   2,748,733   2,700,590
                                               =========   =========   =========   =========   =========   =========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                          At
                                                               -------------------------------------------------------
                                                                3/31/99  12/31/98  9/30/98  6/30/98  3/31/98  12/31/97
                                                               --------  --------  -------  -------  -------  --------
                                                                                    (In thousands)
Non-performing loans:
One-to four-family and multi-family loans:
 Non-accrual loans                                             $  9,897    10,641    9,430    9,673    8,900     7,039
 Accruing loans 91 days or more overdue                           1,743     1,381      624    1,296    2,508     2,071
                                                                -------  --------  -------  -------  -------  --------
   Total                                                         11,640    12,022   10,054   10,969   11,408     9,110
                                                                -------  --------  -------  -------  -------  --------
Commercial real estate, construction and land loans:
 Non-accrual loans                                                1,744     1,284    1,126    1,259      736     1,240
 Accruing loans 91 days or more overdue                              --        --       --       --       33        --
                                                                -------  --------  -------  -------  -------  --------
   Total                                                          1,744     1,284    1,126    1,259      769     1,240
                                                                -------  --------  -------  -------  -------  --------
Other loans:
 Non-accrual loans                                                1,166       721      178      286      210       181
 Accruing loans 91 days or more overdue                              16        22        1       11       96       124
                                                                -------  --------  -------  -------  -------  --------
 Total                                                            1,182       743      179      297      306       305
                                                                -------  --------  -------  -------  -------  --------
Total non-performing loans:
   Non-accrual loans                                             12,807    12,646   10,734   11,218    9,846     8,460
   Accruing loans 91 days or more overdue                         1,759     1,403      625    1,307    2,637     2,195
                                                                -------  --------  -------  -------  -------  --------
    Total                                                      $ 14,566    14,049   11,359   12,525   12,483    10,655
                                                                =======  ========  =======  =======  =======  ========

Non-accrual loans to total loans                                    .38%      .39      .37      .40      .36       .31
Accruing loans 91 days or more overdue to total loans               .05       .04       .02      .05      .09      .08
                                                               --------  --------  -------  -------  -------  --------
   Non-performing loans to total loans                              .43%      .43      .39      .45      .45       .39
                                                               ========  ========  =======  =======  =======  ========
Foreclosed real estate (net of related reserves):
 One- to four-family                                           $  2,307     1,736    1,030      266      361       489
 Commercial, construction and land                                6,621     6,621    6,500    6,500    6,500
                                                                -------  --------  -------  -------  -------
   Total                                                       $  8,928     8,357    7,530    6,766    6,861       489
                                                                =======  ========  =======  =======  =======  ========
Non-performing loans and foreclosed real estate
 to total loans and foreclosed real estate                          .69%      .73      .64      .69      .70       .41
                                                                =======  ========  =======  =======  =======  ========
Total non-performing assets                                    $ 23,494    22,406   18,889   19,291   19,344    11,144
                                                                =======  ========  =======  =======  =======  ========
Total non-performing assets to total assets                         .57%      .54      .52      .54      .55       .32
                                                                =======  ========  =======  =======  =======  ========

Liquidity and Capital Resources

     At the present company level, the Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock, preferred stock, or borrowings. The Company's principal uses of funds are interest payments on the Company's $33.0 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases and stock repurchases with excess cash flow. The Company also maintains a one-year, $20.0 million unsecured revolving line of credit from a commercial bank, which was increased from $15.0 million to $20.0 million, renewed and extended until April 30, 2000. At March 31, 1999, the Company had $4.0 million outstanding under this line of credit at a rate 5.97%. For the three month period ended March 31, 1999, the Company received $15.0 million in dividends from the Bank and declared a common stock dividend of $.07 per share, which was paid on April 2, 1999. The Company announced an increase in the quarterly cash dividend to $.09 effective with the dividend to be paid on July 2, 1999.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current three month period the Bank borrowed $70.0 million of primarily fixed-rate and variable rate FHLB of Chicago advances and repaid $80.0 million of maturing advances.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended March 31, 1999, the Bank's average liquidity ratio was 8.42%. At March 31, 1999, total liquidity was $184.4 million, or 7.12%, which was $80.8 million in excess of the 4.0% regulatory requirement.

     During the three months ended March 31, 1999, the Bank originated and purchased loans totaling $391.1 million compared with $367.8 million during the same period a year ago. Loan sales and swaps for the three months ended March 31, 1999, were $139.2 million, compared to $63.9 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $380.0 million and commitments to sell or swap loans of $45.6 million at March 31, 1999.

Asset/Liability Management

     The Bank's overall asset/liability management strategy is directed toward reducing the Bank's exposure to interest rate risk over time in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

     As part of its asset/liability strategy, the Bank has implemented a policy to maintain its cumulative one-year hedged interest sensitivity gap ratio within a range of (15)% to 15% of total assets, which helps the Bank to maintain a more stable net interest rate spread in various interest rate environments. The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the last eighteen to twenty-four months, the Bank has been retaining the majority of the non-conforming, fixed-rate originations and all of the prepayment protected fixed-rate loan originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with Northwestern. These fixed rate loans have been funded with intermediate to longer-term fixed rate FHLB advances.

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

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at March 31, 1999, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals as well as loan and mortgage-backed securities prepayment percentages. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are shown in the category relating to their respective final maturities at March 31, 1999.

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

                                                                            At March 31, 1999
                                                 ------------------------------------------------------------------------
                                                                More         More         More
                                                                Than         Than         Than
                                                  6 Months    6 Months      1 Year     3 Years to   More Than
                                                  or Less     to 1 Year   to 3 Years    5 Years      5 Years      Total
                                                 ----------   ---------   ----------   ----------   ---------   ---------
                                                                              (In thousands)
Interest-earning  assets:
  Loans receivable                               $  629,580     400,828    1,088,652      320,399     950,353   3,389,812
  Mortgage-backed securities                         76,710      29,189       23,165       16,677      18,636     164,377
  Interest-bearing deposits                          34,313           -            -            -           -      34,313
  Federal funds sold                                 42,834           -            -            -           -      42,834
  Investment securities (1)                         134,762      38,917       19,917        5,768      56,023     255,387
                                                 ----------   ---------   ----------   ----------   ---------   ---------
    Total interest-earning assets                   918,199     468,934    1,131,734      342,844   1,025,012   3,886,723
  Impact of hedging activity  (2)                    21,387           -            -            -     (21,387)          -
                                                 ----------   ---------   ----------   ----------   ---------   ---------
    Total net interest-earning assets adjusted
     for impact of hedging activities               939,586     468,934    1,131,734      342,844   1,003,625   3,886,723
                                                 ----------   ---------   ----------   ----------   ---------   ---------

Interest-bearing  liabilities:
  NOW and checking accounts                          17,440      15,958       58,407       36,281      77,097     205,183
  Money market accounts                             164,754           -            -            -           -     164,754
  Passbook accounts                                  62,197      56,911      208,293      129,387     274,947     731,735
  Certificate accounts                              844,804     343,612      215,714       43,108      11,891   1,459,129
  FHLB advances                                     225,000      95,000      230,000       55,500     360,000     965,500
  Other borrowings                                   63,000           -            -            -           -      63,000
                                                 ----------   ---------   ----------   ----------   ---------   ---------
    Total interest-bearing liabilities            1,377,195     511,481      712,414      264,276     723,935   3,589,301
                                                 ----------   ---------   ----------   ----------   ---------   ---------
Interest sensitivity gap                         $ (437,609)    (42,547)     419,320       78,568     279,690     297,422
                                                 ==========   =========   ==========   ==========   =========   =========
Cumulative gap                                   $ (437,609)   (480,156)     (60,836)      17,732     297,422
                                                 ==========   =========   ==========   ==========   =========
Cumulative gap assets as a percentage
 of total assets                                     (10.64)%    (11.68)       (1.48)         .43        7.23
Cumulative net interest-earning assets as
 a percentage of interest-bearing liabilities         68.22%      74.58        97.66       100.62      108.29

--------------------
(1) Includes $50.9 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 1999 includes fees which are considered adjustments to yield.

                                                             Three Months Ended March 31,
                                          -----------------------------------------------------------------      At March 31,
                                                       1999                              1998                        1999
                                          -------------------------------   -------------------------------   -------------------
                                                                  Average                           Average
                                           Average                Yield/     Average                Yield/                 Yield/
                                           Balance     Interest    Cost      Balance     Interest    Cost      Balance      Cost
                                          ----------   --------   -------   ----------   --------   -------   ----------   ------
                                                                          (Dollars in Thousands)
Assets:
Interest-earning assets:
  Loans receivable                        $3,362,180     59,693      7.11%  $2,754,100     51,817      7.53%  $3,389,812     7.18%
  Mortgage-backed  securities                169,675      2,640      6.22      252,302      4,176      6.62      164,377     6.27
  Interest-bearing  deposits (1)              30,206        543      7.19       49,300        833      6.76       34,313     4.78
  Federal funds sold (1)                      33,880        670      7.91       82,074      1,396      6.80       42,834     4.77
  Investment securities (2)                  265,339      3,889      5.86      189,108      3,106      6.57      255,387     6.02
                                          ----------   --------             ----------   --------             ----------
    Total interest-earning  assets         3,861,280     67,435      6.99    3,326,884     61,328      7.37    3,886,723     7.02
                                                       ========
Non-interest  earning assets                 221,006                           165,841                           224,543
    Total assets                          $4,082,286                        $3,492,725                        $4,111,266
                                          ==========                        ==========                        ==========

Liabilities and stockholders' equity:

Interest-bearing liabilities:
  Deposits                                $2,533,651     24,581      3.93   $2,242,762     24,251      4.39   $2,560,801     4.01
  Borrowed funds                           1,018,389     14,454      5.68      825,894     13,044      6.32    1,028,500     5.74
                                          ----------   --------             ----------   --------             ----------
    Total interest-bearing  liabilities    3,552,040     39,035      4.43    3,068,656     37,295      4.91    3,589,301     4.51
                                                       --------   -------                --------   -------                ------
Non-interest  bearing deposits               103,747                            86,749                           109,142
Other liabilities                             86,891                            69,553                            80,882
                                          ----------                        ----------                        ----------
    Total liabilities                      3,742,678                         3,224,958                         3,779,325
Stockholders' equity                         339,608                           267,767                           331,941
                                          ----------                        ----------                        ----------
    Liabilities and stockholders' equity  $4,082,286                        $3,492,725                        $4,111,266
                                          ==========                        ==========                        ==========
Net interest income/interest rate spread               $ 28,400      2.56%               $ 24,033      2.46%                 2.51%
                                                       --------   -------                --------   -------                ------

Net earning assets/net yield on average
 interest-earning  assets                 $  309,240                 2.94%  $  258,228                 2.89%  $  297,422      N/A
                                          ==========              =======   ==========              =======   ==========   ======

Ratio of interest-earning assets to
 interest-bearing liabilities                 108.71%                           108.42%                           108.29%
                                          ==========                        ==========                        ==========

--------------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

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

                                         Three Months Ended March 31, 1999
                                             Compared to March 31, 1998
                                                Increase (Decrease)
                                      ----------------------------------------
                                         Volume         Rate          Net
                                      ------------  ------------  ------------
                                                  (In thousands)

Interest-earning assets:
 Loans receivable                         $10,933        (3,057)        7,876
 Mortgage-backed securities                (1,298)         (238)       (1,536)
 Interest bearing deposits                   (340)           50          (290)
 Federal funds sold                          (924)          198          (726)
 Investment securities                      1,146          (363)          783
                                          -------        ------        ------
  Total                                     9,517        (3,410)        6,107
                                          -------        ------        ------

Interest-bearing liabilities:
 Deposits                                   3,004        (2,674)          330
 Borrowed funds                             2,824        (1,414)        1,410
                                          -------        ------        ------
  Total                                     5,828        (4,088)        1,740
                                          -------        ------        ------
Net change in net interest income         $ 3,689           678         4,367
                                          =======        ======        ======


Comparison of the Results of Operations for the Three Months Ended March 31, 1999 and 1998

     General - Net income for the three months ended March 31, 1999 was $11.7 million, or $.46 per diluted share, compared to net income of $9.2 million, or $.39 per diluted share for the three months ended March 31, 1998.

     Net interest income - Net interest income was $28.4 million for the current quarter, compared to $24.0 million for the quarter ended March 31, 1998, an increase of $4.4 million. The increase is primarily due to the Company's acquisition of WCBI on December 31, 1998, which increased the Company's balance of net interest-earning assets. Average net interest-earning assets increased to $309.2 million for the three months ended March 31, 1999, compared to $258.2 million for the three months ended March 31, 1998, while the Company's net interest margin increased to 2.94% for the current three month period, compared to 2.89% for the prior year period.

     Interest income on loans receivable increased $7.9 million as a result of a $608.1 million increase in average loans receivable, while the average yield on loans receivable decreased 42 basis points. Loans receivable increased $245.2 million due to the acquisition of WCBI which was accounted for under the purchase method of accounting. The decrease in the average yield on loans receivable is attributable to the high level of refinance and modification activity experienced by the Bank over the past 12 months due to declining long-
term interest rates.   Interest income on mortgage-backed securities decreased
$1.5 million to $2.6 million for the current quarter, due to a $82.6 million decrease in average balances. This decline in average balance is a result of higher prepayments. Interest income on investment securities increased $786,000 to $3.9 million, due to the increase in average balance of $76.2 million.

     Interest expense on deposit accounts increased $330,000 to $24.6 million, due to an increase in average deposits of $290.9 million during the current three month period, offset by a 46 basis point decrease in the average cost of savings. The decline in the cost of savings is attributable to lower U. S. Treasury rates and the impact on maturing certificate of deposits as well as decreases in rates offered on core deposits including passbook accounts. The Bank acquired $259.5 million from the acquisition of WCBI, with the remainder of the increase primarily due to an increase in money market and passbook balances.

     Interest expense on borrowed funds increased $1.4 million to $14.5 million, as a result of a $192.5 million increase in the average balance of borrowed funds, offset by a 64 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $254.7 million, offset by a decrease in average reverse repurchase agreements $24.8 million since March 31, 1998. The reduction in average cost is due to maturing FHLB advances being refinanced at lower interest rates.

     Provision for loan losses - The Bank provided $250,000 in provision for loan losses during the current three month period, compared to $200,000 for the prior three month period. Net charge-offs during the current quarter were $226,000, compared to net charges-offs of $50,000 for the three months ended March 31, 1998. The increased charge-off activity was primarily from three single family mortgage loans. At March 31, 1999, the Bank's allowance for loan losses was $16.8 million, which equaled .50% of total loans receivable, compared to .52% at December 31, 1998. The ratio of the allowance for loan losses to non-performing loans was 115.3% at March 31, 1999 compared to 119.4% at December 31, 1998, and 125.2% at March 31, 1998.

     Non-interest income - Non-interest income increased 35.1% to $7.4 million for the three months ended March 31, 1999, compared to $5.4 million for the three months ended March 31, 1998.

     Gain on sale of loans and mortgage-backed securities increased to a combined $1.5 million for the three months ended March 31, 1999, compared to a combined $447,000 for the three months ended March 31, 1998. Current quarter loan volume consisted of primarily long-term fixed rate loans, which the Bank actively sold during the current period. Loan sale volume was $138.4 million, compared to $59.4 million for the three months ended March 31, 1998. The gain on sale of mortgage-backed securities results from loans originated by the Bank being swapped into mortgage-backed securities prior to sale. During the three months ended March 31, 1999, $753,000 of loans were swapped and sold, compared to $4.5 million during the three months ended March 31, 1998.

     The Company recognized $538,000 in gains on investment securities for the three months ended March 31, 1999, compared to $328,000 for the prior year period, primarily due to the sale of asset-backed and marketable equity securities.

     Income from real estate operations decreased $180,000 to $621,000 for the three months ended March 31, 1999. A summary of income from real estate operations is as follows:

                                                 Three Months Ended March 31,
                                      --------------------------------------------------
                                               1999                      1998
                                      -----------------------  -------------------------
                                                    Pre-tax                   Pre-tax
                                         # of       Income        # of        Income
                                         Lots       (Loss)        Lots        (Loss)
                                      ----------  -----------  ----------  -------------
                                                   (dollars in thousands)
Tallgrass of Naperville                       38        $202           --          $ --
Harmony Grove                                  5         323           64           694
Reigate Woods                                  3         135           --            30
Woodbridge                                    --         (39)           6             2
Fields of Ambria                              --          --            2           (11)
Clow Creek Farm                               --          --            2            85
Creekside of  Remington                       --          --            1             1
                                              --        ----           --          ----
                                              46        $621           75          $801
                                              ==        ====           ==          ====

     The Company sold 38 lots in its newest subdivision, Tallgrass of Naperville, during the three months ended March 31, 1999. There were 124 lots under contract in this 926 lot subdivision at March 31, 1999. The 85-lot Reigate Woods subdivision had three sales during the current quarter, with 18 homesites remaining. Four homesites are under contract as of March 31, 1999. The loss incurred in the Woodbridge subdivision was due to continued costs related to the residential lots sold out in 1998. The Company entered into a sale agreement with a third party for the remaining 117 lots of the Creekside subdivision. The sale will occur in two stages, beginning in April 1999.

     Deposit account service charges increased $452,000, or 25.8% to $2.2 million for the three months ended March 31, 1999, primarily due to continued growth in the number of checking accounts and related fees.

     Brokerage commissions decreased $78,000 the three months ended March 31, 1999 compared to the prior year quarter, due to a decrease in the sales force from attrition. The Company expects these positions to be rehired during the second quarter.

     Loan servicing fee income increased $13,000 to $376,000, for the three months ended March 31, 1999. The average balance of loans serviced for others increased 11.62% to $1.09 billion for the current three month period, compared to $980.8 million for the prior year period. Amortization of servicing rights equaled $343,000 for the three months ended March 31, 1999, compared to $278,000 for the prior three month period.

     Other non-interest income increased $532,000, or 52.2% to $1.6 million for the three months ended March 31, 1999, due to increased income from bank-owned life insurance and fee income from loan modifications and prepayment penalties.

     Non-interest expense - Non-interest expense increased $1.8 million to $16.2 million for the three months ended March 31, 1999.

     Compensation and benefits increased $969,000 to $9.5 million for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase is primarily due to increased compensation and benefit costs due to the increased staff resulting from the WCBI acquisition and normal salary increases effective January 1, 1999.

     Occupancy expense increased 9.4% to $1.8 million for the three months ended March 31, 1999 compared to the prior year period, primarily due the addition of WCBI.

     Advertising and promotion expense decreased $121,000 for the three months ended March 31, 1999 compared to the prior year due to a decrease in direct mail and television costs while preparing to initiate a new advertising campaign in the second quarter.

     Amortization of intangibles increased $349,000 to $977,000 for the three months ended March 31, 1999 due to the purchase of WCBI.

     Income taxes - For the three months ended March 31, 1999, income tax expense totaled $7.6 million, or an effective income tax rate of 39.5%, compared to $5.7 million, or an effective income tax rate of 38.2%, for the three months ended March 31, 1998.

     Quantitative and Qualitative Disclosures About Market Risk- A comprehensive qualitative and quantatative analysis regarding market risk was disclosed in the Company's December 31, 1998 Form 10-K. There has been no material changes in the assumptions used regarding market risk. At March 31, 1999, the Company's cumulative one-year interest sensitivity gap increased to (11.68)% from (4.23)% at December 31, 1998. The increase in the negative gap, while within the Company policy, makes the Company more susceptible to a decrease in net interest income in a period of rising rates. The cumulative gap at three years moved from 2.98% at December 31, 1998, to (1.48)% at March 31, 1999. The change in the one year gap is due to a number of factors, including the prepayments in the Bank's purchased adjustable-rate mortgage portfolio and continued reinvestment in prepayment protected fixed-rate mortgage loans, the Company's stock repurchase program as well as an increase in short term borrowings at the end of the quarter. The Company is currently taking steps to replace the short term borrowings with longer term fixed rate advances from the Federal Home Loan Bank of Chicago, as well as attempting to extend maturities on certificate of deposit accounts, both of which will reduce the negative cumulative one-year sensitivity gap.

Part II  -  Other Information
-----------------------------

Item 1.  Legal Proceedings

         The Company is not presently involved in any legal proceedings of a material nature.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Shareholders on April 28, 1999.

         (b) The names of each director elected at the Annual Meeting for three-year terms are as follows:

                               Robert Bowles, MD
                                 David C. Burba
                                Allen H. Koranda
                                Henry Smogolski

         The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

             Terry A. Ekl             Lois B. Vasto
             Joe F. Hanauer           Jerry A. Weberling
             Kenneth Koranda          Andrew J. Zych
             F. William Trescott

         (c) In addition to the election of directors, the following matters were voted upon at the Annual Meeting. The number of affirmative votes and negative votes cast with respect to each matter is shown below.

           (i) Approval of an amendment to the MAF Bancorp, Inc. Certificate of Incorporation increasing the number of authorized shares of common stock from 40,000,000 shares to 80,000,000 shares:

                      For           Against         Abstain
                 --------------  --------------  --------------
                   20,028,095        999,504         242,024

           (ii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999:

                      For           Against         Abstain
                 --------------  --------------  --------------
                    21,014,359       224,310          30,954


         (d)  None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit No. 3. Certificate of Amendment of MAF Bancorp's amended Certificate of Incorporation.

         (b)  Exhibit No. 11.  Statement re:  Computation of per share earnings

                                                                            Quarter Ended
                                                                            March 31, 1999
                                                                            --------------
              Net income                                                      $11,679,000
                                                                              ===========

              Weighted average common shares outstanding                       24,636,116
                                                                              -----------
              Basic earnings per share                                        $       .47
                                                                              -----------

              Weighted average common shares outstanding                       24,636,116

              Common stock equivalents due to dilutive
                effect of stock options                                           785,744
                                                                              -----------
              Total weighted average common shares and equivalents
                outstanding for diluted computation                            25,421,860
                                                                              ===========

              Diluted earnings per share                                      $       .46
                                                                              ===========


         (c)  Exhibit No. 27.  Financial Data Schedule.

         (d)  Reports on Form 8-K.

              On January 27, 1999, MAF Bancorp, Inc. announced its 1998 fourth quarter and year-end earnings results.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MAF Bancorp. Inc.
                                                   -----------------
                                                     (Registrant)



Date:     May 12, 1999                 By:    /s/  Allen H. Koranda
         -------------                        --------------------------
                                                   Allen H. Koranda
                                               Chairman of the Board and
                                                Chief Executive Officer
                                               (Duly Authorized Officer)



Date:    May 12, 1999                  By:   /s/  Jerry A. Weberling
         ------------                        ----------------------------
                                                  Jerry A. Weberling
                                             Executive Vice President and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)