Form 10-Q
period 1999-06-30
MAF BANCORP INC
filed 1999-08-16
CIK 854662

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 (Mark one)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

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

                                --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 24,156,627 at August 13, 1999.

===============================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----



Part I.     Financial Information                                         Page
-------     ---------------------                                         ----

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of June 30, 1999 and December 31, 1998 (unaudited)......     3

            Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 1999 and 1998 (unaudited)............     4

            Consolidated Statement of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 1999 (unaudited).........     5

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998 (unaudited)........     6

            Notes to Unaudited Consolidated Financial Statements.......     8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    12

Item 3      Quantitative and Qualitative Disclosures About Market Risk.    32


Part II.    Other Information
--------    -----------------

Item 1      Legal Proceedings..........................................    34

Item 2      Changes in Securities......................................    34

Item 3      Defaults Upon Senior Securities............................    34

Item 4      Submission of Matters to a Vote of Security Holders........    34

Item 5      Other Information..........................................    34

Item 6      Exhibits and Reports on Form 8-K...........................    35

            Signature Page.............................................    36

                      MAF BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                            (Dollars in thousands)
                                  (unaudited)

                                                                               June 30,         December 31,
                                                                                 1999               1998
                                                                              ----------        ------------
Assets
------
Cash and due from banks                                                       $   42,966            53,995
Interest-bearing deposits                                                         20,824            24,564
Federal funds sold                                                                39,310            79,140
Investment securities, at cost (fair value of $22,085 and $12,360)                21,426            11,107
Investment securities available for sale, at fair value                          192,840           198,960
Stock in Federal Home Loan Bank of Chicago, at cost                               55,525            50,878
Mortgage-backed securities, at amortized cost
  (fair value of $105,556 and $127,570)                                          106,905           128,538
Mortgage-backed securities available for sale, at fair value                      44,723            55,065
Loans receivable held for sale                                                   100,016            89,406
Loans receivable, net of allowance for losses of $16,978 and $16,770           3,448,150         3,229,670
Accrued interest receivable                                                       22,291            21,545
Foreclosed real estate                                                             9,028             8,357
Real estate held for development or sale                                          22,775            25,134
Premises and equipment, net                                                       41,472            40,724
Other assets                                                                      48,143            41,785
Intangible assets, net of accumulated amortization of $8,625 and $6,671           60,270            62,219
                                                                              ----------         ---------
                                                                              $4,276,664         4,121,087
                                                                              ==========         =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                    $2,669,886         2,656,872
  Borrowed funds                                                               1,179,500         1,034,500
  Advances by borrowers for taxes and insurance                                   33,262            30,576
  Accrued expenses and other liabilities                                          50,069            54,143
                                                                              ----------         ---------
    Total liabilities                                                          3,932,717         3,776,091
                                                                              ----------         ---------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; none outstanding                                                          --                --
  Common stock, $.01 par value;
    authorized 80,000,000 shares; 25,420,650 shares issued;
    24,156,627 and 24,984,398 shares outstanding                                     254               254
  Additional paid-in capital                                                     194,016           191,473
  Retained earnings, substantially restricted                                    177,396           159,935
  Accumulated other comprehensive income (loss)                                     (401)              425
  Treasury stock, at cost; 1,264,023 and 436,252 shares                          (27,318)           (7,091)
                                                                              ----------         ---------
    Total stockholders' equity                                                   343,947           344,996
Commitments and contingencies
                                                                              ----------         ---------
                                                                              $4,276,664         4,121,087
                                                                              ==========         =========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                         -------------------------------  -----------------------------
                                                               1999            1998           1999            1998
                                                         ----------------  -------------  -------------  --------------
Interest income:

 Loans receivable                                            $61,352          $52,551       $121,045        $104,368
 Mortgage-backed securities                                    1,697            2,583          3,557           5,709
 Mortgage-backed securities available for sale                   702            1,006          1,482           2,056
 Investment securities                                         1,166              811          2,086           1,824
 Investment securities available for sale                      2,733            2,667          5,665           4,720
 Interest-bearing deposits and federal funds sold              1,161            2,195          2,374           4,424
                                                             -------          -------       --------        --------
   Total interest income                                      68,811           61,813        136,209         123,101
                                                             -------          -------       --------        --------
Interest expense:
 Deposits                                                     24,585           24,144         49,166          48,395
 Borrowed funds                                               15,267           13,461         29,721          26,505
                                                             -------          -------       --------        --------
   Total interest expense                                     39,852           37,605         78,887          74,900
                                                             -------          -------       --------        --------
   Net interest income                                        28,959           24,208         57,322          48,201
Provision for loan losses                                        250              200            500             400
                                                             -------          -------       --------        --------
   Net interest income after provision for
     loan losses                                              28,709           24,008         56,822          47,801
                                                             -------          -------       --------        --------
Non-interest income:
 Gain on sale of:
  Loans receivable                                               382              804          1,838           1,209
  Mortgage-backed securities                                      32              126             36             168
  Investment securities                                            -               70            538             398
  Foreclosed real estate                                         108               21            120              66
 Deposit account service charges                               2,541            2,079          4,746           3,832
 Income from real estate operations                            3,917            1,298          4,538           2,099
 Brokerage commissions                                           627              839          1,219           1,509
 Loan servicing fee income                                       654              393          1,030             756
 Other                                                         1,460            1,227          3,012           2,266
                                                             -------          -------       --------        --------
   Total non-interest income                                   9,721            6,857         17,077          12,303
                                                             -------          -------       --------        --------
Non-interest expense:
 Compensation and benefits                                     9,269            8,755         18,735          17,252
 Office occupancy and equipment                                1,818            1,694          3,625           3,346
 Advertising and promotion                                       823              584          1,355           1,237
 Data processing                                                 600              564          1,191           1,096
 Federal deposit insurance premiums                              393              366            797             728
 Amortization of intangible assets                               977              627          1,954           1,255
 Other                                                         2,644            2,296          5,047           4,389
                                                             -------          -------       --------        --------
   Total non-interest expense                                 16,524           14,886         32,704          29,303
                                                             -------          -------       --------        --------
   Income before income taxes                                 21,906           15,979         41,195          30,801
Income tax expense                                             8,667            6,199         16,277          11,854
                                                             -------          -------       --------        --------
   Net income                                                $13,239          $ 9,780       $ 24,918        $ 18,947
                                                             =======          =======       ========        ========
Basic earnings per share                                     $   .55          $   .43       $   1.02        $    .84
                                                             =======          =======       ========        ========
Diluted earnings per share                                   $   .53          $   .42       $    .99        $    .81
                                                             =======          =======       ========        ========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                             Accumulated
                                                                    Additional                  other
                                                            Common    paid-in    Retained   comprehensive   Treasury
Six Months Ended June 30, 1999                               stock    capital    earnings   income (loss)     stock     Total
------------------------------                               -----    -------    --------    ------------     -----     -----
Balance at December 31, 1998                                 $254     191,473     159,935         425        (7,091)   344,996
                                                             ----     -------     -------        ----       -------    -------
Comprehensive income:
  Net income                                                   --          --      24,918          --            --     24,918
  Other comprehensive income (loss), net of tax:
    Unrealized holding loss during the period                  --          --          --        (500)           --       (500)
    Less:  reclassification adjustment of gains
      included in net income                                   --          --          --        (326)           --       (326)
                                                             ----        ----      ------        ----       -------    -------
  Total comprehensive income                                   --          --      24,918        (826)           --     24,092
                                                             ----        ----      ------        ----       -------    -------
Exercise of 212,620 stock options and
  reissuance of treasury stock                                 --          --      (3,583)         --         4,310        727
Impact of exercise of acquisition carry-over stock options     --       1,531          --          --            --      1,531
Purchase of treasury stock                                     --          --          --          --       (24,537)   (24,537)
Tax benefits from stock-related compensation                   --       1,012          --          --            --      1,012
Cash dividends ($.16 per share)                                --          --     (3,874)          --            --     (3,874)
                                                             ----     -------    -------         ----       -------    -------
Balance at June 30, 1999                                     $254     194,016    177,396         (401)      (27,318)   343,947
                                                             ====     =======    =======         ====       =======    =======



See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                 1999               1998
                                                                           -----------------  -----------------
Operating activities:
Net income                                                                        $  24,918          $  18,947
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                      1,960              1,722
   Provision for loan losses                                                            500                400
   Deferred income tax (benefit) expense                                              1,063               (366)
   Amortization of goodwill and core deposit intangibles                              1,954              1,142
   Amortization of premiums, discounts, loan fees and servicing rights                  617              1,255
   Net gain on sale of loans, mortgage-backed securities,
     and real estate held for development or sale                                    (6,412)            (3,476)
   Gain on sale of investment securities                                               (538)              (398)
   Increase in accrued interest receivable                                             (746)              (508)
   Net increase in other assets and liabilities                                     (12,303)            (2,958)
 Loans originated for sale                                                         (125,821)          (166,004)
 Loans purchased for sale                                                           (15,901)           (54,767)
 Sale of loans originated and purchased for sale                                    211,522            183,796
 Sale of mortgage-backed securities available for sale                                  784             15,207
                                                                                  ---------          ---------
      Net cash provided by (used in) operating activities                            81,597             (6,008)
                                                                                  ---------          ---------
Investing activities:
 Loans originated for investment                                                   (569,002)          (467,367)
 Principal repayments on loans receivable                                           404,382            484,318
 Principal repayments on mortgage-backed securities                                  31,834             45,961
 Proceeds from maturities of investment securities available for sale                41,490             71,964
 Proceeds from maturities of investment securities held to maturity                      --             15,000
 Proceeds from sale of:
  Investment securities available for sale                                            8,859              1,522
  Investments held to maturity                                                           --                912
  Real estate held for development or sale                                           22,531             16,359
  Premises and equipment                                                                 --                  1
  Stock in FHLB of Chicago                                                               --                500
 Purchases of:
  Loans receivable held for investment                                             (137,800)          (114,374)
  Investment securities available for sale                                          (45,176)          (137,403)
  Investment securities held to maturity                                            (10,266)              (590)
  Mortgage-backed securities available for sale                                          --             (9,552)
  Stock in FHLB of Chicago                                                           (4,647)            (8,000)
  Real estate held for development or sale                                          (10,265)            (6,635)
  Premises and equipment                                                             (2,784)            (3,604)
                                                                                  ---------          ---------
      Net cash used in investing activities                                        (270,844)          (110,988)
                                                                                  ---------          ---------

                                                                     (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                           ----------------------------------
                                                                                 1999              1998
                                                                           -----------------  ---------------
                                                                                         (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                                           $ 280,000         $160,000
 Proceeds from unsecured line of credit                                              21,000               --
 Repayment of FHLB of Chicago advances                                             (145,000)         (35,000)
 Repayment of unsecured line of credit                                              (11,000)              --
 Net decrease in other borrowings                                                        --          (24,804)
 Proceeds from exercise of stock options                                                727              150
 Purchase of treasury stock                                                         (24,537)            (137)
 Cash dividends                                                                      (3,241)          (2,104)
 Net increase in deposits                                                            14,013           16,486
 Decrease in advances by borrowers for taxes and insurance                            2,686            1,692
                                                                                  ---------         --------
     Net cash provided by financing activities                                      134,648          116,283
                                                                                  ---------         --------
Decrease in cash and cash equivalents                                               (54,599)            (713)
                                                                                  ---------         --------
Cash and cash equivalents at beginning of period                                    157,699          146,918
                                                                                  ---------         --------
Cash and cash equivalents at end of period                                          103,100          146,205
                                                                                  =========         ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                                            78,066           74,681
  Income taxes                                                                       12,942           10,401
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate                               3,381              849
 Loans receivable swapped into mortgage-backed securities                               753           15,144
 Loans receivable transferred to held for sale                                       80,004               --
 Treasury stock received for option exercises                                            --               18
                                                                                  =========         ========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
               Three and Six Months Ended June 30, 1999 and 1998


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and six month periods ended June 30, 1999 and 1998 and as of December 31, 1998. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

     Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations. Stock options are the only adjustment made to average shares outstanding in computing diluted earnings per share. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:

                                    Three Months Ended June 30, 1999       Three Months Ended June 30, 1998
                                  -------------------------------------  -------------------------------------
                                    Income        Shares      Per-Share    Income        Shares      Per-Share
                                  (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                  -----------  -------------  ---------  -----------  -------------  ---------
                                                             (Dollars in thousands)
Basic earnings per share:
 Income available to
  common shareholders               $13,239     24,139,952      $.55       $9,780      22,562,943      $.43
                                    =======                     ====       ======                      ====
Effect of dilutive securities:
 Stock options                                     754,176                                814,923
                                                ----------                             ----------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                       $13,239     24,894,128      $.53       $9,780      23,377,866      $.42
                                    =======     ==========      ====       ======      ==========      ====


                                      Six Months Ended June 30, 1999                       Six Months Ended June 30, 1998
                                  -----------------------------------------               ---------------------------------
                                        Income           Shares         Per-Share          Income             Shares       Per-Share
                                      (Numerator)      (Denominator)      Amount          (Numerator)       (Denominator)     Amount
                                  -------------------  -------------  --------------  --------------------  -------------  ---------
                                                                        (Dollars in thousands)
Basic earnings per share:
Income available to
 common shareholders                $24,918              24,388,034       $1.02              $18,947         22,543,121     $    .84
                                     ======                                ====               ======                         =======
Effect of dilutive securities:
Stock options                                               769,960                                             815,130
                                                         ----------                                          ----------
Diluted earnings per share -
Income available to common
 shareholders plus assumed
 conversions                        $24,918              25,157,994        $.99              $18,947         23,358,251     $    .81
                                     ======              ==========         ===               ======         ==========      =======

(3)  Commitments and Contingencies

     At June 30, 1999, the Bank had outstanding commitments to originate and purchase loans of $398.6 million, of which $254.1 million were fixed-rate loans, with rates ranging from 5.50% to 8.75%, and $144.5 million were adjustable-rate loans. At June 30, 1999, commitments to sell loans were $105.7 million.

     At June 30, 1999, the Bank had outstanding standby letters of credit totaling $16.2 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $15.4 million related to real estate development improvements.

(4)  Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(5)  Reclassifications

     Certain reclassifications of 1998 amounts have been made to conform with current year presentations.

(6)  Segment Information

     The Company utilizes the "management approach" for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

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


                                               At or For the Three Months Ended June 30, 1999
                                        ------------------------------------------------------------
                                           Retail        Land                          Consolidated
                                          Banking     Development      Eliminations        Total
                                          -------     -----------      ------------    ------------
                                                               (In thousands)
Interest income                          $   69,264           --              (453)          68,811
Interest expense                             39,852          453              (453)          39,852
                                         ----------      -------            ------        ---------
 Net interest income                         29,412         (453)               --           28,959
Provision for loan losses                       250           --                --              250
                                         ----------      -------            ------        ---------
 Net interest income after provision         29,162         (453)               --           28,709
Non-interest income                           5,804        3,917                --            9,721
Non-interest expense                         16,382          142                --           16,524
                                         ----------      -------            ------        ---------
Income before income taxes                   18,584        3,322                --           21,906
Income tax expense                            7,355        1,312                --            8,667
                                         ----------      -------            ------        ---------
Net income                               $   11,229        2,010                --           13,239
                                         ==========      =======            ======        =========
Average assets                           $4,131,275       25,851                --        4,157,126
                                         ==========      =======            ======        =========

                                               At or For the Three Months Ended June 30, 1999
                                        ------------------------------------------------------------
                                           Retail        Land                          Consolidated
                                          Banking     Development      Eliminations        Total
                                          -------     -----------      ------------    ------------
                                                               (In thousands)
Interest income                          $   62,349           --             (536)           61,813
Interest expense                             37,605          536             (536)           37,605
                                         ----------      -------            ------        ---------
 Net interest income                         24,744         (536)               --           24,208
Provision for loan losses                       200           --                --              200
                                         ----------      -------            ------        ---------
 Net interest income after provision         24,544         (536)               --           24,008
Non-interest income                           5,559        1,298                --            6,857
Non-interest expense                         14,723          163                --           14,886
                                         ----------      -------            ------        ---------
Income before income taxes                   15,380          599                --           15,979
Income tax expense                            5,969          230                --            6,199
                                         ----------      -------            ------        ---------
Net income                               $    9,411          369                --            9,780
                                         ==========      =======            ======        =========
Average assets                           $3,514,350       28,943                --        3,543,293
                                         ==========      =======            ======        =========

                                                At or For the Six Months Ended June 30, 1999
                                         ---------------------------------------------------------
                                           Retail        Land                         Consolidated
                                          Banking     Development    Eliminations        Total
                                         ----------   -----------    ------------     ------------
                                                            (In thousands)
Interest income                          $  137,149           -            (940)          136,209
Interest expense                             78,887         940            (940)           78,887
                                         ----------      ------          ------         ---------
  Net interest income                        58,262        (940)              -            57,322
Provision for loan losses                       500           -               -               500
                                         ----------      ------          ------         ---------
  Net interest income after provision        57,762        (940)              -            56,822
Non-interest income                          12,539       4,538               -            17,077
Non-interest expense                         32,259         445               -            32,704
                                         ----------      ------          ------         ---------
Income before income taxes                   38,042       3,153               -            41,195
Income tax expense                           15,031       1,246               -            16,277
                                         ----------      ------          ------         ---------
Net income                               $   23,011       1,907               -            24,918
                                         ==========      ======          ======         =========
Average assets                           $4,092,914      26,998               -         4,119,912
                                         ==========      ======          ======         =========

                                                At or For the Six Months Ended June 30, 1998
                                         ---------------------------------------------------------
                                           Retail        Land                         Consolidated
                                          Banking     Development    Eliminations        Total
                                         ----------   -----------    ------------     ------------
                                                            (In thousands)
Interest income                          $  124,271           -          (1,170)          123,101
Interest expense                             74,900       1,170          (1,170)           74,900
                                         ----------      ------          ------         ---------
  Net interest income                        49,371      (1,170)              -            48,201
Provision for loan losses                       400           -               -               400
                                         ----------      ------          ------         ---------
  Net interest income after provision        48,971      (1,170)              -            47,801
Non-interest income                          10,204       2,099               -            12,303
Non-interest expense                         28,896         407               -            29,303
                                         ----------      ------          ------         ---------
Income before income taxes                   30,279         522               -            30,801
Income tax expense                           11,653         201               -            11,854
                                         ----------      ------          ------         ---------
Net income                               $   18,626         321               -            18,947
                                         ==========      ======          ======         =========
Average assets                           $3,488,095      30,053               -         3,518,148
                                         ==========      ======          ======         =========

(7)  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company does not believe this statement will have a material impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Information

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the possible short-term dilutive effect of potential acquisitions, the effectiveness of the Company's compliance review and implementation plan to identify and resolve Year 2000 issues, and accounting principles, policies and guidelines. These risks and uncertainties may cause actual future results to differ from those predicted and should be considered in evaluating forward-looking statements.

     The banking industry has and continues to experience consolidation both nationally and in the local Chicago area. As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the markets it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and many times at a premium to current market value. As such, management anticipates that acquisitions made by the Company could include some book value per share dilution and earnings per share dilution depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Year 2000 Compliance

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define an applicable year in a record of data. Computer programs or hardware that have date-sensitive software or embedded microprocessor chips may recognize a date using "00" as 1900 rather than 2000. The result of such problem could result in system failure, miscalculations, and disruption of the Company's operations as it pertains to transacting customer business.

     The Company has designed a plan to resolve its Year 2000 Issue that includes phases for assessment, testing and implementation. To date, the Company has fully completed its assessment of systems that could be significantly affected by the Year 2000. This assessment indicated that many of the software applications could have been affected by the Year 2000. Additionally, the assessment phase identified the potential for embedded chips in certain systems (such as vault security, elevators, etc.) that may also be at risk. The assessment plan also identified the potential impact of Year 2000 compliance as it relates to its significant suppliers and vendors. The Company has sought and obtained information regarding Year 2000 compliance from substantially all of its key suppliers and vendors. Substantially all of these vendors report that they are expending efforts to become Year 2000 compliant and plan to be Year 2000 compliant in advance of December 31, 1999.

     The plan's implementation status is reviewed quarterly with senior management and the Board of Directors. In addition, during 1998 and 1999, the Bank's Year 2000 compliance plan and related activities have been periodically reviewed by the Office of Thrift Supervision, the Bank's primary regulator. The Company has completed its testing and implementation of software that upgrades its mainframe computer system to achieve Year 2000 readiness. Software was provided to the Company by its third party vendor under a maintenance contract that the Company maintains in the normal course of business. In October 1998, the Company received and tested this vendor's major software upgrade for the Year 2000 Issue. The Company believes that this upgrade has fully addressed potential Year 2000 problems relating to its main system. In addition, the Company has written proprietary programs for internal management reporting and for the support of other operations of the Bank. Many of these programs contain code that is date dependent, and have been reviewed and tested as part of the Year 2000 plan. The Company believes that the testing and reprogramming of critical proprietary programs has been successfully completed.

     In addition to software and mainframe computer hardware Year 2000 issues, there are other important mechanical devices that the Company relies upon in the normal course of business, including alarm systems, vault security systems, and other functioning equipment which protect the assets of the Company. The Company has assessed all of these items, and is 95% complete with the testing of these functions. Testing and upgrades to these systems is expected to be complete by September 1999.

     The Company relies on computer links with third party vendors in its normal course of business, including obtaining credit reports, title policies, and preparing closing statements with title companies. The Company is currently in the process of working with these "EDI" links to ensure that the Company's systems that interface with these third parties are Year 2000 compliant by December 31, 1999. Testing of these links is substantially complete, with any remaining testing expected to be completed by September 1999. The Company has queried and received indications from its major vendors in this area that they will be Year 2000 compliant.

     The Company has also evaluated the potential Year 2000 impact of significant suppliers that do not share information systems with the Company (external agents). For the Company, these would include certain government agencies and utility providers. The Company has identified and contacted certain vendors that would create the most material impact on the Company's operations, and has been advised that they will be Year 2000 ready. However, the Company has no means of ensuring that these external agents will be Year 2000 compliant by the end of 1999. The consequences of non-compliance by critical external agents are addressed in the contingency plans developed by the Company.

     The Company has relied primarily on its own Information Technology ("IT") department to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. Although this has diverted a material amount of the Company's IT resources during this process, the Company does not believe this diversion has had or will have a material impact on the results of operations. The Year 2000 plan has included the upgrading of mainframe software, which was accomplished pursuant to existing software maintenance agreements at no incremental cost to the Company. With respect to various PC software applications, necessary upgrades in some cases required a total replacement. At June 30, 1999, the Company estimates the incremental cost expended for Year 2000 compliance has amounted to approximately $350,000, not including the salaries and benefit costs of internal personnel. The Company believes its total cost of achieving Year 2000 compliance will not exceed $500,000 (excluding salary and benefit costs).

     Management is in the process of finalizing the development of its contingency plan in the event of Year 2000 failure of mission critical systems, including the telecommunications and electricity network. In the normal course of business, the Company maintains a disaster recovery plan that includes procedures for a mainframe failure. This offsite backup system consists of the same mainframe computer that the Company currently uses, and is certified to be Year 2000 compliant by the third party vendor. The Company has contracted for backup generator power at its branch location that houses its mainframe computer system and data processing operations. Telecommunication failure is addressed with backup procedures for capturing local branch customer transactions on transferable media that can be transported to the mainframe location for periodic uploading. To the extent that either its mainframe computer or certain utilities prove to be inoperative, the plan outlines procedures to allow a limited amount of customer transactions to be processed at a limited number of locations within the Bank's branch network.

     It is expected that the contingency plan will include policies and procedures to permit the Company to operate on a reduced, semi-manual basis for a limited period of time. To aid in the additional effort a semi-manual system would require, the Company has put a moratorium on most employee vacations for the period December 15, 1999 to January 15, 2000. The Company expects to have a finalized contingency plan in place by September 1999.

     The Company has also developed an overall liquidity and branch cash contingency plan to address expected potential higher cash withdrawals by customers in light of the Year 2000 Issue. The plan will be implemented in October 1999. The Company estimates that the costs of implementing the liquidity and branch cash contingency plan, planned fourth quarter printing and mailing of Year 2000 customer communications and extra customer account statements will cost the Company approximately $300,000 to $400,000. These costs are in addition to the costs noted above related to Year 2000 compliance.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. Management also believes that its testing and implementation to date, as well as the continued implementation of its Year 2000 plan will ready the Company for the Year 2000. However, to the extent that the Company's preparation and testing does not prove to be adequate, and its contingency plans prove to be ineffective, the Company's ability to conduct its business may be adversely affected as it relates to processing customer transactions related to its core banking operation. Non-compliance caused by third parties (including utilities) and Year 2000 disruptions to the national or local economy in general could also have a material adverse impact on the Company.

Regulation and Supervision

     As a federally chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Company and its operations.

Capital Standards. Savings associations must meet three capital requirements: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio.

      Core Capital Requirement

     The core capital requirement, or the required "leverage limit," currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. Core capital generally includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks, such as Mid America Developments, are required to be deducted from total capital. See "Deductions from Regulatory Capital on Non-Permissible Activities".

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

     At June 30, 1999, the Bank was in compliance with all of its capital requirements as follows:

                                                         June 30, 1999             December 31, 1998
                                                    ----------------------      ----------------------
                                                                Percent of                  Percent of
                                                      Amount      Assets          Amount      Assets
                                                    ----------  ----------      ----------  ----------
                                                                 (Dollars in thousands)
Stockholder's equity of the Bank                    $  341,090      8.06%       $  341,568      8.36%
                                                    ==========     =====        ==========     =====
Tangible capital                                    $  271,249      6.53%       $  266,793      6.67%
Tangible capital requirement                            62,323      1.50            60,009      1.50
                                                    ----------     -----        ----------     -----
Excess                                              $  208,926      5.03%       $  206,784      5.17%
                                                    ==========     =====        ==========     =====
Core capital                                        $  271,249      6.53%       $  266,793      6.67%
Core capital requirement                               124,647      3.00           120,018      3.00
                                                    ----------     -----        ----------     -----
Excess                                              $  146,602      3.53%       $  146,775      3.67%
                                                    ==========     =====        ==========     =====
Core and supplementary capital                      $  288,227     12.66%       $  283,563     13.42%
Risk-based capital requirement                         182,179      8.00           169,051      8.00
                                                    ----------     -----        ----------     -----
Excess                                              $  106,048      4.66%       $  114,512      5.42%
                                                    ==========     =====        ==========     =====
Total Bank assets                                   $4,233,962                  $4,084,110
Adjusted total Bank assets                           4,154,884                   4,000,600
Total risk-weighted assets                           2,356,318                   2,196,644
Adjusted total risk-weighted assets                  2,277,240                   2,113,134
Investment in Bank's real estate subsidiaries           10,706                      12,518
                                                    ==========                  ==========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                                June 30,         December 31,
                                                                                  1999              1998
                                                                                --------         ------------
                                                                                      (In thousands)
Stockholder's equity of the Bank                                                $341,090             341,568
Goodwill                                                                         (53,573)            (54,868)
Core deposit intangibles                                                          (6,697)             (7,351)
Non-permissible subsidiary deduction                                             (10,706)            (12,518)
Non-includable purchased mortgage servicing rights                                  (570)               (421)
Regulatory capital adjustment for available for sale securities                    1,705                 383
                                                                                --------             -------
  Tangible and core capital                                                      271,249             266,793
General loan loss reserves                                                        16,978              16,770
                                                                                --------             -------
 Core and supplementary capital                                                 $288,227             283,563
                                                                                ========             =======

          Deductions from Regulatory Capital on Non-Permissible Activities

     Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly owned subsidiaries, Mid America Developments, and NW Financial. Since July 1, 1996, 100% of such investment in and advances to Mid America Developments and NW Financial has been deducted from capital.

Changes in Financial Condition

     Total assets of the Company were $4.28 billion at June 30, 1999, an increase of $155.6 million from $4.12 billion at December 31, 1998. The increase is primarily due to an increase in borrowings used to fund mortgage loans held for investment and sale.

     Cash and short-term investments totaled a combined $103.1 million at June 30, 1999, a decrease of $54.6 million from the combined balance of $157.7 million at December 31, 1998. The Company used $24.1 million to purchase 1,018,562 shares of common stock into treasury during the current six month period.

     Investment securities available for sale decreased $6.1 million to $192.8 million at June 30, 1999. The decrease is due to sales of $8.9 million and maturities of $41.5 million of primarily U.S. Government and agency securities, offset by purchases of $45.2 million in primarily asset-backed and U.S. Agency securities. The Company recognized a gain of $538,000 on the sale of investment securities during the six months ended June 30, 1999. At June 30, 1999, gross unrealized losses in the available for sale portfolio were $400,000 compared to gross unrealized gains of $913,000 at December 31, 1998.

     Mortgage-backed securities classified as held to maturity decreased $21.6 million to $106.9 million at June 30, 1999, compared to $128.5 million at December 31, 1998, primarily due to normal amortization and prepayments.

     Mortgage-backed securities available for sale decreased $10.3 million to $44.7 million at June 30, 1999, primarily due to amortization and prepayments. Gross unrealized losses in the available for sale portfolio were $255,000 at June 30, 1999, compared to $204,000 at December 31, 1998.

     Included in mortgage-backed securities classified as held to maturity and available for sale are $84.1 million of CMO securities at June 30, 1999, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, increased $229.1 million, or 6.9%, to $3.55 billion at June 30, 1999. The Bank originated $855.1 million during the six month period ended June 30, 1999. Offsetting this increase were amortization and prepayments totaling $404.4 million, as well as loan sales of $211.9 million. Loans receivable held for sale increased to $100.0 million as of June 30, 1999, compared to $89.4 million at December 31, 1998. During the current quarter the Bank transferred $80.0 million of fixed-rate loans receivable to loans held for sale with a lower of cost or market adjustment of $66,000. The transfer was made for interest-rate risk and liquidity management purposes.

     The allowance for loan losses totaled $17.0 million at June 30, 1999, an increase of $208,000 from the balance at December 31, 1998, due to a $500,000 provision for loan losses, offset by net charge-offs of $292,000. Charge-offs for the six months were primarily on four one-to-four family residences. The Bank's allowance for loan losses to total loans outstanding was .49% at June 30, 1999, compared to .52% at December 31, 1998. Non-performing loans decreased $993,000 to $13.1 million at June 30, 1999, compared to $14.0 million at December 31, 1998. As a percentage of total loans receivable, the level of non-performing loans was .38% at June 30, 1999, compared to .43% at December 31, 1998.

     Real estate held for development or sale decreased $2.4 million to $22.8 million at June 30, 1999. A summary of the carrying value of real estate held for development or sale is as follows:


                                               June 30,     December 31,
                                                 1999           1998
                                               --------     ------------
                                                    (in thousands)
         MAF Developments, Inc.
          Tallgrass of Naperville               $16,292        17,817
          Harmony Grove                              --             6
          Creekside of Remington                  1,544         1,456
                                                -------        ------
                                                 17,836        19,279
                                                -------        ------

         NW Financial, Inc.
          Reigate Woods                           3,480         3,419
          Woodbridge                              1,459         2,436
                                                -------        ------
                                                  4,939         5,855
                                                -------        ------
                                                $22,775        25,134
                                                =======        ======

     The decrease in the Tallgrass of Naperville project is primarily due to strong lot sales in Unit 1 of the project, offset in part by development costs incurred in Unit 2, currently scheduled to include 346 lots. As of June 30, 1999, 30 lots are under contract. The Company plans to hold a presale of Unit 2 lots in August 1999, with closings expected to commence late in the fourth quarter. In March 1999, the Company contracted with a local developer for the purchase of the remaining 117 lots in the Creekside of Remington subdivision. The first closing, consisting of 42 lots, occurred on April 30, 1999. The sale of the remaining 75 lots are scheduled to close on April 30, 2000, at a nominal profit to the Company. In addition, the Company sold the final two lots in Harmony Grove.

     The Company sold five homesites in its Reigate Woods subdivision during the first six months of 1999. The small increase in the Company's investment is due to project costs related to homesites currently under contract. At June 30, 1999 there are 16 remaining homesites, with five homesites under contract. As of December 31, 1998, the Woodbridge project consisted of a 48-acre parcel of commercial real estate. A 26-acre commercial parcel was sold during June 1999 at a pre-tax profit of $2.9 million. The remaining 22-acres of land, which consist of six individual parcels, are under contract with closings expected over the next twelve months at estimated pre-tax profits of approximately $3.3 million.

     Deposits increased $13.0 million, to $2.67 billion at June 30, 1999. After consideration of interest of $48.2 million credited to accounts during the six months ended June 30, 1999, actual cash outflows were $34.2 million.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $145.0 million to $1.18 billion at June 30, 1999. The increase is primarily attributable to a net $135.0 million increase in FHLB of Chicago borrowings as well as the use of $10.0 million under the Company's revolving line of credit as of June 30, 1999.

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

     For the quarter ended June 30, 1999, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $232,000, compared to $227,000 for the three months ended June 30, 1998.

     Foreclosed real estate increased $671,000 to $9.0 million at June 30, 1999, primarily due to $3.4 million in new single family foreclosures offset by sales of $2.4 million.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:


                                        61-90 Days                           91 Days or More
                            -----------------------------------  ---------------------------------------
                                        Principal                               Principal
                             Number     Balance of    Percent      Number      Balance of      Percent
                               of       Delinquent      of           of        Delinquent        of
                              Loans       Loans        Total        Loans         Loans         Total
                            ---------  ------------  ----------  -----------  -------------  -----------
                                                      (Dollars in thousands)

June 30, 1999                   49        $3,655        .11%          112         $12,299         .35%
                                ==        ======        ===           ===         =======         ===
March 31, 1999                  33        $3,125        .09%          123         $13,677         .40%
                                ==        ======        ===           ===         =======         ===
December 31, 1998               41        $4,259        .13%          109         $13,163         .41%
                                ==        ======        ===           ===         =======         ===
September 30, 1998              60        $6,365        .22%           87         $10,201         .35%
                                ==        ======        ===           ===         =======         ===
June 30, 1998                   46        $5,589        .20%          105         $10,752         .38%
                                ==        ======        ===           ===         =======         ===

          Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                             At
                                          ----------------------------------------------------------------------------------
                                           6/30/99      3/31/99     12/31/98    9/30/98     6/30/98     3/31/98     12/31/97
                                          ---------    ---------   ---------   ---------   ---------   ---------   ---------
                                                                        (In thousands)
Real estate loans:
  One-to four-family:
    Held for investment                   $3,085,456   2,998,662   2,877,482   2,597,715   2,490,361   2,459,572   2,408,393
    Held for sale                            100,016      21,387      89,406      23,777      42,993      14,008       6,537
  Multi-family                               153,150     141,018     137,254     118,493     112,158     108,618     105,051
  Commercial                                  38,050      41,581      43,069      32,772      34,456      34,738      35,839
  Construction                                29,558      39,090      28,429      20,861      20,986      17,367      17,263
  Land                                        24,655      23,674      24,765      20,282      20,766      22,253      24,425
                                          ----------   ---------   ---------   ---------   ---------   ---------   ---------
    Total real estate loans                3,430,885   3,265,412   3,200,405   2,813,900   2,721,720   2,656,556   2,597,508

Other loans:
  Consumer loans:
    Equity lines of credit                    93,502      90,053      91,915      85,101      83,822      85,690      88,106
    Home equity loans                         44,987      40,434      42,398      38,695      36,940      34,711      34,447
    Other                                      6,252       6,294       6,015       5,105       6,056       6,157       5,793
                                          ----------   ---------   ---------   ---------   ---------   ---------   ---------
      Total consumer loans                   144,741     136,781     140,328     128,901     126,818     126,558     128,346
  Commercial business lines                    1,743       1,780       2,356       2,025       2,059       2,628       2,659
                                          ----------   ---------   ---------   ---------   ---------   ---------   ---------
    Total other loans                        146,484     138,561     142,684     130,926     128,877     129,186     131,005
                                          ----------   ---------   ---------   ---------   ---------   ---------   ---------
    Total loans receivable                 3,577,369   3,403,973   3,343,089   2,944,826   2,850,597   2,785,742   2,728,513

Less:
  Loans in process                            16,828      17,904      10,698      11,222      10,939       7,778       6,683
  Unearned discounts, premiums
    and deferred loan fees, net               (4,603)     (3,743)     (3,455)     (1,224)       (817)       (402)       (772)
  Allowance for loan losses                   16,978      16,794      16,770      15,808      15,689      15,625      15,475
                                          ----------   ---------   ---------   ---------   ---------   ---------   ---------
    Total loans receivable, net            3,548,166   3,373,018   3,319,076   2,919,020   2,824,786   2,762,741   2,707,127
Loans receivable held for sale              (100,016)    (21,387)    (89,406)    (23,777)    (42,993)    (14,008)     (6,537)
                                          ----------   ---------   ---------   ---------   ---------   ---------   ---------
    Loans receivable, net                 $3,448,150   3,351,631   3,229,670   2,895,243   2,781,793   2,748,733   2,700,590
                                          ==========   =========   =========   =========   =========   =========   =========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                                     At
                                                                   ----------------------------------------------------------------
                                                                    6/30/99  3/31/99  12/31/98  9/30/98  6/30/98  3/31/98  12/31/97
                                                                   --------  -------  --------  -------  -------  -------  --------
                                                                                              (In thousands)
Non-performing loans:
One-to four-family and multi-family loans:
 Non-accrual loans                                                  $ 9,472    9,897    10,641    9,430    9,673    8,900     7,039
 Accruing loans 91 days or more overdue                               1,377    1,743     1,381      624    1,296    2,508     2,071
                                                                    -------   ------    ------   ------   ------   ------   -------
   Total                                                             10,849   11,640    12,022   10,054   10,969   11,408     9,110
                                                                    -------   ------    ------   ------   ------   ------   -------
Commercial real estate, construction and land loans:
 Non-accrual loans                                                      926    1,744     1,284    1,126    1,259      736     1,240
 Accruing loans 91 days or more overdue                                   -        -         -        -        -       33         -
                                                                    -------   ------    ------   ------   ------   ------   -------
   Total                                                                926    1,744     1,284    1,126    1,259      769     1,240
                                                                    -------   ------    ------   ------   ------   ------   -------
Other loans:
 Non-accrual loans                                                    1,239    1,166       721      178      286      210       181
 Accruing loans 91 days or more overdue                                  42       16        22        1       11       96       124
                                                                    -------   ------    ------   ------   ------   ------   -------
 Total                                                                1,281    1,182       743      179      297      306       305
                                                                    -------   ------    ------   ------   ------   ------   -------
Total non-performing loans:
   Non-accrual loans                                                 11,637   12,807    12,646   10,734   11,218    9,846     8,460
   Accruing loans 91 days or more overdue                             1,419    1,759     1,403      625    1,307    2,637     2,195
                                                                    -------   ------    ------   ------   ------   ------   -------
    Total                                                           $13,056   14,566    14,049   11,359   12,525   12,483    10,655
                                                                    =======   ======    ======   ======   ======   ======    ======

Non-accrual loans to total loans                                        .34%     .38       .39      .37      .40      .36       .31
Accruing loans 91 days or more overdue to total loans                   .04      .05       .04      .02      .05      .09       .08
                                                                    -------   ------    ------   ------   ------   ------   -------
   Non-performing loans to total loans                                  .38%     .43       .43      .39      .45      .45       .39
                                                                    =======   ======    ======   ======   ======   ======    ======
Foreclosed real estate (net of related reserves):
 One- to four-family                                                $ 2,404    2,307     1,736    1,030      266      361       489
 Commercial, construction and land                                    6,624    6,621     6,621    6,500    6,500    6,500         -
                                                                    -------   ------    ------   ------   ------   ------   -------
   Total                                                            $ 9,028    8,928     8,357    7,530    6,766    6,861       489
                                                                    =======   ======    ======   ======   ======   ======    ======
Non-performing loans and foreclosed real estate
 to total loans and foreclosed real estate                              .63%     .69       .73      .64      .69      .70       .41
                                                                    =======   ======    ======   ======   ======   ======    ======
Total non-performing assets                                         $22,084   23,494    22,406   18,889   19,291   19,344    11,144
                                                                    =======   ======    ======   ======   ======   ======    ======
Total non-performing assets to total assets                             .52%     .57       .54      .52      .54      .55       .32
                                                                    =======   ======    ======   ======   ======   ======    ======



Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock or borrowings. The Company's principal uses of funds are interest payments on the Company's $33.0 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases and stock repurchases with excess cash flow. The Company also maintains a one-year, $20.0 million unsecured revolving line of credit from a commercial bank, due and renewable on April 30, 2000. At June 30, 1999, the Company had $10.0 million outstanding under this line of credit. For the six month period ended June 30, 1999, the Company received $25.0 million in dividends from the Bank and declared common stock dividends of $.16 per share.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current six month period the Bank borrowed $280.0 million of primarily fixed-rate and variable rate FHLB of Chicago advances and repaid $145.0 million.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended June 30, 1999, the Bank's average liquidity ratio was 6.01%. At June 30, 1999, total liquidity was $152.0 million, or 5.83%, which was $47.6 million in excess of the 4.0% regulatory requirement.

     During the six months ended June 30, 1999, the Bank originated and purchased loans totaling $855.1 million compared with $806.9 million during the same period a year ago. Loan sales and swaps for the six months ended June 30, 1999, were $211.9 million, compared to $198.6 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $398.6 million and commitments to sell or swap loans of $105.7 million at June 30, 1999.

Asset/Liability Management

     The Bank's overall asset/liability management strategy is directed toward reducing the Bank's exposure to interest rate risk over time in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

     As part of its asset/liability strategy, the Bank has implemented a policy to maintain its cumulative one-year hedged interest sensitivity gap ratio within a range of (15)% to 15% of total assets, which helps the Bank to maintain a more stable net interest rate spread in various interest rate environments. The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the last eighteen to twenty-four months, the Bank has been retaining the majority of the non-conforming, fixed-rate originations and all of the prepayment protected fixed-rate loan originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with Northwestern. These fixed rate loans have been funded with intermediate to longer-term fixed rate FHLB advances. As a result of the recent rise in interest rates and the Bank's higher level of interest rate and market risk exposure to further increases in interest rates, the Bank has discontinued the origination of prepayment protected fixed-rate mortgage loans for its portfolio. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

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

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at June 30, 1999, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals as well as loan and mortgage-backed securities prepayment percentages. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are shown in the category relating to their respective final maturities at June 30, 1999.

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


                                                                                  At June 30, 1999
                                                      -------------------------------------------------------------------------
                                                                    More Than   More Than     More Than
                                                        6 Months     6 Months     1 Year      3 Years to   More Than
                                                        or Less     to 1 Year   to 3 Years     5 Years      5 Years      Total
                                                      ------------  ----------  ----------   ------------  ----------  ---------
                                                                                   (In thousands)
Interest-earning  assets:
  Loans receivable                                    $  607,753     392,248    1,228,274       345,568      991,301   3,565,144
  Mortgage-backed securities                              85,082      13,826       19,273        14,594       18,853     151,628
  Interest-bearing deposits                               20,824           -            -             -            -      20,824
  Federal funds sold                                      39,310           -            -             -            -      39,310
  Investment securities (1)                              168,613      20,351       19,140        15,311       46,376     269,791
                                                      ----------    --------    ---------       -------    ---------   ---------
   Total interest-earning assets                         921,582     426,425    1,266,687       375,473    1,056,530   4,046,697
 Impact of hedging activity (2)                          100,016           -            -             -     (100,016)          -
                                                      ----------    --------    ---------       -------    ---------   ---------
   Total net interest-earning assets adjusted
     for impact of hedging activities                  1,021,598     426,425    1,266,687       375,473      956,514   4,046,697
                                                      ----------    --------    ---------       -------    ---------   ---------
Interest-bearing  liabilities:
  NOW and checking accounts                               17,388      15,924       58,282        36,203       76,932     204,729
  Money market accounts                                  162,028           -            -             -            -     162,028
  Passbook accounts                                       63,225      57,853      211,738       131,526      279,494     743,836
  Certificate accounts                                   838,812     355,311      192,647        48,634       11,210   1,446,614
  FHLB advances                                          215,000      40,000      365,000        80,500      410,000   1,110,500
  Other borrowings                                        69,000           -            -             -            -      69,000
                                                      ----------    --------    ---------       -------    ---------   ---------
   Total interest-bearing liabilities                  1,365,453     469,088      827,667       296,863      777,636   3,736,707
                                                      ----------    --------    ---------       -------    ---------   ---------
Interest sensitivity gap                              $ (343,855)    (42,663)     439,020        78,610      178,878     309,990
                                                      ==========    ========    =========       =======    =========   =========
Cumulative gap                                        $ (343,855)   (386,518)      52,502       131,112      309,990
                                                      ==========    ========    =========       =======    =========
Cumulative gap assets as a percentage
  of total assets                                          (8.04)%     (9.04)        1.23          3.07         7.25
Cumulative net interest-earning assets as
  a percentage of interest-bearing liabilities             74.82%      78.93       101.97        104.43       108.30

------------------------------------------------
(1) Includes $55.5 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 1999 includes fees which are considered adjustments to yield.

                                                              Three Months Ended June 30,
                                             -------------------------------------------------------------
                                                         1999                            1998
                                             -----------------------------   -----------------------------
                                                                   Average                         Average
                                              Average              Yield/     Average              Yield/
                                              Balance    Interest   Cost      Balance    Interest   Cost
                                             ----------  --------  -------   ----------  --------  -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                             $3,457,332    61,352     7.10%  $2,802,948    52,551     7.50%
Mortgage-backed securities                      155,320     2,399     6.18      221,388     3,589     6.48
Interest-bearing deposits (1)                    25,429       465     7.23       34,661       602     6.87
Federal funds sold (1)                           36,212       696     7.60       91,255     1,593     6.91
Investment securities (2)                       260,251     3,936     5.98      229,664     3,518     6.06
                                             ----------   -------            ----------   -------
  Total interest-earning assets               3,934,544    68,848     6.99    3,379,916    61,853     7.31
Non-interest earning assets                     222,582                         163,377
                                             ----------                      ----------
  Total assets                               $4,157,126                      $3,543,293
                                             ==========                      ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                      2,554,424    24,585     3.86    2,246,770    24,144     4.31
Borrowed funds                                1,071,918    15,267     5.63      853,977    13,461     6.24
                                             ----------   -------            ----------   -------
  Total interest-bearing liabilities          3,626,342    39,852     4.38    3,100,747    37,605     4.84
                                                          -------   ------                -------   ------
Non-interest bearing deposits                   109,358                          92,692
Other liabilities                                83,580                          74,063
                                             ----------                      ----------
  Total liabilities                           3,819,280                       3,267,502
Stockholders' equity                            337,846                         275,791
                                             ----------                      ----------
  Liabilities and stockholders' equity       $4,157,126                      $3,543,293
                                             ==========                      ==========

Net interest income/interest rate spread                  $28,996     2.61%               $24,248     2.47%
                                                          =======   ======                =======   ======

Net earning assets/net yield on average
  interest-earning assets                    $  308,202               2.95%  $  279,169               2.87%
                                             ==========             ======   ==========             ======

Ratio of interest-earning assets to
  interest-bearing liabilities                                      108.50%                         109.00%
                                                                    ======                          ======

                                                               Six Months Ended June 30,
                                             -------------------------------------------------------------
                                                         1999                            1998
                                             -----------------------------   -----------------------------
                                                                   Average                         Average
                                              Average              Yield/    Average               Yield/
                                              Balance    Interest   Cost     Balance     Interest   Cost
                                             ----------  --------  -------   ----------  --------  -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                             $3,410,019   121,045     7.10%  $2,778,660   104,368     7.51%
Mortgage-backed securities                      162,458     5,039     6.20      236,760     7,765     6.56
Interest-bearing deposits (1)                    27,804     1,008     7.21       41,940     1,435     6.81
Federal funds sold (1)                           35,052     1,366     7.75       86,690     2,989     6.86
Investment securities (2)                       262,781     7,825     5.92      209,498     6,624     6.29
                                             ----------   -------            ----------   -------
  Total interest-earning assets               3,898,114   136,283     6.99    3,353,548   123,181     7.34
Non-interest earning assets                     221,798                         164,600
                                             ----------                      ----------
  Total assets                               $4,119,912                      $3,518,148
                                             ==========                      ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                      2,544,095    49,166     3.90    2,244,777    48,395     4.35
Borrowed funds                                1,045,301    29,721     5.65      840,013    26,505     6.28
                                             ----------   -------            ----------   -------
  Total interest-bearing liabilities          3,589,396    78,887     4.41    3,084,790    74,900     4.87
                                                          -------   ------                -------   ------
Non-interest bearing deposits                   106,568                          89,737
Other liabilities                                85,226                          71,820
                                             ----------                      ----------
  Total liabilities                           3,781,190                       3,246,347
Stockholders' equity                            338,722                         271,801
                                             ----------                      ----------
  Liabilities and stockholders' equity       $4,119,912                      $3,518,148
                                             ==========                      ==========

Net interest income/interest rate spread                 $ 57,396     2.58%              $ 48,281     2.47%
                                                         ========   ======               ========   ======

Net earning assets/net yield on average
  interest-earning assets                    $  308,718               2.94%  $  268,758               2.88%
                                             ==========             ======   ==========             ======

Ratio of interest-earning assets to
  interest-bearing liabilities                                      108.60%                         108.71%
                                                                    ======                          ======


                                                At June 30, 1999
                                             ----------------------

                                                             Yield/
                                              Balance         Cost
                                             ----------      ------
                                             (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                             $3,565,144        7.12%
Mortgage-backed securities                      151,628        6.39
Interest-bearing deposits (1)                    20,824        4.96
Federal funds sold (1)                           39,310        4.76
Investment securities (2)                       269,791        6.02
                                             ----------
  Total interest-earning assets               4,046,697        6.98
Non-interest earning assets                     229,967
                                             ----------
  Total assets                               $4,276,664
                                             ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                      2,557,207        3.95%
Borrowed funds                                1,179,500        5.78
                                             ----------
  Total interest-bearing liabilities          3,736,707        4.52
                                                             ------
Non-interest bearing deposits                   112,679
Other liabilities                                83,331
                                             ----------
  Total liabilities                           3,932,717
Stockholders' equity                            343,947
                                             ----------
  Liabilities and stockholders' equity       $4,276,664
                                             ==========

Net interest income/interest rate spread                       2.46%
                                                             ======

Net earning assets/net yield on average
  interest-earning assets                    $  309,990         N/A
                                             ==========      ======

Ratio of interest-earning assets to
  interest-bearing liabilities                               108.30%
                                                             ======

------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

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

                                               Three Months Ended                      Six Months Ended
                                                 June 30, 1999                           June 30, 1999
                                                  Compared to                             Compared to
                                                 June 30, 1998                           June 30, 1998
                                              Increase (Decrease)                     Increase (Decrease)
                                     --------------------------------------  -------------------------------------
                                        Volume        Rate          Net        Volume        Rate          Net
                                     ------------  -----------  -----------  -----------  -----------  -----------
                                                                    (In thousands)

Interest-earning assets:
  Loans receivable                      $11,736       (2,935)       8,801       22,672       (5,995)      16,677
  Mortgage-backed securities             (1,027)        (163)      (1,190)      (2,324)        (402)      (2,726)
  Interest-bearing deposits                (167)          30         (137)        (507)          80         (427)
  Federal funds sold                     (1,041)         144         (897)      (1,967)         344       (1,623)
  Investment securities                     462          (44)         418        1,601         (400)       1,201
                                        -------       ------       ------       ------       ------       ------
    Total                               $ 9,963       (2,968)       6,995       19,475       (6,373)      13,102
                                        -------       ------       ------       ------       ------       ------

Interest-bearing liabilities:
  Deposits                                3,118       (2,677)         441        6,123       (5,352)         771
  Borrowed funds                          3,181       (1,375)       1,806        6,006       (2,790)       3,216
                                        -------       ------       ------       ------       ------       ------
    Total                                 6,299       (4,052)       2,247       12,129       (8,142)       3,987
                                        -------       ------       ------       ------       ------       ------
Net change in net interest income       $ 3,664        1,084        4,748        7,346        1,769        9,115
                                        =======       ======       ======       ======       ======       ======


Comparison of the Results of Operations for the Three Months Ended June 30, 1999 and 1998

     General - Net income for the three months ended June 30, 1999 was $13.2 million, or $.53 per diluted share, compared to net income of $9.8 million, or $.42 per diluted share for the three months ended June 30, 1998, an increase of $3.5 million or 35.4%. The increase in earnings was primarily due to a $2.6 million increase in income from real estate operations, the impact of the Westco acquisition which closed on December 31, 1998 and is being accounted for under the purchase method of accounting and higher deposit account service charges.

     Net interest income - Net interest income was $29.0 million for the current quarter, compared to $24.2 million for the quarter ended June 30, 1998, an increase of $4.8 million. The increase is primarily due to the Company's acquisition of Westco on December 31, 1998, which increased the Company's interest-earning asset base. In addition, average net interest-earning assets increased to $308.2 million for the three months ended June 30, 1999, compared to $279.2 million for the three months ended June 30, 1998, while the Company's net interest margin increased to 2.95% for the current three month period, compared to 2.87% for the prior year period.

     Interest income on loans receivable increased $8.8 million as a result of a $654.4 million increase in average loans receivable, while the average yield on loans receivable decreased 40 basis points. Loans receivable increased $245.2 million due to the acquisition of Westco which was accounted for under the purchase method of accounting. The decrease in the average yield on loans receivable is attributable to the high level of refinance and modification activity experienced by the Bank over the past 12 months due to declining long-term interest rates. Interest income on mortgage-backed securities decreased $1.2 million to $2.4 million for the current quarter, due to a $66.1 million decrease in average balances. This decline in average balance is a result of higher prepayments. Interest income on investment securities increased $421,000 to $3.9 million, due to the increase in average balance of $30.6 million.

     Interest expense on deposit accounts increased $441,000 to $24.6 million, due to an increase in average deposits of $307.7 million during the current three month period, offset by a 45 basis point decrease in the average cost of savings. The decline in the cost of savings is attributable to lower U. S. Treasury rates and the impact on maturing certificate of deposits as well as decreases in rates offered on core deposits including passbook accounts. The Bank acquired $259.5 million from the acquisition of Westco, with the remainder of the increase primarily due to an increase in money market and passbook balances.

     Interest expense on borrowed funds increased $1.8 million to $15.3 million, as a result of a $217.9 million increase in the average balance of borrowed funds, offset by a 61 basis point decrease in the average cost of borrowed funds. The increase in the average balance is due to an increase in FHLB of Chicago advances of $255.3 million, an increase in other borrowings of $1.2 million, offset by a decrease in average reverse repurchase agreements of $18.5 million and the payoff of the Company's 8.32% subordinated capital note since June 30, 1998. The reduction in average cost is due to maturing FHLB advances being refinanced at lower interest rates.

     Recent increases in U. S. Treasury rates and widening of credit spreads, as well as uncertainty regarding potential additional Federal Reserve Board interest rate increases, is expected to have a negative impact on the Bank's net interest margin. In addition, competition for deposits has increased in the last few months, as retail deposits have become a cheaper funding source than wholesale borrowings. The Bank has recently discontinued the origination of prepayment protected fixed-rate mortgage loans for portfolio and is currently emphasizing the origination of adjustable-rate loans which carry lower interest rates. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk." The net interest margin will also be pressured by the expected repricing of maturing certificates of deposits and FHLB advances at higher rates.

     Provision for loan losses - The Bank provided $250,000 in provision for loan losses during the current three month period, compared to $200,000 for the prior three month period. Net charge-offs during the current quarter were $66,000, compared to net charges-offs of $136,000 for the three months ended June 30, 1998. At June 30, 1999, the Bank's allowance for loan losses was $17.0 million, which equaled .49% of total loans receivable, compared to .52% at December 31, 1998. The ratio of the allowance for loan losses to non-performing loans was 130.0% at June 30, 1999 compared to 119.4% at December 31, 1998 and 125.3% at June 30, 1998.

     Non-interest income - Non-interest income increased 41.8% to $9.7 million for the three months ended June 30, 1999, compared to $6.9 million for the three months ended June 30, 1998.

     Gain on sale of loans and mortgage-backed securities decreased to a combined $414,000 for the three months ended June 30, 1999, compared to a combined $930,000 for the three months ended June 30, 1998. Loan sale volume was $72.7 million, compared to $124.0 million for the three months ended June 30, 1998. The gain on sale of mortgage-backed securities results from loans originated by the Bank being swapped into mortgage-backed securities prior to sale. During the three months ended June 30, 1999, no loans were swapped and sold, compared to $10.7 million during the three months ended June 30, 1998.

     Income from real estate operations increased $2.6 million to $3.9 million for the three months ended June 30, 1999. A summary of income from real estate operations is as follows:

                                           Three Months Ended June 30,
                                         -------------------------------
                                              1999             1998
                                         -------------     -------------
                                                                 Pre-tax
                                         # of  Pre-tax     # of  Income
                                         Lots  Income      Lots  (Loss)
                                         ----  -------     ----  -------
                                              (dollars in thousands)
          Tallgrass of Naperville         94   $  694        -   $    -
          Creekside of  Remington         42      172        7        9
          Reigate Woods                    2       82        7      332
          Harmony Grove                    2       57       64      867
          Woodbridge                       -    2,912        5       98
          Fields of Ambria                 -        -        1      (86)
          Clow Creek Farm                  -        -        2       75
          Woods of Rivermist               -        -        1        3
                                         ---   ------       --   ------
                                         140   $3,917       87   $1,298
                                         ===   ======       ==   ======

  The Company sold 94 lots in its newest subdivision, Tallgrass of Naperville, during the three months ended June 30, 1999. There are 30 lots under contract in this 926-lot subdivision at June 30, 1999. The Company expects to hold a pre-sale of the 346 lots of Unit 2 of Tallgrass to builders in August 1999, which will likely increase pending sales during the third quarter with closings expected to commence late in the fourth quarter. The Company entered into a sale agreement with a third party for the remaining 117 lots of the Creekside subdivision. In April 1999, 42 lots were sold. A second sale to this third party for the remaining 75 lots is scheduled to close April 2000 at a nominal profit to the Company. The 85-lot Reigate Woods subdivision had two sales during the current quarter, with 16 homesites remaining. Five homesites are under contract as of June 30, 1999. The Woodbridge project currently consists of a 48-acre commercial parcel. During the current quarter, the Company sold a 26-acre parcel at a pre-tax profit of $2.9 million and the remaining 22 acres are under contract with closings expected over the next twelve months at estimated pre-tax profits of $3.3 million.

     Deposit account service charges increased $462,000, or 22.2% to $2.5 million for the three months ended June 30, 1999, primarily due to continued growth in the number of checking accounts and related fees. At June 30, 1999, the Bank had approximately 97,800 checking accounts, compared to 86,700 at June 30, 1998.

     Brokerage commissions decreased $212,000, or 25.3% for the three months ended June 30, 1999 compared to the record prior year quarter, due to attrition in its sales force. Although the Bank has rehired these positions, it is expected that revenue from brokerage operations will remain softer than prior years' results until the new brokers are fully integrated into the Bank's brokerage operation.

     Loan servicing fee income increased $261,000 to $654,000, for the three months ended June 30, 1999. The increase was primarily due to a $250,000 recovery of the $1.3 million of mortgage servicing impairment writedowns recognized by the Bank in the third and fourth quarter of 1998. The recovery was recognized due to lower actual prepayments over the past six months, and expected slower prepayments in the future due to higher long-term interest rates. The average balance of loans serviced for others increased 12.4% to $1.12 billion for the current three-month period, compared to $1.00 billion for the prior year period. Amortization of servicing rights equaled $324,000 for the three months ended June 30, 1999, compared to $267,000 for the prior three-month period.

     Other non-interest income increased $233,000, or 19.0% to $1.5 million for the three months ended June 30, 1999, due to increased income from bank-owned life insurance and fee income related to loan operations.

     Non-interest expense - Non-interest expense increased $1.6 million or 11.0% to $16.5 million for the three months ended June 30, 1999.

     Compensation and benefits increased 5.9% or $514,000 to $9.3 million for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase is primarily due to increased compensation and benefit costs due to increased staff resulting from the Westco acquisition, and normal year-end salary increases for existing staff.

     Occupancy expense increased $124,000, or 7.3% to $1.8 million for the three months ended June 30, 1999 compared to the prior year period, primarily due to the addition of Westco and the openings of a new branch and drive-up facility.

     Advertising and promotion expense increased $239,000 for the three months ended June 30, 1999 compared to the prior year. During the current quarter, the Company initiated a radio-based marketing campaign designed to enhance the Company's brand awareness. The Company intends to market its brand for the foreseeable future, and will likely incur increased advertising and promotion expenses for the remainder of 1999 when compared to similar expenditures for 1998.

     Amortization of intangibles increased $350,000 to $977,000 for the three months ended June 30, 1999 due to the acquisition of Westco which is being accounted for using the purchase method of accounting.

     Income taxes - For the three months ended June 30, 1999, income tax expense totaled $8.7 million, or an effective income tax rate of 39.6%, compared to $6.2 million, or an effective income tax rate of 38.8%, for the three months ended June 30, 1998.

Comparison of the Six Months Ended June 30, 1999 and 1998

     General - Net income for the six months ended June 30, 1999 was $24.9 million, or $.99 per diluted share, compared to $18.9 million, or $.81 per diluted share, an increase of $6.0 million, or 22.1% on a per share basis.

     Net interest income - Net interest income for the six months ended June 30, 1999 was $78.9 million compared to $74.9 million for the six months ended June 30, 1998, an increase of $4.0 million. The increase is a function of the growth in average interest-earning assets of $544.6 million, of which approximately $307.7 million is attributable to the purchase of Westco, as well as an increase in the net interest margin to 2.94% for the six months ended June 30, 1999, compared to 2.88% for the prior year's six month period.

     Interest income on interest-earning assets increased $13.1 million during the six months ended June 30, 1999. Of this increase, $16.7 million is attributable to loans receivable. The Bank's average balance of loans receivable increased $631.4 million during the current period, while the average yield on loans receivable decreased 41 basis points. The decrease in average yield is primarily due to heavy refinance activity in the Bank's loan portfolio. The $2.7 million decrease in interest income on mortgage-backed securities is due to a $74.3 million decrease in average balance primarily due to higher prepayments, and the impact of the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries. Interest income on investment securities increased $1.2 million to $7.8 million for the six months ended June 30, 1999, due to the increase of $53.3 million in the average balance, offset by a decrease in the average yield of 37 basis points.

     Interest expense on interest-bearing liabilities increased $4.0 million during the six months ended June 30, 1999. Interest expense on savings deposits increased $771,000, primarily due to an increase in the average deposits of $299.3 million offset by a 45 basis point decrease in average cost. Interest expense on borrowed funds increased $3.2 million, due primarily to a $205.3 million increase in the average balance of borrowed funds offset by a 63 basis point decrease in average cost. The Bank has been utilizing three to five year fixed-rate FHLB of Chicago advances to fund its increase in loans receivable. The decrease in the average cost is primarily due to the maturities of higher-cost advances and the reduction in CMO bonds payable with an average cost of 9.46% due to the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries.

     Provision for loan losses - The Bank provided $500,000 for possible loan losses for the six months ended June 30, 1999 compared to $400,000 for the six months ended June 30, 1998. Net charge-offs were $292,000 for the current six month period compared to $186,000 for the prior six month period. At June 30, 1999, the Bank's allowance for loan losses was $17.0 million, which was .49% of total loans receivable, compared to .52% at December 31, 1998. The ratio of allowance for loan losses to non-performing loans was 130.04% at June 30, 1999 compared to 119.37% at December 31, 1998, and 125.26% at June 30, 1998.

     Non-interest income - Non-interest income increased $4.8 million to $17.1 million for the six months ended June 30, 1999, compared to $12.3 million for the six months ended June 30, 1998.

     Gain on sale of loans receivable and mortgage-backed securities were a combined $1.9 million for the six months ended June 30, 1999, compared to a gain of $1.4 million for the six months ended June 30, 1998, an increase of $497,000. Loan sales were $211.1 million during the current period compared to $183.4 million in the prior six month period, due to increased loan volume, and a greater percentage of loan originations being long-term fixed-rate, which the Bank usually prefers to sell to minimize interest-rate risk. During the current six month period, the Bank swapped and sold $753,000 of current loan originations compared to $15.1 million in the prior six month period.

     During the current six months, the Company recognized gains on the sale of investment securities of $538,000, compared to $398,000 for the previous six-month period. The gains are primarily from the sale of asset-backed securities and to a lesser extent, marketable equity securities.

     Income from real estate operations was $4.5 million for the six months ended June 30, 1999, compared to income of $2.1 million for the six months ended June 30, 1998, an increase of $2.4 million.

                                                            Six Months Ended June 30,
                                               --------------------------------------------------
                                                      1999                           1998
                                               -------------------           --------------------
                                               # of                          # of          Income
                                               Lots          Income          Lots          (loss)
                                               ----          ------          ----          ------
                                                             (dollars in thousands)
     Tallgrass of Naperville                    132          $  896            --          $   --
     Harmony Grove                                7             380           128           1,561
     Reigate Woods                                5             217             7             362
     Creekside of Remington                      42             172             9              10
     Woodbridge                                  --           2,873            11             100
     Fields of Ambria                            --              --             3             (97)
     Clow Creek Farm                             --              --             4             160
     Woods of Rivermist                          --              --             1               3
                                                ---          ------           ---          ------
                                                186          $4,538           163          $2,099
                                                ===          ======           ===          ======

     The Company sold 132 lot sales in its newest subdivision, Tallgrass of Naperville during the six months ended June 30, 1999. There are 30 lots under contract in this 926-lot subdivision at June 30, 1999. The

Company expects to hold a pre-sale for the 346 lots of Unit 2 of Tallgrass to builders in late August 1999, which will likely increase pending sales during the third quarter with closings expected to commence late in the fourth quarter. The large decrease in Harmony Grove lot sales is due to the completion of the project during the current six-month period. The 85-lot Reigate Woods subdivision had five sales during the current six months. A total of 16 homesites remain unsold, with five homesites under contract at June 30, 1999. The Company entered into a sale agreement with a third party for the remaining 117 lots of the Creekside subdivision. In April, 1999, 42 lots were sold. A second sale to this third party for the remaining 75 lots is scheduled to close in April 2000 at a nominal profit to the Company.

     The Woodbridge project currently consists of a 48-acre commercial parcel. During the current quarter, the Company sold a 26-acre parcel at a pre-tax profit of $2.9 million and the remaining 22 acres, which consist of six individual parcels, are under contract with closings expected over the next twelve months.

     Loan servicing fee income increased 36.2%, or $274,000 to $1.0 million for the six months ended June 30, 1999. The average balance of loans serviced for others increased 12.0% to $1.11 billion for the current six-month period, compared to $991.0 million in the prior six-month period. Loan servicing fee income includes a $250,000 recovery of the $1.3 million of mortgage servicing impairment writedowns recognized in the third and fourth quarter of 1998. Amortization of purchased loan servicing rights totaled $667,000 for the current six-month period, compared to $545,000 for the prior six-month period.

     Deposit account service charges increased $914,000 or 23.9% to $4.7 million for the six months ended June 30, 1999, due to an increase in the number of checking accounts and related fees. Brokerage commissions decreased $290,000 or 19.2% for the six months ended June 30, 1999 compared to the prior year period.

     Other non-interest income increased $746,000 or 32.9% to $3.0 million for the six months ended June 30, 1999 primarily due to income from bank-owned life insurance, as well as fee income from loan operations.

     Non-interest expense - Non-interest expense for the six months ended June 30, 1999 increased $3.4 million or 11.6% to $32.7 million compared to $29.3 million for the six months ended June 30, 1998.

     Compensation and benefits increased $1.5 million, or 8.6% for the six months ended June 30, 1999, to $18.7 million, primarily due to normal salary increases and increased staffing resulting from the acquisition of Westco.

     Occupancy expense increased $279,000, or 8.3% to $3.6 million for the six months ended June 30, 1999, primarily due to the acquisition of Westco and opening of a new branch and drive-up facility.

     Advertising and promotion expense increased $118,000 for the six months ended June 30, 1999 compared to the prior year. During the current period, the Company initiated a radio-based marketing campaign designed to enhance the Company's brand awareness.

     Amortization of intangibles increased $699,000 to $2.0 million for the six months ended June 30, 1999 due to the purchase of Westco.

     Income taxes - The Company recorded a provision for income taxes of $16.3 million for the six months ended June 30, 1999, or an effective income tax rate of 39.5%, compared to $11.9 million for the six months ended June 30, 1998, or an effective income tax rate of 38.5%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     A comprehensive qualitative and quantatative analysis regarding market risk is disclosed in the Company's December 31, 1998 Form 10-K. Interest-rate risk is the most significant market risk affecting the Company and the Bank, and normally rises in periods of material fluctuations in U.S. Treasury rates. Since December 31, 1998, the six-month Treasury bill has increased 50 bps to 5.03%, while the ten-year Treasury bond has increased 114 bps to 5.79% as of June 30, 1999. This movement in interest rates, coupled with the Bank's recent strategy of investing in long-term prepayment protected fixed-rate mortgage loans funded with longer-term fixed-rate FHLB of Chicago advances has altered the Bank's one-year gap ratio, as well as its NPV ratio since December 31, 1998. See "Item 2. Asset/Liability Management."

     At June 30, 1999, the Company's cumulative one-year interest sensitivity gap moved to (9.04)% from (4.23)% at December 31, 1998. The increase in the negative gap, makes the Company increasingly susceptible to declines in net interest income during a period of rising interest rates. The change in the one year gap is due to a number of factors, including prepayments in the Bank's purchased adjustable-rate mortgage portfolio being reinvested into prepayment protected fixed-rate mortgage loans and the Company's stock repurchase program, which was funded during the current six-month period primarily with short-term liquidity. At June 30, 1999, the Bank has $760.9 million of prepayment protected fixed-rate mortgage loans in its portfolio, or 21.3% of total loans at an average interest rate of 6.79%. During a period of rising interest rates, long-term fixed-rate loans (with or without prepayment penalty clauses) tend to prepay at a slower pace than during stable or falling interest rates, which does not allow the Bank to reinvest into higher yielding assets. At June 30, 1999, the Bank had $1.0 billion of fixed-rate FHLB of Chicago advances at an average cost of 5.87%, of which $435.0 million with a weighted-average rate of 5.20% contain call provisions at the discretion of the issuer. The portfolio of fixed-rate FHLB of Chicago advances has a weighted-average term to maturity of 55 months compared to a weighted-average term to call of 32 months. At June 30, 1999, the Bank has $50.0 million of fixed-rate FHLB advances at a weighted average rate of 5.38% callable by the issuer in calendar 2000, and $60.0 million of fixed-rate FHLB advances at a weighted average rate of 5.25% callable by the issuer in calendar 2001. Call provisions are more likely to be exercised at the discretion of the issuer during periods of increasing interest rates, which could require the Bank to refinance these borrowings at higher interest rates sooner than their respective maturity dates. The Bank pays a lower interest rate on such borrowings in exchange for the call provisions.

     As a result of the change in market risk during the second quarter, the Bank discontinued its origination of long-term prepayment protected fixed-rate mortgage loans for portfolio purposes. The Bank is emphasizing the origination of adjustable-rate mortgage loans for portfolio, which generally earn a lower interest rate than long-term fixed-rate mortgage loans and is attempting to extend maturities on certificate of deposit accounts, both of which would have the impact of reducing the Company's negative cumulative one-year sensitivity gap.

     Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of managing its interest-rate risk on a day-to-day basis. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. The table below shows the change in NPV for the various rate shocks as of June 30, 1999 and December 31, 1998.


                                                     Estimated Increase      Percentage Increase
                                 Estimated NPV        (Decrease) in NPV        (Decrease) in NPV
   Change in                  ------------------    --------------------    ---------------------
 Interest rate                 6/30/99  12/31/98     6/30/99   12/31/98      6/30/99    12/31/98
--------------------------    --------  --------    --------   --------      -------    --------
                                                   (Dollars in thousands)
200 basis point rise          $226,801   272,711    (118,464)   (88,007)        (34)%        (24)
100 basis point rise           293,342   323,955     (51,923)   (36,763)        (15)         (10)
Base scenario                  345,265   360,718           -          -           -            -
100 basis point decline        374,239   378,655      28,974     17,936           8            5
200 basis point decline        386,002   382,975      40,737     22,257          12            6

     Primarily as a result of increased long-term interest rates, the Bank's net portfolio value ("NPV") at June 30, 1999 decreased $15.4 million to $345.3 million from $360.7 million at December 31, 1998. Due to a greater percentage of the Bank's mortgage loan portfolio being long-term and fixed-rate in nature, during a period of rising interest rates the Bank's interest-earning assets would decline in value at a faster pace than fixed-rate interest-bearing liabilities increase in value.

Part II  -  Other Information
-----------------------------

Item 1.   Legal Proceedings

          The Company is not presently involved in any legal proceedings of a material nature.

Item 2.   Changes in Securities

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit No. 10.  Material Contracts.

          (i)  MAF Bancorp, Inc. Stock Option Gain Deferral Plan;

          (ii) Amendment to MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended;

          (iii) Amendment to MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan.

(c)  Exhibit No. 11.  Statement re:  Computation of per share earnings

                                                              Three Months Ended    Six Months Ended
                                                                 June 30, 1999       June 30, 1999
                                                                 -------------       -------------
     Net income                                                    $13,239,000         $24,918,000
                                                                   ===========         ===========

     Weighted average common shares outstanding                     24,139,952          24,388,034
                                                                   ===========         ===========

     Basic earnings per share                                      $       .55         $      1.02
                                                                           ===                ====

     Weighted average common shares outstanding                     24,139,952          24,388,034

     Common stock equivalents due to dilutive
       effect of stock options                                         754,176             769,960
                                                                   -----------         -----------
     Total weighted average common shares and equivalents
       outstanding for diluted computation                          24,894,128          25,157,994
                                                                   ===========         ===========

     Diluted earnings per share                                    $       .53         $       .99
                                                                           ===                 ===

(c)  Exhibit No. 27.  Financial Data Schedule.

(d)  Reports on Form 8-K.

     On April 20, 1999, MAF Bancorp, Inc. announced its 1999 first quarter earnings results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MAF Bancorp. Inc.
                                              -----------------
                                                (Registrant)



Date:   August 13, 1999                By:  /s/  Allen H. Koranda
        ---------------                     ---------------------
                                                Allen H. Koranda
                                            Chairman of the Board and
                                             Chief Executive Officer
                                            (Duly Authorized Officer)



Date:   August 13, 1999                By:   /s/  Jerry A. Weberling
        ---------------                      -----------------------
                                                Jerry A. Weberling
                                           Executive Vice President and
                                              Chief Financial Officer
                                             (Duly Authorized Officer)