Form 10-Q
period 1999-09-30
MAF BANCORP INC
filed 1999-11-15
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark one)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999

                                      or

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

                        Commission file number 0-18121

                               MAF BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                                  ----------

                Delaware                               36-3664868
        (State of Incorporation)                    (I.R.S. Employer
                                                  Identification No.)

      55th Street & Holmes Avenue
       Clarendon Hills, Illinois                         60514
(Address of Principal Executive Offices)               (Zip Code)

                Registrant's telephone number:  (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ----
The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 24,056,005 at November 12, 1999.

===============================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

Part I.     Financial Information                                         Page
-------     ---------------------                                         ----
Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of September 30, 1999 and December 31, 1998 (unaudited)..     3

            Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 1999 and 1998 (unaudited)........     4

            Consolidated Statement of Changes in Stockholders' Equity
            for the Nine Months Ended September 30, 1999 (unaudited)....     5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998 (unaudited)...     6

            Notes to Unaudited Consolidated Financial Statements........     8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    12

Item 3      Quantitative and Qualitative Disclosures About Market Risk..    32

Part II.    Other Information
--------    -----------------

Item 1      Legal Proceedings...........................................    33

Item 2      Changes in Securities.......................................    33

Item 3      Defaults Upon Senior Securities.............................    33

Item 4      Submission of Matters to a Vote of Security Holders.........    33

Item 5      Other Information...........................................    33

Item 6      Exhibits and Reports on Form 8-K............................    33

            Signature Page..............................................    34

                      MAF BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                            (Dollars in thousands)
                                  (unaudited)

                                                                                     September 30,    December 31,
                                                                                         1999             1998
                                                                                     -------------    ------------
Assets
------
Cash and due from banks                                                                $   43,473         53,995
Interest-bearing deposits                                                                  17,253         24,564
Federal funds sold                                                                         77,004         79,140
Investment securities, at cost (fair value of $12,226 and $12,360)                         11,658         11,107
Investment securities available for sale, at fair value                                   182,141        198,960
Stock in Federal Home Loan Bank of Chicago, at cost                                        62,275         50,878
Mortgage-backed securities, at amortized cost (fair value of $97,467 and $127,570)         99,381        128,538
Mortgage-backed securities available for sale, at fair value                               41,479         55,065
Loans receivable held for sale                                                             13,787         89,406
Loans receivable, net of allowance for losses of $17,012 and $16,770                    3,671,171      3,229,670
Accrued interest receivable                                                                23,255         21,545
Foreclosed real estate                                                                      7,803          8,357
Real estate held for development or sale                                                   21,956         25,134
Premises and equipment, net                                                                42,031         40,724
Other assets                                                                               49,562         41,785
Intangible assets, net of accumulated amortization of $9,576 and $6,671                    62,435         62,219
                                                                                       ----------      ---------
                                                                                       $4,426,664      4,121,087
                                                                                       ==========      =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
    Deposits                                                                           $2,693,588      2,656,872
    Borrowed funds                                                                      1,294,200      1,034,500
    Advances by borrowers for taxes and insurance                                          31,283         30,576
    Accrued expenses and other liabilities                                                 57,063         54,143
                                                                                       ----------      ---------
        Total liabilities                                                               4,076,134      3,776,091
                                                                                       ----------      ---------
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares; none outstanding              -              -
    Common stock, $.01 par value; authorized 80,000,000 shares; 25,420,650 shares
      issued; 24,266,205 and 24,984,398 shares outstanding                                    254            254
    Additional paid-in capital                                                            194,188        191,473
    Retained earnings, substantially restricted                                           187,403        159,935
    Stock in  gain deferral plan; 223,453 shares                                              511              -
    Accumulated other comprehensive income (loss)                                          (2,300)           425
    Treasury stock, at cost; 1,377,898 and 436,252 shares                                 (29,526)        (7,091)
                                                                                       ----------      ---------
        Total stockholders' equity                                                        350,530        344,996
Commitments and contingencies
                                                                                       ----------      ---------
                                                                                       $4,426,664      4,121,087
                                                                                       ==========      =========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                               ------------------    --------------------
                                                                1999       1998        1999        1998
                                                               -------    -------    --------    --------
Interest income:
    Loans receivable                                           $64,505    $53,570    $185,550    $157,938
    Mortgage-backed securities                                   1,557      2,333       5,114       8,042
    Mortgage-backed securities available for sale                  665        936       2,147       2,992
    Investment securities                                        1,197        872       3,283       2,696
    Investment securities available for sale                     2,864      2,692       8,529       7,412
    Interest-bearing deposits and federal funds sold             1,455      1,711       3,829       6,135
                                                               -------    -------    --------    --------
            Total interest income                               72,243     62,114     208,452     185,215
                                                               -------    -------    --------    --------
Interest expense:
    Deposits                                                    24,907     24,150      74,073      72,545
    Borrowed funds                                              17,891     13,818      47,612      40,323
                                                               -------    -------    --------    --------
            Total interest expense                              42,798     37,968     121,685     112,868
                                                               -------    -------    --------    --------
            Net interest income                                 29,445     24,146      86,767      72,347
Provision for loan losses                                          300        200         800         600
                                                               -------    -------    --------    --------
        Net interest income after provision for loan losses     29,145     23,946      85,967      71,747
                                                               -------    -------    --------    --------
Non-interest income:
    Gain (loss) on sale and writedown of:
        Loans receivable                                           387        862       2,225       2,071
        Mortgage-backed securities                                  77         11         113         179
        Investment securities                                      494        208       1,032         606
        Foreclosed real estate                                    (241)        86        (121)        152
    Deposit account service charges                              2,679      2,337       7,425       6,169
    Income from real estate operations                           2,478      1,755       7,016       3,854
    Brokerage commissions                                          719        644       1,938       2,153
    Loan servicing fee income (loss)                               751       (383)      1,781         373
    Other                                                        1,275      1,475       4,287       3,741
                                                               -------    -------    --------    --------
            Total non-interest income                            8,619      6,995      25,696      19,298
                                                               -------    -------    --------    --------
Non-interest expense:
    Compensation and benefits                                    9,554      8,764      28,289      26,016
    Office occupancy and equipment                               1,799      1,679       5,424       5,025
    Advertising and promotion                                    1,049        565       2,404       1,802
    Data processing                                                665        593       1,856       1,689
    Federal deposit insurance premiums                             390        363       1,187       1,091
    Amortization of intangible assets                              951        578       2,905       1,833
    Other                                                        2,809      2,410       7,856       6,799
                                                               -------    -------    --------    --------
            Total non-interest expense                          17,217     14,952      49,921      44,255
                                                               -------    -------    --------    --------
            Income before income taxes                          20,547     15,989      61,742      46,790

Income tax expense                                               7,671      6,128      23,948      17,982
                                                               -------    -------    --------    --------
            Net income                                         $12,876    $ 9,861    $ 37,794    $ 28,808
                                                               =======    =======    ========    ========
Basic earnings per share                                       $   .53    $   .44    $   1.55    $   1.28
                                                               =======    =======    ========    ========
Diluted earnings per share                                     $   .52    $   .42    $   1.51    $   1.23
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      Accumulated
                                                             Additional                  other         Gain
Nine Months Ended                                   Common    paid-in     Retained   comprehensive   Deferral   Treasury
September 30, 1999                                  stock     capital     earnings    income(loss)     Plan       stock      Total
---------------------                               -----    ----------   --------   -------------   --------   --------    -------
Balance at December 31, 1998                         $254       191,473    159,935             425          -    (7,091)    344,996
Comprehensive income:                                ----       -------    -------         -------     ------   -------     -------
  Net income                                            -             -     37,794               -          -         -      37,794
  Other comprehensive income (loss), net of tax:
   Unrealized holding loss during the period            -             -          -          (2,089)         -         -      (2,089)
   Less: reclassification adjustment of gains
    included in net income                              -             -          -            (636)         -         -        (636)
                                                     ----       -------    -------         -------     ------   -------     -------
  Total comprehensive income                            -             -     37,794          (2,725)         -         -      35,069
                                                     ----       -------    -------         -------     ------   -------     -------
Exercise of 473,745 stock options and
  reissuance of treasury stock                          -             -     (4,277)              -          -     5,125         848
Impact of exercise of acquisition
  carry-over stock options                              -         1,703          -               -          -         -       1,703
Purchase of treasury stock                              -             -          -               -          -   (26,988)    (26,988)
Tax benefits from stock-related compensation            -         1,012          -               -          -         -       1,012
Stock issued to gain deferral plan                      -             -         20               -        511      (572)        (41)
Cash dividends ($.25 per share)                         -             -     (6,069)              -          -         -      (6,069)
                                                     ----       -------    -------         -------     ------   -------     -------
Balance at September 30, 1999                        $254       194,188    187,403          (2,300)       511   (29,526)    350,530
                                                     ====       =======    =======         =======     ======   =======     =======



    See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                1999           1998
                                                                              ---------      ---------
Operating activities:
Net income                                                                    $  37,794      $  28,808
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                  2,866          2,624
   Provision for loan losses                                                        800            600
   Deferred income tax (benefit) expense                                          1,577           (894)
   Amortization of goodwill and core deposit intangibles                          2,905          1,833
   Amortization of premiums, discounts, loan fees and servicing rights              898          1,897
   Net gain on sale of loans, mortgage-backed securities,
     and real estate held for development or sale                                (9,354)        (6,104)
   Gain on sale of investment securities                                         (1,032)          (606)
   Increase in accrued interest receivable                                       (1,710)          (253)
   Net increase in other assets and liabilities                                  (6,571)        (2,219)
 Loans originated for sale                                                     (180,456)      (240,101)
 Loans purchased for sale                                                       (21,797)       (79,063)
 Sale of loans originated and purchased for sale                                352,459        302,541
 Sale of mortgage-backed securities available for sale                           60,943         17,430
                                                                              ---------      ---------
      Net cash provided by operating activities                                 239,322         26,493
                                                                              ---------      ---------
Investing activities:
 Loans originated for investment                                               (855,463)      (743,930)
 Principal repayments on loans receivable                                       525,799        695,623
 Principal repayments on mortgage-backed securities                              42,329         64,720
 Proceeds from maturities of investment securities available for sale            43,284        102,953
 Proceeds from maturities of investment securities held to maturity              10,001         15,000
 Proceeds from sale of:
  Investment securities available for sale                                       30,335         12,938
  Investments held to maturity                                                       --            912
  Real estate held for development or sale                                       31,652         25,279
  Stock in FHLB of Chicago                                                           --            500
 Purchases of:
  Loans receivable held for investment                                         (251,520)      (165,856)
  Investment securities available for sale                                      (60,176)      (164,631)
  Investment securities held to maturity                                        (10,479)          (590)
  Mortgage-backed securities available for sale                                      --         (9,552)
  Stock in FHLB of Chicago                                                      (11,397)        (9,250)
  Bank owned life insurance                                                          --        (20,000)
  Real estate held for development or sale                                      (13,002)       (10,105)
  Premises and equipment                                                         (4,070)        (5,360)
 Cash received from assumption of deposits, net                                  18,734             --
                                                                               --------       --------
      Net cash used in investing activities                                    (503,973)      (211,349)
                                                                               --------       --------

                                                                     (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                     1999              1998
                                                                                   ---------         --------
                                                                                           (Unaudited)
Financing activities:
 Proceeds from FHLB of Chicago advances                                             475,000          210,000
 Proceeds from unsecured line of credit                                              21,000                -
 Repayment of FHLB of Chicago advances                                             (205,000)         (40,000)
 Repayment of unsecured line of credit                                              (21,000)               -
 Net decrease in other borrowings                                                   (10,300)         (24,804)
 Proceeds from exercise of stock options                                                786              325
 Purchase of treasury stock                                                         (26,988)          (5,456)
 Cash dividends                                                                      (5,415)          (3,701)
 Net increase in deposits                                                            15,892            6,773
 Decrease in advances by borrowers for taxes and insurance                              707               99
                                                                                   --------          -------
     Net cash provided by financing activities                                      244,682          143,236
                                                                                   --------          -------
Decrease in cash and cash equivalents                                               (19,969)         (41,620)
                                                                                   --------          -------
Cash and cash equivalents at beginning of period                                    157,699          146,918
                                                                                   --------          -------
Cash and cash equivalents at end of period                                          137,730          105,298
                                                                                   ========          =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds                                           120,121          112,478
  Income taxes                                                                       14,532           16,601
Summary of non-cash transactions:
 Transfer of loans receivable to foreclosed real estate                               5,045            2,106
 Loans receivable swapped into mortgage-backed securities                            61,066           17,371
 Loans receivable transferred to held for sale                                       74,379                -
 Treasury stock received for option exercises                                             -               79
                                                                                   ========          =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
            Three and Nine Months Ended September 30, 1999 and 1998


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and nine month periods ended September 30, 1999 and 1998 and as of December 31, 1998. All material intercompany balances and transactions have been eliminated in consolidation.

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


                                              Three Months Ended September 30, 1999        Three Months Ended September 30, 1998
                                           ------------------------------------------    ------------------------------------------
                                             Income           Shares        Per-Share      Income           Shares        Per-Share
                                           (Numerator)     (Denominator)      Amount     (Numerator)     (Denominator)      Amount
                                           -----------     -------------    ---------    -----------     -------------      ------
                                                                             (Dollars in thousands)
Basic earnings per share:
 Income available to
  common shareholders                        $12,876         24,196,070        $  .53       $9,861         22,577,730      $  .44
                                             =======                           ======       ======                         ======
Effect of dilutive securities:
 Stock options                                                  617,358                                       709,055
                                                             ----------                                    ----------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                                $12,876         24,813,428        $  .52       $9,861         23,286,785      $  .42
                                             =======         ==========        ======       ======         ==========      ======


                                          Nine Months Ended September 30, 1999          Nine Months Ended September 30, 1998
                                      -------------------------------------------     ----------------------------------------
                                         Income            Shares       Per-Share       Income           Shares      Per-Share
                                      (Numerator)      (Denominator)      Amount      (Numerator)     (Denominator)    Amount
                                      -----------      -------------    ---------     -----------     -------------  ---------
                                                                        (Dollars in thousands)
Basic earnings per share:
Income available to
 common shareholders                   $37,794          24,324,046        $1.55         $28,808        22,554,637      $1.28
                                       =======                            =====         =======                        =====
Effect of dilutive securities:
Stock options                                              719,093                                        779,772
                                                       -----------                                     ----------
Diluted earnings per share -
Income available to common
 shareholders plus assumed
 conversions                           $37,794          25,043,139        $1.51         $18,947        23,334,409      $1.23
                                       =======          ==========        =====         =======        ==========      =====

(3)  Commitments and Contingencies

     At September 30, 1999, the Bank had outstanding commitments to originate and purchase loans of $405.8 million, of which $181.1 million were fixed-rate loans, with rates ranging from 6.00% to 8.625%, and $224.7 million were adjustable-rate loans. At September 30, 1999, commitments to sell loans were $32.5 million.

     At September 30, 1999, the Bank had outstanding standby letters of credit totaling $16.0 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $12.4 million related to real estate development improvements.

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

                                            At or For the Three Months Ended September 30, 1999
                                          --------------------------------------------------------
                                             Retail         Land                      Consolidated
                                            Banking     Development    Eliminations      Total
                                          ----------    -----------    ------------   ------------
                                                               (In thousands)
Interest income                          $    72,458              -            (215)        72,243
Interest expense                              42,798            215            (215)        42,798
                                          ----------         ------            ----   ------------
  Net interest income                         29,660           (215)              -         29,445
Provision for loan losses                        300              -               -            300
                                          ----------         ------            ----   ------------
  Net interest income after provision         29,360           (215)              -         29,145
Non-interest income                            6,141          2,478               -          8,619
Non-interest expense                          17,072            145               -         17,217
                                          ----------         ------            ----   ------------
Income before income taxes                    18,429          2,118               -         20,547
Income tax expense                             6,872            799               -          7,671
                                          ----------         ------            ----   ------------
Net income                               $    11,557          1,319               -         12,876
                                          ==========         ======            ====   ============
Average assets                           $ 4,311,181         21,929               -      4,333,110
                                          ==========         ======            ====   ============


                                            At or For the Three Months Ended September 30, 1998
                                          --------------------------------------------------------
                                             Retail         Land                      Consolidated
                                            Banking     Development    Eliminations      Total
                                          ----------    -----------    ------------   ------------
                                                               (In thousands)
Interest income                           $   62,549              -            (435)        62,114
Interest expense                              37,968            435            (435)        37,968
                                          ----------         ------            ----   ------------
  Net interest income                         24,581           (435)              -         24,146
Provision for loan losses                        200              -               -            200
                                          ----------         ------            ----   ------------
  Net interest income after provision         24,381           (435)              -         23,946
Non-interest income                            5,240          1,755               -          6,995
Non-interest expense                          14,829            123               -         14,952
                                          ----------         ------            ----   ------------
Income before income taxes                    14,792          1,197               -         15,989
Income tax expense                             5,668            460               -          6,128
                                          ----------         ------            ----   ------------
Net income                                $    9,124            737               -          9,861
                                          ==========         ======            ====   ============
Average assets                            $3,561,347         26,174               -      3,587,521
                                          ==========         ======            ====   ============


                                              At or For the Nine Months Ended September 30, 1999
                                            -------------------------------------------------------
                                              Retail        Land                       Consolidated
                                             Banking     Development    Eliminations      Total
                                            ----------   -----------    ------------   ------------
                                                                (In thousands)
Interest income                             $  209,607         --          (1,155)        208,452
Interest expense                               121,685      1,155          (1,155)        121,685
                                            ----------     ------          ------       ---------
  Net interest income                           87,922     (1,155)             --          86,767
Provision for loan losses                          800         --              --             800
                                            ----------     ------          ------       ---------
  Net interest income after provision           87,122     (1,155)             --          85,967
Non-interest income                             18,680      7,016              --          25,696
Non-interest expense                            49,331        590              --          49,921
                                            ----------     ------          ------       ---------
Income before income taxes                      56,471      5,271              --          61,742
Income tax expense                              21,904      2,044              --          23,948
                                            ----------     ------          ------       ---------
Net income                                  $   34,567      3,227              --          37,794
                                            ==========     ======          ======       =========
Average assets                              $4,166,294     25,466              --       4,191,760
                                            ==========     ======          ======       =========


                                              At or For the Nine Months Ended September 30, 1998
                                            -------------------------------------------------------
                                              Retail        Land                       Consolidated
                                             Banking     Development    Eliminations      Total
                                            ----------   -----------    ------------   ------------
                                                                (In thousands)

Interest income                             $  186,820         --          (1,605)        185,215
Interest expense                               112,868      1,605          (1,605)        112,868
                                            ----------     ------          ------       ---------
  Net interest income                           73,952     (1,605)             --          72,347
Provision for loan losses                          600         --              --             600
                                            ----------     ------          ------       ---------
  Net interest income after provision           73,352     (1,605)             --          71,747
Non-interest income                             15,444      3,854              --          19,298
Non-interest expense                            43,725        530              --          44,255
                                            ----------     ------          ------       ---------
Income before income taxes                      45,071      1,719              --          46,790
Income tax expense                              17,321        661              --          17,982
                                            ----------     ------          ------       ---------
Net income                                  $   27,750      1,058              --          28,808
                                            ==========     ======          ======       =========
Average assets                              $3,512,789     28,738              --       3,541,527
                                            ==========     ======          ======       =========

(7)  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company does not believe this statement will have a material impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the consumer banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank"), and secondarily, in the residential real estate development business through MAF Developments, Inc. ("MAF Developments").

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 25 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, western Cook County, northern Will County, eastern Kane County, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through three wholly-owned subsidiaries, MAF Developments, Mid America Development Services, Inc. ("Mid America Developments"), NW Financial, Inc., and ("NW Financial"), the Company and the Bank are also engaged in real estate development activities, primarily residential. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, an investment brokerage operation through its affiliation with INVEST, a registered broker-dealer and MAF Realty Co., LLC III, which owns MAF Realty, LLC IV, a real estate investment trust.

Forward-Looking Information

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, the possible short-term dilutive effect of potential acquisitions, the effectiveness of the Company's compliance review and implementation plan to identify and resolve Year 2000 issues, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties may cause actual future results to differ from those predicted and should be considered in evaluating forward-looking statements.

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

     In addition to software and mainframe computer hardware Year 2000 issues, there are other important mechanical devices that the Company relies upon in the normal course of business, including alarm systems, vault security systems, and other functioning equipment which protect the assets of the Company. The Company has assessed and tested all of these items, and determined that they are Year 2000 compliant.

     The Company relies on computer links with third party vendors in its normal course of business, including obtaining credit reports, title policies, and preparing closing statements with title companies. The Company is currently in the process of working with these "EDI" links to ensure that the Company's systems that interface with these third parties are Year 2000 compliant by December 31, 1999. Testing of these links is substantially complete. The Company has queried and received indications from its major vendors in this area that they will be Year 2000 compliant.

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

     The Company has relied primarily on its own Information Technology ("IT") department to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. Although this has diverted a material amount of the Company's IT resources during this process, the Company does not believe this diversion has had or will have a material impact on the results of operations. The Year 2000 plan has included the upgrading of mainframe software, which was accomplished pursuant to existing software maintenance agreements at no incremental cost to the Company. With respect to various PC software applications, necessary upgrades in some cases required a total replacement. At September 30, 1999, the Company estimates the incremental cost expended for Year 2000 compliance has amounted to approximately $400,000, not including the salaries and benefit costs of internal personnel. The Company believes its total cost of achieving Year 2000 compliance will not exceed $500,000 (excluding salary and benefit costs).

     Management has finalized a contingency plan in the event of Year 2000 failure of mission critical systems, including the telecommunications and electricity network. In the normal course of business, the Company maintains a disaster recovery plan that includes procedures for a mainframe failure. This offsite backup system consists of the same mainframe computer that the Company currently uses, and is certified to be Year 2000 compliant by the third party vendor. The Company has contracted for backup generator power at its branch location that houses its mainframe computer system and data processing operations. Telecommunication failure is addressed with backup procedures for capturing local branch customer transactions on transferable media that can be transported to the mainframe location for periodic uploading. To the extent that either its mainframe computer or certain utilities prove to be inoperative, the plan outlines procedures to allow a limited amount of customer transactions to be processed at a limited number of locations within the Bank's branch network. The contingency plan includes policies and procedures to permit the Company to operate on a reduced, semi-manual basis for a limited period of time. To aid in the additional effort a semi-manual system would require, the Company has put a moratorium on most employee vacations for the period December 15, 1999 to January 15, 2000.

     The Company also has a liquidity and branch cash contingency plan to address expected potential higher cash withdrawals by customers in light of the Year 2000 Issue. The plan was implemented in October 1999. The Company estimates that the costs of implementing the liquidity and branch cash contingency plan, planned fourth quarter printing and mailing of Year 2000 customer communications and extra customer account statements will cost the Company approximately $300,000 to $400,000. These costs are in addition to the costs noted above related to Year 2000 compliance. To date, the Bank has not experienced a level of cash withdrawals by customers inconsistent with its normal operations in the past.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. Management also believes that its testing and implementation to date, as well as the continued implementation of its Year 2000 plan will ready the Company for the Year 2000. However, to the extent that the Company's preparation and testing does not prove to be adequate, and its contingency plans prove to be ineffective, the Company's ability to conduct its business may be adversely affected with respect to processing customer transactions related to its core banking operation. Non-compliance caused by third parties (including utilities) and Year 2000 disruptions to the national or local economy in general could also have a material adverse impact on the Company.

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

          Core Capital Requirement

     The core capital requirement, or the required "leverage limit," currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. For the Bank, core capital generally includes common stockholders' equity (including retained earnings), and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks, such as Mid America Developments, are also required to be deducted in computing core total capital. See "Deductions from Regulatory Capital on Non-Permissible Activities".

          Tangible Capital Requirement

     Under OTS regulation, savings institutions are required to meet a tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets, plus purchased mortgage servicing rights in an amount includable in core capital.

          Risk-Based Capital Requirement

     The risk-based capital requirement provides that savings institutions maintain total capital equal to not less than 8% of total risk-weighted assets. For purposes of the risk-based capital computation, total capital is defined as core capital, as defined above, plus supplementary capital, primarily general loan loss reserves (limited to a maximum of 1.25% of total risk-weighted assets). Supplementary capital included in total capital cannot exceed 100% of core capital.

  At September 30, 1999, the Bank was in compliance with all of its capital requirements as follows:

                                                      September 30, 1999           December 31, 1998
                                                    -----------------------     -----------------------
                                                                Percent of                  Percent of
                                                      Amount      Assets          Amount      Assets
                                                    ----------  -----------     ----------  -----------
                                                                 (Dollars in thousands)
Stockholder's equity of the Bank                    $  342,874        7.80%     $  341,568        8.36%
                                                    ==========       =====      ==========       =====
Tangible capital                                    $  273,814        6.35%     $  266,793        6.67%
Tangible capital requirement                            64,730        1.50          60,009        1.50
                                                    ----------       -----      ----------       -----
Excess                                              $  209,084        4.85%     $  206,784        5.17%
                                                    ==========       =====      ==========       =====
Core capital                                        $  273,814        6.35%     $  266,793        6.67%
Core capital requirement                               129,460        3.00         120,018        3.00
                                                    ----------       -----      ----------       -----
Excess                                              $  144,354        3.35%     $  146,775        3.67%
                                                    ==========       =====      ==========       =====
Core and supplementary capital                      $  290,826       12.37%     $  283,563       13.42%
Risk-based capital requirement                         188,014        8.00         169,051        8.00
                                                    ----------       -----      ----------       -----
Excess                                              $  102,812        4.37%     $  114,512        5.42%
                                                    ==========       =====      ==========       =====
Total Bank assets                                   $4,393,944                  $4,084,110
Adjusted total Bank assets                           4,315,332                   4,000,600
Total risk-weighted assets                           2,428,783                   2,196,644
Adjusted total risk-weighted assets                  2,350,171                   2,113,134
Investment in Bank's real estate subsidiaries            8,853                      12,518
                                                    ==========                  ==========

  A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                         September 30,       December 31,
                                                                             1999                1998
                                                                        -----------------    --------------
                                                                                  (In thousands)

Stockholder's equity of the Bank                                             $342,874              341,568
Goodwill                                                                      (55,880)             (54,868)
Core deposit intangibles                                                       (6,555)              (7,351)
Non-permissible subsidiary deduction                                           (8,853)             (12,518)
Non-includable purchased mortgage servicing rights                               (678)                (421)
Regulatory capital adjustment for available for sale securities                 2,906                  383
                                                                             --------              -------
 Tangible and core capital                                                    273,814              266,793
General loan loss reserves                                                     17,012               16,770
                                                                             --------              -------
 Core and supplementary capital                                              $290,826              283,563
                                                                             ========              =======

      Deductions from Regulatory Capital on Non-Permissible Activities

  Under the OTS capital regulation, deductions from tangible and core capital, for the purpose of computing regulatory capital requirements, are required for investments in and loans to subsidiaries engaged in non-permissible activities for a national bank. Included in these non-permissible activities is the development of real estate through the Bank's wholly owned subsidiaries, Mid America Developments, and NW Financial. Since July 1, 1996, 100% of such investment in and advances to Mid America Developments and NW Financial has been deducted from regulatory capital.

Changes in Financial Condition

  Total assets of the Company were $4.43 billion at September 30, 1999, an increase of $305.6 million from $4.12 billion at December 31, 1998. The increase is primarily due to an increase in borrowings used to fund mortgage loans held for investment and sale, as well as a decline in mortgage loan prepayments due to rising interest rates.

  Cash and short-term investments totaled a combined $137.7 million at September 30, 1999, a decrease of $20.0 million from the combined balance of $157.7 million at December 31, 1998. The Company used $26.5 million to purchase 1,143,562 shares of common stock into treasury during the current nine month period.

  Investment securities available for sale decreased $16.8 million to $182.1 million at September 30, 1999. The decrease is due to sales of $30.3 million and maturities of $43.3 million of primarily U.S. Government and agency securities, offset by purchases of $60.2 million in primarily asset-backed and U.S. Government and agency securities. The Company recognized a gain of $1.0 million on the sale of investment securities during the nine months ended September 30, 1999. At September 30, 1999, gross unrealized losses in the available for sale portfolio were $3.3 million compared to gross unrealized gains of $913,000 at December 31, 1998.

  Mortgage-backed securities classified as held to maturity decreased $29.1 million to $99.4 million at September 30, 1999, compared to $128.5 million at December 31, 1998, primarily due to normal amortization and prepayments.

  Mortgage-backed securities available for sale decreased $13.6 million to $41.5 million at September 30, 1999, primarily due to amortization and prepayments. Gross unrealized losses in the available for sale portfolio were $470,000 at September 30, 1999, compared to $204,000 at December 31, 1998.

  Included in mortgage-backed securities classified as held to maturity and available for sale are $78.9 million of CMO securities at September 30, 1999, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

  Loans receivable, including loans held for sale, increased $365.9 million, or 11.0%, to $3.68 billion at September 30, 1999. The Bank originated $1.31 billion during the nine month period ended September 30, 1999. Offsetting this increase were amortization and prepayments totaling $525.8 million, as well as loan sales of $352.3 million. Loans receivable held for sale decreased to $13.8 million as of September 30, 1999, compared to $89.4 million at December 31, 1998.

  The allowance for loan losses totaled $17.0 million at September 30, 1999, an increase of $242,000 from the balance at December 31, 1998, due to a $800,000 provision for loan losses, offset by net charge-offs of $558,000. Charge-offs for the nine months were primarily on six one- to four-family residences and one commercial property. The Bank's allowance for loan losses to total loans outstanding was .46% at September 30, 1999, compared to .52% at December 31, 1998. Non-performing loans decreased $389,000 to $13.7 million at September 30,1999, compared to $14.0 million at December 31, 1998. As a percentage of total loans receivable, the level of non-performing loans was .37% at September 30, 1999, compared to .43% at December 31, 1998.

  Foreclosed real estate decreased $554,000 to $7.8 million at September 30, 1999, primarily due to sales of $5.2 million, offset by new single family foreclosures of $5.0 million and a writedown of a commercial parcel by $350,000.

  Real estate held for development or sale decreased $3.2 million to $22.0 million at September 30, 1999. A summary of the carrying value of real estate held for development or sale is as follows:

                              September 30,  December 31,
                                  1999           1998
                              -------------  ------------
                                    (in thousands)
MAF Developments, Inc.
 Tallgrass of Naperville          $16,974        17,817
 Creekside of Remington             1,544         1,456
 Harmony Grove                          -             6
                                  -------        ------
                                   18,518        19,279
                                  -------        ------

NW Financial, Inc.
 Reigate Woods                      3,038         3,419
 Woodbridge                           400         2,436
                                  -------        ------
                                    3,438         5,855
                                  -------        ------
                                  $21,956        25,134
                                  =======        ======

  The decrease in the Tallgrass of Naperville project is primarily due to continued strong lot sales in Unit 1 of the project, offset in part by development costs incurred in Unit 2, currently scheduled to include 346 lots. As of September 30, 1999, 327 lots are under contract, due to a successful presale to builders in August 1999. The closings should commence late in the fourth quarter. In March 1999, the Company contracted with a local developer for the purchase of the remaining 117 lots in the Creekside of Remington subdivision. The first closing, consisting of 42 lots, occurred on April 30, 1999. The sale of the remaining 75 lots are scheduled to close on April 30, 2000, at a nominal profit to the Company. In addition, the Company sold the final lots in Harmony Grove during the current nine month period.

  The Company sold eight homesites in its Reigate Woods subdivision during the first nine months of 1999. At September 30, 1999 there are 13 remaining homesites, with two homesites under contract. As of December 31, 1998, the Woodbridge project consisted of a 48-acre parcel of commercial real estate. A 26-acre commercial parcel was sold during June 1999 at a pre-tax profit of $2.9 million and two parcels totaling 15 acres were sold during August 1999 at a pre-tax profit of $2.3 million. The remaining four individual parcels are under contract with closings expected over the next six months at estimated pre-tax profits of approximately $1.0 million.

  Deposits increased $36.7 million, to $2.69 billion at September 30, 1999, primarily due to the assumption of $22.2 million in deposits as part of the purchase of a branch from the Northern Trust Company in September 1999. After consideration of interest credited to accounts of $72.0 million during the nine months ended September 30, 1999, actual cash outflows were $56.2 million during the period.

  Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $259.7 million to $1.29 billion at September 30, 1999. The increase is primarily attributable to a net $270.0 million increase in FHLB of Chicago borrowings, offset by a net decrease in reverse repurchase agreements of $10.3 million as of September 30, 1999.

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

  For the quarter ended September 30, 1999, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $248,000, compared to $214,000 for the three months ended September 30, 1998.


  Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                         61-90 Days                           91 Days or More
                            -----------------------------------  ---------------------------------------
                                        Principal                               Principal
                             Number     Balance of    Percent      Number      Balance of      Percent
                               Of       Delinquent       of          Of        Delinquent        of
                              Loans       Loans        Total        Loans         Loans         Total
                            ---------  ------------  ----------  -----------  -------------  -----------
                                                      (Dollars in thousands)

September 30, 1999              62        $4,828        .13%          123        $12,321         .33%
                                ==        ======        ===           ===        =======         ===
June 30, 1999                   49        $3,655        .11%          112        $12,299         .35%
                                ==        ======        ===           ===        =======         ===
March 31, 1999                  33        $3,125        .09%          123        $13,677         .40%
                                ==        ======        ===           ===        =======         ===
December 31, 1998               41        $4,259        .13%          109        $13,163         .41%
                                ==        ======        ===           ===        =======         ===
September 30, 1998              60        $6,365        .22%           87        $10,201         .35%
                                ==        ======        ===           ===        =======         ===

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:


                                                                                          At
                                                  ---------------------------------------------------------------------------------
                                                   9/30/99     6/30/99     3/31/99    12/31/98     9/30/98     6/30/98     3/31/98
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                                     (In thousands)
Real estate loans:
 One- to four-family:
  Held for investment                            $3,292,649   3,085,456   2,998,662   2,877,482   2,597,715   2,490,361   2,459,572
  Held for sale                                      13,787     100,016      21,387      89,406      23,777      42,993      14,008
 Multi-family                                       164,687     153,150     141,018     137,254     118,493     112,158     108,618
 Commercial                                          39,670      38,050      41,581      43,069      32,772      34,456      34,738
 Construction                                        29,651      29,558      39,090      28,429      20,861      20,986      17,367
 Land                                                20,148      24,655      23,674      24,765      20,282      20,766      22,253
                                                 ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total real estate loans                         3,560,592   3,430,885   3,265,412   3,200,405   2,813,900   2,721,720   2,656,556

Other loans:
 Consumer loans:
  Equity lines of credit                             95,749      93,502      90,053      91,915      85,101      83,822      85,690
  Home equity loans                                  45,717      44,987      40,434      42,398      38,695      36,940      34,711
  Other                                               6,008       6,252       6,294       6,015       5,105       6,056       6,157
                                                 ----------   ---------   ---------   ---------   ---------   ---------   ---------
   Total consumer loans                             147,474     144,741     136,781     140,328     128,901     126,818     126,558
 Commercial business lines                            1,740       1,743       1,780       2,356       2,025       2,059       2,628
                                                 ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total other loans                                 149,214     146,484     138,561     142,684     130,926     128,877     129,186
                                                 ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable                          3,709,806   3,577,369   3,403,973   3,343,089   2,944,826   2,850,597   2,785,742

Less:
 Loans in process                                    13,240      16,828      17,904      10,698      11,222      10,939       7,778
 Unearned discounts, premiums
  and deferred loan expenses, net                    (5,404)     (4,603)     (3,743)     (3,455)     (1,224)       (817)       (402)
 Allowance for loan losses                           17,012      16,978      16,794      16,770      15,808      15,689      15,625
                                                 ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable, net                     3,684,958   3,548,166   3,373,018   3,319,076   2,919,020   2,824,786   2,762,741
Loans receivable held for sale                      (13,787)   (100,016)    (21,387)    (89,406)    (23,777)    (42,993)    (14,008)
                                                 ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Loans receivable, net                          $3,671,171   3,448,150   3,351,631   3,229,670   2,895,243   2,781,793   2,748,733
                                                 ==========   =========   =========   =========   =========   =========   =========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                               At
                                                               -------------------------------------------------------------------
                                                               9/30/99    6/30/99   3/31/99   12/31/98   9/30/98  6/30/98  3/31/98
                                                               -------    -------   -------   --------   -------  -------  -------
                                                                                         (In thousands)
 Non-performing loans:
 One- to four-family and multi-family loans:
  Non-accrual loans                                            $10,453      9,472     9,897    10,641      9,430    9,673    8,900
  Accruing loans 91 days or more overdue                         1,312      1,377     1,743     1,381        624    1,296    2,508
                                                               -------     ------    ------    ------     ------   ------   ------
   Total                                                        11,765     10,849    11,640    12,022     10,054   10,969   11,408
                                                               -------     ------    ------    ------     ------   ------   ------
 Commercial real estate, construction and land loans:
  Non-accrual loans                                                608        926     1,744     1,284      1,126    1,259      736
  Accruing loans 91 days or more overdue                             -          -         -         -          -        -       33
                                                               -------     ------    ------    ------     ------   ------   ------
   Total                                                           608        926     1,744     1,284      1,126    1,259      769
                                                               -------     ------    ------    ------     ------   ------   ------
 Other loans:
  Non-accrual loans                                              1,258      1,239     1,166       721        178      286      210
  Accruing loans 91 days or more overdue                            29         42        16        22          1       11       96
                                                               -------     ------    ------    ------     ------   ------   ------
   Total                                                         1,287      1,281     1,182       743        179      297      306
                                                               -------     ------    ------    ------     ------   ------   ------
 Total non-performing loans:
  Non-accrual loans                                             12,319     11,637    12,807    12,646     10,734   11,218    9,846
  Accruing loans 91 days or more overdue                         1,341      1,419     1,759     1,403        625    1,307    2,637
                                                               -------     ------    ------    ------     ------   ------   ------
   Total                                                       $13,660     13,056    14,566    14,049     11,359   12,525   12,483
                                                               =======     ======    ======    ======     ======   ======   ======
 Non-accrual loans to total loans                                  .33%       .34       .38       .39        .37      .40      .36
 Accruing loans 91 days or more overdue to total loans             .04        .04       .05       .04        .02      .05      .09
                                                               -------     ------    ------    ------     ------   ------   ------
  Non-performing loans to total loans                              .37%       .38       .43       .43        .39      .45      .45
                                                               =======     ======    ======    ======     ======   ======   ======
  Foreclosed real estate (net of related reserves):
  One- to four-family                                          $ 1,558      2,404     2,307     1,736      1,030      266      361
  Commercial, construction and land                              6,245      6,624     6,621     6,621      6,500    6,500    6,500
                                                               -------     ------    ------    ------     ------   ------   ------
   Total                                                       $ 7,803      9,028     8,928     8,357      7,530    6,766    6,861
                                                               =======     ======    ======    ======     ======   ======   ======
 Non-performing loans and foreclosed real estate
  to total loans and foreclosed real estate                        .58%       .63       .69       .73        .64      .69      .70
                                                               =======     ======    ======    ======     ======   ======   ======
 Total non-performing assets                                   $21,463     22,084    23,494    22,406     18,889   19,291   19,344
                                                               =======     ======    ======    ======     ======   ======   ======
 Total non-performing assets to total assets                       .48%       .52       .57       .54        .52      .54      .55
                                                               =======     ======    ======    ======     ======   ======   ======

Liquidity and Capital Resources

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by the issuance of common stock or borrowings. The Company's principal uses of funds are interest payments on the Company's $33.0 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases and stock repurchases with excess cash flow. The Company also maintains a one-year, $20.0 million unsecured revolving line of credit from a commercial bank, due and renewable on April 30, 2000. For the nine month period ended September 30, 1999, the Company received $35.0 million in dividends from the Bank and declared common stock dividends of $.25 per share.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current nine month period the Bank borrowed $475.0 million of primarily fixed-rate FHLB of Chicago advances and repaid $205.0 million.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended September 30, 1999, the Bank's average liquidity ratio was 6.71%. At September 30, 1999, total liquidity was $190.0 million, or 7.19%, which was $84.2 million in excess of the 4.0% regulatory requirement.

  During the nine months ended September 30, 1999, the Bank originated and purchased loans totaling $1.31 billion compared with $1.23 billion during the same period a year ago. Loan sales and swaps for the nine months ended September 30, 1999, were $352.3 million, compared to $319.3 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $405.8 million and commitments to sell or swap loans of $32.5 million at September 30, 1999.

Asset/Liability Management

  The Bank's overall asset/liability management strategy is directed toward reducing the Bank's exposure to interest rate risk over time in changing interest rate environments. Asset/liability management is a daily function of the Bank's management due to continual fluctuations in interest rates and financial markets.

  As part of its asset/liability strategy, the Bank has implemented a policy to maintain its cumulative one-year hedged interest sensitivity gap ratio within a range of (15)% to 15% of total assets, which helps the Bank to maintain a more stable net interest rate spread in various interest rate environments. The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet, provide a positive margin over the Bank's cost of funds. In response to customer demand, the Bank originates fixed-rate mortgage loans, but has historically generally sold the conforming loans in the secondary market in order to maintain its interest rate sensitivity levels. During the eighteen to twenty-four month period ended June 30, 1999, the Bank had been retaining the majority of the non-conforming, fixed-rate originations and all of the prepayment protected fixed-rate loan originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with Northwestern. These fixed rate loans were funded with intermediate to longer-term fixed rate FHLB advances, some of which contained call options at the discretion of the FHLB of Chicago. As a result of the recent rise in interest rates and the Bank's higher level of interest rate and market risk exposure to further increases in interest rates, the Bank discontinued the origination of prepayment protected fixed-rate mortgage loans for its portfolio in June 1999. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" in the Form 10-Q as of and for the period ended June 30, 1999.

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

     The table below sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at September 30, 1999, based on the assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook account withdrawals as well as loan and mortgage-backed securities prepayment percentages. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are shown in the category relating to the period of time until their respective final maturities.

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

                                                                            At September 30, 1999
                                                 ---------------------------------------------------------------------------
                                                               More Than    More Than    More Than
                                                   6 Months     6 Months     1 Year      3 Years to    More Than
                                                   or Less     to 1 Year   to 3 Years      5 Years      5 Years      Total
                                                 ------------  ----------  -----------  -------------  ----------  ---------
                                                                               (In thousands)
Interest-earning assets:
  Loans receivable                                $  572,234     382,311    1,322,792        309,600   1,115,033   3,701,970
  Mortgage-backed securities                          86,203       7,089       17,589         13,339      16,640     140,860
  Interest-bearing deposits                           17,253           -            -              -           -      17,253
  Federal funds sold                                  77,004           -            -              -           -      77,004
  Investment securities (1)                          164,248       6,412       25,012         16,793      43,609     256,074
                                                  ----------    --------    ---------        -------   ---------   ---------
   Total interest-earning assets                     916,942     395,812    1,365,393        339,732   1,175,282   4,193,161
  Impact of hedging activity  (2)                     13,787           -            -              -     (13,787)          -
                                                  ----------    --------    ---------        -------   ---------   ---------
   Total net interest-earning assets adjusted
    for impact of hedging activities                 930,729     395,812    1,365,393        339,732   1,161,495   4,193,161
                                                  ----------    --------    ---------        -------   ---------   ---------
Interest-bearing liabilities:
  NOW and checking accounts                           17,351      15,876       58,107         36,095      75,903     203,332
  Money market accounts                              169,503           -            -              -           -     169,503
  Passbook accounts                                   63,259      57,882      211,848        131,595     279,642     744,226
  Certificate accounts                               758,103     407,887      241,326         47,447      10,742   1,465,505
  FHLB advances                                      195,000      30,000      420,000        140,500     460,000   1,245,500
  Other borrowings                                    48,700           -            -              -           -      48,700
                                                  ----------    --------    ---------        -------   ---------   ---------
   Total interest-bearing liabilities              1,251,916     511,645      931,281        355,637     826,287   3,876,766
                                                  ----------    --------    ---------        -------   ---------   ---------
Interest sensitivity gap                          $ (321,187)   (115,833)     434,112        (15,905)    335,208     316,395
                                                  ==========    ========    =========        =======   =========   =========
Cumulative gap                                    $ (321,187)   (437,020)      (2,908)       (18,813)    316,395
                                                  ==========    ========    =========        =======   =========
Cumulative gap as a percentage
 of total assets                                       (7.26)%     (9.87)        (.07)          (.42)       7.15
Cumulative net interest-earning assets as
 a percentage of interest-bearing                      74.34%      75.22        99.89          99.38      108.16
 liabilities

------------------------------------------------
(1) Includes $62.3 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

    The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 1999 includes fees which are considered adjustments to yield.

                                                            Three Months Ended September 30,
                                            -----------------------------------------------------------------
                                                         1999                              1998
                                            -------------------------------   -------------------------------
                                                                    Average                           Average
                                             Average                Yield/     Average                Yield/
                                             Balance     Interest    Cost      Balance     Interest    Cost
                                            ----------   --------   -------   ----------   --------   -------
                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                            $3,630,144     64,505     7.11%   $2,884,710     53,570     7.43%
Mortgage-backed securities                     143,916      2,222     6.18       202,294      3,269     6.46
Interest-bearing deposits (1)                   26,512        470     6.94        24,050        448     7.29
Federal funds sold (1)                          53,956        985     7.14        68,089      1,263     7.26
Investment securities (2)                      263,795      4,098     6.08       233,945      3,603     6.03
                                            ----------   --------             ----------   --------
    Total interest-earning assets            4,118,323     72,280     7.01     3,413,088     62,153     7.27
Non-interest earning assets                    214,787                           174,433
                                            ----------                        ----------
    Total assets                            $4,333,110                        $3,587,521
                                            ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                     2,559,086     24,907     3.86     2,253,467     24,150     4.25
Borrowed funds                               1,227,864     17,891     5.70       883,694     13,818     6.12
                                            ----------   --------             ----------   --------
    Total interest-bearing liabilities       3,786,950     42,798     4.46     3,137,161     37,968     4.78
                                                         --------   ------                 --------   ------
Non-interest bearing deposits                  112,813                            93,654
Other liabilities                               84,744                            73,993
                                            ----------                        ----------
    Total liabilities                        3,984,507                         3,304,808
Stockholders' equity                           348,603                           282,713
                                            ----------                        ----------
    Liabilities and stockholders' equity    $4,333,110                        $3,587,521
                                            ==========                        ==========
Net interest income/interest rate spread                 $ 29,482     2.55%                $ 24,185     2.49%
                                                         ========   ======                 ========   ======
Net earning assets/net yield on average
  interest-earning assets                   $  331,373                2.86%   $  275,927                2.83%
                                            ==========              ======    ==========              ======
Ratio of interest-earning assets to
  interest-bearing liabilities                                      108.75%                           108.80%
                                                                    ======                            ======

                                                             Nine Months Ended September 30,
                                            -----------------------------------------------------------------
                                                         1999                              1998
                                            -------------------------------   -------------------------------
                                                                    Average                           Average
                                             Average                Yield/     Average                Yield/
                                             Balance     Interest    Cost      Balance     Interest    Cost
                                            ----------   --------   -------   ----------   --------   -------
                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                            $3,484,200    185,550     7.10%   $2,814,398    157,938     7.48%
Mortgage-backed securities                     156,209      7,261     6.20       225,145     11,034     6.53
Interest-bearing deposits (1)                   27,369      1,478     7.12        35,911      1,883     6.91
Federal funds sold (1)                          41,423      2,351     7.48        80,421      4,252     6.97
Investment securities (2)                      263,123     11,923     5.98       217,737     10,227     6.19
                                            ----------   --------             ----------   --------
    Total interest-earning assets            3,972,324    208,563     7.00     3,373,612    185,334     7.32
Non-interest earning assets                    219,436                           167,915
                                            ----------                        ----------
    Total assets                            $4,191,760                        $3,541,527
                                            ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                     2,549,147     74,073     3.89     2,247,706     72,545     4.32
Borrowed funds                               1,106,824     47,612     5.67       854,733     40,323     6.22
                                            ----------   --------             ----------   --------
    Total interest-bearing liabilities       3,655,971    121,685     4.43     3,102,439    112,868     4.84
                                                         --------   ------                 --------   ------
Non-interest bearing deposits                  108,674                            91,057
Other liabilities                               85,063                            72,553
                                            ----------                        ----------
    Total liabilities                        3,849,708                         3,266,049
Stockholders' equity                           342,052                           275,478
                                            ----------                        ----------
    Liabilities and stockholders' equity    $4,191,760                        $3,541,527
                                            ==========                        ==========
Net interest income/interest rate spread                 $ 86,878     2.57%                $ 72,466     2.48%
                                                         ========   ======                 ========   ======
Net earning assets/net yield on average
  interest-earning assets                   $  316,353                2.92%   $  271,173                2.86%
                                            ==========              ======    ==========              ======
Ratio of interest-earning assets to
  interest-bearing liabilities                                      108.65%                           108.74%
                                                                    ======                            ======

                                            At September 30, 1999
                                            ---------------------
                                                          Yield/
                                             Balance       Cost
                                            ----------    -------
                                            (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                            $3,701,970      7.13%
Mortgage-backed securities                     140,860      6.33
Interest-bearing deposits (1)                   17,253      5.24
Federal funds sold (1)                          77,004      5.18
Investment securities (2)                      256,074      6.20
                                            ----------
    Total interest-earning assets            4,193,161      7.01
Non-interest earning assets                    233,483
                                            ----------
    Total assets                            $4,426,644
                                            ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                     2,582,566      3.99%
Borrowed funds                               1,294,200      5.80
                                            ----------
    Total interest-bearing liabilities       3,876,766      4.60
                                                          ------
Non-interest bearing deposits                  111,022
Other liabilities                               88,326
                                            ----------
    Total liabilities                        4,076,114
Stockholders' equity                           350,530
                                            ----------
    Liabilities and stockholders' equity    $4,426,644
                                            ==========
Net interest income/interest rate spread                    2.41%
                                                          ======
Net earning assets/net yield on average
  interest-earning assets                   $  316,395       N/A
                                            ==========    ======
Ratio of interest-earning assets to
  interest-bearing liabilities                            108.16%
                                                          ======

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


                                            Three Months Ended                                 Nine Months Ended
                                            September 30, 1999                                September 30, 1999
                                                Compared to                                       Compared to
                                            September 30, 1998                                September 30, 1998
                                            Increase(Decrease)                                Increase(Decrease)
                                 --------------------------------------              ---------------------------------------
                                  Volume          Rate            Net                Volume         Rate               Net
                                 --------     ------------      -------              -------    ------------         -------
                                                                    (In thousands)

Interest-earning assets:
Loans receivable                 $13,328         (2,393)        10,935               36,012          (8,400)          27,612
Mortgage-backed securities          (907)          (140)        (1,047)              (3,229)           (544)          (3,773)
Interest-bearing deposits             44            (22)            22                 (459)             54             (405)
Federal funds sold                  (258)           (20)          (278)              (2,187)            286           (1,901)
Investment securities                463             32            495                2,061            (365)           1,696
                                 -------         ------         ------               ------         -------           ------
  Total                           12,670         (2,543)        10,127               32,198          (8,969)          23,229
                                 -------         ------         ------               ------         -------           ------

Interest-bearing liabilities:
Deposits                           3,075         (2,318)           757                9,196          (7,668)           1,528
Borrowed funds                     5,047           (974)         4,073               11,045          (3,756)           7,289
                                 -------         ------         ------               ------         -------           ------
  Total                            8,122         (3,292)         4,830               20,241         (11,424)           8,817
                                 -------         ------         ------               ------         -------           ------
Change in net interest income    $ 4,548            749          5,297               11,957           2,455           14,412
                                 =======         ======         ======               ======          ======           ======


Comparison of the Results of Operations for the Three Months Ended September 30, 1999 and 1998

     General - Net income for the three months ended September 30, 1999 was $12.9 million, or $.52 per diluted share, compared to net income of $9.9 million, or $.42 per diluted share for the three months ended September 30, 1998, an increase of $3.0 million or 22.5% on an EPS basis. The increase in earnings was primarily due to an increase in income from real estate operations, higher deposit account service charges, and the impact of the repurchase of shares under the Company's stock repurchase plans.

     Net interest income - Net interest income was $29.4 million for the current quarter, compared to $24.1 million for the quarter ended September 30, 1998, an increase of $5.3 million. The increase is primarily due to the Company's acquisition of Westco on December 31, 1998, which increased the Company's interest-earning asset base. Average net interest-earning assets increased to $331.4 million for the three months ended September 30, 1999, compared to $275.9 million for the three months ended September 30, 1998, while the Company's net interest margin increased to 2.86% for the current three month period, compared to 2.83% for the prior year period.

     Interest income on loans receivable increased $10.9 million as a result of a $745.4 million increase in average loans receivable, while the average yield on loans receivable decreased 32 basis points. Loans receivable increased $245.2 million due to the acquisition of Westco, in addition to loans originated for investment purposes. The decrease in the average yield on loans receivable is attributable to the heavy loan origination, refinance and modification volume in a period of generally lower interest rates, particularly in the fourth quarter of 1998 and first quarter of 1999. The change in the mix of originations in the last six months toward adjustable rate loans for portfolio at lower rates, and the slowdown in prepayments has stabilized the loan portfolio yield. Interest income on mortgage-backed securities decreased $1.0 million to $2.2 million for the current quarter, due to a $58.4 million decrease in average balances. This decline in average balance is a result of higher prepayments. Interest income on investment securities increased $497,000 to $4.1 million, primarily due to the increase in average balance of $29.9 million.

     Interest expense on deposit accounts increased $757,000 to $24.9 million, due to a $305.6 million increase in average deposits during the current three month period, offset by a 39 basis point decrease in the average cost of deposits. The decline in the cost of deposits is attributable to lower U. S. Treasury in the latter half of 1998 and early 1999 rates and their favorable impact on maturing certificate of deposits as well as lower cost core deposits comprising a larger percentage of the deposit base. The Bank acquired $259.5 million from the acquisition of Westco in December 1998 and $22.2 million from the purchase of a branch office.

     Interest expense on borrowed funds increased $4.1 million to $17.9 million, as a result of a $344.2 million increase in the average balance of borrowed funds, offset by a 42 basis point decrease in the average cost of borrowed funds. The increase in the average balance is primarily due to an increase in FHLB of Chicago advances of $365.4 million, offset by the payoff of the Company's 8.32% subordinated capital notes since September 30, 1998. The reduction in average cost is due to maturing FHLB advances being refinanced into primarily fixed-rate advances at lower rates.

     Recent increases in U. S. Treasury rates and widening of credit spreads, as well as uncertainty regarding potential additional Federal Reserve Board interest rate increases, is expected to have a negative impact on the Bank's net interest margin. In addition, competition for deposits has increased, as retail deposits have become a cheaper funding source than wholesale borrowings. The Bank discontinued the origination of prepayment protected fixed-rate mortgage loans for portfolio in June 1999 and is currently emphasizing the origination of adjustable-rate loans which reduce interest rate risk exposure but carry lower interest rates. The net interest margin will also be pressured by the expected repricing of maturing certificates of deposits and FHLB advances at higher rates.

     Provision for loan losses - The Bank provided $300,000 in provision for loan losses during the current three month period, compared to $200,000 for the prior year three month period. Net charge-offs during the current quarter were $267,000, compared to net charges-offs of $81,000 for the three months ended September 30, 1998. At September 30, 1999, the Bank's allowance for loan losses was $17.0 million, which equaled .46% of total loans receivable, compared to
 .52% at December 31, 1998. The ratio of the allowance for loan losses to non-performing loans was 124.5% at September 30, 1999 compared to 119.4% at December 31, 1998 and 139.2% at September 30, 1998.

     Non-interest income - Non-interest income increased 23.2% to $8.6 million for the three months ended September 30, 1999, compared to $7.0 million for the three months ended September 30, 1998, primarily due to increased deposit account service charges and greater loan servicing fee income.

     Gain on sale of loans and mortgage-backed securities decreased to a combined $464,000 for the three months ended September 30, 1999, compared to a combined $873,000 for the three months ended September 30, 1998. Loan sale volume was $80.1 million during the current quarter, compared to $118.5 million for the three months ended September 30, 1998. The gain on sale of mortgage-backed securities results from loans originated by the Bank being swapped into mortgage-backed securities prior to sale. During the three months ended September 30, 1999, $60.3 million in loans were swapped and sold, compared to $2.2 million during the three months ended September 30, 1998.

     Income from real estate operations increased $723,000 to $2.5 million for the three months ended September 30, 1999. A summary of income from real estate operations is as follows:

                                               Three Months Ended September 30,
                                      --------------------------------------------------
                                               1999                      1998
                                      -----------------------  -------------------------
                                                    Pre-tax                   Pre-tax
                                         # of       Income        # of        Income
                                         Lots       (Loss)        Lots        (Loss)
                                      ----------  -----------  ----------  -------------
                                                   (dollars in thousands)
Woodbridge                                  -      $2,290            3       $    38
Tallgrass of Naperville                    19         180            -             -
Harmony Grove                               -           -           42         1,014
Reigate Woods                               3         158            6           305
Creekside of Remington                      -           -            2            13
Fields of Ambria                            -           -            3           (14)
Clow Creek Farm                             -           -            2           100
Ashbury                                     -        (150)           -           297
Woods of Rivermist                          -           -            1             2
                                           --     -------           --        ------
                                           22      $2,478           59        $1,755
                                           ==      ======           ==        ======

     The Woodbridge project consists of a 48-acre commercial parcel. Two parcels were sold during August 1999 at a pre-tax profit of $2.3 million. The remaining four parcels in the project are under contract and are expected to close within the next six months at estimated pre-tax profits of approximately $1.0 million. The Company sold 19 lots in Tallgrass of Naperville, during the three months ended September 30, 1999. There are 327 lots under contract in this 926-lot subdivision at September 30, 1999. The Company held a pre-sale of 314 lots of Unit 2 of Tallgrass to builders in August 1999, with closings expected to commence late in the fourth quarter. The 85-lot Reigate Woods subdivision had three sales during the current quarter, with 13 homesites remaining. Two homesites are under contract as of September 30, 1999. The current quarter includes a $150,000 charge for the Company's share of unexpected higher costs related to the City of Naperville's completion of a roadway adjacent to the Ashbury subdivision.

     Deposit account service charges increased $342,000, or 14.6% to $2.7 million for the three months ended September 30, 1999, primarily due to continued growth in the number of checking accounts and related fees, including debit card fees. At September 30, 1999, the Bank had approximately 100,900 checking accounts, compared to 89,100 at September 30, 1998.

     Loan servicing fee income (loss) increased to $751,000, for the three months ended September 30, 1999 compared to $(383,000) for the three months ended September 30, 1998. The increase was primarily due to a $290,000 recovery of a previously recorded mortgage servicing impairment writedown and the impact in the prior year quarter of a $740,000 impairment valuation writedown. The recovery was recognized due to lower actual prepayments over the past nine months, and expected slower prepayments in the future due to recent increases in long-term interest rates. The average balance of loans serviced for others increased 10.9% to $1.16 billion for the current three-month period, compared to $1.00 billion for the prior year period. Amortization of mortgage servicing rights equaled $314,000 for the three months ended September 30, 1999, compared to $327,000 for the prior three-month period.

     Other non-interest income decreased $200,000, or 13.6% to $1.3 million for the three months ended September 30, 1999, primarily due to decreased fee income related to loan modifications, in light of slower refinance activity.

     Non-interest expense - Non-interest expense increased $2.3 million or 15.2% to $17.2 million for the three months ended September 30, 1999. The ratio of non-interest expense to average assets improved to 1.59% for the current quarter compared to 1.67% for the prior year period, reflecting increased operating efficiencies.

     Compensation and benefits increased 9.0% or $790,000 to $9.6 million for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase is primarily due to increased compensation and benefit costs as a result of an increase in staff from the Westco acquisition.

     Occupancy expense increased $120,000, or 7.2% to $1.8 million for the three months ended September 30, 1999 compared to the prior year period, primarily due to the addition of Westco and the openings of a new branch and drive-up facility.

     Advertising and promotion expense increased $484,000, or 85.7% for the three months ended September 30, 1999 compared to the prior year. The increase is primarily due to a radio-based marketing campaign designed to enhance the Company's brand awareness initiated earlier in the year. The Company intends to continue to market its brand for the foreseeable future, and will likely incur increased advertising and promotion expenses for the remainder of 1999 when compared to similar expenditures for 1998.

     Amortization of intangibles increased $373,000 from the prior year period to $951,000 for the three months ended September 30, 1999, due to the acquisition of Westco which is being accounted for using the purchase method of accounting.

     Income taxes - For the three months ended September 30, 1999, income tax expense totaled $7.7 million, or an effective income tax rate of 37.3%, compared to $6.1 million, or an effective income tax rate of 38.3%, for the three months ended September 30, 1998.

     The lower effective income tax rate in the current period was primarily the result of proactive tax planning initiated during the quarter, involving the transfer of Bank portfolio assets to a newly-formed operating subsidiary. This structure is expected to generate net tax savings of approximately $900,000- $1,100,000 for calendar 1999. These savings will be offset in 1999 by approximately $350,000 in after-tax professional fees and other costs incurred. While the effective income tax rate may vary from quarter to quarter, the Company currently expects the new structure to result in a lowering of its effective income tax rate to approximately 37.3%-37.8% for the year ending December 31, 2000, depending on the balances of the assets contributed to the subsidiary, the amount and composition of financial statement and taxable earnings of calendar 2000 and various other factors.

Comparison of the Nine Months Ended September 30, 1999 and 1998

     General - Net income for the nine months ended September 30, 1999 was $37.8 million, or $1.51 per diluted share, compared to $28.8 million, or $1.23 per diluted share, an increase of $9.0 million, or 22.2% on a per share basis.

     Net interest income - Net interest income for the nine months ended September 30, 1999 was $86.8 million compared to $72.3 million for the nine months ended September 30, 1998, an increase of $14.4 million. The increase is a function of the growth in average interest-earning assets of $598.7 million, of which approximately $307.7 million is attributable to the purchase of Westco, as well as an increase in the net interest margin to 2.92% for the nine months ended September 30, 1999, compared to 2.86% for the prior year's nine month period.

     Interest income on interest-earning assets increased $23.2 million, or 12.6% for the nine months ended September 30, 1999 compared to the prior nine month period primarily due to the increased volume of loans receivable. The Bank's average balance of loans receivable increased $669.8 million during the current period, while the average yield on loans receivable decreased 38 basis points, resulting in a $27.6 million increase in interest income attributable to loans receivable. The decrease in average yield is primarily due to lower interest rates through most of 1998 and into calendar 1999, heavy prepayments of higher rate fixed-rate and ARM loans during the same period and a change in the mix of loan originations over the last six months to lower yielding adjustable rate loans. The $3.8 million decrease in interest income on mortgage-backed securities is due to a $68.9 million decrease in average balance primarily due to higher prepayments, and the impact of the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries. Interest income on investment securities increased $1.7 million to $11.8 million for the nine months ended September 30, 1999, due to the increase of $45.4 million in the average balance, offset by a decrease in the average yield of 21 basis points.

     Interest expense on interest-bearing liabilities increased $8.8 million, or 7.8% for the nine months ended September 30, 1999 compared to the prior year period. Interest expense on savings deposits increased $1.5 million, primarily due to an increase in the average deposits of $301.4 million offset by a 43 basis point decrease in average cost. Interest expense on borrowed funds increased $7.3 million, due primarily to a $252.1 million increase in the average balance of borrowed funds offset by a 55 basis point decrease in average cost. The Bank has primarily been utilizing fixed-rate FHLB of Chicago advances to fund its increase in loans receivable. The decrease in the average cost is primarily due to the maturities of higher-cost advances and the reduction in CMO bonds payable with an average cost of 9.46% due to the sale of the Bank's 100% beneficial interest in its two special-purpose finance subsidiaries and the early redemption of the Company's 8.32% subordinated capital notes in November 1998.

     Provision for loan losses - The Bank provided $800,000 for possible loan losses for the nine months ended September 30, 1999 compared to $600,000 for the nine months ended September 30, 1998. Net charge-offs were $558,000 for the current nine month period compared to $267,000 for the prior nine month period. At September 30, 1999, the Bank's allowance for loan losses was $17.0 million, which was .46% of total loans receivable, compared to .52% at December 31, 1998. The ratio of allowance for loan losses to non-performing loans was 124.54% at September 30, 1999 compared to 119.37% at December 31, 1998, and 139.17% at September 30, 1998.

     Non-interest income - Non-interest income increased $6.4 million to $25.7 million for the nine months ended September 30, 1999, compared to $19.3 million for the nine months ended September 30, 1998.

     Gain on sale of loans receivable and mortgage-backed securities were a combined $2.3 million for the nine months ended September 30, 1999, essentially unchanged from the amount recorded in the prior year period. Loan sales were $291.2 million during the current period compared to $301.9 million in the prior nine-month period. During the current nine-month period, the Bank swapped and sold $61.1 million of loan originations compared to $17.4 million in the prior nine-month period.

     During the current nine months, the Company recognized gains on the sale of investment securities of $1.0 million, compared to $606,000 for the previous nine-month period. The gains are primarily from the sale of U.S. Agency securities and to a lesser extent, marketable equity securities.

     Income from real estate operations was $7.0 million for the nine months ended September 30, 1999, compared to income of $3.9 million for the nine months ended September 30, 1998, an increase of $3.2 million, or 82.0%.

                                    Nine Months Ended September 30,
                                    --------------------------------
                                         1999              1998
                                    --------------    --------------
                                    # of    Income    # of    Income
                                    Lots    (Loss)    Lots    (Loss)
                                    ----    ------    ----    ------
                                         (dollars in thousands)
     Woodbridge                        -    $5,163      14    $  138
     Tallgrass of Naperville         151     1,075       -         -
     Harmony Grove                     7       381     170     2,576
     Reigate Woods                     8       375      13       666
     Creekside of Remington           42       172      11        23
     Fields of Ambria                  -         -       6      (111)
     Clow Creek Farm                   -         -       6       260
     Ashbury                           -      (150)      -       297
     Woods of Rivermist                -         -       2         5
                                     ---    ------     ---    ------
                                     208    $7,016     222    $3,854
                                     ===    ======     ===    ======

     The Company sold 151 lot sales in Tallgrass of Naperville during the nine months ended September 30, 1999. In addition, the Company held a pre-sale for 314 lots in Unit 2 of the project in August 1999. All lots offered were sold, with closings expected to commence in the fourth quarter. The large decrease in Harmony Grove lot sales is due to the completion of the project during the current nine-month period. The 85-lot Reigate Woods subdivision had eight sales during the current nine months. A total of 13 homesites remain unsold, with two homesites under contract at September 30, 1999. The Company entered into a sale agreement with a third party for the remaining 117 lots of the Creekside subdivision. In April, 1999, 42 lots were sold. A second sale to this third party for the remaining 75 lots is scheduled to close in April 2000 at a nominal profit to the Company.

     The Woodbridge project consists of a 48-acre commercial parcel. During the nine months ended September 30, 1999, the Company sold parcels at a pre-tax profit of $5.2 million and the remaining four parcels are under contract with closings expected over the next six months.

     Loan servicing fee income increased $1.4 million to $1.8 million for the nine months ended September 30, 1999. Loan servicing fee income includes $540,000 in recoveries of mortgage servicing impairment writedowns. The prior nine month period includes $740,000 of impairment writedowns. The average balance of loans serviced for others increased 11.6% to $1.13 billion for the current nine-month period, compared to $1.01 billion in the prior nine-month period. Amortization of purchased loan servicing rights totaled $981,000 for the current nine-month period, compared to $872,000 for the prior nine-month period.

     Deposit account service charges increased $1.3 million or 20.4% to $7.4 million for the nine months ended September 30, 1999, due to an increase in the number of checking accounts and related fees. Brokerage commissions decreased $215,000 or 10.0% for the nine months ended September 30, 1999 compared to the prior year period due to attrition of personnel and movement of personnel between offices earlier in the year which hampered sales efforts.

     Other non-interest income increased $546,000 or 14.6% to $4.3 million for the nine months ended September 30, 1999 primarily due to the recording of higher income from a bank-owned life insurance investment made in July 1998, reflecting the increased cash surrender value of the underlying policies.

     Non-interest expense - Non-interest expense for the nine months ended September 30, 1999 increased $5.7 million or 12.8% to $49.9 million compared to $44.3 million for the nine months ended September 30, 1998.

     Compensation and benefits increased $2.3 million, or 8.7% for the nine months ended September 30, 1999, to $28.3 million, primarily due to normal salary increases and increased staffing resulting from the acquisition of Westco.

     Occupancy expense increased $399,000, or 7.9% to $5.4 million for the nine months ended September 30, 1999, primarily due to the acquisition of Westco and opening of a new branch and drive-up facility.

     Advertising and promotion expense increased $602,000 for the nine months ended September 30, 1999 compared to the prior year. During the current period, the Company initiated a radio-based marketing campaign designed to enhance the Company's brand awareness.

     Amortization of intangibles increased $1.1 million to $2.9 million for the nine months ended September 30, 1999 due to the purchase of Westco.

     Income taxes - For the nine months ended September 30, 1999, income tax expense totaled $23.9 million, or an effective income tax rate of 38.8%, compared to $18.0 million, or an effective income tax rate of 38.4%, for the nine months ended September 30, 1998. Despite the increase in the effective tax rate compared to the prior year, the implementation of the structure discussed above resulted in tax savings for the current nine-month period as the effective income tax rate reported for the six months ended June 30, 1999 was 39.5%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     A comprehensive qualitative and quantatative analysis regarding market risk is disclosed in the Company's June 30, 1999 Form 10-Q. There has been no material changes in the assumptions used or results obtained regarding market risk since June 30, 1999.

Part II  -  Other Information
-----------------------------

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                   Exhibit No.:

                   10. MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement

                   11.  Statement re:  Computation of per share earnings

                                                                               Three Months Ended     Nine Months Ended
                                                                               September 30, 1999     September 30, 1999
                                                                              ---------------------  --------------------

                    Net income                                                           $12,876,000           $37,794,000
                                                                                         ===========           ===========

                    Weighted average common shares outstanding                            24,196,070            24,324,046
                                                                                         ===========           ===========

                    Basic earnings per share                                             $       .53           $      1.55
                                                                                         ===========           ===========

                    Weighted average common shares outstanding                            24,196,070            24,324,046

                    Common stock equivalents due to dilutive
                    effect of stock options                                                  617,358               719,093
                                                                                         -----------           -----------
                    Total weighted average common shares and
                    equivalents outstanding for diluted computation                       24,813,428            25,043,139
                                                                                         ===========           ===========

                    Diluted earnings per share                                           $       .52           $      1.51
                                                                                         ===========           ===========

                    27.  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              On July 27, 1999, MAF Bancorp, Inc. filed the announcement of its 1999 second quarter earnings results.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MAF Bancorp. Inc.
                                              -----------------
                                              (Registrant)



Date:  November 12, 1999             By:  /s/  Allen H. Koranda
       ------------------                 ---------------------
                                               Allen H. Koranda
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Duly Authorized Officer)



Date:  November 12, 1999             By:  /s/  Jerry A. Weberling
       -----------------                  -----------------------
                                               Jerry A. Weberling
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer)