Form 10-K405
period 1999-12-31
MAF BANCORP INC
filed 2000-03-21
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               Annual report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the year ended December 31, 1999

                        Commission file number 0-18121

                                ---------------

                               MAF Bancorp, Inc.

                 Delaware                          36-3664868
         (State of incorporation)       (IRS Employer identification No.)

      55th Street & Holmes Avenue, Clarendon Hills, Illinois   60514-1500
                        Telephone Number (630) 325-7300

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           ------

Based upon the closing price of the registrant's common stock as of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $323,962,659.*

The number of shares of Common Stock outstanding as of March 1, 2000: 23,660,162

--------------------------------------------------------------------------------

                      Documents Incorporated by Reference

PART III -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000 are incorporated by reference into
Part III hereof.

------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are shares held by various employee benefit plans where trustees are (i) directors or executive officers of the registrant or (ii) required to vote a portion of unallocated shares at the direction of employees.

================================================================================

                                    PART I

Item 1.  Business

General

     MAF Bancorp, Inc. ("Company"), was incorporated under the laws of the state of Delaware in 1989. The Company is a registered savings and loan holding company primarily engaged in the consumer banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank") and, to a lesser extent, in the residential real estate development business.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 25 retail banking offices. The Bank's market area is generally comprised of the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through two wholly-owned subsidiaries, MAF Developments, Inc. ("MAF Developments") and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in real estate development activities, primarily residential development. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, and Mid America Investment Services, Inc. ("Mid America Investments"), which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer. Mid America Investments was formerly known as Mid America Development Services, Inc.

     For financial information regarding the Company's two separate lines of business (consumer banking and land development), see "Note 21. Segment Information" to the audited consolidated financial statements of the Company included in "Item 8. Financial Statements and Supplementary Data."

     On December 31, 1998, the Company successfully completed its acquisition of Westco Bancorp, Inc. ("Westco"), and its Bank subsidiary, First Federal Savings and Loan of Westchester ("Westchester"). The Company acquired $245.2 million in loans, $259.5 million in deposits, and a full service branch along with a satellite drive-up facility. On May 30, 1996, the Company acquired N.S. Bancorp, Inc. ("Northwestern"), and its Bank subsidiary, Northwestern Savings Bank. At acquisition, Northwestern had $749.7 million in loans, which were primarily one- to four family residential mortgage loans, and $872.0 million in deposits, which were serviced from six branch locations. All but one of the branches are in markets which the Bank did not service in the past.

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

     The Company's executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514-1500. The telephone number is
(630) 325-7300.

Market Data

     Based on total assets at December 31, 1999, the Bank is one of the largest financial institutions headquartered in the Chicago metropolitan area, with its home office located in Clarendon Hills, Illinois in the southeastern portion of DuPage County. Through its network of 25 retail banking offices, the Bank serves the residential communities of western Cook County, northern Will County, eastern Kane County and DuPage County, as well as the northwest side of the City of Chicago.

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

Regulatory Environment

     The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Bank can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Bank and its operations. See "Regulation and Supervision - Federal Savings Institution Regulation" for more information.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This report, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, unexpected changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of wholesale borrowings, delays in completing the pending branch acquisition, competition, demand for financial services in the Company's market area, the possible short-term dilutive effect of potential acquisitions, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Executive Officers of the Registrant

  The following executive officers were employed by the Company and the Bank as of January 1, 2000.


        Name                 Age                   Position(s) Held
        ----                 ---                   ----------------

Allen H. Koranda              53    Chairman of the Board and Chief Executive
                                    Officer of the Company and the Bank

Kenneth Koranda               50    President and Director of the Company and
                                    the Bank

David C. Burba                52    Executive Vice President and Director of
                                    the Company and the Bank

Jerry A. Weberling            48    Executive Vice President, Chief Financial
                                    Officer and Director of the Company and
                                    the Bank

Gerard J. Buccino             38    Senior Vice President and Controller of
                                    the Company and the Bank

William Haider                48    Senior Vice President of the Company and
                                    the Bank; President of Mid America
                                    Investments, NW Financial and
                                    MAF Developments

Michael J. Janssen            40    Senior Vice President of the Company and
                                    the Bank

David W. Kohlsaat             45    Senior Vice President of the Company and
                                    the Bank

Thomas Miers                  48    Senior Vice President of the Company and
                                    the Bank

Kenneth Rusdal                58    Senior Vice President of the Company and
                                    the Bank

Sharon Wheeler                47    Senior Vice President of the Company and
                                    the Bank

Gail Brzostek                 51    First Vice President of the Bank

Alan W. Schatz                41    First Vice President of the Bank

Diane Stutte                  51    First Vice President of the Bank

Carolyn Pihera                57    Vice President and Corporate Secretary of
                                    the Company and the Bank

Biographical Information

     Set forth below is certain information with respect to executive officers of the Company and the Bank. Unless otherwise indicated, the principle occupation listed for each person below has been their principal occupation for the past five years.

     Allen H. Koranda has been Chairman of the Board and Chief Executive Officer of the Company since August, 1989, and of the Bank since May, 1984. He joined the Bank in 1972. He is also Senior Vice President and a director of Mid America Investments. Mr. Koranda holds Bachelor of Arts and Juris Doctor degrees from Northwestern University. Mr. Koranda is the brother of Kenneth Koranda.

     Kenneth Koranda has been President of the Company since August, 1989, and of the Bank since July 1984. He joined the Bank in 1972. He is also Chairman of Mid America Investments. Mr. Koranda holds a Bachelor of Arts degree from Stanford University and a Juris Doctor degree from Northwestern University. Mr. Koranda is the brother of Allen Koranda.

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

     William Haider has been Senior Vice President of the Company and the Bank since July 1996. Prior to that he was Vice President of the Company since April 1993 and of the Bank since 1987. He is President of MAF Developments, and NW Financial, managing the real estate development activities of the Company.
Mr. Haider holds a Bachelor of Science degree from Southern Illinois
University. He joined the Bank in 1984.

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

     Kenneth Rusdal has been Senior Vice President of the Company since
April 1993 and Senior Vice President - Operations and Information Systems since January 1992. Prior to that he was Senior Vice President-Information Systems from 1987 through 1991. He also served as Vice President of Software Development for FISERV, Inc., where he was employed from 1983 to 1987.

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

  Employees

  The Bank employs a total of 947 full time equivalent employees as of December 31, 1999. Management considers its relationship with its employees to be excellent.

Item 2. Properties

  The Company's business is conducted through 25 retail banking offices, including the Company's executive office location in Clarendon Hills, Illinois, and a 30,000 square foot loan processing and servicing center located in Naperville, Illinois, which the Bank leases. The Bank has its own data processing equipment. The data processing equipment primarily consists of mainframe hardware, network servers, personal computers and ATMs. At
December 31, 1999, the data processing equipment owned has a net book value of $2.9 million.

     The following table sets forth information regarding the executive office and the Bank's 25 branches. At December 31, 1999, the net book value of premises and related equipment was $42.5 million.

                                                                                                              Net Book Value
                                                 Date Leased            Date Lease         % of Total          December 31,
            Location                             or Acquired              Expires           Deposits               1999
            --------                             ------------          -------------       -----------        --------------
                                                                            (Dollars in thousands)
  Executive and Home Office
  55th Street and Holmes Avenue
  Clarendon Hills, Illinois                        1975/1986                owned                8.23%               $ 4,478

  Branches

  Chicago, Illinois
  2300 North Western Avenue                          1996                   owned                4.75                  1,612
  3844 West Belmont Avenue                           1996                   owned               10.31                    370
  6333 North Milwaukee Avenue                        1996                    2001                4.79                      2
  5075 South Archer Avenue                           1996                   owned                8.07                  1,260

  Norridge, Illinois
  4100 North Harlem Avenue                           1996                    2000                 .54                      3
  4350 North Harlem Avenue                           1997                   owned(1)             5.71                  2,277
  6401 North Harlem Avenue                           1999                    2004                1.06                     --

  Cicero, Illinois
  5900/5847 West Cermak Road                      1939/1978                 owned               10.53                  1,477
  4830 West Cermak Road                              1970                   owned                1.53                    446

  Berwyn, Illinois
  6620 West Ogden Avenue                             1996                   owned                 .85                  1,188
  6650 West Cermak Road                              1996                   owned                3.07                    399

  Riverside, Illinois
  40 East Burlington                                 1977                   owned                3.74                    838

  LaGrange Park, Illinois
  1921 East 31st Street                              1981                   owned                3.72                  1,124

  Broadview, Illinois
  800 Broadview Village Square                       1997                    2012                 .10                    188

  Western Springs, Illinois
  40 West 47th Street                                1978                   owned                3.09                    786

  Downers Grove, Illinois
  7351 South Lemont Road                             1997                   owned(2)              .66                    771

  Naperville, Illinois
  1001 South Washington                              1974                   owned                6.61                  1,915
  9 East Ogden Avenue                                1982                   owned                1.80                  1,192
  1308 South Naper Boulevard                         1987                   owned                2.81                  1,432
  3135 Book Road                                     1997                   owned                1.41                  1,746

  Westchester, Illinois
  2121 South Mannheim Road                           1998                   owned                9.26                  1,463

  Wheaton, Illinois
  250 East Roosevelt Road                            1977                   owned                3.14                    823
  161 Danada Square East                             1988                    2008                1.56                    240

  St. Charles, Illinois
  2600 East Main Street                              1979                   owned                2.66                  2,013

  Other fixed assets                                                                               --                 14,446
                                                                                               ------               --------
    Total                                                                                      100.00%              $ 42,489
                                                                                               ======               ========

-------------
(1)  Land lease expires in 2006
(2)  Land lease expires in 2007.

Item 3.  Legal Proceedings

     As of December 31, 1999, there are no outstanding legal proceedings against the Company. There are various actions pending against the Bank but, in the opinion of management, the probable liability resulting from these suits is unlikely, individually or in the aggregate, to have a material effect on the Bank's or the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholders
         Matters

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "MAFB." As of March 1, 2000, the Company had 2,067 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.


                              December 31, 1999                                        December 31, 1998
                  ---------------------------------------------            -----------------------------------------
                   High         Low         Close      Dividend            High        Low       Close      Dividend
                  ------      --------     -------     --------            -----     -------    -------     --------
First Quarter     $27.50         21.75       22.25        .07              26.33       21.67      25.38       .047
Second Quarter     25.13         21.50       24.25        .09              29.25       23.88      24.25       .070
Third Quarter      24.31         18.88       19.88        .09              25.00       18.75      23.50       .070
Fourth Quarter     23.69         19.88       20.94        .09              26.94       19.13      26.50       .070

  The Company declared $0.34 per share in dividends during the year ended December 31, 1999, and $0.257 per share in dividends for the year ended
December 31, 1998. The Company's ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various regulatory restrictions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Supervision - Federal Savings Institution Regulation - Limitation on Capital Distributions."

Item 6.  Selected Financial Data

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."

                                                                              December 31,
                                                  ------------------------------------------------------------        June 30,
                                                      1999              1998           1997            1996             1996
                                                  -----------       ----------       ---------      ----------       ---------
                                                                     (Dollars in thousands, except per share data)
Selected Financial Data:
 Total assets                                      $4,658,065        4,121,087       3,457,664       3,230,341       3,117,149
 Loans receivable, net                              3,884,569        3,319,076       2,707,127       2,430,113       2,293,399
 Mortgage-backed securities                           133,954          183,603         283,008         359,587         418,102
 Interest-bearing deposits                             51,306           24,564          57,197          55,285          37,496
 Federal funds sold                                    35,013           79,140          50,000          24,700           5,700
 Investment securities                                281,129          260,945         177,803         171,818         171,251
 Real estate held for development or sale              15,889           25,134          31,197          28,112          26,620
 Deposits                                           2,699,242        2,656,872       2,337,013       2,262,226       2,254,100
 Borrowed funds                                     1,526,363        1,034,500         770,013         632,897         537,696
 Subordinated capital notes, net                           --               --          26,779          26,709          26,676
 Stockholders' equity                                 352,921          344,996         263,411         250,625         242,226
 Book value per share                                   14.76            13.81           11.70           10.62           10.41
 Tangible book value per share(1)                       12.20            11.32           10.31            9.16            8.88


                                                             Year Ended December 31,              Six Months Ended   Year Ended
                                                   -------------------------------------------       December 31,      June 30,
                                                      1999              1998           1997             1996             1996
                                                   ----------        ---------       ---------       ---------        ----------
                                                                         (Dollars in thousands, except per share data)
Selected Operating Data:
Interest income                                    $  285,092        247,263         238,987           112,827           143,095
Interest expense                                      168,401        150,575         145,216            68,631            93,221
                                                   ----------        -------         -------           -------           -------
 Net interest income                                  116,691         96,688          93,771            44,196            49,874
Provision for loan losses                               1,100            800           1,150               700               700
                                                   ----------        -------         -------           -------           -------
 Net interest income after provision
  for loan losses                                     115,591         95,888          92,621            43,496            49,174
Non-interest income:
 Gain (loss) on sale of loans receivable
  and mortgage-backed securities                        2,583          3,204             432               (32)              198
 Gain on sale of investment securities                  1,776            816             404               251               188
 Income from real estate operations                     9,630          4,517           6,876             4,133             4,786
 Deposit account service charges                       10,200          8,626           7,217             3,219             4,894
 Loan servicing fee income                              1,761          1,400           2,278             1,249             2,394
 Recovery (impairment) of mortgage
  servicing rights                                        900         (1,269)             --                --                --
 Other                                                  7,994          8,256           5,438             3,139             4,640
                                                   ----------        -------         -------           -------           -------
   Total non-interest income                           34,844         25,550          22,645            11,959            17,100
 Non-interest expense:
  Compensation and benefits                            37,845         34,494          30,472            14,503            21,209
  Office occupancy and equipment                        7,274          6,645           6,203             2,652             3,774
  Federal deposit insurance premiums                    1,585          1,438           1,468             2,338             3,255
  Special SAIF assessment                                  --             --              --            14,216                --
  Other                                                20,976         16,366          16,468             7,369             9,548
                                                   ----------        -------         -------           -------           -------
   Total non-interest expense                          67,680         58,943          54,611            41,078            37,786
                                                   ----------        -------         -------           -------           -------
   Income before income taxes
    and extraordinary items                            82,755         62,495          60,655            14,377            28,488
Income taxes                                           31,210         23,793          22,707             5,602            10,805
                                                   ----------        -------         -------           -------           -------
   Income before extraordinary items                   51,545         38,702          37,948             8,775            17,683
Extraordinary items(2)                                     --           (456)             --                --              (474)
                                                   ----------        -------         -------           -------           -------
   Net income                                      $   51,545         38,246          37,948             8,775            17,209
                                                   ==========        =======         =======           =======           =======
 Basic earnings per share                          $     2.13           1.70            1.64               .37              1.31
                                                   ==========        =======         =======           =======           =======
 Diluted earnings per share                        $     2.07           1.65            1.59               .36              1.23
                                                   ==========        =======         =======           =======           =======


                                                              Year Ended December 31,            Six Months Ended    Year Ended
                                                   -------------------------------------------     December 31,       June 30,
                                                      1999              1998           1997           1996(3)           1996
                                                   ----------        ---------       ---------       ---------       ----------
                                                                     (Dollars in thousands, except per share data)
Selected Financial Ratios and
 Other Data:
Return on average assets                                 1.20%            1.07%           1.14%           1.11%(4)         .85%
Return on average equity                                14.98            13.87           14.69           14.18 (4)       14.21
Average stockholders' equity
 to average assets                                       8.03             7.73            7.79            7.80            6.00
Stockholders' equity to total assets                     7.58             8.37            7.62            7.76            7.77
Tangible and core capital to
 total assets (Bank only)                                6.32             6.67            6.88            6.96            7.02
Risk-based capital ratio (Bank only)                    12.32            13.42           14.34           15.05           15.36
Interest rate spread during period                       2.52             2.47            2.62            2.64            2.24
Net yield on average interest-earning assets             2.88             2.85            2.98            2.96            2.62
Average interest-earning assets to average
 interest-bearing liabilities                          108.56           108.62          107.99          107.98          107.83
Non-interest expense to average assets                   1.58             1.65            1.65            1.70 (4)        1.87
Non-interest expense to average assets
 and average loans serviced for others                   1.25             1.28            1.26            1.27 (4)        1.27
Efficiency ratio                                        45.19            48.54           47.07           47.79 (4)       56.58
Ratio of earnings to fixed charges:
 Including interest on deposits                          1.48x            1.41x           1.41x           1.41x (4)       1.30x
 Excluding interest on deposits                          2.18x            2.11x           2.26x           2.35x (4)       1.93x
Non-performing loans to total loans                       .40%             .43             .39             .55             .56
Non-performing assets to total assets                     .50              .54             .32             .46             .44
Cumulative one-year gap                                (11.47)           (4.23)           (.80)           7.50            5.22
Number of deposit accounts                            314,396          305,411         275,055         259,041         255,960
Mortgage loans serviced for others                 $1,226,874        1,065,126         997,204       1,045,740       1,040,260
Loan originations                                   1,711,337        1,754,009       1,091,824         469,452         989,753
Full-service customer service facilities                   25               24              22              20              20

Stock Price and Dividend Information:
High                                               $    27.50            29.25           24.46           15.67           12.00
Low                                                     18.88            18.75           14.78            9.89            9.19
Close                                                   20.94            26.50           23.58           15.45           10.89

Cash dividends declared per share                         .34             .257            .180             .08            .142
Dividend payout ratio                                   15.96%           15.12%          10.98%          21.62%          10.84%

-------------
(1) In computing tangible book value per share, the Company excludes goodwill and core deposit intangible assets from stockholders' equity.

(2) The extraordinary items in the years ended December 31, 1998 and June 30, 1996 represent charges for the early extinguishment of debt, net of tax benefits.

(3) Ratios for the six months ended December 31, 1996 are annualized.

(4) Excludes the effect of the special SAIF assessment of $14.2 million ($8.7 million after tax) for the six months ended December 31, 1996. Including the impact of the special SAIF assessment, the Company's actual ratios were as follows: Return on average assets of .56%; Return on average equity of 7.12%; Non-interest expense to average assets of 2.60%; Non-interest expense to average assets and average loans serviced for others of 1.95%; Efficiency ratio of 73.09%; Ratio of earnings to fixed charges including interest on deposits of 1.20x; and Ratio of earnings to fixed charges excluding interest on deposits of 1.67x.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

     Net income for the Company was $51.5 million, or $2.07 per diluted share ($2.13 per basic share) for the year ended December 31, 1999, an increase of 25% over the prior year. Net income in 1998 of $38.2 million, or $1.65 per diluted share ($1.70 per basic share) includes a $456,000, or $.02 per share extraordinary charge for the early extinguishment of the Company's $27.6 million of 8.32% subordinated capital notes. Net income was $37.9 million, or $1.59 per diluted share ($1.64 per basic share) for the year ended December 31, 1997.

     During 1999, the Company witnessed a period of rapidly rising interest rates over the course of the year, with the 10-Year Treasury bond rising nearly 150 basis points and the six-month Treasury bill rising approximately 110 basis points. The Company met the challenging interest rate environment with continued positive results in its core banking operations.

     . The Bank originated $1.7 billion in mortgage loans in 1999, as compared to record originations in 1998 of $1.8 billion. Additionally, the Bank increased loans receivable by 17.0%

     . Deposit account service charges, mainly earned from checking accounts, grew 18.3% to $10.2 million in 1999 due to continued success from the Bank's direct mail strategy and further growth in its debit card program.

     . Income from real estate operations increased $5.1 million, or 113.2%, to $9.6 million in 1999 compared to $4.5 million in 1998 primarily due to $5.2 million of gains on the sale of three commercial parcels and strong lot sales in Tallgrass, the Company's newest residential project.

     . The Company's efficiency ratio improved to 45.19% in 1999, compared in 48.54% in 1998. In addition, the Company's 1999 non-interest expense to average assets ratio of 1.58% declined slightly compared to 1.65% in 1998.

Acquisitions and Expansion Activity

     On September 10, 1999, the Bank purchased a branch office from the Northern Trust Company, with approximately $22.2 million of deposits. The Company received primarily cash in the transaction. The transaction was recorded as a purchase, and generated goodwill and a core deposit premium totaling $3.1 million. The Company also assumed the lease for the branch.

     On December 31, 1998, the Company completed its acquisition of Westco Bancorp for stock totaling approximately $90.0 million. The Company issued 3.3 million shares in the acquisition. The transaction was accounted for as a purchase. The Company valued the assets and liabilities of Westco at fair value, and created goodwill and core deposit intangible assets aggregating $33.3 million as a result of the transaction.

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

     Subsequent to December 31, 1999, the Company announced that it had entered into an agreement to purchase two branches (Burbank and Tinley Park, Illinois) of M&I Bank, FSB, Milwaukee, WI. The branch acquisition will expand the Company's banking franchise into the southwest side of Chicago, a market the Company has targeted for future growth. The transaction, which is expected to close in the second quarter of 2000, involves approximately $90.0 million of deposits and the related branch buildings. Based on the estimated 12.9% deposit premium, the Company expects to pay approximately $11.6 million. The Company expects the transaction to be neutral to reported earnings per share in the first year of operations

     As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the market it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and many times at a premium to current market value. As such, management anticipates that acquisitions made by the Company may include some book value per share dilution and earnings per share dilution depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Net Interest Income

     Net interest income is the principal source of earnings for the Company, and consists of interest income on loans receivable and mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income fluctuates due to a variety of reasons, most notably due to the size of the balance sheet, changes in interest rates, and to a lesser extent asset quality. The Company seeks to increase net interest income without materially mismatching maturities of the interest-earning assets it invests in compared to the interest-bearing liabilities that fund such investments.

     Net interest income before the provision for loan losses was $116.7 million in 1999, $96.7 million in 1998 and $93.8 million in 1997. The net interest margin (net interest income divided by average interest-earning assets) for the same periods were 2.88%, 2.85%, and 2.98%, respectively.

     The past twelve months has continued to be a volatile period for U.S. Treasury rates. While 1998 was primarily a year of rapidly falling interest rates across the entire U.S. Treasury yield curve, as well as a period of flattening of the Treasury yield curve, 1999 was nearly the opposite. Rapidly rising interest rates were experienced throughout the year. Although some positive slope was added back to the yield curve, the yield curve remained relatively flat compared to recent history.

     Borrowers generally favor long-term fixed-rate mortgage loans in falling interest rate environments and adjustable-rate mortgage loans in a period of rising interest rates. In addition, periods of rising interest rates normally curtail overall loan origination activity, as the demand for refinancing transactions declines, and new home purchase activity slows. In 1999, despite the rapid increase in interest rates, the Bank was able to originate nearly equal the record loan volume produced in 1998, albeit with a bias toward adjustable-rate products. Loan production in 1999 was 43.5% adjustable-rate, compared to 24.1% in 1998. The strong origination levels in 1999 are attributable to expansion of the Bank's loan officer staff, as well as a continued strong housing market in the Midwest.

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


                                              Year Ended                     Year Ended                    Year Ended
                                     December 31, 1999 vs. 1998      December 31, 1998 vs. 1997     December 31, 1997 vs. 1996
                                    -----------------------------  ------------------------------  -----------------------------
                                                    Due To                         Due To                          Due To
                                      Total   -------------------   Total   ---------------------   Total   --------------------
                                     Change    Volume     Rate     Change     Volume       Rate    Change     Volume      Rate
                                    --------  --------  ---------  -------  -----------  --------  -------  -----------  -------
                                                                         (In thousands)
Interest-earning assets:
Loans receivable                   $ 41,072    50,259     (9,187)  13,550       22,083    (8,533)  44,935       43,941      994
Mortgage-backed securities           (4,542)   (4,029)      (513)  (8,131)      (6,660)   (1,471)    (427)      (1,614)   1,187
Investment securities                 2,943     2,951         (8)   2,982        4,231    (1,249)   1,870        1,211      659
Interest-bearing deposits              (437)     (358)       (79)  (2,191)      (2,656)      465    1,637        1,890     (253)
Federal funds sold                   (1,215)   (1,227)        12    1,952        1,591       361    1,900        1,949      (49)
                                   --------    ------    -------   ------       ------   -------   ------       ------   ------
 Total interest income               37,821    47,596     (9,775)   8,162       18,589   (10,427)  49,915       47,377    2,538
                                   --------    ------    -------   ------       ------   -------   ------       ------   ------

Interest-bearing liabilities:
Deposits                              3,877    12,380     (8,503)  (2,793)       1,294    (4,087)  17,740       17,855     (115)
Borrowed funds                       13,949    17,955     (4,006)   8,152       11,244    (3,092)  10,246       11,143     (897)
                                   --------    ------    -------   ------       ------   -------   ------       ------   ------
 Total interest expense              17,826    30,335    (12,509)   5,359       12,538    (7,179)  27,986       28,998   (1,012)
                                   --------    ------    -------   ------       ------   -------   ------       ------   ------
Net change                         $ 19,995    17,261      2,734    2,803        6,051    (3,248)  21,929       18,379    3,550
                                   ========    ======    =======   ======       ======   =======   ======       ======   ======


     Interest income on loans receivable increased $41.1 million in 1999 to $253.5 million, while increasing $13.6 million in 1998 and $44.9 million in 1997. The increase in interest income on loans receivable over the last three years is attributable to growth in Bank's loan portfolio through loan originations and acquisitions. The Company's acquisition of Northwestern in 1996 dramatically increased the capital base of the Company, and the Bank's strategy has been to leverage this capital by holding higher levels of loans receivable in portfolio. Average loans receivable increased $702.4 million in 1999, approximately $245.0 million of which is due to the purchase of Westco. The remaining increase in 1999 is primarily due to continued robust loan originations, a greater percentage of which were adjustable-rate loans that were held in portfolio, as well as a slower pace of loan prepayments due to generally rising interest rates. The growth in loans receivable during 1998 was comprised primarily of newly originated fixed-rate loans with associated prepayment penalties throughout the first five years of the loans. During the second quarter of 1999, the Bank ceased adding these prepayment protected fixed-rate loans to its portfolio.

     The average yield on loans receivable has been steadily falling since 1997. The average yield on loans receivable decreased 31 basis points in 1999 to 7.11%, after falling 32 basis points during 1998. The average yield on loans receivable was 7.74% in 1997. Long term interest rates had been steadily falling during 1997 and 1998, but made a dramatic turnaround in 1999, when they increased approximately 150 basis points. Although interest rates increased during 1999, the average yield on loans receivable continued to fall in 1999 due to the heavier mix of hybrid adjustable rate loans with lower initial interest rates and the lower-yielding fixed-rate loans added to the Bank's portfolio during 1997, 1998 and early 1999. The decrease in 1998 was due to an increase in prepayments and modifications of higher yielding loans.

Average Balance Sheets

      The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 1999 includes fees which are considered adjustments to yield.


                                                                                   Year Ended December 31,
                                                            -----------------------------------------------------------------------
                                                                          1999                                   1998
                                                            ---------------------------------      --------------------------------
                                                                                      Average                               Average
                                                                                       Yield/                                Yield/
                                                              Balance    Interest       Cost         Balance    Interest      Cost
                                                            ----------   --------    ---------     ----------   --------   ---------
                                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                                            $3,565,375   253,499       7.11%       $2,862,954    212,427     7.42%
Mortgage-backed securities                                     151,119     9,433       6.24           215,377     13,975     6.49
Investment securities(1)                                       265,011    16,551       6.25           217,757     13,608     6.25
Interest-bearing deposits                                       27,969     1,961       7.01            33,042      2,398     7.26
Federal funds sold                                              51,860     3,796       7.32            68,621      5,011     7.30
                                                            ----------  --------                   ----------    -------
   Total interest-earning assets                             4,061,334   285,240       7.02         3,397,751    247,419     7.28
Non-interest earning assets                                    222,357                                171,764
                                                            ----------                             ----------
   Total assets                                             $4,283,691                             $3,569,515
                                                            ==========                             ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                                     2,553,732    99,665       3.90         2,247,306     95,788     4.26
Borrowed funds and subordinated debt                         1,187,262    68,736       5.79           880,872     54,787     6.22
                                                            ----------  --------                   ----------    -------
Total interest-bearing liabilities                           3,740,994   168,401       4.50         3,128,178    150,575     4.81
Non-interest bearing deposits                                  112,760                                 92,790
Other liabilities                                               85,831                                 72,713
                                                            ----------                             ----------
Total liabilities                                            3,939,585                              3,293,681
Stockholders' equity                                           344,106                                275,834
                                                            ----------                             ----------
Liabilities and stockholders' equity                        $4,283,691                             $3,569,515
                                                            ----------                             ----------
Net interest income/interest rate spread                                $116,839       2.52%                    $ 96,844     2.47%
                                                                        ========       ====                     ========     ====
Net earning assets/net yield on average
    interest-earning assets                                 $  320,340                 2.88%       $  269,573                2.85%
                                                            ==========                 ====        ==========                ====
Ratio of interest-earning assets to
  interest-bearing liabilities                                 108.56%                                 108.62%
                                                               =======                                 ======


                                                                 Year Ended December 31,
                                                      ------------------------------------------               At December 31,
                                                                          1997                                      1999
                                                      ------------------------------------------            ---------------------
                                                                                         Average
                                                                                          Yield/                           Yield/
                                                       Balance         Interest            Cost              Balance        Cost
                                                      ---------        --------          --------           ---------     --------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                                     $2,568,736         198,877             7.74%            $3,901,845      7.18%
Mortgage-backed securities                              316,617          22,106             6.98                133,954      6.53
Investment securities(1)                                151,640          10,626             7.01                281,129      6.74
Interest-bearing deposits                                70,297           4,589             6.53                 51,306      5.24
Federal funds sold                                       46,427           3,059             6.59                 35,013      5.27
                                                     ----------        --------                              ----------
   Total interest-earning assets                      3,153,717         239,257             7.59              4,403,247      7.09
Non-interest earning assets                             162,947                                                 254,818
                                                     ----------                                              ----------
   Total assets                                      $3,316,664                                              $4,658,065
                                                     ==========                                              ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                              2,217,908          98,581             4.44              2,581,321     4.02
Borrowed funds and subordinated debt                    702,451          46,635             6.64              1,526,363     5.98
                                                     ----------        --------                              ----------
Total interest-bearing liabilities                    2,920,359         145,216             4.97              4,107,684     4.75
Non-interest bearing deposits                            73,109                                                 117,921
Other liabilities                                        64,838                                                  79,539
                                                     ----------                                             -----------
Total liabilities                                     3,058,306                                               4,305,144
Stockholders' equity                                    258,358                                                 352,921
                                                     ----------                                              ----------
Liabilities and stockholders' equity                 $3,316,664                                              $4,658,065
                                                     ==========                                              ==========
Net interest income/interest rate spread                               $ 94,041             2.62%                           2.35%
                                                                       ========             =====                           =====
Net earning assets/net yield on average
    interest-earning assets                          $  233,358                             2.98%            $  295,563      N/A
                                                     ==========                             ====             ==========
Ratio of interest-earning assets to
  interest-bearing liabilities                           107.99%                                                 107.20%

--------------

(1) Includes average balances of $57.7 million, $39.4 million, and $28.9 million stock in Federal Home Loan Bank of Chicago for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the Bank owned $75.0 million of FHLB stock. Income on a tax equivalent basis is computed assuming an effective tax rate of 40.0%.

     Interest income from mortgage-backed securities decreased $4.5 million in 1999 to $9.4 million, while decreasing $8.1 million in 1998, and $427,000 in 1997. Due to the ability to originate mortgage loans for its own portfolio, the Bank has reduced its holdings of mortgage-backed securities generally through normal amortization and prepayments. Average mortgage-backed securities were $151.1 million in 1999. Average mortgage-backed securities decreased $64.3 million during 1999, and $101.2 million during 1998.

     Interest income from investment securities increased $3.0 million in 1999 to $16.4 million, while increasing $3.1 million in 1998 and $1.9 million in 1997. The average balance of investment securities has been steadily rising over the past two years, from $151.6 million in 1997 to $265.0 million in 1999. The increase has been primarily in various fixed and adjustable-rate asset backed securities that offer the Bank a suitable yield with a fairly predictable average life. The average yield on investment securities remained relatively steady in 1999, after falling 76 basis points in 1998. The decline in yield during 1998 was primarily due to newer investment security purchases carrying lower interest rates due to falling U.S. Treasury rates.

     The average cost of deposits has steadily fallen over the past three years. In 1999, average deposits increased $306.4 million, primarily due to the acquisition of Westco. The average cost of deposits decreased 36 basis points due to lower repricing on certificate of deposit accounts and increased checking balances that carry little or no interest rate. Upward repricing on certificates of deposit accounts began during the latter half of 1999 and will likely lead to an increase in the Bank's cost of deposits into 2000. The average balance of deposits in 1998 was relatively unchanged compared to 1997, while the average cost decreased 18 basis points due primarily to falling interest rates and a reduction in the passbook rate of interest.

     Interest expense on borrowed funds increased $13.9 million to $68.7 million in 1999, while increasing $8.2 million in 1998, compared to 1997. Average borrowings increased $306.4 million in 1999 and $178.4 million in 1998, in conjunction with the Bank increasing its loans receivable portfolio. Due to the lack of deposit inflows, except for deposits obtained in acquisitions, this growth has been funded almost primarily with FHLB of Chicago advances. The Bank's advance portfolio is almost an entirely fixed-rate portfolio, some of which are callable at par by the FHLB of Chicago at their discretion. The average cost of borrowings decreased 43 basis points in 1999, due primarily to maturing higher rate fixed-rate advances replaced by lower cost borrowings during the first half of 1999. The cost of new borrowings in the latter half of 1999 and beyond have been and are likely to continue to be higher than the average cost on borrowings outstanding due to the rapid rise in interest rates. In 1998, the average cost of borrowings decreased 42 basis points due to the downward repricing of maturing advances, and the use of callable borrowings to fund long-term fixed-rate loan originations held for investment. These callable advances carry a lower interest rate than non-callable borrowings in return for the option for the issuer to call the borrowings prior to final maturity.

     Recent increases in U. S. Treasury rates and flattening of the yield curve, as well as expected additional Federal Reserve Board interest rate increases, is expected to have a negative impact on the Bank's net interest margin in 2000. In addition, competition for deposits has increased, as retail deposits have become a cheaper funding source than wholesale borrowings. The Bank is currently holding for portfolio adjustable-rate loans originations that tend to reduce interest rate risk exposure but carry lower interest rates. The net interest margin will also be pressured by the expected repricing of maturing certificates of deposits and refinancing of maturing and called FHLB advances at higher rates.

Provision for loan losses

     The provision for loan losses is recorded to provide coverage for losses inherent in the Bank's loan portfolio. The Company recorded a provision for loan losses of $1.1 million in 1999, compared to $800,000 in 1998, and $1.2 million in 1997. The allowance for loan losses is based on management's continuous evaluation of the risk inherent in the Bank's loan portfolio, including its composition of loans and economic conditions that may affect the borrower's ability to make payments. In assessing its provision for loan losses in 1999, management took into account the continued increase of one-to-four family loans as a percentage of total outstanding loans in its portfolio. At December 31, 1999, the Bank's allowance for loan losses was $17.3 million, or 110.4% of non-performing loans, and .44% of total loans, compared to $16.8 million, or 119.4% of non-performing loans and .52% of total loans at December 31, 1998.

Non-interest income

     Non-interest income is another significant source of revenue for the Company. It consists of fees earned on products and services, gains and losses from loan sale activity and income from real estate operations. Although changes in interest rates can have an impact on earnings from these sources, the impact is generally not nearly as dramatic as the impact on net interest income. Non-interest income was $34.8 million, $25.6 million and $22.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The table below shows the composition of non-interest income for the periods indicated.


                                                       Year Ended  December 31,
                                                      ---------------------------
                                                        1999      1998     1997
                                                      --------  --------  -------
                                                            (In thousands)
Gain (loss) on sale and writedown of:
 Loans receivable                                     $ 2,448     3,003      419
 Mortgage-backed securities                               135       201       13
 Investment securities                                  1,776       816      404
 Foreclosed real estate                                   (57)      212       17
Income from real estate operations                      9,630     4,517    6,876
Deposit account service charges                        10,200     8,626    7,217
Brokerage commissions                                   2,566     2,812    2,050
Mortgage loan related fees                              2,040     2,302    1,265
Loan servicing fee income                               1,761     1,400    2,278
Recovery (impairment) of mortgage servicing rights        900    (1,269)       -
Insurance commissions                                     527       456      447
Safe deposit box fees                                     405       311      275
Bank owned life insurance                               1,210       458        -
Loss on real estate owned operations, net                (216)      (43)     (47)
Other                                                   1,519     1,748    1,431
                                                      -------    ------   ------
                                                      $34,844    25,550   22,645
                                                      =======    ======   ======

     Gain on sale of loans and mortgage-backed securities. The Bank recorded a net gain on the sale of loans receivable and mortgage-backed securities of $2.6 million in 1999, compared to $3.2 million in 1998, and $432,000 in 1997. Loan sales were $402.9 million, $437.5 million, and $105.8 million, in 1999, 1998, and 1997, respectively. The decrease in gains in 1999 is primarily due to the 7.9% decrease in loan sale volume, as well as lower loan sale margins due to rising interest rates. The large increase in loan sale profits in 1998 compared to 1997 is primarily attributable to the $331.7 million increase in loan sales. Given the current demand for adjustable-rate mortgage loans and increased pricing competition for loan originations, gain on sale of loans in 2000 will be significantly less than in 1999, due to lower originations of long-term fixed-rate loans and reduced margins on sale. The Bank expects to offset some of the reduction in fixed-rate loan sale profits with the sale of some of its ARM loan originations in 2000.

     The gains and losses on mortgage-backed securities included in the above figures represent the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $62.6 million in 1999, compared to $26.6 million in 1998, and $3.4 million in 1997. Sales of swaps versus whole loans to FNMA or FHLMC are primarily determined by price differences at the time of sale, and are executed in a manner to maximize profit to the Bank. The Bank has generally held few of its own swaps in portfolio.

     Gain on sale of investment securities. The Company had net gains on the sale of investment securities of $1.8 million in 1999, compared to $816,000 in 1998, and $404,000 in 1997. Net gains in these periods have been generated primarily from the sale of marketable equity securities of national and regional bank and thrift companies. During 1999, management elected to sell a portion of its equity holdings in light of market conditions, as well as generate funds for its stock buyback program. The 1998 results included a $375,000 writedown required on certain marketable equity securities and $76,000 in net gains from the sale of the Bank's 100% beneficial interests in its two special purpose finance subsidiaries, Mid America Finance Corporation ("MAFC") and Northwestern Acceptance Corporation ("NWAC").

     Income from real estate operations. Income from real estate operations was $9.6 million in 1999, $4.5 million in 1998 and $6.9 million in 1997. The 113.2% increase in 1999 is primarily attributable to the sale of three commercial parcels that the Company acquired with the Northwestern acquisition in 1996. A summary of income from real estate operations is as follows:

                                                              Year Ended December 31,
                                           -----------------------------------------------------------
                                                1999                  1998                 1997
                                           ----------------      ----------------    -----------------
                                           Lots      Income      Lots      Income     Lots
                                           Sold      (Loss)      Sold      (Loss)     Sold      Income
                                           ----      -------     ----      -------    ----      ------
                                                              (Dollars in thousands)
     Woodbridge                              --      $5,163        15      $  153      133      $3,452
     Tallgrass of Naperville                252       3,457        20         114       --          --
     Reigate Woods                           11         509        20         930       11         610
     Harmony Grove                            7         479       184       2,851      120       1,588
     Creekside of Remington                  42         172        12          29        8          16
     Ashbury                                 --        (150)       --         297        8         290
     Clow Creek Farm                         --          --         6         260       18         700
     Woods of Rivermist                      --          --         2           5        5         220
     Fields of Ambria                        --          --         6        (122)       9          --
                                           ----      ------      ----      ------      ---      ------
                                            312      $9,630       265      $4,517      312      $6,876
                                           ====      ======      ====      ======      ===      ======

     Current year activity was marked by $5.2 million in income from commercial real estate sales in the Woodbridge project, where 41 acres of the project's remaining 48-acre commercial parcel were sold. All of the residential lots in Woodbridge had been sold previous to 1999. In addition, 1999 also included strong results from the Company's Tallgrass of Naperville project, currently expected to be a 926-lot development. In addition to the 252 lots sold in 1999, 226 lots are under contract at December 31, 1999. The Reigate Woods subdivision had 11 lot sales in 1999, and ten lots remaining at December 31, 1999. The lot sale activity in Creekside of Remington represents a bulk sale of lots under an agreement with a local builder. The remaining 75 lots are also under contract with this builder, and expected to close in the second quarter of 2000, at a minimal profit to the Company. The Company also completed the sell out of the Harmony Grove subdivision. Management currently expects a moderate decrease in income from real estate operations in 2000. Although it is expected that income from the Tallgrass subdivision will increase significantly in 2000 compared to 1999, it is not expected to offset the decrease in income from the Woodbridge commercial parcel.

     The Harmony Grove subdivision was the largest contributor to income from real estate operations in 1998, with 184 lot sales nearly completing the sell out of the project. The Tallgrass of Naperville project sold its first 20 lots in December 1998. The Company sold out of four projects in 1998. The Ashbury profit of $297,000 represents the sale of a small commercial parcel adjacent to the residential parcel. The remaining lot sales in Clow Creek Farm, Woods of Rivermist and Fields of Ambria had small profit margins, or losses in the case of Fields of Ambria due to sale discounts, extended marketing costs, and additional costs to complete these projects.

     Deposit account service charges. Deposit account service charges totaled $10.2 million in 1999, compared to $8.6 million in 1998, and $7.2 million in 1997. The primary source of these fees is from checking account charges for insufficient funds, service charges, sustained overdraft fees, debit card usage, and automated teller machine services. Increases are a function of the number of checking accounts the Bank maintains, new fees charged for services, as well as increases in existing fee schedules. The number of checking accounts maintained by the Bank was 103,000, 94,000, and 82,000 at December 31, 1999, 1998, and
1997, respectively.

     Brokerage commissions. Through the Bank's affiliation with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue decreased to $2.6 million in 1999, compared to $2.8 million in 1998, and $2.1 million in 1997. The decrease in 1999 is due to broker turnover that led to lost customer transaction volume. The improvement from 1997 to 1998 in commissions was due to increased sales of mutual funds and other non-traditional products, an increased sales force, an increase in the number of locations which provide INVEST services, as well as sharing a greater percentage of current commission revenue and trailer fee income with INVEST than in the past.

     Mortgage loan related fees. Mortgage loan related fees include late charge income on loans owned and serviced by the Bank, inspection fee income for construction loans and loan modification income for refinance transactions. Income from these sources was $2.0 million in 1999, $2.3 million in 1998, and $1.3 million in 1997. The primary reason for the decrease in 1999 was a reduction of loan modification fee income due to the reduction in refinance activity. The Bank introduced the loan modification option in 1998 to allow the customer to lower the interest rate and/or modify other loan terms for a fee, in lieu of processing a new loan. The Bank treats the modified loan as if it was paid off, and amortizes any remaining deferred fees or expenses into interest income. Mortgage loan related fee income in 1998 includes $723,000 from loan modifications.

     Loan servicing fee income. Loan servicing fee income is generated from loans that the Bank has originated and sold, or from purchased servicing, and includes fees for the collection and remittance of mortgage payments, insurance policies and real estate taxes. Typically, the Bank receives a servicing fee for performing the aforementioned services equal to at least 1/4 of 1% for fixed-rate mortgages and 1/4 to 3/8 of 1% for ARM loans on the outstanding principal balance of the sold loan being serviced. Loan servicing fee income is reduced by the amortization of capitalized mortgage servicing rights, and impairment valuations against recorded values of mortgage servicing rights.

     Loan servicing fee income, including the recovery of prior period valuation allowances and/or impairment writedowns recognized, was $2.7 million in 1999, compared to $131,000 in 1998, and $2.3 million in 1997. The following table shows the components of loan servicing fee income in dollars and as a percentage of loans serviced for others for the periods indicated:

                                                                             Year Ended December 31,
                                                                 -------------------------------------------
                                                                    1999             1998            1997
                                                                 -----------      ----------      ----------
                                                                            (Dollars in thousands)
Gross servicing revenue--                                        $    3,032           2,708           2,705
Amortization of mortgage servicing rights                            (1,271)         (1,308)           (427)
Impairment of mortgage servicing rights                                  --          (1,269)             --
Impairment recovery of mortgage servicing rights                        900              --              --
                                                                 ----------       ---------       ---------
Loan servicing fee income, net                                   $    2,661             131           2,278
                                                                 ==========       =========       =========

As a percentage of average loans serviced for others:
Gross servicing revenue                                                .264%           .265            .264
Amortization of mortgage servicing rights                             (.111)          (.128)          (.042)
Impairment of mortgage servicing rights                                  --           (.124)             --
Impairment recovery of mortgage servicing rights                       .078              --              --
                                                                 ----------       ---------       ---------
Loan servicing fee income                                              .231%           .013            .222
                                                                 ==========       =========       =========
Average balance of loans serviced for others                     $1,148,514       1,020,919       1,024,720
Loan sales for the year                                             402,891         437,549         105,817
                                                                 ===========      =========       =========

     Due to the dramatic increase in long-term market rates of interest throughout the year, prepayments on loans serviced for others slowed in 1999. With loan sale activity remaining consistent with 1998 levels, the Bank's average balance of loans serviced for others increased 12.5% during 1999. In addition, the increase in interest rates also led to a $900,000 recovery of previously established impairment valuations on the loans serviced for others portfolio due to a lowering of management's estimated prepayment assumptions. During 1998, the decline in long-term U.S. Treasury rates led to increased prepayment activity in the loans serviced for others portfolio, that led to the large increase in amortization of capitalized mortgage servicing rights, when compared to the prior year. Although the Bank sold $437.5 million of loans in 1998, the average balance of loans serviced for others was flat compared to 1997 due to this prepayment activity. In addition, in 1998 an analysis of the value of the Bank's mortgage servicing rights led to a $1.3 million impairment writedown due to the impact of higher expected prepayment speeds on the net present value of expected cash flows from these servicing rights. At December 31, 1999, 1998, and 1997, the weighted-average coupon rate on the loans serviced for others portfolio was 7.28%, 7.39%, and 7.74%, respectively.

     The Bank also services a majority of the loans that it holds in its own portfolio for investment purposes. The following table sets forth information as to the Bank's total loan servicing portfolio.

                                                                               December 31,
                                                 ---------------------------------------------------------------------
                                                         1999                      1998                    1997
                                                 --------------------      --------------------    -------------------
                                                   Amount     Percent        Amount     Percent      Amount     Percent
                                                 ----------   -------      ----------   -------    ----------   -------
                                                                          (Dollars in thousands)
Loans owned by the Bank                          $3,733,250    75.27%      $3,020,941    73.93%    $2,284,748    69.62%
Loans serviced for others                         1,226,874    24.73        1,065,126    26.07        997,204    30.38
                                                 ----------   ------       ----------   ------     ----------   ------
  Total loans serviced                           $4,960,124   100.00%      $4,086,067   100.00%    $3,281,952   100.00%
                                                 ==========   ======       ==========   ======     ==========   ======

     Income from Bank owned life insurance. In 1998, the Bank invested $20.0 million in bank owned life insurance ("BOLI") to help fund the cost of certain employee benefit plan expenses. The Bank's BOLI investment consists of the purchase of life insurance on the lives of certain employees from an insurance carrier with a Standard and Poors rating of AA+. The Company is the sole beneficiary of the life insurance policies. Income is recorded on this investment based on increases in the cash surrender value ("CSV") of the life insurance policies. To the benefit of the Company, this income is free from income taxes. Death benefits paid to the Company will be revenue in the periods received, if any. In 1999, CSV income recognized on these life insurance policies totaled $1.2 million compared to $458,000 in 1998.

Non-interest expense

     Non-interest expense was $67.7 million in 1999, compared to $58.9 million in 1998, and $54.6 million in 1997. The table below shows the composition of non-interest expense for the periods indicated.

                                                Year Ended December 31,
                                              ----------------------------
                                               1999        1998      1997
                                              -------     ------    ------
                                                      (In thousands)
Compensation                                  $29,435     26,892    23,898
Employee benefits                               8,410      7,602     6,574
                                              -------     ------    ------
 Total compensation and benefits               37,845     34,494    30,472
Occupancy expense                               4,929      4,649     4,554
Furniture, fixture and equipment expense        2,345      1,996     1,649
Federal deposit insurance premiums              1,585      1,438     1,468
Advertising and promotion                       3,149      2,281     2,737
Data processing                                 2,611      2,267     2,098
Professional fees                               1,657      1,166     1,154
Stationery, brochures and supplies              1,236      1,153     1,045
Postage                                         1,423      1,148     1,042
Telephone                                       1,158        775       666
ATM network fees                                  518        546       569
OTS assessment fees                               577        512       483
Correspondent banking services                    500        432       462
Insurance costs                                   485        432       413
Amortization of goodwill                        2,648      1,336     1,341
Amortization of core deposit intangible         1,236      1,075     1,296
Other                                           3,778      3,243     3,162
                                              -------     ------    ------
                                              $67,680     58,943    54,611
                                              =======     ======    ======

     Compensation expense. Compensation expense was $29.4 million for the year ended December 31, 1999, compared to $26.9 million for the year ended
December 31, 1998, primarily attributable to increased personnel from the Westco acquisition and the acquired branch operations. Compensation expense in 1998 increased 12.5% from 1997 due primarily to increased loan officer commissions, loan department incentive pay and overtime compensation due to increased loan originations and refinance activity, as well as a 7.5% increase in the Company's headcount related to new branch operations and increased loan staffing.

     Employee benefits expense. Employee benefits expense increased $808,000 to $8.4 million in 1999. The increase is primarily attributable to a $650,000 increase in employer FICA taxes due to increased compensation expense, and taxes related to stock option exercises. In addition, the Bank increased its contribution to its ESOP and profit sharing plans by $320,000 in 1999. Employee benefits expense increased $1.0 million in 1998 from 1997 due to a $310,000 increase in employer FICA taxes resulting from increased compensation expense, $150,000 due to increased contributions to the Bank's ESOP and profit sharing plans, as well as increased medical insurance costs.

     Occupancy and equipment expense. Occupancy expenses increased $280,000, or 6.0%, during 1999 due to the new locations resulting from the Westco acquisition and the branch purchase. Occupancy expenses were relatively constant between 1998 and 1997. Furniture and equipment costs increased $349,000 in 1999 due to the addition of new branches and an upgraded voice mail system. During 1998, furniture and equipment costs increased $347,000 primarily due to increased depreciation from interior renovation work done at various branch locations.

     FDIC insurance expense. FDIC insurance increased $147,000 to $1.6 million in 1999 primarily due to higher deposit levels resulting from the acquisition of Westco. Costs remained relatively constant between the year ended December 31, 1998 and 1997, as the Bank's average deposits were stable. The Bank has paid the lowest rate allowed by regulation for savings institutions over the past three years and expects to continue to qualify for the most favorable rate. During these years, the lowest rate has remained the same at .0648% per $100 of deposits. On January 1, 2000, the lowest rate allowed by regulation decreased to approximately .021% per $100 of deposits as required by previous legislation. As such, the Bank expects its FDIC insurance costs to decrease by approximately 65% in 2000.

     Advertising and promotion expense. Advertising and promotion expenses increased $868,000 to $3.1 million in 1999. The primary reason for the increase is a radio-based branding and advertising campaign initiated in the first quarter of 1999. Advertising and promotion expenses decreased $456,000 to $2.3 million in 1998. The decrease was due to the reduction of advertising by the Bank in anticipation of the branding campaign. In addition, the Bank scaled back direct mail efforts promoting its Totally Free checking account.

     Data processing expense. Data processing expenses increased $344,000 to $2.6 million in 1999 primarily due to costs associated with implementation of the Bank's Year 2000 Plan, as well as upgrading the Company's communication network. Data processing expenses were $2.3 million in 1998, or 8.1% more than in 1997, due to increased expenditures for the Bank's PC network, including a limited amount of costs related to upgrading systems to Year 2000 compliance.

     Other non-interest expenses. Other non-interest expense include costs related to the day-to-day operations of the Company, as well as costs for the implementation of strategic initiatives as well as more recently, for Year 2000 compliance. Professional fees increased $491,000 to $1.7 million in 1999 primarily due to legal and accounting expenses related to the formation of a mortgage real estate investment trust in connection with a new tax planning initiative. Professional fees in 1998 were relatively constant with amounts in 1997. During 1999, the Company incurred increased postage expense primarily due to the acquisition of Westco, as well as incremental postage costs relating to special Year 2000 mailings to customers. Telephone expense in 1999 increased due to the acquisition of Westco, the addition of a call center for customer service, as well as increased staffing levels. Other expense increases were primarily due to the acquisition of Westco. Other non-interest expense was relatively flat in 1998 compared to 1997.

     Amortization of core deposit intangible. Amortization of core deposit intangibles increased $161,000 to $1.2 million in 1999 primarily due to the acquisition of Westco. Amortization of core deposit intangibles totaled $1.1 in 1998, compared to $1.3 million for the year ended December 31, 1997. The Bank is amortizing its core deposit intangible on an accelerated method over 10 years.

     Amortization of goodwill. Amortization of goodwill increased $1.3 million to $2.6 million in 1999, primarily due to the acquisition of Westco. Amortization of goodwill in 1998 and 1997 were relatively equal due to no additional acquisition activity in 1998. The Bank amortizes goodwill over a period not to exceed 25 years using the straight-line method.

Income taxes

     Income tax expense from continuing operations was $31.2 million in 1999, (effective income tax rate of 37.7%) compared to $23.8 million (effective income tax rate of 38.1%) in 1998. The lower effective income tax rate in the current period compared to a year ago was primarily the result of proactive tax planning involving the transfer of Bank portfolio assets to a newly formed operating subsidiary. This structure generated net tax savings of approximately $1.2 million for 1999. These savings were offset in 1999 by approximately $350,000 in after-tax professional fees and other costs incurred. While the effective tax rate may vary from quarter to quarter, the Company currently expects the new structure to result in a lowering of its effective income tax rate to approximately 37.0% - 37.5% for the year ending December 31, 2000, depending on the balances of the assets in the subsidiary, the amount and composition of financial statement and taxable earnings for calendar 2000 and various other factors. The change in the effective tax rate in 1999 compared to 1998 was also affected by a decrease in the amount of income tax benefits recognized in the current year compared to 1998, relating to the resolution of prior years' income tax issues. Income tax expense from continuing operations was $22.7 million in 1997 (effective income tax rate of 37.4%).

Extraordinary Items

     During the year ended December 31, 1998, the Company incurred an extraordinary charge of $456,000, or $.02 per diluted share, net of income tax benefits of $294,000, related to the early call of its $27.6 million, 8.32% subordinated capital notes due September 2005. The call provision in the indenture allowed for early redemption at par plus accrued interest.

Review of Financial Condition

     Total assets increased $537.0 million, or 13.0%, to $4.66 billion at December 31, 1999, compared to $4.12 billion at December 31, 1998, due primarily to an increase in loans receivable funded with borrowed funds. While the Company intends to continue to grow the balance sheet, management expects that the recent rise in interest rates and anticipated further tightening actions by the Federal Reserve Board will begin to slow the economy and housing market activity. This, in turn, will likely lead to more moderate balance sheet growth than experienced in 1999. Along with planned new deposit gathering initiatives and its pending branch acquisition expected to close in the second quarter, the Company expects its reliance on wholesale borrowings for funding loan growth in 2000 to be reduced.

     Cash, interest-bearing deposits and federal funds sold increased a combined $341,000 to $158 million at December 31, 1999.

     Investment securities classified as held to maturity increased $892,000 to $12.0 million as of December 31, 1999 as maturing investments were reinvested primarily in U.S. Government securities. The $24.1 million increased investment in FHLB of Chicago stock was required by the growth in the Bank's FHLB of Chicago advance portfolio.

     Investment securities available for sale decreased $5.0 million to $194.1 million at December 31, 1999. The Company purchased a total of $89.3 million of investment securities, which consisted primarily of asset-backed securities, U.S. Government and Agency securities, and marketable equity securities, offset by maturities of securities totaling $54.5 million. The Company also sold $7.0 million of marketable equity securities, for gains of $1.3 million, as well as U.S. Government agency securities of $27.8 million for a gain of $446,000. At December 31, 1999, this portfolio had net unrealized losses of $5.5 million, compared to net unrealized gains of $912,000 at December 31, 1998.

     Mortgage-backed securities classified as held to maturity decreased $34.3 million to $94.3 million as of December 31, 1999. The decrease is primarily due to the reinvestment of funds received from amortization and prepayments into loans receivable.

     Mortgage-backed securities classified as available for sale decreased $15.4 million to $39.7 million at December 31, 1999. The decrease is primarily due to amortization and prepayments of $15.0 million with these funds being reinvested in loans receivable. At December 31, 1999, net unrealized losses in the available for sale portfolio were $550,000, compared to an unrealized loss of $205,000 at December 31, 1998.

     Included in total mortgage-backed securities at December 31, 1999 are $75.2 million of CMO's with a weighted average life of 5.5 years that are primarily collateralized by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") mortgage-backed securities, and to a lesser extent by whole loans.

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

     Loans receivable increased 17.0%, or $565.5 million to $3.88 billion at December 31, 1999. The Bank originated $1.7 billion of mortgage loans during the current year, including $902.0 million of adjustable-rate loans that are typically held in portfolio. This volume was offset by amortization and prepayments of $737.0 million, and sales of $402.9 million. The loans sold represent long-term conforming fixed-rate mortgages, which are sold as a means of limiting interest-rate risk. Loans held for sale decreased substantially to $12.6 million at December 31, 1999 compared to $89.4 million at December 31, 1998 due to higher interest rates curtailing the production of long-term fixed-rate mortgage loans near the end of the year.

     The allowance for loan losses increased $506,000 to $17.3 million as of December 31, 1999. The increase is due to a provision for loan losses of $1.1 million, offset by net charge-offs of $594,000. As of December 31, 1999, the Bank's ratio of the allowance for loan losses to total non-performing loans was 110.4%, compared to 119.4% as of December 31, 1998. The ratio of the allowance for loan losses to total loans decreased to .44% at December 31, 1999, compared to .52% at December 31, 1998. During 1999, the Bank's loan portfolio continued to become more concentrated in single-family residential mortgage loans that management perceives to carry lower risk than other types of loans in its portfolio.

     Real estate held for development or sale decreased $9.2 million to $15.9 million at December 31, 1999. A summary of real estate held for development or sale is as follows:

                                               December 31,
                                         -----------------------
                                          1999             1998
                                         -------          ------
                                             (In thousands)
      Tallgrass of Naperville            $11,720           17,817
      Creekside of Remington               1,657            1,456
      Harmony Grove                        2,112            3,419
      Reigate Woods                          400            2,436
      Woodbridge                              --                6
                                         -------           ------
                                         $15,889           25,134
                                         =======           ======

     The decrease in the 926-lot Tallgrass of Naperville project is primarily due to strong lot sales in Unit 1 and 2 of the project during the current year, where the Company sold 252 lots during 1999. At December 31, 1999, an additional 226 lots were under contract. The $200,000 increased investment in the Creekside of Remington project is due to capitalized costs spent in conjunction with an agreement to sell the remaining lots in bulk. At December 31, 1999, the remaining 75 lots of this subdivision were under contract and are expected to be sold in the second quarter of 2000. The Harmony Grove project was sold out during the current year.

     The Reigate Woods subdivision decreased primarily due to eleven homesite sales in 1999. At December 31, 1999, ten homesites remained of which three were under contract. The Company expects the complete sell-out of the project during 2000. The decline in the Woodbridge project is due to the sale of 41 acres of the 48-acre commercial parcel in this project. The remaining 7 acres are currently expected to be sold during 2000 at approximately $1.0 million of pre-tax profit. At December 31, 1999, 3.2 acres were under contract. The Company continues to look for additional parcels of land for future development in light of the strong lot sales to date in its Tallgrass subdivision.

     Premises and equipment increased $1.8 million to $42.5 million at December 31, 1999. The increase is primarily due to purchases of $5.8 million, offset by depreciation and amortization of $4.0 million. The Company's purchases in 1999 related to data processing equipment as well as branch facility upgrades and expansion.

     Foreclosed real estate decreased to $7.4 million at December 31, 1999, compared to $8.4 million at December 31, 1998. The decrease is primarily due to sales of single-family residences, and $428,000 of writedowns on two commercial properties.

     Other assets increased $7.9 million to $49.6 million at December 31, 1999. The increase is primarily attributable to an increase in mortgage servicing rights of $3.1 million to $7.3 million at December 31, 1999, ($900,000 of which relates to the recovery of a previously established impairment valuation), as well as a $2.4 million increase in the cash surrender value of life insurance policies maintained in conjunction with the Company's Bank owned life insurance program ("BOLI"), and deferred compensation plans. The Bank has $32.9 million in cash surrender value of life insurance at December 31, 1999.

     Intangible assets decreased by $1.0 million, to $61.2 million at December 31, 1999. The decrease is primarily due to the amortization of previously recorded goodwill and core deposit intangibles totaling $3.9 million, offset by the addition of $3.1 million of goodwill from the Bank's branch acquisition.

     Deposits increased $42.4 million to $2.70 billion as of December 31, 1999. The increase is primarily due to the branch acquisition that increased deposits by $22.2 million, interest credited to deposits of $97.5 million offset by savings outflows of $75.6 million.

     Borrowed funds increased $491.9 million, or 47.6%, to $1.53 billion at December 31, 1999. The Bank funded its increase in loans receivable primarily with FHLB of Chicago advances, which increased $505.0 million during the current year. As of December 31, 1999, the Bank had $1.48 billion of FHLB of Chicago advances at a weighted average rate and term to maturity of 6.01% and 4.2 years, respectively, compared to $975.5 million at a weighted average rate and term to maturity of 5.83% and 4.6 years, respectively, as of December 31, 1998. Of the FHLB advances at December 31, 1999, $510.0 million of advances, with a weighted average term to maturity of 7.8 years, contain various call provisions, with a weighted average term to call of 2.7 years. The calls are most likely exercised by the issuer in a period of rising interest rates. Management currently anticipates $100.0 million of FHLB of Chicago advances outstanding at December 31, 1999, with a weighted average maturity of 5.9 years and a weighted average rate of 5.23%, will be called during 2000 due to increases in interest rates. Management expects these borrowings will need to be refinanced at higher prevailing interest rates. Reverse repurchase agreements decreased by $10.0 million due to $30.0 million in maturities offset by a new fundings of $20.0 million.

     Stockholders' equity of the Company grew to $352.9 million at December 31, 1999, compared to $345.0 million at December 31, 1998, an increase of $7.9 million. The increase in stockholders' equity is primarily due to comprehensive income of $47.4 million, offset by the payment of cash dividends of $8.2 million and the repurchase of $35.6 million of common stock (1,565,591 shares).

Lending Activities

     General. The Bank's lending activities reflect its focus as a consumer banking institution serving its local market area by concentrating on residential mortgage lending. The Bank is one of the largest originators of residential mortgages in its market area, and experienced record loan volume in 1998 due to a robust economy and high refinance activity attributable to falling long-term interest rates. In addition to traditional retail originations, the Bank operates a wholesale lending operation that purchases loans from brokers and correspondents. In connection with these activities, the Bank has traditionally held the origination of adjustable-rate or shorter-term loans for its portfolio and sold a portion of its long-term fixed-rate loans directly into the secondary market. The Bank originates and purchases long-term fixed-rate mortgage loans in response to customer demand; however, the Bank sells selected conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The volume of current loan originations sold into the secondary market varies over time based on the Bank's available cash or borrowing capacity, as well as in response to the Bank's asset/liability management strategy.

     During the year ended December 31, 1999, the Bank originated and purchased $749.5 million in fixed-rate one- to four family residential mortgage loans, of which $611.8 million, or 81.6%, conformed to the balance requirements for sale to FNMA and FHLMC and $137.7 million, or 18.4%, did not conform to the balance requirements of these agencies. During the year ended December 31, 1999, the Bank sold $402.9 million of these loans in the secondary market. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $240,000 ($252,700 as of January 1, 2000), which is the FHLMC and FNMA purchase limit, and not because the loans present increased risk of default to the Bank. Generally, nonconforming loans are held in the Bank's loan portfolio. Loans with such excess balances generally carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans.

     In early 1997, the Bank started offering its loan products with prepayment penalties in an effort to mitigate interest rate and prepayment risks in a declining rate environment. The borrower receives a lower interest rate in return for accepting prepayment penalties based on the original loan balance. The penalty is 2% for the initial three years on ARM loans that are fixed for the initial three-year period. The penalty for 10, 15, 20 and 30 year fixed rate loans, seven year balloon loans and ARM loans that are fixed for the initial five-year period is 3% for the first three years, 2% in year four and 1% in year five. The Bank discontinued offering the fixed-rate prepayment protected product in the second quarter of 1999. At December 31, 1999, the Bank had $956.5 million of prepayment penalty loans, or 24.5% of its loans receivable, compared to $617.3 million, or 18.5% as of December 31, 1998.


     As a result of its acquisition of Northwestern, the Bank acquired a $749.7 million loan portfolio. Included in the portfolio as of the acquisition date was a $670.5 million nationwide portfolio of single-family residential mortgage loans that had been purchased through brokers as part of Northwestern's loan strategy. Collateral for this portfolio is spread throughout 35 states. Consistent with its strategy to focus primarily on the local market area, the Bank has allowed this portfolio to amortize and prepay and plans to hold the existing loans to maturity without replacement. Due to normal amortization and prepayments, this portfolio had a balance of $161.6 million at December 31, 1999.

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated:

                                                                                       December 31,
                                                          ------------------------------------------------------------------
                                                                      1999                                 1998
                                                          ----------------------------          ----------------------------
                                                                               Percent                               Percent
                                                                                 of                                    of
                                                            Amount              Total              Amount             Total
                                                          ----------           -------           ----------          -------
                                                                                   (Dollars in thousands)
Real estate loans:
  One- to four family:
    Held for investment                                   $3,479,425            89.05%           $2,877,482           86.07%
    Held for sale                                             12,601              .32                89,406            2.67
  Multi-family                                               164,878             4.22               137,254            4.11
  Commercial                                                  38,817              .99                43,069            1.29
  Construction                                                27,707              .71                28,429            0.85
  Land                                                        28,602              .73                24,765            0.74
                                                          ----------           ------            ----------          ------
       Total real estate loans                             3,752,030            96.02             3,200,405           95.73
                                                          ----------           ------            ----------          ------
Other loans:
  Consumer loans:
  Equity lines of credit                                      98,483             2.52                91,915            2.75
  Home equity loans                                           48,397             1.24                42,398            1.27
  Other                                                        5,373              .14                 6,015            0.18
                                                          ----------           ------            ----------          ------
       Total consumer loans                                  152,253             3.90               140,328            4.20
  Commercial business loans                                    3,132              .08                 2,356            0.07
                                                          ----------           ------            ----------          ------
       Total other loans                                     155,385             3.98               142,684            4.27
                                                          ----------           ------            ----------          ------
       Total loans receivable                              3,907,415           100.00%            3,343,089          100.00%
                                                                               ======                                ======

Less:
  Loans in process                                            11,893                                 10,698
  Unearned discounts, premiums
    and deferred loan fees, net                               (6,323)                                (3,455)
  Allowance for loan losses                                   17,276                                 16,770
                                                          ----------                             ----------
Loans receivable, net                                     $3,884,569                             $3,319,076
                                                          ==========                             ==========
Mortgage-backed securities:
  GNMA held to maturity                                   $    1,115                                  1,782
  FHLMC held to maturity                                      37,804                                 53,750
  FHLMC available for sale                                     2,716                                  3,976
  FNMA held to maturity                                       13,385                                 17,421
  FNMA available for sale                                      3,711                                  6,133
  CMOs held to maturity                                       41,947                                 55,585
  CMOs available for sale                                     33,276                                 44,956
                                                          ----------                             ----------
Total mortgage-backed securities                          $  133,954                                183,603
                                                          ==========                             ==========

                                                                      December 31,
                                                  ----------------------------------------------------            June 30,
                                                            1997                       1996                         1996
                                                  ------------------------   -------------------------      -----------------------
                                                                   Percent                     Percent                      Percent
                                                                     of                          of                           of
                                                     Amount         Total        Amount         Total         Amount         Total
                                                   ----------      -------     ----------      -------      ----------      -------
                                                                                (Dollars in thousands)
Real estate loans:
  One- to four family:
    Held for investment                            $2,408,393       88.27%     $2,160,525       87.93%      $2,032,102       87.57%
    Held for sale                                       6,537        0.24           6,495        0.26            9,314        0.40
  Multi-family                                        105,051        3.85          92,968        3.78           94,713        4.08
  Commercial                                           35,839        1.31          46,313        1.89           46,101        1.99
  Construction                                         17,263        0.63          17,263        0.70           16,090        0.69
  Land                                                 24,425        0.90          25,685        1.05           26,644        1.15
                                                   ----------      ------      ----------      ------       ----------      ------
       Total real estate loans                      2,597,508       95.20       2,349,249       95.61        2,224,964       95.88
                                                   ----------      ------      ----------      ------       ----------      ------
Other loans:
  Consumer loans:
    Equity lines of credit                             88,106        3.23          86,614        3.53           79,193        3.41
    Home equity loans                                  34,447        1.26          14,251        0.58           10,525        0.45
    Other                                               5,793         .21           5,009        0.20            4,110        0.18
                                                   ----------      ------      ----------      ------       ----------      ------

       Total consumer loans                           128,346        4.70         105,874        4.31           93,828        4.04
  Commercial business loans                             2,659        0.10           1,871        0.08            1,821        0.08
                                                   ----------      ------      ----------      ------       ----------      ------
       Total other loans                              131,005        4.80         107,745        4.39           95,649        4.12
                                                   ----------      ------      ----------      ------       ----------      ------
       Total loans receivable                       2,728,513      100.00%      2,456,994      100.00%       2,320,613      100.00%
                                                                   ======                      ======                       ======
 Less:
   Loans in process                                     6,683                       7,620                        6,715
   Unearned discounts, premiums
     and deferred loan fees, net                         (772)                      1,347                        3,245
   Allowance for loan losses                           15,475                      17,914                       17,254
                                                   ----------                  ----------                   ----------
Loans receivable, net                              $2,707,127                  $2,430,113                   $2,293,399
                                                   ==========                  ==========                   ==========
Mortgage-backed securities:
  GNMA held to maturity                                 2,442                       3,248                        3,637
  FHLMC held to maturity                              103,037                     138,963                      157,468
  FHLMC available for sale                              5,706                       7,425                        8,052
  FNMA held to maturity                                22,796                      29,343                       32,044
  FNMA available for sale                               9,610                      12,029                       13,565
  CMOs held to maturity                                82,174                      95,104                      100,232
  CMOs available for sale                              52,243                      73,475                      103,104
                                                   ----------                  ----------                   ----------
Total mortgage-backed securities                      283,008                     359,587                      418,102
                                                   ==========                  ==========                   ==========

     The following table shows the composition of the Bank's fixed and adjustable-rate loan portfolio as well as the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                                    December 31,
                                                   -----------------------------------------------------------------------------
                                                           1999                        1998                        1997
                                                   ----------------------       ---------------------      ---------------------
                                                     Amount       Percent         Amount      Percent        Amount      Percent
                                                   ----------     -------       ----------    -------      ----------    -------
                                                                                (Dollars in thousands)
Adjustable-rate loans:
 Real estate:
  One-to four family                               $1,614,377       41.33%      $1,261,915      37.74%     $1,489,757      54.59%
  Multi-family                                        102,112        2.61           77,270       2.32          75,562       2.77
  Commercial                                           19,889         .51           19,384        .58          16,128        .60
  Construction                                         27,399         .70           28,121        .84          16,041        .59
  Land                                                 19,220         .48           17,319        .52          16,268        .59
                                                   ----------      ------       ----------     ------      ----------     ------
   Total adjustable-rate real estate loans          1,782,997       45.63        1,404,009      42.00       1,613,756      59.14
 Consumer                                             100,936        2.59           96,867       2.90          89,992       3.30
 Commercial business                                    2,303         .05            1,009        .03           2,080        .07
                                                   ----------      ------       ----------     ------      ----------     ------
   Total adjustable-rate loans receivable           1,886,236       48.27        1,501,885      44.93       1,705,828      62.51
                                                   ----------      ------       ----------     ------      ----------     ------
Fixed-rate loans:
 Real estate:
  One-to four-family                                1,865,048       47.72        1,615,567      48.33         918,636      33.68
  One-to four-family held for sale                     12,601         .32           89,406       2.67           6,537        .24
  Multi-family                                         62,766        1.61           59,984       1.79          29,489       1.08
  Commercial                                           18,928         .48           23,685        .71          19,711        .71
  Construction                                            308         .01              308        .01           1,222        .04
  Land                                                  9,382         .25            7,446        .22           8,157        .31
                                                   ----------      ------       ----------     ------      ----------     ------
   Total fixed-rate real estate loans               1,969,033       50.39        1,796,396      53.73         983,752      36.06
 Consumer                                              51,317        1.31           43,461       1.30          38,354       1.40
 Commercial business                                      829         .03            1,347        .04             579        .03
                                                   ----------      ------       ----------     ------      ----------     ------
   Total fixed-rate loans receivable                2,021,179       51.73        1,841,204      55.07       1,022,685      37.49
                                                   ----------      ------       ----------     ------      ----------     ------
   Total loans receivable                           3,907,415      100.00%       3,343,089     100.00%      2,728,513     100.00%
                                                                   ======                      ======                     ======
Less:
 Loans in process                                      11,893                       10,698                      6,683
 Unearned discounts, premiums and
  deferred loan fees, net                              (6,323)                      (3,455)                      (772)
 Allowance for loan losses                             17,276                       16,770                     15,475
                                                   ----------                   ----------                 ----------
   Loans receivable, net                           $3,884,569                   $3,319,076                 $2,707,127
                                                   ==========                   ==========                 ==========
Mortgage-backed securities:
 Adjustable-rate                                   $   78,446       58.68%      $   94,493      51.59%     $  125,195      44.35%
 Fixed-rate held by the Bank                           55,245       41.32           88,686      48.41         126,638      44.86
 Fixed-rate held by finance subsidiaries (1)               --          --               --         --          30,467      10.79
                                                   ----------      ------       ----------     ------      ----------     ------
 Total mortgage-backed securities                     133,691      100.00%         183,179     100.00%        282,300     100.00%
                                                                   ======                      ======                     ======
Unamortized premiums                                      263                          424                        708
                                                   ----------                   ----------                 ----------
 Mortgage-backed securities, net                   $  133,954                   $  183,603                 $  283,008
                                                   ==========                   ==========                 ==========
Summary:
  Adjustable rate loans:
   Loans receivable                                $1,886,236       46.67%      $1,501,885      42.59%     $1,705,828      57.24%
   Mortgage-backed securities                          78,446        1.94           94,493       2.68         125,195       4.20
                                                   ----------      ------       ----------     ------      ----------     ------
     Total adjustable-rate loans                    1,964,682       48.61        1,596,378      45.27       1,831,023      61.44
  Fixed-rate loans:
   Loans receivable                                 2,021,179       50.02        1,841,204      52.21       1,022,685      34.31
   Mortgage-backed securities (2)                      55,245        1.37           88,686       2.52         126,638       4.25
                                                   ----------      ------       ----------     ------      ----------     ------
     Total fixed-rate loans                         2,076,424       51.39        1,929,890      54.73       1,149,323      38.56
                                                   ----------      ------       ----------     ------      ----------     ------
     Total loan portfolio (2)                      $4,041,106      100.00%      $3,526,268     100.00%     $2,980,346     100.00%
                                                   ==========      ======       ==========     ======      ==========     ======

---------------------------
(1) See "Subsidiary activities - Mid America Finance Corporation and Northwestern Acceptance Corporation."
(2) Excludes the fixed-rate mortgage-backed securities held by finance subsidiaries, which are duration matched.

Loan Maturity

     The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1999. The loan amounts do not reflect scheduled principal amounts that have been repaid. Principal repayments and prepayments on mortgage loans totaled $737.0 million, $942.1 million, and $706.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.


                                                                    At December 31, 1999
                                 ---------------------------------------------------------------------------------------------
                                               Real Estate Mortgage Loans                       Other loans
                                 --------------------------------------------------------  ---------------------
                                   One-to
                                    Four-      Multi-                                                  Commercial
                                   Family      Family   Commercial  Construction    Land    Consumer    Business       Total
                                 ----------    -------  ----------  ------------  -------  ---------  -----------  ------------
                                                                        (In thousands)
Amount due:
 One year or less                $        1        136        45          861        226      1,405         470          3,144
                                 ----------    -------    ------       ------     ------    -------       -----     ----------
 After one year
  1 year to 2 years                   8,598      4,330       253       21,683      3,990      8,230       1,633         48,717
  2 years to 3 years                  5,714        947       560          671     17,486     12,224          20         37,622
  3 years to 5 years                120,255      6,098     8,632        4,492        269     26,914         696        167,356
  5 years to 10 years               320,041     27,563     8,242            -         67    103,219         313        459,445
  10 years to 20 years              481,910     66,273    18,348            -      4,559        261           -        571,351
  Over 20 years                   2,542,906     59,531     2,737            -      2,005          -           -      2,607,179
                                 ----------    -------    ------       ------     ------    -------       -----     ----------
   Total after 1 year             3,479,424    164,742    38,772       26,846     28,376    150,848       2,662      3,891,670
                                 ----------    -------    ------       ------     ------    -------       -----     ----------
   Total amount due              $3,479,425    164,878    38,817       27,707     28,602    152,253       3,132      3,894,814
                                 ==========    =======    ======       ======     ======    =======       =====
Less:
 Loans in process                                                                                                      (11,893)
 Deferred yield adjustments                                                                                              6,323
 Allowance for loan losses                                                                                             (17,276)
                                                                                                                    ----------
 Total loans receivable, net                                                                                         3,871,968
Mortgage loans held for sale                                                                                            12,601
                                                                                                                    ----------
 Total loans, net                                                                                                   $3,884,569
                                                                                                                    ==========


     The following table sets forth at December 31, 1999 the dollar amount of loans receivable held for investment due after December 31, 2000, and whether such loans have fixed or adjustable interest rates.


                                                         Due After December 31, 2000
                                        ---------------------------------------------------------------
                                              Fixed                 Adjustable                  Total
                                        -------------               ----------               ----------
                                                                  (In thousands)
Real estate loans:
 One-to four-family                        $1,858,386                1,621,038                3,479,424
 Multi-family                                  58,756                  105,986                  164,742
 Commercial                                    19,047                   19,725                   38,772
 Construction                                     308                   26,538                   26,846
 Land                                           9,186                   19,190                   28,376
Consumer                                       50,943                   99,905                  150,848
Commercial business                             1,368                    1,294                    2,662
                                           ----------                ---------                ---------
 Total loans receivable                    $1,997,994                1,893,676                3,891,670
                                           ==========                =========                =========

     Retail Residential Mortgage Lending. The Bank focuses its lending efforts primarily on the retail origination of loans secured by first mortgages on owner-occupied, one-to four-family residences. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank's loan officers are compensated primarily through commissions based on the level of loans originated in accordance with the Bank's lending standards. At
December 31, 1999, the Bank's one- to four family residential mortgage loans totaled $3.5 billion, or 89.4% of the Bank's total loans receivable. The Bank emphasizes the origination of conventional hybrid ARM loans and shorter-term to maturity or repricing and jumbo loans for retention in its portfolio and fixed-rate conforming loans for both portfolio purposes as well as for sale in the secondary market. The Bank's retail residential mortgage originations are predominantly in the Bank's market area. During 1999, the Bank originated $432.6 million of residential ARM loans, representing 34.6% of the total loans originated by the Bank, all of which were held in portfolio. During the same period, the Bank originated $712.9 million of fixed-rate residential mortgage loans, representing 57.0% of the total mortgage loans originated by the Bank during that period.

     The Bank currently offers a number of ARM loan programs under which the interest rate may be fixed for the initial one-, three-, or five-year period. Most of the Bank's residential ARM loans adjust on an annual basis following the initial one-, three- or five-year fixed-rate period. The Bank also offered, until recently, ARM loans that are fixed for an initial five or seven-year period that reprice once at the end of the initial period for the remaining 25 or 23 year term based on a spread above the weekly average of U.S. Treasury securities adjusted to a constant maturity of ten years (the "ten year Treasury constant maturity index"). The Bank's ARM loans generally carry an initial interest rate that is less than the fully indexed rate for the loan. The initial discount rate is determined by the Bank in accordance with market and competitive factors. After the initial fixed-rate period, the interest rates on the ARM loans that adjust annually reprice based on a spread above the published weekly average yield on United States Treasury securities, adjusted to a constant maturity of one year (the "one-year Treasury constant maturity index"). Interest rates and origination fees on ARM loans are priced to be competitive in the local market. These loans are subject to limitations on annual interest rate adjustments of 2%, as well as a lifetime interest rate cap adjustment of 6%, and are originated for terms of up to 40 years. At December 31, 1999, the weighted average term to repricing of the Bank's ARM loan portfolio was 2.45 years.

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

     The Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during periods of heavy refinance activity such as 1998, by limiting the disruption to its loan operations, as well as reducing the costs associated with refinance activity of existing borrowers.

     The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield, often through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. ARM loans may be assumed provided homebuyers meet the Bank's underwriting standards and the applicable fees are paid.

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

     Wholesale Residential Lending. The Bank's wholesale loan origination division that purchases loans from brokers and correspondents for a fee generally ranging from 1.25% to 1.50%. Generally, the Bank offers the same type of loan products, both fixed-rate and adjustable-rate loans, at interest rates similar to those it offers on retail originations. The purchase of these loans does not necessitate the Bank to incur the processing costs associated with its retail originations. The Bank acts as the supplier of funds for the mortgage broker who is responsible for the processing and closing of the loan. The Bank performs its normal underwriting procedures on wholesale-originated loans similar to retail loans, and can refuse to purchase any loan which does not meet its underwriting criteria. Wholesale originations were $344.1 million for 1999, compared to $346.2 million for 1998.

     Purchased Loans. At December 31, 1999, the Bank had $161.6 million, compared to $232.7 million at December 31, 1998, of purchased residential mortgage loans, nearly all were acquired in the acquisition of Northwestern. The vast majority of purchased loans are adjustable-rate loans secured by properties which serve as the primary residence of the borrower, and which are located primarily in metropolitan areas located in 35 states. The decrease in the balance is primarily due to prepayments and amortization which have not been replaced with new purchases since the Bank's current policy is to not purchase loans outside of its market area. At December 31, 1999, purchased loans were being serviced by 81 companies, the largest of which serviced $32.6 million, or 20.2% of total purchased loans. The loans in this portfolio were underwritten with substantially the same underwriting standards as for loans originated by the Bank. One variation from these guidelines is that loans exceeding FNMA and FHLMC limits could be purchased up to $400,000 with a loan-to-value-ratio of 80% or less, and up to $300,000 with a loan-to-value ratio of 90% or less with private mortgage insurance. At December 31, 1999, $56.3 million, or 34.8% of the loans in the purchased loan portfolio are in excess of the current FNMA limit of $252,700. In addition to these underwriting guidelines, original executed promissory notes with proper endorsements are in the possession of the Bank.

     Construction and Land Lending. The Bank originates loans to finance the construction of one-to four family residences, primarily in its market area. At December 31, 1999, the Bank had $27.7 million of loans to finance the construction of one-to four family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 1999, the Bank's construction and land loans totaled $56.3 million, or 1.4%, of total loans receivable.

     The Bank uses underwriting and construction loan guidelines for financing primarily individual, owner-occupied houses where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 12 months, with extensions as needed. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

     Land loans include loans to developers for the development of residential subdivisions in the Bank's market area. At December 31, 1999, the Bank had land loans to developers totaling $12.5 million. At December 31, 1999, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $12.1 million. Loans to developers are generally short-term loans with terms of three to five years. By policy, the loan-to-value ratio may not exceed 80% and generally is less than 75%. The majority of such loans are based on the prime rate, or the London interbank offering rate ("LIBOR"). Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

     Land loans are also made to local builders for the purchase of improved lots. At December 31, 1999, the Bank had land loans outstanding to local builders totaling $8.2 million. Such loans are generally for terms of up to three years and are generally granted at rates similar to rates quoted for 30-year fixed-rate residential mortgage loans. The loan-to-value ratio on such loans is limited to 75%. Land loans for the purchase of fully improved lots are also made to individuals. At December 31, 1999, the Bank had land loans to individuals totaling $7.9 million. Such loans are made for up to 15-year terms with adjustable or fixed interest rates which are made at the prevailing rates for one- to four-family residential loans.

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

     Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market area. At December 31, 1999, the Bank had multi-family loans of $164.9 million, including a portfolio of purchased participating interests of $2.1 million related to low-income housing. Multi-family loans represent 4.2% of total loans receivable at December 31, 1999. ARM loans represented 61.9% of the multi-family residential loan portfolio at December 31, 1999. Such loans are offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 25 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by properties of five or more units are qualified on the basis of rental income generated by the property.

     Commercial Real Estate Lending. In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four family residential loans. At December 31, 1999, the Bank had $38.8 million of commercial real estate loans. The Bank's policy has been to originate additional commercial real estate loans on a limited basis. Commercial real estate loans are generally granted in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

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

     A loan with an outstanding balance of $5.4 million at December 31, 1999 represents the Bank's largest single commercial real estate loan to one borrower. The loan is on a shopping center located in Carol Stream, Illinois and is current as to the payment of principal and interest at December 31, 1999. At December 31, 1999, the Bank's ten largest commercial real estate loans totaled $17.4 million, all of which are current and performing in accordance with their original terms.

     Other Lending. The Bank's other lending activities consist of consumer lending, primarily home equity loans, fixed-rate second mortgage loans, and to a lesser extent, commercial business lending. On December 31, 1999, outstanding balances on home equity lines represented $98.5 million or 2.5% of the Bank's total loan portfolio. Home equity lines of credit are generally extended up to 85% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate minus .50% to plus
 .50%, based on balances drawn. To a lesser extent, the Bank offers home equity lines of credit at greater than 85% of the appraised value of the property. The interest rate on greater than 85% loan-to-value lines of credit is the designated prime rate plus an increment tiered by the percentage borrowed. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity loans consist of $48.4 million of primarily fixed-rate, second mortgage loans that generally amortize over a five to ten year period.

     Letters of Credit. At December 31, 1999, the Bank had $15.7 million in standby letters of credit, one of which totals $6.5 million to enhance a developer's industrial revenue bond financing of commercial real estate parcel located in the Bank's market area, and included in foreclosed real estate. See "Asset Quality and Allowance for Loan Losses."

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

     The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $62.6 million, compared to $26.6 million for the year ended December 31, 1998.

     All of the mortgage-backed securities and CMOs in the Bank's portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. Coupon rates at December 31, 1999, ranged from 5.40% to 16.25%. At December 31, 1999, mortgage-backed securities, totaled $134.0 million, or 2.9% of total assets. At December 31, 1999, the Bank's mortgage-backed securities portfolio had a market value of $131.8 million.

     The following table sets forth the Bank's originations, purchases, sales, swaps and principal repayments of loans receivable and mortgage-backed securities for the periods indicated.

                                                                Year Ended December 31,
                                                          -----------------------------------
                                                             1999         1998        1997
                                                          -----------  ----------  ----------
                                                                     (In thousands)
Loans receivable:
 Loans originated:
 Adjustable-rate loans originated:
  One-to four-family                                      $  432,649     213,038     277,788
  Multi-family                                                34,129      18,557      16,803
  Commercial                                                   4,620         906         260
  Construction                                                31,366      31,397      22,739
  Land                                                        14,389       8,335       8,156
  Commercial business                                          1,030         459         811
  Consumer                                                    76,252      67,041      63,572
                                                          ----------   ---------   ---------
   Total adjustable-rate loans originated                    594,435     339,733     390,129
Fixed-rate loans originated:
 One-to four-family                                          712,942   1,012,400     396,823
 Multi-family                                                  9,229      13,087       7,503
 Commercial                                                      938       1,015         133
 Construction                                                     --          --         890
 Land                                                         10,589       7,387       6,738
 Consumer                                                     38,579      33,672      35,079
                                                          ----------   ---------   ---------
  Total fixed-rate loans originated                          772,277   1,067,561     447,166
                                                          ----------   ---------   ---------
  Total loans originated                                   1,366,712   1,407,294     837,295
Loans purchased:
 Fixed-rate one- to four-family real estate                   36,521     186,584     120,385
 Adjustable-rate one- to four-family real estate             307,567     159,607     133,791
 Other                                                           537         524         353
                                                          ----------   ---------   ---------
  Total loans purchased                                      344,625     346,715     254,529
                                                          ----------   ---------   ---------
  Total loans originated and purchased                     1,711,337   1,754,009   1,091,824
                                                          ----------   ---------   ---------
Loans acquired through acquisitions                              399     245,245          --
Loans sold:
 One- to four-family (fixed-rate)                            340,308     410,944     102,459
 Consumer loans                                                1,023       1,164       1,354
                                                          ----------   ---------   ---------
  Total loans sold                                           341,331     412,108     103,813
Mortgage loan swaps (fixed-rate)                              62,583      26,605       3,358
Transfer to foreclosed real estate and charge-offs             6,540       3,864       6,526
Amortization and prepayments                                 736,956     942,101     706,608
                                                          ----------   ---------   ---------
  Total loans sold, loan swaps, transfers,
  amortization and prepayments                             1,147,410   1,384,678     820,305
                                                          ----------   ---------   ---------
Net increase                                              $  564,326     614,576     271,519
                                                          ==========   =========   =========
Mortgage-backed securities:
 Mortgage-backed securities purchased                     $       --      16,218          --
 Mortgage-backed securities swaps                             62,583      26,605       3,358
 Mortgage-backed securities sold                             (62,583)    (26,605)     (3,358)
 Sale of residual interests in finance subsidiaries               --     (30,160)         --
 Amortization and prepayments                                (49,142)    (84,956)    (76,750)
                                                          ----------   ---------   ---------
Net decrease                                              $  (49,142)    (98,898)    (76,750)
                                                          ==========   =========   =========

Asset Quality and Allowance for Loan Losses

     When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank contacts the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will initiate foreclosure proceedings. Interest income on loans is reduced by the full amount of accrued and uncollected interest on loans that are in process of foreclosure or otherwise determined to be uncollectible.

     Delinquent Loans. At December 31, 1999, 1998, and 1997, delinquencies in the Bank's portfolio were as follows:

                                         61-90 Days                                   91 or More Days
                          ----------------------------------------       --------------------------------------------
                                         Principal                                       Principal
                           Number        Balance of       Percent         Number        Balance  of          Percent
                             of          Delinquent          of             of          Delinquent              of
                           Loans           Loans          Total(1)        Loans            Loans             Total(1)
                          -------        ----------       --------       -------        -----------          --------
                                                            (Dollars in thousands)
December 31, 1999            63             $6,280          .16%           130            $13,224              .34%
                             ==             ======          ===            ===            =======              ===
December 31, 1998            41             $4,259          .13%           109            $13,163              .41%
                             ==             ======          ===            ===            =======              ===
December 31, 1997            32             $2,697          .10%            86            $10,134              .37%
                             ==             ======          ===            ===            =======              ===

------------
(1) Percentage represents principal balance of delinquent loans to total loans outstanding.


     Non-Performing Loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans that are not individually significant (i.e. loans under $1.0 million), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses these criteria on one- to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has occurred as a result of the book value exceeding the fair value.

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

                                                                                  December 31,
                                                                     ---------------------------------   June 30,
                                                                      1999     1998     1997     1996      1996
                                                                     -------  ------   ------   ------   --------
                                                                             (Dollars in thousands)
One-to four-family and multi-family loans:
  Non-accrual loans(1)                                               $12,548  10,641    7,039    7,680      5,415
  Accruing loans 91 or more days overdue                                 771   1,381    2,071      896      1,940
                                                                     -------  ------   ------   ------     ------
    Total                                                             13,319  12,022    9,110    8,576      7,355
                                                                     -------  ------   ------   ------     ------
Commercial real estate, construction and land loans:
  Non-accrual loans(1)                                                   607   1,284    1,240    3,762        433
  Accruing loans 91 or more days overdue                                  --      --       --      699        459
  Restructured or renegotiated                                            --      --       --       --      4,299
                                                                     -------  ------   ------   ------     ------
    Total                                                                607   1,284    1,240    4,461      5,191
                                                                     -------  ------   ------   ------     ------
Other loans:
  Non-accrual loans (1)                                                1,683     721      181      353        287
  Accruing loans 91 or more days overdue                                  41      22      124       74         --
                                                                     -------  ------   ------   ------     ------
    Total                                                              1,724     743      305      427        287
                                                                     -------  ------   ------   ------     ------
Total non-performing loans:
  Non-accrual loans (1)                                               14,838  12,646    8,460   11,795      6,135
  Accruing loans 91 or more days overdue                                 812   1,403    2,195    1,669      2,399
  Restructured or renegotiated                                            --      --       --       --      4,299
                                                                     -------  ------   ------   ------     ------
    Total                                                            $15,650  14,049   10,655   13,464     12,833
                                                                     =======  ======   ======   ======     ======
Non-accrual loans to total loans                                         .38%    .39%     .31%     .48%       .27%
Accruing loans 91 or more days overdue to total loans                    .02     .04      .08      .07        .10
Restructured or renegotiated to total loans                               --      --       --       --        .19
                                                                     -------  ------   ------   ------     ------
    Non-performing loans to total loans                                  .40%    .43%     .39%     .55%       .56%
                                                                     =======  ======   ======   ======     ======
Foreclosed real estate:
  One-to four-family                                                 $ 1,220   1,736      489    1,257        888
  Commercial real estate                                               6,195   6,621       --       --         --
                                                                     -------  ------   ------   ------   --------
    Total foreclosed real estate, net of related reserves            $ 7,415   8,357      489    1,257        888
                                                                     =======  ======   ======   ======   ========
Total non-performing assets                                          $23,065  22,406   11,144   14,721     13,721
                                                                     =======  ======   ======   ======   ========
Total non-performing assets to total assets                              .50%    .54%     .32%     .46%       .44%
                                                                     =======  ======   ======   ======   ========

------------
(1) Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.


     For the years ended December 31, 1999, 1998 and 1997, the amount of interest income that would have been recorded on non-accrual loans amounted to $457,000, $421,000 and $633,000 respectively, if the loans had been current. For the year ended December 31, 1999, interest income on non-accrual loans that was included in net income amounted to $387,000.

     Non-performing loans increased $1.6 million to $15.6 million at December 31, 1999, primarily in one-to-four family residential loans. Non-performing commercial real estate, construction and land loans decreased by $677,000 to $607,000 as of December 31, 1999. Asset quality measured by non-performing loans to total loans receivable was excellent at .40% as of December 31, 1999.

     Foreclosed real estate includes $6.1 million related to a previously non-performing $500,000 second mortgage on a commercial real estate loan the Bank took title to in January 1998. In conjunction with the foreclosure, the Bank assumed the first mortgage on this property, a $6.0 million industrial revenue bond. During 1999, the Bank took a fair value writedown of $400,000 on this property. The industrial revenue bond is current as to interest payments as of December 31, 1999, and carries an interest rate of 4.20%. The industrial revenue bond is assumable by any purchaser of the underlying collateral. The Bank has issued a standby letter of credit against the industrial revenue bond. The property is currently being marketed for sale by a commercial real estate broker.

     Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified, "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

     In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 1999 and 1998, all of the Bank's non-performing loans were classified as substandard.

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



                                                                                                   Six             Year
                                                      Year Ended December 31,                  Months Ended        Ended
                                            -------------------------------------------         December 31,      June 30,
                                              1999             1998              1997               1996            1996
                                            --------          -------           -------        -------------    -----------
                                                                        (Dollars in thousands)
Balance at beginning of period              $16,770           15,475            17,914               17,254          9,197
Charge-offs:
 One- to four-family                           (522)            (290)             (637)                 (49)          (376)
 Commercial                                     (88)             (25)           (2,994)                  --             --
 Consumer                                      (101)             (87)              (81)                 (17)            --
                                            -------           ------            ------               ------       --------
                                               (711)            (402)           (3,712)                 (66)          (376)
                                            -------           ------            ------               ------       --------
Recoveries:
 One- to four-family                            105                1               106                   25             --
 Commercial                                      --               --                 5                   --             10
 Consumer                                        12               50                12                    1              1
                                            -------           ------            ------               ------       --------
                                                117               51               123                   26             11
                                            -------           ------            ------               ------       --------
Charge-offs, net of recoveries                 (594)            (351)           (3,589)                 (40)          (365)
Provision for loan losses                     1,100              800             1,150                  700            700
Balance related to acquisition                   --              846                --                   --          7,722
                                            -------           ------            ------               ------       --------
Balance at end of period                    $17,276           16,770            15,475               17,914         17,254
                                            =======           ======            ======               ======       ========
Net charge-offs to average
 loans outstanding                              .02%             .01               .14                   --            .03
Allowance for loan losses
 to total loans receivable                      .44%             .52               .57                  .73            .75
Allowance for loan losses
 to total non-performing loans               110.39%          119.37            145.24               133.05         134.45
Allowance for loan losses
 to total non-performing assets               74.90%           74.85            138.86               121.69         124.75
                                            =======           ======            ======               ======       ========

     At December 31, 1999, the Bank maintained no specific reserves on its loan portfolio, and is unaware of any specifically identifiable charge-offs in its loan portfolio. The following table sets forth the Company's allocation of its allowance for loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category: it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.

                                                               Year ended December 31,
                                   ------------------------------------------------------------------------------
                                             1999                     1998                       1997
                                   -------------------------  ------------------------  -------------------------
                                              Loan category              Loan category              Loan category
                                                as a % of                  as a % of                  as a % of
                                   Allowance   Total Loans    Allowance   Total Loans    Allowance   Total Loans
                                   ---------  --------------  ---------  --------------  ---------  --------------
                                                               (Dollars in thousands)
One- to four-family residential      $ 8,705       89.37%       $ 8,302       88.74%       $ 8,733       88.51%
Multi-family                           1,235        4.22          1,025        4.11            784        3.85
Commercial real estate                 2,078        0.99          2,354        1.29          1,972        1.31
Construction                             256        0.71            256        0.85            171        0.63
Land                                     346        0.73            296        0.74            294        0.90
Consumer                               1,085        3.98            854        4.27            774        4.80
Unallocated portion                    3,571          NA          3,683          NA          2,747          NA
                                     -------      ------        -------      ------        -------      ------
Total                                $17,276      100.00%       $16,770      100.00%       $15,475      100.00%
                                     =======      ======        =======      ======        =======      ======

     At December 31, 1999, the Bank's loan portfolio consisted of 89.4% of one- to four-family real estate loans, with an additional 3.9% being equity lines of credit or home equity loans on one- to four-family real estate. Based on the Bank's historical high asset quality, low charge-off experience and concentration on one- to four-family lending in its market area, management considers the risk of loss due to these loans as minimal. The remaining 6.7% of the Bank's portfolio, or $263.1 million, consists of multi-family mortgage, commercial real estate, construction, land, and other loans. These loans generally tend to exhibit greater risk of loss than do one- to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties. Management has addressed these risks through its underwriting standards.

     With respect to multi-family loans, the Bank has traditionally limited its lending to small apartment buildings, (less than 36 units) which management believes have lower risk than larger properties. At December 31, 1999, in the Bank's $164.9 million multi-family portfolio, ten loans are on properties greater than 36 units and the average multi-family loan size is $295,000. In addition, almost all of the Bank's construction and land loans are on one- to four family residential properties. All of the Bank's multi-family, construction and land loans are secured by properties located in the Chicago metropolitan area.

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

     The Bank is required to maintain liquid assets at minimum levels. See "Regulation and Supervision - Federal Savings Institution Regulation - Liquidity." The Bank's liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. The Bank invests overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions' financial condition. The Bank generally limits overnight federal funds sold investments to $65.0 million at any one institution.

     The table below sets forth information regarding the carrying value, weighted average yields and maturities of the Company's investment securities.

                                                                                  At December 31, 1999
                                               ----------------------------------------------------------------------------------
                                                    One Year               1 to                 5 to               More than
                                                     or Less              5 Years             10 Years             10 Years
                                               -------------------  -------------------  -------------------  -------------------
                                                         Weighted             Weighted             Weighted             Weighted
                                               Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                                                Value      Yield     Value      Yield     Value      Yield     Value      Yield
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                                (Dollars in thousands)
U.S. Government and agency
  securities:
     Held to maturity                           $    --        --%   $ 9,983      7.31%   $    --        --%   $    --        --%
     Available for sale                          15,006      6.04     31,158      6.21     27,629      6.77      4,825      6.65
Marketable equity securities (1)
     Common stock                                    --        --         --        --         --        --      6,100      6.77
     Preferred stock                                 --        --         --        --         --        --      4,146      3.05
Other investment securities:
     Held to maturity                                --        --      2,016     12.00         --        --         --        --
     Available for sale                           9,315      5.99     26,098      6.14     30,798      6.87     39,030      7.38
                                               --------              -------             --------              -------
        Total                                   $24,321      6.02%   $69,255      6.51%   $58,427      6.82%   $54,101      6.91%
                                               ========     =====    =======     =====    =======     =====    =======     =====

                                                                               December 31, 1999
                                                        -----------------------------------------------------------------
                                                                           Total Investment Securities
                                                        -----------------------------------------------------------------
                                                          Average                                              Weighted
                                                           Life            Carrying           Market            Average
                                                         In Years            Value             Value             Yield
                                                        ----------        ----------        ----------        -----------
                                                                                 (Dollars in thousands)
U.S. Government and agency
  securities:
     Held to maturity                                        4.38          $  9,983          $ 10,305              7.31%
     Available for sale                                      5.38            78,618            78,618              6.40
Marketable equity securities (1)
     Common stock                                               -             6,100             6,100              6.77
     Preferred stock                                            -             4,146             4,146              3.05
Other investment securities:
     Held to maturity                                        5.01             2,016             2,016             12.00
     Available for sale                                     11.48           105,241           105,241              6.80
                                                                           --------          --------
         Total                                               8.69          $206,104          $206,426              6.65%
                                                            =====          ========          ========             =====

-------------
    (1) Marketable equity securities with no stated maturity are included in the "More than 10 Years" category, and are categorized as available for sale.

     The following table sets forth certain information regarding the book value of the Company's and the Bank's liquidity and investment securities portfolio at the dates indicated. At December 31, 1999 and 1998, the fair value of the investment securities portfolio was $206.4 million and $211.3 million, respectively.

                                                    December 31,
                                             --------------------------
                                               1999     1998     1997
                                             --------  -------  -------
                                                   (In thousands)
Interest-bearing deposits                    $ 51,306   24,564   57,197
                                             ========  =======  =======
Federal funds sold                           $ 35,013   79,140   50,000
                                             ========  =======  =======
Investment securities:
Available for sale:
  U.S. Government and agency securities      $ 78,618  119,261   60,933
  Marketable equity securities                 10,246   15,042   14,023
  Other investment securities                 105,241   64,657   44,554
                                             --------  -------  -------
   Total investments available for sale       194,105  198,960  119,510
                                             --------  -------  -------
Held to maturity:
  U.S. Government and agency securities         9,983    9,980   24,844
  Other investment securities                   2,016    1,127      424
                                             --------  -------  -------
   Total investments held to maturity          11,999   11,107   25,268
                                             --------  -------  -------
   Total investment securities               $206,104  210,067  144,778
                                             ========  =======  =======


     The classification of investments as held to maturity, available for sale, or for trading purposes is made at the time of purchase based upon management's intent at that time. At December 31, 1999, $194.1 million of investment securities were classified as available for sale and recorded at fair value (cost basis of $199.6 million). At December 31, 1998, $199.0 million were classified as available for sale (cost basis of $198.0 million). All balances exclude the Bank's required investment of stock in the Federal Home Loan Bank of Chicago, which was $75.0 million and $50.9 million at December 31, 1999, and 1998, respectively.

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

     Deposit Portfolio. The following table sets forth the distribution and the weighted average nominal interest rates of the Bank's average deposit accounts for the years indicated:

                                                                             Year Ended
                                 --------------------------------------------------------------------------------------------------
                                        December 31, 1999                December 31, 1998                 December 31, 1997
                                 -------------------------------  --------------------------------  -------------------------------
                                              Percent   Weighted               Percent    Weighted               Percent   Weighted
                                                of      Average                  of       Average                  of      Average
                                  Average      Total    Nominal    Average      Total     Nominal    Average      Total    Nominal
                                  Balance    Deposits     Rate     Balance    Deposits     Rate      Balance    Deposits     Rate
                                 ----------  ---------  --------  ----------  ---------  ---------  ----------  ---------  --------
                                                                       (Dollars in thousands)
   Passbook accounts             $  737,322     27.65%     2.48%  $  647,515     27.67%      2.65%  $  659,391     28.79%     2.85%
   Interest bearing NOW
    accounts                        210,525      7.90      1.28      174,003      7.44       1.34      153,842      6.71      1.56
   Non-interest bearing
    checking                         62,508      2.34        --       50,662      2.16         --       39,280      1.71        --
   Commercial checking accounts      50,252      1.88        --       42,127      1.80         --       33,829      1.48        --
                                 ----------    ------             ----------    ------              ----------    ------
     Total passbook, NOW and
      checking accounts           1,060,607     39.77      1.98      914,307     39.07       2.13      886,342     38.69      2.39
                                 ----------    ------             ----------    ------              ----------    ------
   Money market accounts            158,991      5.96      3.40      134,208      5.74       3.37      130,121      5.68      3.41
   Jumbo deposits                    32,659      1.22      4.90       17,713      0.76       5.47       22,035       .96      5.47
   Certificate accounts with
    original maturities of:
     91 days or less                 50,173      1.88      4.30       33,849      1.45       4.61       23,660      1.03      4.81
     6 months                       273,997     10.28      4.48      254,200     10.86       5.10      292,638     12.77      5.21
     8 months                       134,009      5.03      4.74       26,303      1.12       5.00           --        --        --
     9 months                            --        --        --           --        --         --        1,558       .07      5.19
     10 months                       71,647      2.69      5.34      100,888      4.31       5.44        5,964       .26      5.64
     11 months                       61,957      2.32      4.87           --        --         --           --        --        --
                                 ----------    ------             ----------    ------              ----------    ------
      Total jumbo certificates
       of deposits and 7-day
       to 11 month certificate
       accounts                     624,442     23.42      4.68      432,953     18.50       5.15      345,855     15.09      5.21
                                 ----------    ------             ----------    ------              ----------    ------
   Certificate accounts with
    original maturities of:
     12 months                      158,491      5.95      4.69      170,430      7.28       5.33      211,686      9.24      5.39
     13 months                           --        --        --           --        --         --        8,914       .39      5.83
     15 months                       19,959      0.75      4.95        5,639       .24       5.20           --        --        --
     18 months                      252,819      9.48      5.11      296,749     12.68       5.66      128,695      5.62      5.77
     19 months                          126      0.00      5.80       82,306      3.52       5.93      176,418      7.70      5.91
     24 months                       66,329      2.49      4.86       15,542      0.66       5.61       42,685      1.86      5.64
     25 months                       15,595      0.58      5.45           --        --         --           --        --        --
     30 months                      104,285      3.91      5.63       78,080      3.34       5.83      103,031      4.50      6.15
     35 months                       11,130      0.42      5.74           --        --         --           --        --        --
     36 months                       37,626      1.41      7.74        7,191      0.31       5.46       16,355       .71      5.56
     42 months                       17,582      0.66      5.58       26,560      1.13       6.13       30,445      1.33      6.15
     60 months                      104,454      3.92      5.97      130,123      5.56       6.04      143,108      6.25      6.01
     61 months to 120 months         34,056      1.28      6.06       46,008      1.97       6.89       67,362      2.94      7.52
                                 ----------    ------             ----------    ------              ----------    ------
      Total 12-month to
       120-month certificate
       accounts and other
       certificate accounts         822,452     30.85      5.37      858,628     36.69       5.77      928,699     40.54      5.92
                                 ----------    ------             ----------    ------              ----------    ------
      Total deposits             $2,666,492    100.00%     3.74%  $2,340,096    100.00%      4.09%  $2,291,017    100.00%     4.30%
                                 ==========    ======      ====   ==========    ======       ====   ==========    ======      ====

     The net increase in deposits in 1999 is primarily due to $22.2 million acquired from the branch acquisition, interest credited to deposits, offset by outflows during the period. In 1998, the increase in deposits is primarily due to the acquisition of Westco. The following table presents the deposit activity of the Bank for the periods indicated:

                                           Year Ended December 31,
                                   --------------------------------------
                                       1999         1998         1997
                                   ------------  -----------  -----------
                                                (In thousands)
Deposit transactions               $ 9,323,669    7,603,609    6,274,978
Withdrawal transactions             (9,399,302)  (7,636,545)  (6,294,936)
                                   -----------   ----------   ----------
Net withdrawal transactions            (75,633)     (32,936)     (19,958)
Interest credited on deposits           97,510       90,651       94,873
                                   -----------   ----------   ----------
  Net transaction activity              21,877       57,715       74,915
Deposits acquired, net                  22,195      262,144           --
Amortization of premiums                (1,702)          --         (128)
                                   -----------   ----------   ----------
  Net increase in deposits         $    42,370      319,859       74,787
                                   ===========   ==========   ==========


     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1999, 1998, and 1997, and the periods to maturity of the certificate accounts outstanding at December 31, 1999:

                                                                 Period to Maturity December 31, 1999
                                        December 31,             -------------------------------------
                            -----------------------------------   Within    1 to 3    Over
                               1999         1998        1997     One Year    Years   3 Years    Total
                            ----------  ------------  ---------  ---------  -------  -------  ---------
                                                          (In thousands)
Certificate accounts:
  Less than 5.00%           $  525,916       425,242     31,286    494,111   21,667   10,138    525,916
  5.00% to 5.99%               774,505       823,619    939,265    556,403  182,734   35,368    774,505
  6.00% to 6.99%               130,976       167,371    286,476     47,209   73,476   10,291    130,976
  7.00% to 7.99%                28,614        24,391     12,048     27,710      783      121     28,614
  8.00% and greater              9,331        14,080     28,136      9,331        -        -      9,331
                            ----------     ---------  ---------  ---------  -------   ------  ---------
   Total                    $1,469,342     1,454,703  1,297,211  1,134,764  278,660   55,918  1,469,342
                            ==========     =========  =========  =========  =======   ======  =========


     At December 31, 1999, the Bank had outstanding $224.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:


           Period to Maturity                               Amount
           ------------------                            --------------
                                                         (In thousands)
       Three months or less                                $ 61,674
       Over three through six months                         55,140
       Over six through 12 months                            57,978
       Over 12 months                                        49,991
                                                           --------
          Total                                            $224,783
                                                           ========

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from FHLB of Chicago, and reverse repurchase agreements, when they are a less costly source of funds or can be reinvested at a positive rate of return.

     A summary of the Company's borrowed funds at December 31, 1999 and 1998 is as follows:

                                                                 December 31, 1999                     December 31, 1998
                                                       ---------------------------------------      ----------------------
                                                                          Weighted                  Weighted
                                                       Interest Rate      Average                   Average
                                                           Range           Rate       Amount         Rate         Amount
                                                       -------------      --------  ----------      --------    ----------
                                                                          (Dollars in thousands)
Fixed-rate advances from FHLB due:
 Within 1 year                                         5.63% - 7.91%       6.63%       105,000       6.31%      $  190,000
 1 to 2 years                                          5.07  - 6.84        6.28        390,000       6.63          105,000
 2 to 3 years                                          5.75  - 6.43        6.21        275,000       6.41          165,000
 3 to 4 years                                          5.84  - 6.78        6.35         55,500       5.97           55,000
 4 to 5 years                                          6.48  - 6.61        6.54         65,000       6.39              500
 5 to 6 years                                          4.87  - 6.73        5.57        105,000         --               --
 6 to 8 years                                            --  -   --          --             --       5.10           75,000
 Greater than 8 years                                  4.81  - 5.86        5.30        385,000       5.26          285,000
                                                       ------------                  ---------                  ----------
   Total fixed rate advances                           4.81  - 7.91        5.98      1,380,500       5.90          875,500

Adjustable-rate advances from FHLB due:
 Within 1 year                                           --  -   --          --             --       5.24           50,000
 1 to 2 years                                          6.08  - 6.62        6.35         50,000         --               --
 2 to 3 years                                          6.62  - 6.62        6.62         25,000       5.37           25,000
 Greater than 3 years                                  6.26  - 6.26        6.26         25,000       5.06           25,000
                                                       ------------                  ---------                  ----------
   Total adjustable rate advances                      6.08  - 6.62        6.40        100,000       5.23          100,000
                                                       ------------                  ---------                  ----------
   Total advances from FHLB                            4.81  - 7.91        6.01      1,480,500       5.83          975,500
                                                       ============                  =========                  ==========

Fixed-rate reverse repurchase agreements                                   5.86          9,963       6.35           20,000
Unsecured term bank loan                                                   7.17         29,900       6.28           33,000
Other borrowing                                                            4.20          6,000       3.35            6,000
                                                                                     ---------                  ----------
  Total borrowed funds                                                     6.02%     1,526,363       5.84%       1,034,500
                                                                           ====      =========       ====       ==========

Federal Home Loan Bank of Chicago Advances

     The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by secured borrowings from any other source. At December 31, 1999, the Bank's FHLB of Chicago advances totaled $1.5 billion, representing 31.8% of total assets.

     Included in FHLB of Chicago advances at December 31, 1999 are $485.0 million of fixed-rate advances and $25.0 million of adjustable-rate advances with original scheduled maturities of 2 to 10 years, which are callable at the discretion of the FHLB of Chicago at periods from 1 to 7 years from the origination date. The average term to maturity on these advances is 7.8 years, while the average term to call is 2.7 years. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advances prior to their final maturity. If called, the FHLB of Chicago will provide replacement funding at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions.

  Unsecured Term Bank Loan

     The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of Northwestern. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible, in whole or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. To date, management has not chosen to fix the rate of interest on this loan. The loan requires increasing annual principal payments starting in December 1997 with $9.2 million due at the final maturity of the loan on December 31, 2003. The Company made its scheduled principal payment on the loan on December 31, 1999 in the amount of $3.1 million and the remaining principal amount outstanding at December 31, 1999 was $29.9 million. Prepayments of principal are allowed, but fixed-rate portions, if any, are subject to a prepayment penalty. In conjunction with the term bank loan, the Company also maintains a $20.0 million one year unsecured revolving line of credit that matures annually on April 30. The interest rate on the line of credit is currently the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. At December 31, 1999, no balance is outstanding on the line of credit. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1999, the Company was in compliance with these covenants.

     Subordinated Capital Notes. In November 1998, the Company called the entire balance of its Subordinated Capital Notes. Under the terms of the bond indenture, the call was made at par plus accrued interest, and resulted in an extraordinary charge to income of $456,000, or $.02 per diluted share, representing the after-tax impact of the remaining $750,000 of unamortized transaction costs, net of income tax benefits of $294,000.


Liquidity and Capital Resources

     The Company's principal assets are its investment in the Bank and in MAF Developments. To the extent that it does not generate significant earnings outside of these two subsidiaries, the Company's liquidity position is primarily dependent on dividends from the Bank. To date, excess cash flows at MAF Developments have primarily been used to fund new real estate projects, and to a lesser extent the Company's stock buyback program.

     The Bank's ability to pay dividends to the Company is dependent on its ability to generate earnings, and to meet regulatory restrictions. See "Regulation and Supervision - Limitation on Capital Distributions" for a detail of these restrictions. The Bank has not been restricted by these limitations in funding the necessary amounts needed by the Company for its operations. The Company received $35.0 million in dividends from the Bank in 1999, compared to $50.0 million in 1998, and $34.5 million in 1997.

     The primary uses of funds at the Company consist of principal and interest payments on borrowed funds, cash dividends, and stock repurchases. The Company has also funded loans to and investments in MAF Developments from time to time, although none was made in 1999. To the extent the Company has excess cash at any time, it will invest funds in investment securities, marketable equity securities or other interest-earning assets.

     During 1999, the Company made total interest payments of $2.4 million on its unsecured term bank loan (borrowed in conjunction with the acquisition of Northwestern) and revolving line of credit, as well as a scheduled payment of principal in the amount of $3.1 million.

     During 1999, the Company repurchased 1,543,762 shares for a total of $35.1 million (average price of $22.77), compared to 973,938 shares for a total of $22.7 million (average price of $23.32 per share) in 1998. The Company has used stock repurchase programs as a means of providing for future acquisitions, stock option exercises, and other general corporate purposes.

     Cash dividends paid to common shareholders totaled $7.6 million ($.34 per share declared) in 1999, compared to $5.3 million ($.257 per share declared) in 1998. The increase is primarily due to a 32% increase in the cash dividend rate in 1999 compared to 1998, as well as additional shares outstanding due to the acquisition of Westco. The most recent quarterly dividend of $.09 per share was paid on January 4, 2000. The payment of cash dividends is subject to the discretion of the Board of Directors and depends on a variety of factors, including operating results, financial position, and the ability for the Bank to pay dividends.

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

     Cash flows from operating activities primarily includes net income for the year, adjusted for items in net income that did not impact cash, as well as cash flow activity from mortgage banking activity. The Bank originated and purchased $252.7 million of loans for sale, and received $402.9 million in proceeds from sales and swaps during 1999. During the year, the Bank transferred $74.4 million of fixed rate loans receivable to loans held for sale, recorded a nominal lower of cost adjustment and subsequently sold the loans. The transfer was made for interest-rate risk and liquidity management purposes. The Bank had $12.6 million of loans held for sale at December 31, 1999, down from $89.4 million at December 31, 1998. The decrease in loans held for sale is due to rising interest rates that have led to an increase in adjustable-rate loan originations. Currently, the Bank is not selling any of its adjustable-rate loan production into the secondary market.

     Cash used in investing activities reflects the impact of loans and investments acquired for the Bank's interest-earning asset portfolios, as well as cash flows from asset sales, real estate held for development activity and the impact of business acquisitions. Cash used in investing activities totaled $653.1 million in 1999, compared to $324.0 million in 1998. During the current year, the Bank originated and purchased $1.46 billion of loans for investment, which were offset by $737.0 million of loan amortization and prepayments. Additionally, the Bank collected $49.1 million in amortization and prepayments from mortgage-backed securities, which were primarily reinvested into loans held for investment purposes. Purchases of investment securities declined in 1999 compared to 1998 as a higher portion of available funds were used to fund continued strong loan demand. Investments securities purchased by the Company totaled $100.4 million, financed mainly by maturities and sales of investments of $99.6 million. Cash flow from the Company's land development operations was positive, as sales of property of $46.4 million was offset by costs of land acquisition and development of $15.7 million.

     Cash provided from financing activities for Bank operations are primarily in the form of savings deposits, FHLB of Chicago advances and to a lesser extent, reverse repurchase agreements. Cash provided from financing activities totaled $476.1 million in 1999. During the current year, as a means to fund loan originations held for investment, the Bank borrowed a total of $790.0 million of FHLB of Chicago advances, which were offset by $285.0 million of maturities.

     At December 31, 1999, the Company believes it has sufficient cash to fund its outstanding commitments, or will be able to obtain the necessary funds from outside sources to meet its cash needs.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the year ended December 31, 1999, the Bank's average liquidity ratio was 7.4%. At December 31, 1999, total liquidity was $212.8 million, or 8.1%, which was $108.2 million in excess of the 4.0% regulatory requirement. This excess liquidity has provided the Bank with the flexibility needed to maintain its short-term gap ratios within strategic limits, as well as most recently, to fund the increased loan volume.

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

Subsidiary Activities

     MAF Developments and NW Financial. The Company engages in the business of purchasing unimproved land for development into residential subdivisions of single family lots through two wholly-owned subsidiaries. MAF Developments is a wholly-owned subsidiary of the Company, while NW Financial is a wholly-owned subsidiary of the Bank. The Company has been engaged in this activity since 1974, and since that time has developed and sold over 5,300 lots in 24 different subdivisions primarily in the western suburbs of Chicago. These subsidiaries act as sole principal or as a joint venture partner in their developments. The subsidiaries historically have provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project, generally 50%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions.

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

     OTS regulations impose restrictions on the Bank's participation in real estate development activities. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements." In 1993, the Company formed a wholly-owned subsidiary, MAF Developments, to continue its land development activities. As a subsidiary of the Company, the activities of MAF Developments are not restricted by OTS regulations as they are for the Bank. The Bank also plans to limit the activity of NW Financial to the completion of its existing projects.

     The following is a summary as of December 31, 1999, of the residential real estate projects NW Financial and MAF Developments currently has an interest in:


                                                                                     Lots
                                       Date        Number of        Number       Available For
                                       Land          Lots          Sold but       Development        Total        Investment
 Description of Project              Acquired        Sold         Not Closed        or Sale           Lots          Balance
-------------------------            --------      ---------      ----------     -------------       -----        ----------
                                                             (Dollars in thousands)
NW Financial:
 Woodbridge                              2/90          531             --              --             531          $   400
 531 single-family homes
 48-acre commercial parcel

 Reigate Woods                          10/93           75              3               7              85            2,112
 85 single-family homes

MAF Developments:
 Tallgrass of Naperville           11/96-1/99          272            226             428             926           11,720
 926 residential lots

 Creekside of Remington                   N/A           95             75              --             170            1,657
 170 residential lots
                                                                                                                   -------
                                                                                                                   $15,889
                                                                                                                   =======


     The following table is a summary of the Bank's investment in and advances to Mid America Investments and NW Financial at the dates indicated:


                                               December 31,
                                          ----------------------
                                           1999    1998    1997
                                          ------  ------  ------
                                              (In thousands)
                 Common stock             $2,486   2,486   1,657
                 Retained earnings         2,657   8,179  12,285
                 Intercompany advances     2,787   1,853   1,409
                                          ------  ------  ------
                                          $7,930  12,518  15,351
                                          ======  ======  ======

     During the years ended December 31, 1999, 1998, and 1997, Mid America Investments and NW Financial paid aggregate dividends of $9.0 million, $5.5 million, and $1.2 million, respectively, to the Bank. The remaining investment at December 31, 1999 is a deduction for the Bank in computing its regulatory capital requirements.

     The following is a description of the projects currently under development:

  Tallgrass of Naperville

     MAF Developments, Inc., with a venture partner who shares in 40% of the profits, has invested in 447 acres in three separate parcels from 1996 to 1999 for the development of 926 residential lots in Naperville, Illinois. As of December 31, 1999, the Company's investment was $11.7 million.


  Creekside of Remington

     MAF Developments, Inc. entered into a joint venture agreement to develop 170 lots in Bolingbrook, Illinois. The joint venture partner contributed the land while MAF Developments contributes development costs. Each joint venture partner receives 50% of the profit of the project. Development commenced in late fiscal 1994 in the first unit that consists of 91 lots. At December 31, 1999, the Company's investment in Creekside of Remington was $1.7 million. The Company entered into a sale agreement with a third party for the remaining 75 lots. In April, 1999, 42 lots were sold with a second sale for the remaining lots scheduled for April 2000.

  Harmony Grove

     MAF Developments, Inc. entered into a joint venture to develop 386 lots in Naperville, Illinois by purchasing, from its venture partner, 160 acres of land, which included a 5-acre commercial parcel. The joint venture partner shares in 50% of the profits. Final lot sales closed during 1999.


  Reigate Woods

     Reigate Woods consists of approximately 106 acres of land in Green Oaks, Illinois. The subdivision was developed into 85 lots for single-family home construction in conjunction with a developer, who shares in 50% of the profits of the project. The project is funded solely by funds from NW Financial. The Company's investment at December 31, 1999 was $2.1 million.


  Woodbridge

     Woodbridge consists of 341 acres of land in Elgin, Illinois. The project is being developed with a developer who shares in 50% of the project's profits. The project includes 232 acres for the construction of 531 single-family homes, which is complete, and 48 acres of commercially-zoned property. At December 31, 1999, the Company has an investment of $400,000, all related to the remaining 7 acres of unsold commercial property. At December 31, 1999, 3.2 acres are under contract.

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

     The CMOs were issued in four maturity classes. The actual maturity of each class of CMO varies according to the timing of the cash receipts from the underlying collateral. The CMOs were accounted for as a financing transaction and were reflected as borrowed funds in the consolidated financial statements of the Company.

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

     Mid America Insurance Agency. Mid America Insurance Agency, Inc. ("Mid America Insurance") is an indirect wholly-owned subsidiary of the Bank which provides insurance brokerage services, including personal and commercial insurance products, to the Bank's customers. For the years ended December 31, 1999, 1998 and 1997, Mid America Insurance generated pre-tax income of $75,000, $60,000, and $77,000, respectively.

     Mid America Investments. The Bank, through Mid America Investments, is a subscriber to INVEST, a registered broker-dealer that provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently 11 brokers are employed and operate from 16 Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between INVEST and the Bank. For the years ended December 31, 1999, 1998 and 1997, pre-tax income from INVEST operations was $836,000, $1.0 million, and $852,000, respectively.

Year 2000 Compliance

     During 1999, management completed its process of preparing for the Year 2000 date change. This process included a plan to identify potential problems with the Company's mainframe computer, its companywide PC-based network, as well as other operational issues that may have been hindered by system failures due to the Year 2000 bug. It also included testing and implementation of internal software, links with third party vendors in the normal course of business, as well as the development of a contingency plan to address the potential risks in the event of Year 2000 failures. To date, the Company has successfully managed the Year 2000 transition without experiencing any significant operational issues, nor is the Company aware of any significant Year 2000 issues experienced by borrowers or significant vendors of the Company.

     Although the Company feels that the Year 2000 problem is solved, unexpected problems in the Company's internal systems or third party non-compliance or service disruptions could still occur despite the Company's efforts to date. Management continues to monitor all of its business processes in order to address any Year 2000 computer issues that may arise.

     The Company estimates its total cost for Year 2000 compliance was approximately $500,000, a majority of which was expended in 1999. It currently expects that the continued cost to address any problems that may arise in 2000 will not be material.

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

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $7.9 million investment in Mid America Investments and NW Financial at December 31, 1999, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements. The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.

     At December 31, 1999 and 1998, the Bank was in compliance with the current capital requirements as follows:

                                                              December 31, 1999                December 31, 1998
                                                           ------------------------         ------------------------
                                                                         Percent of                       Percent of
                                                             Amount        Assets             Amount        Assets
                                                           ----------    ----------         ----------    ----------
                                                                           (Dollars in thousands)
Stockholder's equity of the Bank                           $  354,297        7.64%          $  341,568        8.36%
                                                           ==========       =====           ==========       =====
Tangible capital                                           $  288,177        6.32           $  266,793        6.67
Tangible capital requirement                                   68,391        1.50               60,009        1.50
                                                           ----------       -----           ----------       -----
Excess                                                     $  219,786        4.82           $  206,784        5.17
                                                           ==========       =====           ==========       =====
Core capital                                                  288,177        6.32              266,793        6.67
Core capital requirement                                      136,782        3.00              120,018        3.00
                                                           ----------       -----           ----------       -----
Excess                                                     $  151,395        3.32           $  146,775        3.67
                                                           ==========       =====           ==========       =====
Core and supplementary capital                             $  305,453       12.32           $  283,563       13.42
Risk-based capital requirement                                198,423        8.00              169,051        8.00
                                                           ----------       -----           ----------       -----
Excess                                                     $  107,030        4.32           $  114,512        5.42
                                                           ==========       =====           ==========       =====
Total Bank assets                                          $4,634,591                       $4,084,110
Adjusted total Bank assets                                  4,559,397                        4,000,600
Total risk-weighted assets                                  2,555,481                        2,196,644
Adjusted total risk-weighted assets                         2,480,286                        2,113,134
Investment in Bank's real estate subsidiaries                   7,930                           12,518
Goodwill and core deposit intangibles                          61,200                           62,219

The following table reflects the Bank's regulatory capital as of December 31, 1999 as it relates to these three capital requirements:

                                                                                                    Risk-
                                                          Tangible             Core                 Based
                                                          --------            -------              -------
                                                                       (Dollars in thousands)
Stockholder's equity of the Bank                          $354,297            354,297              354,297
Goodwill and core deposit intangibles                      (61,200)           (61,200)             (61,200)
Non-permissible subsidiary deduction                        (7,930)            (7,930)              (7,930)
Non-includible purchased mortgage servicing rights            (733)              (733)                (733)
Regulatory capital adjustment for available
 for sale securities                                         3,743               3,743                3,743
General allowance for loan losses                                -                   -               17,276
                                                          --------             -------              -------
 Regulatory capital                                       $288,177             288,177              305,453
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

  The Deposit Insurance Funds Act of 1996 (the "Funds Act") imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of 1.3 basis points, while SAIF deposits paid 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. As of December 31, 1999, the BIF and SAIF have not been merged.

  As a result of the Funds Act and the FDIC Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997. The Bank's assessment rate for the year ended December 31, 1999 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

   Impact of the Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "GLB Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

  The GLB Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

  The OTS has recently proposed regulations implementing the privacy protection provisions of the GLB Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information." The Company would be required to disclose our privacy policy, including identifying with whom the Company shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Company would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. The GLB Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

  The Company does not believe that the GLB Act will have a material adverse affect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, the Bank's limit on loans to one borrower was $43.2 million. At December 31, 1999, the Bank's largest aggregate outstanding balance of loans to any one borrower was $17.4 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 94.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations provide that an institution (i) which is not eligible for expedited treatment; or (ii) which its total amount of capital distributions for a calendar year exceeds its net income for that year to date plus its retained income for the proceeding two years; or (iii) which would not be at least adequately capitalized following the distribution; or (iv) which would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution, must submit an application to the OTS to receive approval of the capital distribution. Under any other circumstances, the Bank would be required to provide a written notice to the OTS 30 days prior to the capital distribution.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4% for 1999 and may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The Bank's liquidity ratio at December 31, 1999 was 8.14% which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank were $577,000 in 1999.

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

Federal Home Loan Bank System

  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 1999, the Bank was in compliance with this requirement, with an investment in FHLB of Chicago stock of $75.0 million. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998, and 1997, dividends from the FHLB of Chicago to the Bank amounted to $3.9 million, $2.6 million, and $2.0 million, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is currently $1,179,000 plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million, as the first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Impact of New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company does not believe this statement will have a material impact on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

  Asset/Liability Management and GAP Analysis. As part of its normal operations, the Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Bank's exposure to interest rate risk is reviewed at least quarterly by the Bank's asset/liability management committee ("ALCO") and the Board of Directors of the Company. The ALCO, which includes members of senior management, monitors the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains and determines risk management strategies.

  The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year.
Generally, a negative gap, where more interest-bearing liabilities are repricing or maturing than interest-earning assets, would tend to result in a reduction in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative gap would likely result in an improvement in net interest income. Management's goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management's expectation of future interest rate trends. The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank's cost of funds, for its own portfolio. Historically, the Bank has generally sold its conforming fixed-rate loan originations in the secondary market in order to maintain its interest rate sensitivity levels. During the eighteen to twenty-four month period ended June 30, 1999, the Bank had been retaining the majority of the non-conforming, fixed-rate originations and all of the prepayment protected fixed-rate loan originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the merger with Northwestern. These fixed rate loans were funded with intermediate to longer-term fixed rate FHLB advances, some of which contained call options at the discretion of the FHLB of Chicago.

  The Bank, except as noted below, has not used derivative financial instruments such as swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy discussed above, management does hedge the Bank's exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with FNMA and FHLMC with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In its wholesale lending operation, there is more risk due to the competitive inability to charge a rate lock fee to the mortgage brokers, which the Bank tries to offset by using higher assumed fallout rates. In addition, the Bank uses U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

  The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at December 31, 1999. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are annual rates of 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. Due to recent increases in market interest rates, $100.0 million of FHLB advances with final maturities ranging from 16 to 116 months, but callable in calendar 2000 are categorized as $50.0 million due in 6 months or less, and $50.0 million due between 6 months and 1 year in anticipation of them being called.

  The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified. Certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, such as the pricing of deposits. Additionally, certain assets such as hybrid adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, as interest rates change, loan prepayment rates will differ from those rates assumed by management in the table.

  Although management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank's operations, material and prolonged increases in interest rates may adversely affect the Bank's operations because the Bank's interest-bearing liabilities which mature or reprice within one year are currently greater than the Bank's interest-earning assets which mature or reprice within the same period.

                                                                               December 31, 1999
                                                    --------------------------------------------------------------------------
                                                     less than
                                                       1/2 Yr.    1/2 - 1 Yr.   1 - 3 Yrs.   3 - 5 Yrs.    5+ Yrs.     Total
                                                    -----------  ------------  -----------  -----------  ----------  ---------
                                                                                (Dollars in thousands)
Interest-earning assets:
 Loans receivable                                   $  527,599       400,524    1,448,402      305,909   1,219,411   3,901,845
 Mortgage-backed securities                             73,636        15,664       15,969       12,791      15,894     133,954
 Investment securities (1)                             146,585         6,696        7,332       39,484      81,032     281,129
 Interest-bearing deposits                              51,306             -            -            -           -      51,306
 Federal funds sold                                     35,013             -            -            -           -      35,013
                                                    ----------      --------    ---------     --------   ---------   ---------
   Total interest-earning assets                       834,139       422,884    1,471,703      358,184   1,316,337   4,403,247
 Impact of hedging activities (2)                       12,601             -            -            -     (12,601)          -
                                                    ----------      --------    ---------     --------   ---------   ---------
   Total net interest-earning assets,
    adjusted for impact of hedging activities          846,740       422,884    1,471,703      358,184   1,303,736   4,403,247
Interest-bearing liabilities:
 NOW and checking accounts                              18,916        17,308       63,348       39,350      83,619     222,541
 Money market accounts                                 162,303             -            -            -           -     162,303
 Passbook accounts                                      61,725        56,478      206,711      128,404     272,858     726,176
 Certificate accounts                                  778,161       358,327      277,791       46,096       9,926   1,470,301
 FHLB advances                                         190,000       115,000      615,000      120,500     440,000   1,480,500
 Other borrowings and subordinated debt                 45,863             -            -            -           -      45,863
                                                    ----------      --------    ---------     --------   ---------   ---------
   Total interest-bearing liabilities                1,256,968       547,113    1,162,850      334,350     806,403   4,107,684
                                                    ----------      --------    ---------     --------   ---------   ---------
Interest sensitivity gap                            $ (410,228)     (124,229)     308,853       23,834     497,333     295,563
                                                    ==========      ========    =========     ========   =========   =========
Cumulative gap                                      $ (410,228)     (534,457)    (225,604)    (201,770)    295,563
                                                    ==========      ========    =========     ========   =========
Cumulative gap as a percentage
 of total assets                                         (8.81)%      (11.47)       (4.84)       (4.33)       6.35
Cumulative net interest-earning assets as
 a percentage of interest-bearing liabilities            67.36 %       70.38        92.40        93.89      107.20

(1)  Includes $75.0 million of stock in FHLB of Chicago in 6 months or less.
(2)  Represents forward commitments to sell long-term fixed-rate mortgage loans.

  The Bank's cumulative one-year gap was a negative $534.5 million or (11.47)%, of total assets, compared with a negative $163.1 million or (4.23)% of total assets at December 31, 1998. The increase in negative cumulative one-year gap is due to the impact of estimated slower loan prepayments on the residential loan portfolio and the assumed call prior to maturity of the $100.0 million of FHLB advances callable in 2000 as discussed below. The increase in the negative gap makes the Company increasingly susceptible to declines in net interest income during a period of rising interest rates. At December 31, 1999, the Bank has $767.5 million of prepayment protected long-term fixed-rate mortgage loans in its portfolio, or 19.6% of total loans at an average interest rate of 6.86%. During a period of rising interest rates, long-term fixed-rate loans (with or without prepayment penalty clauses) tend to prepay at a slower pace than during stable or falling interest rates, which does not allow the Bank to reinvest into higher yielding assets as rates increase. At December 31, 1999, the Bank had $1.4 billion of fixed-rate FHLB of Chicago advances at a weighted-average rate of 5.90%, of which $485.0 million with a weighted-average rate of 5.18% contain call provisions at the discretion of the issuer. The portfolio of fixed-rate FHLB of Chicago advances has a weighted-average term to maturity of 52 months compared to a weighted-average term to the earlier of maturity or call of 31 months. At December 31, 1999, the Bank has $100.0 million of fixed-rate FHLB advances at a weighted average rate of 5.16% callable by the issuer in calendar 2000, $60.0 million of fixed-rate FHLB advances at a weighted average rate of 5.18% callable in calendar 2001 and $75.0 million at a weighted average rate of 4.98% callable in calendar 2002. Call provisions are more likely to be exercised at the discretion of the issuer during periods of increasing interest rates, which could require the Bank to refinance these borrowings at higher interest rates sooner than their respective maturity dates.

  Net Portfolio Value Analysis. Under OTS Thrift Bulletin 13a, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value ("NPV") and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits.

  Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of reviewing its overall interest-rate risk. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. The table below shows the change in NPV applying various rate shocks to the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1999 and 1998.

                                                 Estimated Increase    Percentage Increase
                              Estimated NPV      (Decrease) in NPV      (Decrease) in NPV
   Change in               -------------------  --------------------  ---------------------
 Interest rate              12/31/99  12/31/98  12/31/99   12/31/98    12/31/99   12/31/98
-------------------------  ---------  --------  --------   --------    --------   --------
                                               (Dollars in thousands)
200 basis point rise       $ 205,306   272,711  (134,036)   (88,007)      (39)%      (24)
100 basis point rise         278,243   323,955   (61,099)   (36,763)      (15)       (10)
Base scenario                339,342   360,718         -          -         -          -
100 basis point decline      378,980   378,655    39,638     17,936        12          5
200 basis point decline      396,377   382,975    57,035     22,257        17          6

  Primarily as a result of increased long-term interest rates, the Bank's net portfolio value ("NPV") at December 31, 1999 decreased $21.4 million to $339.3 million from $360.7 million at December 31, 1998. Due to a greater percentage of the Bank's mortgage loan portfolio being long-term and fixed-rate in nature, during a period of rising interest rates the Bank's interest-earning assets would decline in value at a faster pace than fixed-rate interest-bearing liabilities increase in value. As a result of the rise in rates and change in market risk during 1999, the Bank discontinued its origination of long-term prepayment protected fixed-rate mortgage loans for portfolio purposes. The Bank is emphasizing the origination of hybrid adjustable-rate mortgage loans for portfolio, which generally earn a lower interest rate than long-term fixed-rate mortgage loans. It is also attempting to extend maturities on certificate of deposit accounts and borrowings, both of which would have the impact of reducing the Company's negative cumulative one-year sensitivity gap.

  Interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

Item 8.  Financial Statements and Supplementary Data

                       MAF Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                                        December 31,
                                                                               ----------------------------
                                                                                   1999             1998
                                                                               -----------       ----------
                                                                                       (In thousands)
Assets
Cash and due from banks                                                        $   71,721          53,995
Interest-bearing deposits                                                          51,306          24,564
Federal funds sold                                                                 35,013          79,140
Investment securities, at amortized cost (fair value of $12,321 and $12,360)       11,999          11,107
Investment securities available for sale, at fair value                           194,105         198,960
Stock in Federal Home Loan Bank of Chicago, at cost                                75,025          50,878
Mortgage-backed securities, at amortized cost (fair value of $92,095 and
 $127,570)                                                                         94,251         128,538
Mortgage-backed securities available for sale, at fair value                       39,703          55,065
Loans receivable held for sale                                                     12,601          89,406
Loans receivable, net of allowance for loan losses of $17,276 and $16,770       3,871,968       3,229,670
Accrued interest receivable                                                        23,740          21,545
Foreclosed real estate                                                              7,415           8,357
Real estate held for development or sale                                           15,889          25,134
Premises and equipment, net                                                        42,489          40,724
Other assets                                                                       49,640          41,785
Intangible assets, net of accumulated amortization of $10,555 and $6,671           61,200          62,219
                                                                               ----------       ---------
                                                                               $4,658,065       4,121,087
                                                                               ==========       =========

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                       2,699,242       2,656,872
 Borrowed funds                                                                 1,526,363       1,034,500
 Advances by borrowers for taxes and insurance                                     34,767          30,576
 Accrued expenses and other liabilities                                            44,772          54,143
                                                                               ----------       ---------
   Total liabilities                                                            4,305,144       3,776,091
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued
  or outstanding                                                                        -               -
 Common stock, $.01 par value; 80,000,000 shares authorized; 25,420,650
  shares issued; 23,911,508 and 24,984,398 shares outstanding                         254             254
 Additional paid-in capital                                                       194,874         191,473
 Retained earnings, substantially restricted                                      198,156         159,935
 Stock in Gain Deferral Plan; 223,453 shares                                          511               -
 Accumulated other comprehensive income (loss)                                     (3,675)            425
 Treasury stock, at cost; 1,732,595 and 436,252 shares                            (37,199)         (7,091)
                                                                               ----------       ---------
  Total stockholders' equity                                                      352,921         344,996
Commitments and  contingencies                                                 $4,658,065       4,121,087
                                                                               ==========       =========

See accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                                                           Year Ended December 31,
                                                                                -------------------------------------------
                                                                                  1999              1998              1997
                                                                                --------           -------          -------
                                                                              (Dollars in thousands, except per share data)
Interest income:
 Loans receivable                                                               $253,499           212,427           198,877
 Mortgage-backed securities                                                        6,625            10,128            16,934
 Mortgage-backed securities available for sale                                     2,808             3,847             5,172
 Investment securities                                                             4,837             3,689             5,213
 Investment securities available for sale                                         11,566             9,763             5,143
 Interest-bearing deposits and federal funds sold                                  5,757             7,409             7,648
                                                                                --------           -------           -------
  Total interest income                                                          285,092           247,263           238,987
Interest expense:
 Deposits                                                                         99,665            95,788            98,581
 Borrowed funds and subordinated capital notes                                    68,736            54,787            46,635
                                                                                --------           -------           -------
  Total interest expense                                                         168,401           150,575           145,216
                                                                                --------           -------           -------
  Net interest income                                                            116,691            96,688            93,771
Provision for loan losses                                                          1,100               800             1,150
                                                                                --------           -------           -------
  Net interest income after provision for loan losses                            115,591            95,888            92,621
Non-interest income:
 Gain (loss) on sale and writedown of:
  Loans receivable                                                                 2,448             3,003               419
  Mortgage-backed securities                                                         135               201                13
  Investment securities                                                            1,776               816               404
  Foreclosed real estate                                                             (57)              212                17
 Income from real estate operations                                                9,630             4,517             6,876
 Deposit account service charges                                                  10,200             8,626             7,217
 Loan servicing fee income                                                         1,761             1,400             2,278
 Impairment recovery (writedown) of mortgage servicing rights                        900            (1,269)                -
 Brokerage commissions                                                             2,566             2,812             2,050
 Other                                                                             5,485             5,232             3,371
                                                                                --------           -------           -------
  Total non-interest income                                                       34,844            25,550            22,645
Non-interest expense:
 Compensation and benefits                                                        37,845            34,494            30,472
 Office occupancy and equipment                                                    7,274             6,645             6,203
 Advertising and promotion                                                         3,149             2,281             2,737
 Data processing                                                                   2,611             2,267             2,098
 Federal deposit insurance premiums                                                1,585             1,438             1,468
 Amortization of intangible assets                                                 3,884             2,411             2,637
 Other                                                                            11,332             9,407             8,996
                                                                                --------           -------           -------
  Total non-interest expense                                                      67,680            58,943            54,611
                                                                                --------           -------           -------
  Income before income taxes and extraordinary item                               82,755            62,495            60,655
Income taxes                                                                      31,210            23,793            22,707
                                                                                --------           -------           -------
  Income before extraordinary item                                                51,545            38,702            37,948
Extraordinary item - loss on early extinguishment of debt, net of
 tax benefit of $294                                                                   -              (456)                -
                                                                                --------           -------           -------
  Net income                                                                    $ 51,545            38,246            37,948
                                                                                ========           =======           =======
Basic earnings per share:
  Income before extraordinary item                                              $   2.13              1.72              1.64
  Extraordinary item, net of tax                                                       -              (.02)                -
                                                                                --------           -------           -------
     Net income                                                                 $   2.13              1.70              1.64
                                                                                ========           =======           =======
Diluted earnings per share:
  Income before extraordinary item                                              $   2.07              1.67              1.59
   Extraordinary item, net of tax                                                      -              (.02)                -
                                                                                --------           -------           -------
   Net income                                                                   $   2.07              1.65              1.59
                                                                                ========           =======           =======

See accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                             Accumulated
                                                                                                other
                                                            Additional               Gain      compre-
                                                    Common   paid-in    Retained   Deferral    hensive     Treasury
                                                    stock    capital    earnings     Plan    income(loss)    stock     Total
                                                    ------  ----------  ---------  --------  ------------  ---------  --------
                                                                            (Dollars in thousands)

Balance at December 31, 1996                          112     171,732     95,412         -          138     (16,769)  250,625
Comprehensive income:
 Net income                                             -           -     37,948         -            -           -    37,948
 Other comprehensive income, net of tax:
  Unrealized holding gain during the year               -           -          -         -        1,660           -     1,660
  Less: reclassification  adjustment of
   gains included in net income                         -           -          -         -         (246)          -      (246)
                                                     ----     -------    -------       ---       ------     -------   -------
 Total comprehensive income                             -           -     37,948         -        1,414           -    39,362
                                                     ----     -------    -------       ---       ------     -------   -------
Exercise of 116,791 stock options, and
 reissuance of treasury stock                           1         409       (146)        -            -         (86)      178
Tax benefits from stock-related compensation            -          60          -         -            -           -        60
Purchase of 1,184,780 shares of treasury stock          -           -          -         -            -     (22,658)  (22,658)
Cash dividends declared, $0.18 per share                -           -     (4,143)        -            -           -    (4,143)
50% stock dividend, including impact of
 fractional shares                                     56           -        (69)        -            -           -       (13)
                                                     ----     -------    -------       ---       ------     -------   -------
Balance at December 31, 1997                         $169     172,201    129,002         -        1,552     (39,513)  263,411
                                                     ----     -------    -------       ---       ------     -------   -------
Comprehensive income:
 Net income                                             -           -     38,246         -            -           -    38,246
 Other comprehensive income, net of tax:
  Unrealized holding loss during the year               -           -          -         -         (668)          -      (668)
  Less: reclassification  adjustment of
   gains included in net income                         -           -          -         -         (459)          -      (459)
                                                     ----     -------    -------       ---       ------     -------   -------
 Total comprehensive income                             -           -     38,246         -       (1,127)          -    37,119
                                                     ----     -------    -------      ----       ------     -------   -------
Issuance of 3,305,129 shares, including value
 of stock option carryovers, for acquisition
 of  Westco Bancorp                                     -      19,120          -         -            -      53,244    72,364
Exercise of 163,470 stock options, and
 reissuance of treasury stock                           -           -     (1,462)        -            -       1,786       324
Tax benefits from stock-related compensation            -         152          -         -            -           -       152
Purchase of 973,938 shares of treasury stock            -           -          -         -            -     (22,608)  (22,608)
Cash dividends declared, $0.257 per share               -           -     (5,750)        -            -           -    (5,750)
50% stock dividend, including impact of
 fractional shares                                     85           -       (101)        -            -           -       (16)
                                                     ----     -------    -------       ---       ------     -------   -------
Balance at December 31, 1998                         $254     191,473    159,935         -          425      (7,091)  344,996
                                                     ----     -------    -------       ---       ------     -------   -------

                                                                                                                   (Continued)

                       MAF Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Continued)

                                                                                            Accumulated
                                                                                               other
                                                           Additional               Gain      compre-
                                                   Common   paid-in    Retained   Deferral    hensive     Treasury
                                                   stock    capital    earnings     Plan    income(loss)    stock     Total
                                                   ------  ----------  ---------  --------  ------------  ---------  --------
                                                                           (Dollars in thousands)
Balance at December 31, 1998                         $254     191,473    159,935         -          425      (7,091)  344,996
Comprehensive income:
 Net income                                             -           -     51,545         -           -            -    51,545
 Other comprehensive income, net of tax:
  Unrealized holding loss during the year               -           -         -          -       (2,994)          -    (2,994)
  Less: reclassification  adjustment of
   included in net income                               -           -         -          -       (1,106)          -    (1,106)
                                                     ----     -------   -------        ---       ------     -------   -------
 Total comprehensive income                             -           -    51,545          -       (4,100)          -    47,445
                                                     ----     -------   -------        ---       ------     -------   -------
Exercise of 525,801 stock options, and
 reissuance of treasury stock                           -           -    (5,143)       511            -       5,525       893
Tax benefits from stock-related compensation            -       1,008         -          -            -           -     1,008
Impact of exercise of acquisition carry-over
 options                                                -       2,393         -          -            -           -     2,393
Purchase of 1,565,591 shares of treasury stock          -           -         -          -            -     (35,633)  (35,633)
Cash dividends declared, $0.34 per share                -           -    (8,221)         -            -           -    (8,221)
Dividends paid to Gain Deferral Plan                    -           -        40          -            -           -        40
                                                     ----     -------   -------        ---        ------    -------   -------
Balance at December 31, 1999                         $254     194,874   198,156        511        (3,675)   (37,199)  352,921
                                                     ====     =======   =======        ===        ======    =======   =======

See accompanying Notes to Consolidated Financial Statements.

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                        ----------------------------------
                                                                             1999        1998       1997
                                                                        ------------  ---------  ---------
                                                                                    (In thousands)
Operating activities:
 Net income                                                             $    51,545     38,246     37,948
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of premiums, discounts and deferred
   loan fees                                                                  1,107      2,850        (30)
  Provision for loan losses                                                   1,100        800      1,150
  Net gain on sale of loans, mortgage-backed
   securities, and real estate held for development
   or sale                                                                  (12,213)    (7,721)    (7,308)
  Gain on sale of investment securities, net                                 (1,776)      (816)      (404)
  Impairment (recovery) of mortgage servicing rights                           (900)     1,269          -
  Depreciation and amortization                                               3,982      3,542      3,117
  Amortization of intangible assets                                           3,884      2,411      2,637
  Deferred income tax expense (benefit)                                       1,505       (318)     2,258
  Extraordinary item, net of tax benefit                                          -        456          -
  Decrease (increase) in accrued interest receivable                         (2,195)       296       (513)
  Net (increase) decrease in other assets and
   liabilities, net of effects from acquisitions                            (18,841)     8,674     (7,165)
 Loans originated for sale                                                 (229,424)  (432,345)   (32,467)
 Loans purchased for sale                                                   (23,306)   (89,238)   (74,746)
 Sale of mortgage-backed securities available for sale                       62,474     26,627      3,371
 Sale of loans originated and purchased for sale                            340,416    411,826    102,718
                                                                        -----------   --------   --------
   Net cash provided by (used in) operating activities                      177,358    (33,441)    30,566
                                                                        -----------   --------   --------
Investing activities:
 Loans originated for investment                                         (1,138,206)  (973,030)  (808,759)
 Principal repayments on loans receivable                                   736,956    942,101    706,608
 Principal repayments on mortgage-backed securities                          49,142     84,956     76,750
 Proceeds from maturities of investment securities available
  for sale                                                                   54,499    138,309     59,070
 Proceeds from maturities of investment securities held to
  maturity                                                                   10,251     15,000     54,518
 Proceeds from sale of:
  Loans receivable                                                            1,023      1,164      1,354
  Investment securities held to maturity                                          -        912          -
  Investment securities available for sale                                   34,825     22,139      8,073
  Stock in Federal Home Loan Bank of Chicago                                      -        500      6,299
  Real estate held for development or sale                                   46,352     32,106     47,339
  Premises and equipment                                                          -          1        174
 Purchases of:
  Loans receivable held for investment                                     (320,782)  (255,789)  (178,781)
  Investment securities available for sale                                  (89,289)  (206,498)  (115,175)
  Investment securities held to maturity                                    (11,066)    (1,717)    (6,866)
  Mortgage-backed securities available for sale                                   -    (12,499)         -
  Mortgage-backed securities held to maturity                                     -     (3,769)         -
  Stock in Federal Home Loan Bank of Chicago                                (24,147)   (16,250)    (8,595)
  Real estate held for development or sale                                  (15,724)   (13,891)   (33,966)
  Bank owned life insurance                                                       -    (20,000)         -
  Premises and equipment                                                     (5,652)    (5,947)    (6,832)
Proceeds (payment) for acquisitions, net of cash acquired                    18,734    (51,883)         -
                                                                        -----------   --------   --------
   Net cash used in investing activities                                   (653,084)  (324,035)  (198,789)
                                                                        -----------   --------   --------
                                                                                               (Continued)

                       MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                                              Year Ended December 31,
                                                                         -------------------------------
                                                                            1999       1998       1997
                                                                         ----------  ---------  --------
                                                                                   (In thousands)
Financing activities:
 Proceeds from:
  FHLB of Chicago advances                                               $ 790,000    420,000   275,000
  Unsecured line of credit                                                  21,000          -         -
 Repayments of:
  FHLB of Chicago advances                                                (285,000)  (105,000)  (95,000)
  Unsecured term bank loan                                                  (3,100)    (1,500)     (500)
  Subordinated capital notes                                                     -    (27,600)        -
  Unsecured line of credit                                                 (21,000)         -         -
  Collateralized mortgage obligations                                            -          -    (7,700)
 Net decrease in reverse repurchase agreements                             (10,037)   (24,804)  (35,000)
 Net increase in deposits                                                   21,877     57,715    74,915
 Increase in advances by borrowers for taxes and insurance                   4,191      4,608     4,237
 Issuance of common stock in conjunction with acquisitions                       -     72,713         -
 Proceeds from exercise of stock options                                       893        324       178
 Purchase of treasury stock                                                (35,147)   (22,924)  (22,658)
 Cash dividends paid                                                        (7,610)    (5,275)   (4,048)
                                                                         ---------   --------   -------
  Net cash provided by financing activities                                476,067    368,257   189,424
                                                                         ---------   --------   -------
Increase in cash and cash equivalents                                          341     10,781    21,201
Cash and cash equivalents at beginning of year                             157,699    146,918   125,717
                                                                         ---------   --------   -------
Cash and cash equivalents at end of year                                 $ 158,040    157,699   146,918
                                                                         =========   ========   =======
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest on deposits and borrowed funds                                $ 165,509    149,868   146,102
  Income taxes                                                              27,801     21,901    23,535
 Summary of non-cash transactions:
  Transfer of loans receivable to foreclosed real estate                     5,945      3,511     2,937
  Loans receivable swapped into mortgage-backed securities                  62,583     26,605     3,358
  Loans receivable transferred to held for sale                             74,379          -         -
  Stock of acquiree transferred to treasury stock (14,935 shares)                -        349         -
  Mortgage-backed securities unconsolidated due to sale of
   beneficial interests in special purpose finance subsidiaries                  -     30,904         -
  CMO bonds payable unconsolidated due to sale of beneficial
   interests in special purpose finance subsidiaries                             -     31,781         -
  Other borrowing assumed in foreclosure                                         -      6,000         -
  Treasury stock received for withholding tax liability related to
   stock option exercises (21,829 shares)                                      486          -         -
  Treasury stock received for stock option exercises (33,100,
   19,123 and 14,823 shares)                                                   718        471       262
                                                                         =========   ========   =======

See accompanying Notes to Consolidated Financial Statements

                       MAF Bancorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

  Principles of Consolidation. The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company") and its two wholly-owned subsidiaries, Mid America Bank, fsb ("Bank") and MAF Developments, Inc., as well as the Bank's wholly-owned subsidiaries, Mid America Investment Services, Inc. ("Mid America Investments"), Mid America Finance Corporation ("MAFC"), Mid America Insurance Agency, Inc., Mid America Mortgage Securities, Inc., NW Financial, Inc. ("NW Financial"), Northwestern Acceptance Corporation ("NWAC"), Centre Point Title Services, Inc., MAF Realty III, LLC, and MAF Realty IV, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

  Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. At December 31, 1999 and 1998, the Bank's reserve requirements were met with vault cash.

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

  The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $1.0 million), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one-to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans as of December 31, 1999 or 1998. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

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

  Allowance for Loan Losses. The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover the risks inherent in the Bank's loan portfolio. In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

the opinion of management, the allowance, when taken as a whole, is adequate to absorb losses in the loan portfolio.

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

  Intangibles. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Core deposit intangibles represent the value assigned to the core deposit base acquired. Each is recognized as a result of the purchase method of accounting for business combinations. Goodwill is generally amortized over a period not to exceed 25 years, while core deposit intangibles are amortized on an accelerated method over a period not to exceed 10 years. Adjustments to goodwill after acquisition are generally made within one year of acquisition date and are primarily related to tax adjustments on assets and liabilities assumed in the acquisition.

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

interest rate, maturity, and whether the loans are fixed or adjustable rate. An impairment is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its fair value.

  Income Taxes. The Company and its direct subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the balance sheet. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to "temporary differences" and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance shall be established against such asset.

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

  Segments. The Company uses the management approach for determining segment reporting. Based on the management approach, the Company operates two separate lines of business, retail banking and land development operations.

  Earnings Per Share. Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as future common stock and are considered in the earnings per share calculations, and are the only adjustments made to average shares outstanding in computing diluted earnings per share. Future common stock is computed using the treasury stock method.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Weighted average shares used in calculating earnings per share are summarized below.

                                               Year Ended December 31, 1999                     Year Ended December 31, 1998
                                      ---------------------------------------------        --------------------------------------
                                        Income           Shares           Per Share          Income        Shares       Per Share
                                      (Numerator)     (Denominator)        Amount          (Numerator)  (Denominator)     Amount
                                      -----------     -------------       ---------        -----------  -------------   ---------
                                                                             (Dollars in thousands)
Income before extraordinary item        $51,545                                             $38,702
Extraordinary item, net of tax                -                                                (456)
                                        -------                                             -------
Basic earnings per share:
 Income available to common
  shareholders                           51,545         24,253,946          $2.13            38,246      22,433,184        $1.70
                                                                            =====                                          =====
Effect of dilutive securities-
 Stock options                                             676,667                                          764,978
                                                        ----------                                       ----------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                           $51,545         24,930,613          $2.07           $38,246      23,198,162        $1.65
                                        =======         ==========          =====           =======      ==========        =====

                                               Year Ended December 31, 1997
                                      ---------------------------------------------
                                         Income          Shares           Per Share
                                      (Numerator)     (Denominator)         Amount
                                      -----------     -------------       ---------
                                                  (Dollars in thousands)
Income before extraordinary item        $37,948
Extraordinary item, net of tax                -
                                        -------
Basic earnings per share:
 Income available to
  common shareholders                   37,948          23,131,729          $1.64
                                                                            =====
Effect of dilutive securities-
 Stock options                                             766,525
                                                        ----------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                           $37,948         23,898,254          $1.59
                                        =======         ==========          =====

2.  Acquisitions

  On September 10, 1999, the Bank purchased a branch office from the Northern Trust Company, with approximately $22.2 million of deposits. The Company received primarily cash for the deposits in the transaction. The transaction was recorded as a purchase, and generated goodwill and a core deposit premium of $3.1 million.

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

3.  Investment Securities

  Investment securities available for sale and held to maturity are summarized below:

                                               December 31, 1999                            December 31, 1998
                                  -------------------------------------------  ------------------------------------------
                                               Gross        Gross                           Gross        Gross
                                  Amortized  Unrealized  Unrealized    Fair    Amortized  Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value     Cost       Gains       Losses      Value
                                  ---------  ----------  -----------  -------  ---------  ----------  -----------  -------
                                                                   (Dollars in thousands)
Held to maturity:
United States government
and agency obligations due:
 After one year to five years      $  9,983         322           -    10,305          -           -           -         -
 After five years to ten years            -           -           -         -      9,980       1,253           -    11,233
Other investment securities           2,016           -           -     2,016      1,127           -           -     1,127
                                   --------         ---      ------   -------    -------       -----      ------   -------
                                   $ 11,999         322           -    12,321     11,107       1,253           -    12,360
                                   ========         ===      ======   =======    =======       =====      ======   =======
Available for sale:
United States government
and agency obligations due:
 Within one year                   $ 15,004           5          (3)   15,006     43,178           -          (4)   43,174
 After one year to five years        32,000          16        (858)   31,158     28,682         121         (22)   28,781
 After five to ten years             30,000           -      (2,371)   27,629     30,000           -        (105)   29,895
 After ten or more years              5,000           -        (175)    4,825     17,315         384        (288)   17,411
Marketable equity securities         10,576         500        (830)   10,246     13,746       1,340         (44)   15,042
Asset-backed securities             107,047           2      (1,808)  105,241     65,127         127        (597)   64,657
                                   --------         ---      ------   -------    -------       -----      ------   -------
                                   $199,627         523      (6,045)  194,105    198,048       1,972      (1,060)  198,960
                                   ========         ===      ======   =======    =======       =====      ======   =======

  The table above classifies investment securities by contractual maturities. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations without penalty.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  As of December 31, 1999 and 1998, the Company recorded unrealized gains (losses) on investment securities available for sale as increases (decreases) to stockholders' equity of $(3.3) million and $548,000, respectively, net of deferred income tax expense (benefit) of $(2.2) million and $364,000. Additionally, during the year ended December 31, 1998, the Company recognized losses deemed other than temporary in marketable equity securities available for sale totaling $375,000.

  Activity in the sales of investment securities available for sale is as follows:

                                                          Year Ended December 31,
                                                  --------------------------------------
                                                    1999            1998           1997
                                                  --------       -----------     -------
                                                               (In thousands)
Total proceeds on sale                             $34,825         22,139         8,073
                                                   =======         ======         =====
Gross realized gains                                 1,789          1,447           404
Gross realized losses                                  (13)          (332)            -
                                                   -------         ------         -----
                                                     1,776          1,115           404
Losses deemed other than temporary                       -           (375)            -
                                                   -------         ------         -----
Net gain                                           $ 1,776            740           404
                                                   =======         ======         =====

4.  Mortgage-Backed Securities

  Mortgage-backed securities available for sale and held to maturity are summarized below:

                                                          December 31, 1999                            December 31, 1998
                                               -----------------------------------------  ------------------------------------------
                                                          Gross       Gross                           Gross        Gross
                                                Book    Unrealized  Unrealized    Fair     Book     Unrealized   Unrealized    Fair
                                                Value     Gains       Losses      Value    Value      Gains        Losses      Value
                                               -------  ----------  ----------   -------  -------   ----------   ----------   ------
                                                                               (Dollars in thousands)
Held to maturity:
GNMA pass-through certificates                 $ 1,115        50         (10)     1,155    1,782          105            -     1,887
FHLMC pass-through certificates                 37,804       486        (888)    37,402   53,750          843          (80)   54,513
FNMA pass-through certificates                  13,385       158        (362)    13,181   17,421          227         (245)   17,403
Collateralized mortgage obligations             41,947         -      (1,590)    40,357   55,585           21       (1,839)   53,767
                                               -------       ---      ------    -------  -------       ------       ------   -------
                                               $94,251       694      (2,850)    92,095  128,538        1,196       (2,164)  127,570
                                               =======       ===      ======    =======  =======       ======       ======   =======
Available for sale:
FHLMC pass-through certificates                $ 2,717        28         (29)     2,716    3,927           50           (1)    3,976
FNMA pass-through certificates                   3,640        83         (12)     3,711    5,919          214            -     6,133
Collateralized mortgage obligations             33,896         5        (625)    33,276   45,424          176         (644)   44,956
                                               -------       ---      ------    -------  -------       ------       ------   -------
                                               $40,253       116        (666)    39,703   55,270          440         (645)   55,065
                                               =======       ===      ======    =======  =======       ======       ======   =======

  As of December 31, 1999 and 1998, the Company recorded unrealized losses on mortgage-backed securities available for sale as decreases to stockholders' equity of $333,000, and $124,000, respectively, net of deferred income tax benefit of $217,000 and $81,000, respectively.

  During the years ended December 31, 1999, 1998, and 1997, the Bank swapped $62.6 million, $26.6 million, and $3.4 million, respectively, of loans it originated into mortgage-backed securities, all of which were sold in the same period swapped. Included in mortgage-backed securities at December 31, 1999 and December 31, 1998, are $1.9 million, and $2.9 million, respectively, of loans originated by the Bank that were swapped into mortgage-backed securities.

  The book value and fair value of mortgage-backed securities held to maturity by contractual maturity term is shown in the table on the following page. Expected maturities may differ from contractual maturities because of prepayments on underlying mortgage loans.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

                                            December 31, 1999              December 31, 1998
                                       ---------------------------    ----------------------------
                                                         Weighted                        Weighted
                                        Book     Fair     Average      Book      Fair     Average
                                        Value    Value     Yield       Value     Value     Yield
                                       -------  -------  ---------    -------  --------- ---------
                                                         (Dollars in thousands)
Adjustable rate                        $24,940   25,249     7.01%     $ 36,566   36,756      7.18%
Fixed rate, 15-year                     17,225   16,347     6.17        21,689   21,795      6.12
Fixed rate, 30-year                     10,139   10,142     8.16        14,698   15,252      8.31
Collateralized mortgage obligations     41,947   40,357     5.70        55,585   53,767      5.34
                                       -------   ------               --------  -------
                                       $94,251   92,095     6.40%     $128,538  127,570      6.34%
                                       =======   ======     ====      ========  =======      ====

  In 1998, the Bank sold its 100% beneficial interest in its two special-purpose finance subsidiaries, MAFC and NWAC for net proceeds of $912,000, and recorded a gain on sale of investment securities of $76,000. The Company no longer consolidates MAFC and NWAC in its consolidated financial statements, reducing mortgage-backed securities held to maturity by $30.9 million in 1998. The Company considered this transaction a permissible sale of held to maturity securities.

5.  Loans Receivable Held For Sale

  The Bank classifies loan originations that it intends to sell in the secondary market as held for sale at the time of origination. At December 31, 1999 and 1998, the Bank had $12.6 million and $89.4 million of fixed-rate loans classified as held for sale with weighted average rates of 7.65% and 6.79%, respectively.

6.  Loans Receivable

   Loans receivable are summarized as follows:

                                                                             December 31,
                                                                       ----------------------
                                                                          1999         1998
                                                                       ----------   ---------
                                                                       (Dollars in thousands)
Real estate loans:
 One-to-four family residential                                        $3,479,425   2,877,482
 Multi-family                                                             164,878     137,254
 Commercial                                                                38,817      43,069
 Construction                                                              27,707      28,429
 Land                                                                      28,602      24,765
                                                                       ----------   ---------
    Total real estate loans                                             3,739,429   3,110,999
Other loans:
 Consumer loans:
  Equity lines of credit                                                   98,483      91,915
  Home equity loans                                                        48,397      42,398
  Other                                                                     5,373       6,015
                                                                       ----------   ---------
    Total consumer loans                                                  152,253     140,328
 Commercial business loans                                                  3,132       2,356
                                                                       ----------   ---------
    Total other loans                                                     155,385     142,684
                                                                       ----------   ---------
                                                                        3,894,814   3,253,683
Unearned discounts, premiums, and deferred loan expenses, net               6,323       3,455
Loans in process                                                          (11,893)    (10,698)
Allowance for loan losses                                                 (17,276)    (16,770)
                                                                       ----------   ---------
                                                                       $3,871,968   3,229,670
                                                                       ==========   =========

  Adjustable-rate loans included in loans receivable totaled $1.9 billion, and $1.5 billion at December 31, 1999 and 1998, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Allowance for loan losses. Activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                       Year Ended December 31,
                                     -------------------------
                                       1999     1998     1997
                                     -------  -------  -------
                                          (In thousands)
Balance at beginning of year         $16,770   15,475   17,914
Provision for loan losses              1,100      800    1,150
Balance acquired in acquisition            -      846        -
Charge-offs                             (711)    (402)  (3,712)
Recoveries                               117       51      123
                                     -------   ------   ------
Balance at end of year               $17,276   16,770   15,475
                                     =======   ======   ======

  At December 31, 1999, 1998 and 1997, the Bank had $14.8 million, $12.6 million, and $8.5 million respectively, of loans that were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $457,000, $421,000, and $663,000 for the years ended December 31, 1999, 1998 and 1997, respectively, had these loans been accruing under their contractual terms. Interest income that was included in net income was $387,000, $229,000, and $120,000, for the years ended December 31, 1999, 1998 and 1997, respectively. There were no loans outstanding as of December 31, 1999 and 1998 that the Bank considered impaired.

  Loan servicing and mortgage servicing rights. The Bank services loans for the benefit of others pursuant to loan servicing agreements. Under these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $1.23 billion, $1.07 billion, and $997.2 million, at December 31, 1999, 1998, and 1997, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $20.0 million, and $22.8 million at December 31, 1999 and 1998, respectively.

  Mortgage servicing rights are included in the statements of financial condition in other assets. The company capitalizes servicing rights on loan originations it identifies for sale at the time of origination. During 1998, steadily declining long-term interest rates had a negative effect on the value of the Bank's mortgage servicing rights. Actual prepayments in the Bank's loans serviced for others portfolio were greater than management's initial estimate at the time of capitalization, requiring the impairment writedown of $1.3 million. During 1999, prepayments slowed due to rising interest rates and the Bank recovered $900,000 of the impairment valuation writedown.

  Activity in mortgage servicing rights is as follows for the periods indicated:

                                    Year Ended December 31,
                                  --------------------------
                                     1999     1998     1997
                                   -------  -------  -------
                                       (In thousands)
Balance at beginning of period     $ 4,208    2,494    2,028
Additions                            3,497    4,291      904
Amortization                        (1,271)  (1,308)    (438)
Impairment writedown                         (1,269)
Impairment recovery                    900        -        -
                                   -------   ------    ------
Balance at end of period           $ 7,334    4,208    2,494
                                   =======   ======    =====

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

7.  Accrued Interest Receivable

  Accrued interest receivable is summarized as follows:

                                                December 31,
                                             ------------------
                                               1999      1998
                                             --------  --------
                                               (In thousands)
Investment securities                         $ 3,289    2,695
Mortgage-backed securities                        745    1,075
Loans receivable                               20,768   18,815
Reserve for uncollected interest               (1,062)  (1,040)
                                              -------   ------
                                              $23,740   21,545
                                              =======   ======

8.  Foreclosed Real Estate

 Foreclosed real estate is summarized as follows:

                                                 December 31,
                                              ----------------
                                                1999     1998
                                              -------   ------
                                               (In thousands)
Residential real estate                        $1,220    1,736
Commercial real estate                          6,195    6,621
                                               ------   ------
                                               $7,415    8,357
                                               ======   ======

  At December 31, 1999, and 1998, foreclosed commercial real estate primarily consists of a three building commercial office complex. Included in borrowed funds is a $6.0 million industrial revenue bond obligation that is collateralized by the office complex, and is assumable by any buyer. In addition, the Bank maintains a standby letter of credit collateralizing the industrial revenue bond obligation in the amount of $6.5 million.

9.  Real Estate Held for Development or Sale

  Real estate held for development or sale is summarized by project as follows:

                                                 December 31,
                                              ----------------
                                                1999     1998
                                              -------   ------
                                               (In thousands)

Tallgrass of Naperville                       $11,720   17,817
Reigate Woods                                   2,112    3,419
Creekside of Remington                          1,657    1,456
Woodbridge                                        400    2,436
Harmony Grove                                       -        6
                                              -------   ------
                                              $15,889   25,134
                                              =======   ======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Income (loss) from real estate operations is summarized by project for the periods indicated:

                                       Year Ended December 31,
                                      -------------------------
                                        1999     1998     1997
                                      --------  -------  ------
                                            (In thousands)

Tallgrass of Naperville                $3,457     114        -
Woodbridge                              5,163     153    3,452
Harmony Grove                             479   2,851    1,588
Reigate Woods                             509     930      610
Ashbury                                  (150)    297      290
Clow Creek Farm                             -     260      700
Creekside of Remington                    172      29       16
Woods of Rivermist                          -       5      220
Fields of Ambria                            -    (122)       -
                                       ------   -----    -----
                                       $9,630   4,517    6,876
                                       ======   =====    =====

   Interest capitalized to real estate held for development or sale amounted to $536,000, $267,000, and $308,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

10.  Premises and Equipment

  Premises and equipment are summarized as follows:

                                                      December 31,
                                                   -------------------
                                                     1999       1998
                                                   ---------  --------
                                                     (In thousands)
Land                                               $  7,865     7,448
Office buildings                                     32,284    30,300
Furniture, fixtures and equipment                    26,912    23,985
Leasehold improvements                                1,389     1,382
                                                   --------   -------
 Total office properties and equipment, at cost      68,450    63,115
Less: accumulated depreciation and amortization     (25,961)  (22,391)
                                                   --------   -------
                                                   $ 42,489    40,724
                                                   ========   =======

  Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $4.0 million, $3.7 million, and $3.1 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

  The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 1999, 1998 and 1997, was $1.1 million, $1.2 million, and $1.1 million, respectively. The projected minimum rentals under existing leases (excluding lease escalations) as of December 31, 1999, are as follows: 2000 - $1.2 million; 2001 - $1.1 million; 2002 - $1.1 million; 2003 - $1.0 million; 2004 - $630,000; 2005 and thereafter
$1.7 million.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

11.  Intangible Assets

  Intangible assets are summarized as follows:

                                                                                           Core deposit
                                                                          Goodwill          Intangible          Total
                                                                          --------          ----------         --------
                                                                                          (In thousands)
Balance at December 31, 1996                                               $26,347              8,020           34,367
Adjustment related to Northwestern acquisition                                (400)                 -             (400)
Amortization expense                                                        (1,341)            (1,296)          (2,637)
                                                                           -------             ------           ------
Balance at December 31, 1997                                                24,606              6,724           31,330
Addition related to Westco acquisition                                      31,598              1,702           33,300
Amortization expense                                                        (1,336)            (1,075)          (2,411)
                                                                           -------             ------           ------
Balance at December 31, 1998                                                54,868              7,351           62,219
Adjustment related to Westco acquisition                                      (192)                 -             (192)
Addition related to branch acquisition                                       2,911                146            3,057
Amortization expense                                                        (2,648)            (1,236)          (3,884)
                                                                           -------             ------           ------
Balance at December 31, 1999                                               $54,939              6,261           61,200
                                                                           =======             ======           ======

12.  Deposits

  Deposit account balances by interest rate are summarized as follows:

                                                         December 31, 1999                  December 31, 1998
                                                  --------------------------------    ---------------------------------
                                                                          Weighted                             Weighted
                                                                 % of      Average                    % of      Average
                                                   Amount       Total       Rate       Amount        Total       Rate
                                                  ---------     -----     --------    ---------      -----     --------
                                                                           (Dollars in thousands)
Commercial checking accounts                    $   49,076        1.8%          -%      46,118          1.7%          -%
Non-interest bearing checking                       68,845        2.6           -       60,215          2.3           -
Interest bearing NOW accounts                      222,541        8.2        1.27      213,315          8.0        1.34
Money market accounts                              162,303        6.0        3.36      155,500          5.9        3.32
Passbook accounts                                  726,176       26.9        2.49      724,401         27.2        2.51
                                                ----------       ----                ---------         ----        ----
                                                 1,228,941       45.5        2.14    1,199,549         45.1        2.19
                                                ----------       ----                ---------         ----
Certificate accounts:
 Less than 5.00%                                   525,916       19.5        4.69      425,242         16.1        4.65
 5.00% to 5.99%                                    774,505       28.7        5.46      823,619         31.0        5.45
 6.00% to 6.99%                                    130,976        4.9        6.29      167,371          6.3        6.32
 7.00% to 7.99%                                     28,614        1.1        7.30       24,391          0.9        7.27
 8.00% and greater                                   9,331        0.3        8.25       14,080          0.5        8.33
                                                ----------       ----                ---------         ----
                                                 1,469,342       54.5        5.31    1,454,703         54.8        5.38
                                                ----------       ----                ---------         ----
Unamortized premium                                    959          -                    2,620          0.1
                                                ----------       ----                ---------         ----
   Total deposits                               $2,699,242      100.0%       3.87%   2,656,872        100.0%       3.93%
                                                ==========      =====        ====    =========        =====        ====

  Scheduled maturities of certificate accounts at December 31, 1999 are as follows (in thousands):

12 months or less                     $1,134,764
13 to 24 months                          194,007
25 to 36 months                           84,653
Over 36 months                            55,918
                                      ----------
                                      $1,469,342
                                      ==========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                        (In thousands)
 NOW and money market accounts                  $ 8,042      6,851      6,834
 Passbook accounts                               18,268     17,132     18,765
 Certificate accounts                            73,355     71,805     72,982
                                                -------     ------     ------
                                                $99,665     95,788     98,581
                                                =======     ======     ======

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $224.8 million, $195.6 million, and $159.8 million at December 31, 1999, 1998 and 1997, respectively.

  At December 31, 1999, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and market value of $17.2 million, were pledged as collateral for certain jumbo certificates.

13.  Borrowed Funds

  Borrowed funds are summarized as follows:

                                                               December 31, 1999                  December 31, 1998
                                                  -------------------------------------------   ---------------------
                                                                         Weighted               Weighted
                                                     Interest Rate        Average                Average
                                                         Range             Rate      Amount       Rate       Amount
                                                  -------------------    --------  ----------   --------   ----------
                                                                           (Dollars in thousands)
Fixed-rate advances from FHLB due:
 Within 1 year                                        5.63% - 7.91%        6.63%   $  105,000      6.31%   $  190,000
 1 to 2 years                                         5.07  - 6.84         6.28       390,000      6.63       105,000
 2 to 3 years                                         5.75  - 6.43         6.21       275,000      6.41       165,000
 3 to 4 years                                         5.84  - 6.78         6.35        55,500      5.97        55,000
 4 to 5 years                                         6.48  - 6.61         6.54        65,000      6.39           500
 5 to 6 years                                         4.87  - 6.73         5.57       105,000         -             -
 6 to 8 years                                            -  -    -            -             -      5.10        75,000
 Greater than 8 years                                 4.81  - 5.86         5.30       385,000      5.26       285,000
                                                      ------------         ----    ----------    ------    ----------
    Total fixed rate advances                         4.81  - 7.91         5.98     1,380,500      5.90       875,500

Adjustable-rate advances from FHLB due:
 Within 1 year                                           -  -    -            -             -      5.24        50,000
 1 to 2 years                                         6.08  - 6.62         6.35        50,000         -             -
 2 to 3 years                                         6.62  - 6.62         6.62        25,000      5.37        25,000
 Greater than 3 years                                 6.26  - 6.26         6.26        25,000      5.06        25,000
                                                      ------------         ----    ----------    ------    ----------
    Total adjustable rate advances                    6.08  - 6.62         6.40       100,000      5.23       100,000
                                                      ------------         ----    ----------    ------    ----------
    Total advances from FHLB                          4.81  - 7.91         6.01     1,480,500      5.83       975,500
                                                      ------------                 ----------    ------    ----------
Fixed-rate reverse repurchase agreements                                   5.86         9,963      6.35        20,000
Unsecured term bank loan                                                   7.17        29,900      6.28        33,000
Other borrowing                                                            4.20         6,000      3.35         6,000
                                                                                   ----------              ----------
   Total borrowed funds                                                    6.02    $1,526,363      5.84%    1,034,500
                                                                           ====    ==========    ======    ==========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Federal Home Loan Bank of Chicago Advances. The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 1999, adjustable-rate advances adjust as follows: $25.0 million at the three month London interbank offering rate ("LIBOR") less .14%; $25.0 million at 1 month LIBOR less .29%; and $50.0 million at 1 month LIBOR plus
 .07%.

  Included in FHLB of Chicago advances at December 31, 1999 are $485.0 million of fixed-rate advances and $25.0 million of adjustable-rate advances with original scheduled maturities of 2 to 10 years, which are callable at the discretion of the FHLB of Chicago at periods from 1 to 7 years from the origination date. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advances prior to their final maturity.

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

                                              Year Ended December 31,
                                             ------------------------
                                               1999     1998    1997
                                             -------   ------  ------
                                                   (In thousands)

 Balance at end of period                    $ 9,963   20,000  44,804
 Maximum month-end balance                    29,700   44,804  79,804
 Average balance                              17,155   30,750  72,571
 Weighted average rate at end of period         5.86%    6.35    6.31
 Weighted average rate on average balance       6.20     6.33    6.43
                                             =======   ======  ======

  At December 31, 1999 and 1998, reverse repurchase agreements were collateralized by investment and mortgage-backed securities with a carrying value of $10.0 million and $20.7 million and a market value of $10.0 million and $20.7 million, respectively. At December 31, 1999, the bank has one reverse repurchase agreement with a remaining term to maturity of two months.

  Unsecured Term Bank Loan. The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of Northwestern. The loan provides for an interest rate of the prime rate or 1% over one, two or three-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The loan is convertible all or in part, with certain limitations at the end of any repricing period, at management's election to a fixed rate at 1.25% over the U.S. Treasury rate with a maturity corresponding to the remaining term of the loan. At December 31, 1999, the balance of the unsecured term loan is $29.9 million. Prepayments of principal are allowed, but fixed-rate portions are subject to penalty. In conjunction with the term bank loan, the Company also maintains a $20.0 million one year unsecured revolving line of credit which is renewable annually on April 30. The interest rate on the line of credit is the prime rate or 1% over one, two, or three-month LIBOR, at management's discretion with interest payable at the end of the repricing period. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 1999, the Company was in compliance with these covenants.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Scheduled principal repayments of the unsecured term bank loan are as follows as of December 31, 1999 (in thousands):

        December 31, 2000                          $ 4,500
        December 31, 2001                            7,000
        December 31, 2002                            9,200
        December 31, 2003                            9,200
                                                   -------
                                                   $29,900
                                                   =======

  Other Borrowing. The other borrowing of $6.0 million is an industrial revenue bond obligation collateralizing a commercial office complex that the Bank foreclosed on in 1998. The borrowing is remarketed periodically by an independent broker for a term determined by the owner of the property. In 1999 and 1998, the borrowing was remarketed on a quarterly basis. The borrowing is assumable by any purchaser of the property.


  Interest expense on borrowed funds and subordinated capital notes is summarized as follows for the periods indicated:

                                         Year Ended December 31,
                                         -----------------------
                                          1999     1998    1997
                                         -------  ------  ------
                                             (In thousands)

 FHLB of Chicago advances                $65,060  47,936  34,086
 Collateralized mortgage obligations           -     216   3,163
 Reverse repurchase agreements             1,055   1,936   4,642
 Unsecured term bank loan                  2,086   2,306   2,370
 Unsecured revolving line of credit          331       -      17
 Subordinated capital notes                    -   2,165   2,357
 Other borrowing                             204     228       -
                                         -------  ------  ------
                                         $68,736  54,787  46,635
                                         =======  ======  ======

14.  Derivative Financial Instruments

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

  The following is a summary of the Bank's forward sales commitment activity for the periods indicated:

                                                          Year Ended December 31,
                                                     --------------------------------
                                                        1999       1998       1997
                                                     ----------  ---------  ---------
                                                            (In thousands)
Balance at beginning of year                         $ 112,346      7,088      8,676
New forward commitments to deliver loans               310,634    542,807    104,229
Loans delivered to satisfy forward commitments        (402,891)  (437,549)  (105,817)
                                                     ---------   --------   --------
Balance at end of year                               $  20,089    112,346      7,088
                                                     =========   ========   ========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain on sale of mortgage loans for the year ended December 31, 1999, 1998 and 1997, are $159,000, $(110,000), and $-0- of net
futures gains (losses), respectively, from hedging activities. At December 31, 1999, the Bank had $12,000 of net deferred gains on futures contracts. At December 31, 1998, the Bank had $17,000 of net deferred gains on futures contracts.

  The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

                                                                        Year Ended December 31,
                                                                  ------------------------------------
                                                                     1999          1998         1997
                                                                  ----------     ---------    --------
                                                                               (In thousands)
Balance at beginning of year                                       $  1,000             -        1,500
Interest rate futures contracts sold                                 73,700        59,700       33,700
Interest rate futures contracts closed                              (74,700)      (58,700)     (35,200)
                                                                   --------       -------      -------
Balance at end of year                                             $      -         1,000            -
                                                                   ========       =======      =======

15.  Income Taxes

  Total income tax expense was allocated as follows for the periods indicated:

                                                                        Year Ended December 31,
                                                                  ------------------------------------
                                                                     1999          1998         1997
                                                                  ----------     ---------    --------
                                                                               (In thousands)
 Income from continuing operations                                  $31,210        23,793      22,707
 Extraordinary item                                                       -          (294)          -
 Stockholders' equity, for compensation
  expense recognized for tax purposes in excess
  of amounts for financial reporting purposes                        (1,008)         (152)        (60)
 Stockholders' equity, for change in unrealized
  gain (loss) on available for sale securities                       (2,680)         (734)        916
                                                                   --------        ------      ------
                                                                   $ 27,522        22,613      23,563
                                                                   ========        ======      ======

  Retained earnings at December 31, 1999 include $59.4 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $23.5 million.

  Income tax expense (benefit) attributable to income from continuing operations is summarized below:

                                                                        Year Ended December 31,
                                                                  ------------------------------------
                                                                     1999          1998         1997
                                                                  ----------     ---------    --------
                                                                               (In thousands)
     Current:
       Federal                                                       $26,598       21,057      18,805
       State                                                           3,107        3,054       1,644
                                                                     -------       ------      ------
                                                                      29,705       24,111      20,449
     Deferred:
       Federal                                                         1,235         (222)      1,979
       State                                                             270          (96)        279
                                                                     -------       ------      ------
                                                                       1,505         (318)      2,258
                                                                     -------       ------      ------
     Total income tax expense attributed to
      income from continuing operations                              $31,210       23,793      22,707
                                                                     =======       ======      ======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  The reasons for the differences between the effective income tax rate attributable to income from continuing operations and the corporate federal income tax rate are summarized in the following table:

                                                      Percentage of
                                              Income Before Income Taxes
                                              ---------------------------
                                                Year Ended December 31,
                                              ---------------------------
                                               1999       1998       1997
                                               ----       ----       ----
Federal income tax rate                        35.0%      35.0       35.0
Items affecting effective income tax rate:
 State income taxes, net of federal benefit     2.6        2.9        2.0
 Other items, net                               0.1        0.2        0.4
                                               ----       ----       ----
Effective income tax rate                      37.7%      38.1       37.4
                                               ====       ====       ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                December 31,
                                                            -------------------
                                                              1999       1998
                                                            ---------  --------
                                                              (In thousands)
Deferred tax assets:
 Loan origination fees                                      $    511       949
 Deferred compensation                                         4,511     4,887
 Book general loan loss reserves                               6,881     6,402
 Book versus tax basis of real estate held for sale              526       219
 Book versus tax basis of loans receivable                       186       892
 Book versus tax basis of securities                           2,459       192
 Book versus tax basis of deposits                               367     1,048
 Other                                                           786       605
                                                            --------   -------
  Total deferred tax assets                                   16,227    15,194
Deferred tax liabilities:
 Loan origination fees                                        (3,204)   (2,446)
 Excess of tax bad debt reserve over base year amount         (1,981)   (2,293)
 Book versus tax basis of real estate held for sale              (15)     (584)
 Book versus tax basis of land and fixed assets               (2,050)   (2,044)
 Book versus tax basis of capitalized servicing               (2,825)   (1,534)
 Book versus tax basis of intangible assets                   (2,453)   (2,940)
 Book versus tax basis of securities                          (1,018)   (1,374)
 Other                                                          (405)     (286)
                                                            --------   -------
  Total deferred tax liabilities                             (13,951)  (13,501)
                                                            --------   -------
  Net deferred tax asset                                    $  2,276     1,693
                                                            ========   =======

  The Company believes that it is more likely than not that the net deferred tax asset will be realized, based on historical taxable income levels and anticipated future earnings and taxable income levels. The Company has reported federal taxable income and pre-tax book income amounts totaling approximately $132 million and $145 million over the past two years, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

16.  Extraordinary item

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

  Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

  The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:



                                    Actual                        For Capital Adequacy Purposes
                               ----------------  --------------------------------------------------------------------
                                Amount   Ratio               Amount                                 Ratio
                               --------  ------  ---------------------------------     ------------------------------
                                                          (Dollars in thousands)
As of December 31, 1999:
 Tangible capital
  (to total assets)            $288,177   6.32%  greater than or equal to $ 68,391     greater than or equal to 1.50%
 Core capital
  (to total assets)            $288,177   6.32%  greater than or equal to $136,782     greater than or equal to 3.00%
 Total capital
  (to risk-weighted assets)    $305,453  12.32%  greater than or equal to $198,423     greater than or equal to 8.00%
 Core capital
  (to risk-weighted assets)    $288,177  11.62%      N/A

As of December 31, 1998:
 Tangible capital
  (to total assets)            $266,793   6.67%  greater than or equal to $ 60,009     greater than or equal to 1.50%
 Core capital
  (to total assets)            $266,793   6.67%  greater than or equal to $120,018     greater than or equal to 3.00%
 Total capital
  (to risk-weighted assets)    $283,563  13.42%  greater than or equal to $169,051     greater than or equal to 8.00%
 Core capital
  (to risk-weighted assets)    $266,793  12.63%      N/A

                                    To Be Well Capitalized Under Prompt Corrective Action Provisions
                                  --------------------------------------------------------------------
                                                Amount                              Ratio
                                  ---------------------------------     ------------------------------
                                                           (Dollars in thousands)
As of December 31, 1999:
 Tangible capital
  (to total assets)                    N/A
 Core capital
  (to total assets)               greater than or equal to $227,970     greater than or equal to  5.00%
 Total capital
  (to risk-weighted assets)       greater than or equal to $248,029     greater than or equal to 10.00%
 Core capital
  (to risk-weighted assets)       greater than or equal to $148,817     greater than or equal to  6.00%

As of December 31, 1998:
 Tangible capital
  (to total assets)                   N/A
 Core capital
  (to total assets)               greater than or equal to $200,030     greater than or equal to  5.00%
 Total capital
  (to risk-weighted assets)       greater than or equal to $211,313     greater than or equal to 10.00%
 Core capital
  (to risk-weighted assets)       greater than or equal to $126,788     greater than or equal to  6.00%

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  OTS regulations require that in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $7.9 million investment in Mid America Investments
and NW Financial at December 31, 1999.   OTS regulations provide various
standards under which the Bank may declare and pay dividends to the Company. If the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year, does not exceed the Bank's net income of that year to date combined with the retained net income of the preceding two years, the Bank must file a notice of such proposed dividend with the OTS. At December 31, 1999, $4.2 million of the Bank's retained earnings were available for dividend declaration under this standard. Proposed capital distributions in excess of this retained net income standard are not prohibited but are merely subject to greater regulatory review through an application process.

  As of December 31, 1999 and 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank's category.

18.  Officer, Director and Employee Benefit Plans

  Employee Stock Ownership Plan (ESOP).   The Mid America Bank, fsb ESOP covers
substantially all employees with more than one year of employment who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company's stock. For the years ended December 31, 1999, 1998 and 1997, total contributions to the ESOP were $960,000, $800,000, and $750,000, respectively. The ESOP purchased 42,308,
34,314, and 35,250 of the Company's shares for the years ended December 31, 1999, 1998 and 1997, respectively.

  Profit Sharing Plan/401(k) Plan. The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax contributions of up to 15% of their compensation and after-tax contributions of up to 10% of compensation, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35%, up to a $1,200 maximum matching contribution per employee. The Bank, at its discretion, may make additional contributions. Employees' contributions vest immediately while the Bank's contributions vest gradually based on an employee's years of service. The Bank made discretionary and matching contributions of $960,000, $800,000, and $700,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  The number of shares of common stock authorized under the Incentive Plan is 2,227,791. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. A summary of the stock option activity and related information in the Incentive Plan follows:

                                              Year Ended December 31,
                          ----------------------------------------------------------------
                                   1999                  1998                 1997
                          --------------------  --------------------  --------------------
                                      Average               Average               Average
                                      Exercise              Exercise              Exercise
                            Shares     Price      Shares     Price      Shares     Price
                          ----------  --------  ----------  --------  ----------  --------
Beginning of period       1,293,676     $ 7.72  1,195,402     $ 4.15  1,199,770     $ 3.24
Granted                     679,325      24.20    232,450      23.65     92,250      15.22
Exercised                  (384,264)      2.32   (131,176)      3.07    (96,618)      3.42
Cancelled                   (10,060)     25.11     (3,000)     23.46          -          -
                          ---------             ---------             ---------
End of period             1,578,677     $16.02  1,293,676     $ 7.72  1,195,402     $ 4.15
                          =========     ======  =========     ======  =========     ======
Options exercisable         878,889     $ 9.94  1,093,172     $ 4.95  1,132,670     $ 3.65
                          =========     ======  =========     ======  =========     ======
Fair value of options
 granted during period                  $ 9.88                $ 9.92                $ 6.33
                                        ======                ======                ======

  At December 31, 1999, options for 23,368 shares were available for grant under the Incentive Plan, which includes additions to the available shares of 53,030, representing shares surrendered in connection with stock option exercises. Cancelled shares also increase the number of shares available for grant under the Incentive Plan.

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

                                           Year Ended December 31,
                          ---------------------------------------------------------
                                1999                1998               1997
                          -----------------  ------------------  ------------------
                                   Average             Average             Average
                                   Exercise            Exercise            Exercise
                          Shares    Price     Shares    Price     Shares    Price
                          -------  --------  --------  --------  --------  --------
Beginning of period       416,612    $16.54  383,536     $13.85  338,810     $12.87
Granted                   102,747     31.71   63,870      30.81   51,448      20.05
Exercised                       -         -  (30,794)     12.62   (6,722)     11.90
                          -------            -------             -------
End of period             519,359    $19.54  416,612     $16.54  383,536     $13.85
                          =======    ======  =======     ======  =======     ======
Options exercisable       519,359    $19.54  409,112     $16.58  332,459     $13.80
                          =======    ======  =======     ======  =======     ======
Fair value of options
 granted during period               $ 7.96              $ 8.07              $ 5.40
                                     ======              ======              ======

  At December 31, 1999, no options were available for grant under the Premium Plan.

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  A summary of the activity in these carryover stock options is as follows:

                                                          Year Ended December 31,
                               ---------------------------------------------------------------------------
                                       1999                       1998                       1997
                               ---------------------      ---------------------      ---------------------
                                            Average                     Average                   Average
                                            Exercise                    Exercise                  Exercise
                                Shares       Price         Shares        Price        Shares       Price
                               --------     --------      --------      --------     --------     --------
Beginning of period             282,603      $ 4.80         15,802      $ 2.13         29,253     $   2.13
Carryover options issued              -           -        268,301        4.94              -            -
Exercised                      (141,537)       5.09         (1,500)       2.13        (13,451)        2.13
                              ---------                    -------                   --------
End of period                   141,066      $ 4.51        282,603      $ 4.80         15,802     $   2.13
                              =========      ======        =======      ======       ========     ========
Options exercisable             141,066      $ 4.51        282,603      $ 4.80         15,802     $   2.13
                              =========      ======        =======      ======       ========     ========

  The following table summarizes information about stock options outstanding at December 31, 1999:

                                 Options Outstanding                        Options Exercisable
                   -------------------------------------------------   -----------------------------
                                 Weighted-Average   Weighted-Average                Weighted-Average
   Range of          Options        Remaining           Exercise         Options        Exercise
Exercise Prices    Outstanding     Life (yrs.)           Price         Exercisable       Price
---------------    -----------   ----------------   ----------------   -----------  ----------------
$ 2.13 to $ 4.78      634,235          1.07              $ 3.10          634,235         $ 3.10
  6.13 to  19.68      506,088          5.91               13.01          499,124          12.98
 20.24 to  35.99    1,098,779          9.07               25.05          405,955          27.27
                    ---------                                          ---------
                    2,239,102          6.09              $16.11        1,539,314         $12.68
                    =========          ====              ======        =========         ======

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

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                  1999          1998          1997
                                                                --------      ---------     --------
                                                            (Dollars in thousands, except per share data)
Net income                          As reported                 $51,545        38,246         37,948
                                    Pro-forma                    48,881        36,627         37,041

Basic earnings per share            As reported                    2.13          1.70           1.64
                                    Pro-forma                      2.02          1.63           1.60

Diluted earnings per share          As reported                    2.07          1.65           1.59
                                    Pro-forma                      1.97          1.58           1.55
                                                                =======        ======          ======

  The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999, 1998, and 1997, respectively: dividend yield of 1.37%, .84%, and 1.05%; expected volatility of 26.7%, 21.1%, and 17.9%; risk-free interest rates of 5.51%, 5.80% and 6.72%; expected life of 10 years for each period.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Stock Option Gain Deferral Plan. The MAF Bancorp, Inc. Stock Option Gain Deferral Plan ("Gain Deferral Plan") was adopted during 1999. The Gain Deferral Plan combines traditional deferred compensation arrangements with stock option exercise transactions by allowing designated executive officer participants (currently two) to defer to a future date, the receipt of shares representing the value of underlying MAF Bancorp stock options. The Company's obligation to issue the deferred MAF Bancorp shares in the future is recorded in stockholders' equity as the product of the number of shares to be issued multiplied by the exercise price of the related stock options. Dividends paid on MAF Bancorp shares deferred through the Gain Deferral Plan are recorded as compensation expense.

  Supplemental Executive Retirement Plan. The Bank sponsors a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994. In most cases, ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant's accrued benefit at the time of death. The plan is unfunded, however, the Company funds life insurance policies that may be used to satisfy obligations of the SERP.

  The following table sets forth the change in benefit obligations and the related assumptions for the SERP for the periods indicated:

                                                         Year Ended December 31,
                                                        --------------------------
                                                         1999       1998     1997
                                                        ------    -------  -------
                                                              (In thousands)
Projected benefit obligation - beginning of period      $ 1,298      850      499
Service cost                                                386      283      241
Interest cost                                                96       63       40
Actuarial (gains) losses                                   (223)     107       75
Benefits paid                                                (5)      (5)      (5)
                                                        -------   ------     ----
Projected benefit obligation - end of period            $ 1,552    1,298      850
                                                        =======   ======     ====
Funded status                                            (1,552)  (1,298)    (850)
Unrecognized (gain) loss                                    (42)     191       84
                                                        -------   ------     ----
Prepaid (accrued) benefit cost                          $(1,594)  (1,107)    (766)
                                                        =======   ======     ====

Weighted average assumptions at period end:
Discount rate                                              8.00%    7.00     7.50
Rate of compensation increase                              5.00     5.00     5.00
                                                        =======   ======     ====

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  The following sets forth the components of the net periodic benefit cost related to the SERP for the period indicated:

                                      Year Ended December 31,
                                      -----------------------
                                      1999      1998     1997
                                      ----      ----     ----
                                           (In thousands)
Service cost                          $386       283      241
Interest cost                           96        63       40
Unrecognized net  (gain) loss           10         -        -
                                      ----       ---      ---
Net periodic benefit cost             $492       346      281
                                      ====       ===      ===

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

  Commitments to originate and purchase loans of $318.3 million at December 31, 1999, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $115.6 million were fixed-rate, with rates ranging from 6.75% to 8.50%, and $202.7 million were adjustable-rate loans. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. At December 31, 1999, forward commitments to sell mortgage loans for future delivery were $20.1 million, of which $12.6 million are related to loans held for sale, and $7.5 million are unfunded as of December 31, 1999.

  Additionally, the Bank has approved, but unused, home equity lines of credit of $108.4 million at December 31, 1999. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the homes current appraised value, less existing liens, at a commensurate higher interest rate.

  At December 31, 1999, the Bank had standby letters of credit totaling $15.7 million. Two of these standby letters of credit total $13.3 million, and enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. One of these, in the amount of $6.5 million, is related to a foreclosed real estate parcel. At December 31, 1999, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and market value of $21.5 million and $23.2 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer, as performance under the letters of credit creates a first position lien in favor of the Bank. Additionally, at

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

December 31, 1999, the Company had standby letters of credit totaling $10.5 million, which ensure the completion of land development improvements on behalf of MAF Developments, Inc.

  The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

  In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. The Bank's loan portfolio primarily consists of loans within its market area. At December 31, 1999 and 1998, loans representing 94.6% and 92.6%, respectively, of the Bank's total loans receivable were located in the State of Illinois.

20.  Parent Company Only Financial Information

  The information as of December 31, 1999, and 1998, and for the years ended December 31, 1999, 1998, and 1997, presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

                                                      December 31,
                                                   ------------------
Condensed Statements of Financial Condition          1999      1998
                                                   --------   -------
                                                     (In thousands)
Assets:
  Cash and cash equivalents                        $  4,137    13,762
  Investment securities                               8,205    12,462
  Equity in net assets of subsidiaries              365,056   350,056
  Other assets                                       11,180    16,876
                                                   --------   -------
                                                   $388,578   393,156
                                                   ========   =======
Liabilities and Stockholders' Equity:
 Liabilities:
  Unsecured term bank loan                           29,900    33,000
  Accrued expenses                                    5,757    15,160
                                                   --------   -------
  Total liabilities                                  35,657    48,160
                                                   --------   -------
 Stockholders' equity:
  Common stock                                          254       254
  Additional paid-in capital                        194,874   191,473
  Retained earnings, substantially restricted       198,156   159,935
  Stock in Gain Deferral Plan                           511         -
  Accumulated other comprehensive income (loss)      (3,675)      425
  Treasury stock                                    (37,199)   (7,091)
                                                   --------   -------
  Total stockholders' equity                        352,921   344,996
                                                   --------   -------
                                                   $388,578   393,156
                                                   ========   =======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


                                                Year Ended December 31,
                                           -----------------------------------
Condensed Statements of Operations           1999          1998          1997
                                           --------      --------      -------
                                                       (In thousands)

Dividend income from the Bank              $ 35,000        50,000       34,500
Interest income                               1,360         1,874        1,795
Interest expense                              2,436         4,493        4,766
                                           --------       -------      -------
 Net interest and dividend income            33,924        47,381       31,529
Gain on sale of investments, net              1,330           740          404
Non-interest expense                          1,872         1,917        1,931
Extraordinary item, net of tax benefit            -          (456)           -
                                           --------       -------      -------
 Net income before income tax benefit
  and other adjustments                      33,382        45,748       30,002
Income tax benefit                             (743)       (1,615)      (1,872)
                                           --------       -------      -------
 Net income before other adjustments         34,125        47,363       31,874
Dividend income in excess of equity in
 subsidiaries                                     -       (10,865)           -
Equity in undistributed earnings of
 subsidiaries                                17,420         1,748        6,074
                                           --------       -------      -------
 Net income                                $ 51,545        38,246       37,948
                                           ========       =======      =======



                                                Year Ended December 31,
                                           -----------------------------------
Condensed Statements of Cash Flows           1999          1998          1997
                                           --------      --------      -------
                                                       (In thousands)
Operating activities:
 Net income                                $ 51,545       38,246        37,948
 Equity in undistributed earnings of
  subsidiaries                              (17,420)      (1,748)       (6,074)
 Dividend income in excess of equity
  in subsidiaries                                 -       10,865             -
 Extraordinary item, net of tax benefit           -          456             -
 Gain on sale of investment securities       (1,330)        (740)         (404)
 Amortization of premiums and discounts           -           71            78
 Net decrease (increase) in other
  assets and liabilities, net of effects
  from acquisitions                          (1,816)      13,946        (6,052)
                                           --------      -------       -------
  Net cash provided by operating
   activities                                30,979       61,096        25,496
Investing activities:
 Proceeds from sale of investment
  securities                                  7,036       12,146         3,073
 Proceeds from maturity of investment
  securities                                      -          500           559
 Purchases of investment securities          (2,676)     (13,769)       (6,157)
 Payment for acquisitions, net of cash
  acquired                                        -      (76,959)            -
                                           --------      -------       -------
  Net cash provided by (used in)
   investing activities                       4,360      (78,082)       (2,525)
Financing activities:
 Proceeds from issuance of common stock           -       72,713             -
 Proceeds from exercise of stock options        893          324           178
 Proceeds from borrowings                    21,000            -             -
 Repayment of borrowings                    (24,100)     (29,100)         (500)
 Purchases of treasury stock                (35,147)     (22,924)      (22,658)
 Cash dividends paid                         (7,610)      (5,275)       (4,048)
                                           --------      -------       -------
  Net cash provided by (used in)
   financing activities                     (44,964)      15,738       (27,028)
                                           --------      -------       -------
  Decrease in cash and cash equivalents      (9,625)      (1,248)       (4,057)
Cash and cash equivalents at beginning
 of year                                     13,762       15,010        19,067
                                           --------      -------       -------
Cash and cash equivalents at end of
 year                                      $  4,137       13,762        15,010
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

  The Company operates two separate lines of business. The Bank operates primarily as a retail consumer bank, participating in mortgage loan portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the table below:

                                                         Year Ended December 31, 1999
                                            ----------------------------------------------------------
                                              Retail          Land                       Consolidated
                                              Banking      Development    Eliminations       Total
                                            -----------  ---------------  -------------  -------------
                                                                  (In thousands)
Interest income                             $  286,457                -         (1,365)       285,092
Interest expense                               168,401            1,365         (1,365)       168,401
                                            ----------           ------         ------   ------------
  Net interest income                          118,056           (1,365)             -        116,691
Provision for loan losses                        1,100                -              -          1,100
                                            ----------           ------         ------   ------------
  Net interest income after provision          116,956           (1,365)             -        115,591
Non-interest income                             25,214            9,630              -         34,844
Non-interest expense                            66,885              795              -         67,680
                                            ----------           ------         ------   ------------
Income before income taxes                      75,285            7,470              -         82,755
Income tax expense                              28,247            2,963              -         31,210
                                            ----------           ------         ------   ------------
Net income                                  $   47,038            4,507              -         51,545
                                            ==========           ======         ======   ============
Average assets                              $4,259,190           24,501              -      4,283,691
                                            ==========           ======         ======   ============


                                                         Year Ended December 31, 1998
                                            ----------------------------------------------------------
                                              Retail          Land                       Consolidated
                                              Banking      Development    Eliminations       Total
                                            -----------  ---------------  -------------  -------------
                                                                  (In thousands)

Interest income                             $  249,142                -         (2,046)       247,096
Interest expense                               150,575            2,046         (2,046)       150,575
                                            ----------           ------         ------   ------------
  Net interest income                           98,567           (2,046)             -         96,521
Provision for loan losses                          800                -              -            800
                                            ----------           ------         ------   ------------
  Net interest income after provision           97,767           (2,046)             -         95,721
Non-interest income                             21,200            4,517              -         25,717
Non-interest expense                            58,386              557              -         58,943
                                            ----------           ------         ------   ------------
Income before income taxes                      60,581            1,914              -         62,495
Income tax expense                              23,034              759              -         23,793
Extraordinary item, net of tax                    (456)               -              -           (456)
                                            ----------           ------         ------   ------------
Net income                                  $   37,091            1,155              -         38,246
                                            ==========           ======         ======   ============
Average assets                              $3,541,341           28,174              -      3,569,515
                                            ==========           ======         ======   ============

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

                                                       Year Ended December 31, 1997
                                            -----------------------------------------------------
                                              Retail        Land                     Consolidated
                                             Banking    Development   Eliminations      Total
                                            ----------  ------------  -------------  ------------
                                                              (In thousands)
Interest income                             $  242,013            -         (3,098)       238,915
Interest expense                               145,216        3,098         (3,098)       145,216
                                            ----------       ------         ------   ------------
  Net interest income                           96,797       (3,098)             -         93,699
Provision for loan losses                        1,150            -              -          1,150
                                            ----------       ------         ------   ------------
  Net interest income after provision           95,647       (3,098)             -         92,549
Non-interest income                             15,841        6,876              -         22,717
Non-interest expense                            54,106          505              -         54,611
                                            ----------       ------         ------   ------------
Income before income taxes                      57,382        3,273              -         60,655
Income tax expense                              21,409        1,298              -         22,707
                                            ----------       ------         ------   ------------
Net income                                  $   35,973        1,975              -         37,948
                                            ==========       ======         ======   ============
Average assets                              $3,281,685       34,979              -      3,316,664
                                            ==========       ======         ======   ============

22.  Fair Values of Financial Instruments

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No.107 have been determined as of a specific point in time utilizing available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values.

  The estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are set forth in the following table below.

                                               December 31, 1999            December 31, 1998
                                            -----------------------       ----------------------
                                             Carrying        Fair          Carrying       Fair
                                              Amount         Value          Amount        Value
                                            ----------      -------       --------     ---------
                                                                (In thousands)
Financial assets:
  Cash and cash equivalents                $  158,040       158,040        157,699       157,699
  Investment securities                       281,129       281,451        260,945       262,198
  Mortgage-backed securities                  133,954       131,798        183,603       182,635
  Loans receivable                          3,884,569     3,821,782      3,319,076     3,392,834
  Interest receivable                          23,740        23,740         21,545        21,545
                                           ----------     ---------      ---------     ---------
    Total financial assets                 $4,481,432     4,416,811      3,942,868     4,016,911
                                           ==========     =========      =========     =========
Financial liabilities:
  Non-maturity deposits                    $1,228,941     1,228,941      1,199,549     1,199,549
  Deposits with stated maturities           1,470,301     1,470,134      1,457,323     1,465,778
  Borrowed funds                            1,526,363     1,500,602      1,034,500     1,063,521
  Interest payable                              7,653         7,653          4,792         4,792
                                           ----------     ---------      ---------     ---------
   Total financial liabilities             $4,233,258     4,207,330      3,696,164     3,733,640
                                           ==========     =========      =========     =========

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

  Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 1999 and 1998, the fair value of the Bank's mortgage loan commitments of $318.3 million and $332.0 million, respectively, was $(2.3) million and $471,000, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 1999 and 1998.

  Mortgage servicing rights. The fair value of mortgage servicing rights is estimated based on the contractual terms of the servicing agreements and the underlying mortgage loans, the current levels of interest rates, and assumed prepayment rates on the underlying mortgage loans. As of December 31, 1999 and 1998, the estimated fair value of the Bank's purchased mortgage servicing rights of $7.3 million and $4.2 million, was $7.3 million, and $4.2 million, respectively. In addition, the estimated value of the mortgage servicing rights related to the remaining loans serviced for others totaling $380.5 million and $546.0 million as of December 31, 1999 and 1998, respectively, for which there is no recorded balance, was $3.7 million and $4.7 million, respectively.

                      MAF Bancorp, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements - (End)

23.  Selected Quarterly Financial Data (Unaudited)

  The following are the consolidated results of operations on a quarterly basis:

                                                                      Year Ended December 31, 1999
                                                          ----------------------------------------------------
                                                           First         Second          Third         Fourth
                                                          Quarter        Quarter        Quarter        Quarter
                                                          -------        -------        -------        -------
                                                            (Dollars in thousands, except per share amounts)
Interest income                                           $67,398         68,811         72,243         76,640
Interest expense                                           39,035         39,852         42,798         46,716
                                                          -------         ------         ------         ------
 Net interest income                                       28,363         28,959         29,445         29,924
Provision for loan losses                                     250            250            300            300
                                                          -------         ------         ------         ------
 Net interest income after provision for loan losses       28,113         28,709         29,145         29,624
Net gain on sale of assets                                  2,010            522            717          1,053
Income from real estate operations                            621          3,917          2,478          2,614
Other income                                                4,725          5,282          5,424          5,481
Non-interest expense                                       16,180         16,524         17,217         17,759
                                                          -------         ------         ------         ------
 Income before income taxes                                19,289         21,906         20,547         21,013
Income tax expense                                          7,610          8,667          7,671          7,262
                                                          -------         ------         ------         ------
 Net income                                               $11,679         13,239         12,876         13,751
                                                          =======         ======         ======         ======
Diluted earnings per share                                $   .46            .53            .52            .56
                                                          =======         ======         ======         ======
Cash dividends declared per share                         $   .07            .09            .09            .09
                                                          =======         ======         ======         ======
Stock price information:
 High                                                     $ 27.50          25.13          24.31          23.69
 Low                                                        21.75          21.50          18.88          19.88
 Close                                                      22.25          24.25          19.88          20.94

                                                                      Year Ended December 31, 1998
                                                          ----------------------------------------------------
                                                           First         Second          Third         Fourth
                                                          Quarter        Quarter        Quarter        Quarter
                                                          -------        -------        -------        -------
                                                            (Dollars in thousands, except per share amounts)
Interest income                                           $61,288         61,813         62,114         61,881
Interest expense                                           37,295         37,605         37,968         37,707
                                                          -------         ------         ------         ------
 Net interest income                                       23,993         24,208         24,146         24,174
Provision for loan losses                                     200            200            200            200
                                                          -------         ------         ------         ------
 Net interest income after provision for loan losses       23,793         24,008         23,946         23,974
Net gain on sale of assets                                    839          1,021          1,167          1,224
Income from real estate operations                            801          1,298          1,755            663
Other income                                                3,806          4,538          4,073          4,532
Non-interest expense                                       14,417         14,886         14,952         14,688
                                                          -------         ------         ------         ------
 Income before income taxes                                14,822         15,979         15,989         15,705
Income tax expense                                          5,655          6,199          6,128          5,811
Extraordinary item, net of tax                                  -              -              -           (456)
                                                          -------         ------         ------         ------
 Net income                                               $ 9,167          9,780          9,861          9,438
                                                          =======         ======         ======         ======
Diluted earnings per share before extraordinary item      $   .39            .42            .42            .43
Extraordinary item, net of tax                                  -              -              -           (.02)
                                                          -------         ------         ------         ------
Diluted earnings per share                                    .39            .42            .42            .41
                                                          =======         ======         ======         ======
Cash dividends declared per share                         $  .047            .07            .07            .07
                                                          =======         ======         ======         ======
Stock price information:
 High                                                     $ 26.33          29.25          25.00          26.94
 Low                                                        21.67          23.88          18.75          19.13
 Close                                                      25.38          24.25          23.50          26.50
                                                          =======         ======         ======         ======

                                                                    EXHIBIT 23.1

                          Independent Auditors' Report



The Board of Directors
MAF Bancorp, Inc.

  We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                   KPMG LLP


Chicago, Illinois
January 26, 2000

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

          Consolidated Statements of Financial Condition at December 31, 1999 and 1998.

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

          (ii) By-laws of Registrant, as amended. (Incorporated herein by reference to Exhibit No. 3 to Registrant's June 30, 1990 Form 10-K).

          Exhibit No. 10.  Material Contracts


          (i) Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1992 Form 10-K).*

          (ii) MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q and to Exhibit A to Registrant's Proxy Statement, dated March 23, 1998, relating to the 1998 Annual Meeting of Shareholders, File No. 0-18121).*

          (iii) MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q and to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).*

          (iv) Credit Agreement dated as of May 22, 1996, as amended through April 3, 1998, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).

          (v) Amendment dated April 19, 1999, of the Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

          (vi) Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).*

          (vii) Mid America Bank, fsb Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

          (viii) Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

          (ix) MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1994 Form 10-K).*

          (x) MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended.*

          (xi) Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit
                  No. 10 to Registrant's December 31, 1998 Form 10-K).*

          (xii) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*

          (xiii) Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*

          (xiv) Employment Agreement, as amended, between David C. Burba and MAF Bancorp, Inc.*

          (xv) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers.*

          (xvi) Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers.*

          (xvii) Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K). *

          (xviii) Form of Agreement Regarding Post-Employment Restrictive
                  Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and Richard A. Brechlin and Gregg P. Goossens. (Incorporated herein by reference to Exhibit No. 10 to Registrant's
                  December 31, 1998 Form 10-K).

          (xix) N.S. Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to Registrant's Form S-8 Registration Statement No. 333-06593).*

          (xx) Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, as amended (Incorporated by reference to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed by Westco Bancorp, Inc. with the Commission on March 17, 1995, Registration Statement No. 33-54764 and to Exhibit 99.2 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4, Registration Statement No. 333-66693).*

          (xxi) MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q).*

          (xxii) MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant's September 30, 1999 Form 10-Q).*
----------------
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit

          Exhibit No. 11.  Statement re: Computation of Per Share Earnings for
                           the periods indicated:


                                                               Year Ended December 31,
                                                        -----------------------------------
                                                           1999         1998        1997
                                                        -----------  ----------  ----------

          Net income                                    $51,545,000  38,246,000  37,948,000
                                                        ===========  ==========  ==========

          Weighted average common shares outstanding     24,253,946  22,433,184  23,131,729
                                                        ===========  ==========  ==========

          Basic earnings per share                      $      2.13        1.70        1.64
                                                        ===========  ==========  ==========


          Weighted average common shares outstanding     24,253,946  22,433,184  23,131,729

          Common stock equivalents due to dilutive
          effect on stock options                           676,667     764,978     766,525
                                                        -----------  ----------  ----------

          Total weighted average common shares
          and equivalents outstanding for
          diluted computation                            24,930,613  23,198,162  23,898,254
                                                        ===========  ==========  ==========

          Diluted earnings per share                    $      2.07        1.65        1.59
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


          Exhibit No. 23.  Consent of KPMG LLP

          Exhibit No. 24.  Power of Attorney (Included on Signature Page)

          Exhibit No. 27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          On October 27, 1999, MAF Bancorp, Inc. filed the announcement of its 1999 third quarter earnings results.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MAF Bancorp, Inc.
                                           -------------------------
                                                 (Registrant)

                                       By:   /s/ Allen H. Koranda
                                           -------------------------
                                               Allen H. Koranda
                                           Chairman of the Board and
                                            Chief Executive Officer

                                                 March 1, 2000
                                           -------------------------
                                                     (Date)

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


By:    /s/ Allen H. Koranda                              March 1, 2000
   ------------------------------                      -----------------
         Allen H. Koranda                                    (Date)
     Chairman of the Board and
      Chief Executive Officer
    (Principal Executive Officer)


By:   /s/ Jerry A. Weberling                             March 1, 2000
   ------------------------------                      ------------------
        Jerry A. Weberling                                   (Date)
    Executive Vice President and
 Chief Financial Officer and Director
   (Principal Financial Officer)


By:    /s/ Gerard J. Buccino                             March 1, 2000
   ------------------------------                      ------------------
         Gerard J. Buccino                                   (Date)
      Senior Vice President
         and Controller
   (Principal Accounting Officer)

By:    /s/ Robert Bowles, M.D.                           March 1, 2000
   ------------------------------                      ------------------
        Robert Bowles, M.D.                                  (Date)
            Director


By:     /s/ David C. Burba                               March 1, 2000
   ------------------------------                      ------------------
         David C. Burba                                      (Date)
            Director


By:       /s/ Terry Ekl                                  March 1, 2000
   ------------------------------                      ------------------
            Terry Ekl                                        (Date)
            Director


By:     /s/ Joe F. Hanauer                               March 1, 2000
   ------------------------------                      ------------------
          Joe F. Hanauer                                     (Date)
             Director


By:    /s/ Kenneth Koranda                               March 1, 2000
   ------------------------------                      ------------------
         Kenneth Koranda                                     (Date)
            Director


By:    /s/ Henry Smogolski                               March 1, 2000
   ------------------------------                      -------------------
         Henry Smogolski                                     (Date)
            Director


By:    /s/ F. William Trescott                           March 1, 2000
   ------------------------------                      -------------------
        F. William Trescott                                  (Date)
             Director


By:      /s/ Lois B. Vasto                               March 1, 2000
   ------------------------------                      -------------------
           Lois B. Vasto                                     (Date)
             Director


By:     /s/ Andrew J. Zych                               March 1, 2000
   ------------------------------                      -------------------
         Andrew J. Zych                                      (Date)
            Director

                                 EXHIBIT INDEX

Exhibit 3 (i)    Certificate of Incorporation, as amended.

Exhibit 10(v) Amendment dated April 19, 1999, of the Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

Exhibit 10(x) MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended.

Exhibit 10(xii) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.

Exhibit 10(xiii) Form of Employment Agreement, as amended, between Mid America
                 Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry
                 Weberling.

Exhibit 10(xiv) Employment Agreement, as amended, between David C. Burba and MAF Bancorp, Inc.

Exhibit 10(xv) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers.

Exhibit 10(xvi) Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers.

Exhibit No. 11   Statement re: Computation of Per Share Earnings for the years ended December 31, 1999, 1998 and 1997.

Exhibit No. 12   Statements re: Computation of ratio of earnings to fixed
                 charges.

Exhibit No. 21   Subsidiaries of the Registrant

Exhibit No. 23   Consent of KPMG LLP

Exhibit No. 24   Power of Attorney (Included on Signature Page)

Exhibit No. 27   Financial Data Schedule