Form 10-Q
period 2000-03-31
MAF BANCORP INC
filed 2000-05-15
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000

                                      or

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

                        Commission file number 0-18121

                               MAF BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                                ---------------

                      Delaware                             36-3664868
              (State of Incorporation)                  (I.R.S. Employer
                                                       Identification No.)


            55th Street & Holmes Avenue
             Clarendon Hills, Illinois                        60514
      (Address of Principal executive Offices)             (Zip Code)


                Registrant's telephone number:  (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------    -------

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 23,215,287 at May 12, 2000.

================================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

Part I.     Financial Information                                           Page
-------     ---------------------                                           ----

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 2000 and December 31, 1999 (unaudited)..........   3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 2000 and 1999 (unaudited)................   4

            Consolidated Statement of Changes in Stockholders' Equity
            for the Three Months Ended March 31, 2000 (unaudited)...........   5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999 (unaudited)..........   6

            Notes to Unaudited Consolidated Financial Statements............   8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  10

Item 3      Quantitative and Qualitative Disclosures About Market Risk......  28

Part II.    Other Information
--------    -----------------

Item 1      Legal Proceedings...............................................  28

Item 2      Changes in Securities...........................................  28

Item 3      Defaults Upon Senior Securities.................................  28

Item 4      Submission of Matters to a Vote of Security Holders.............  28

Item 5      Other Information...............................................  28

Item 6      Exhibits and Reports on Form 8-K................................  29

            Signature Page..................................................  30

Item 1.  Financial Statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)
                                  (unaudited)

                                                                                   March 31,        December 31,
                                                                                     2000               1999
                                                                                   ----------        ----------
Assets
------
Cash and due from banks                                                            $   46,245            71,721
Interest-bearing deposits                                                              21,089            51,306
Federal funds sold                                                                    115,364            35,013
Investment securities, at cost (fair value of $12,385 and $12,321)                     12,059            11,999
Investment securities available for sale, at fair value                               190,056           194,105
Stock in Federal Home Loan Bank of Chicago, at cost                                    78,275            75,025
Mortgage-backed securities, at amortized cost
 (fair value of $90,332 and $92,095)                                                   94,144            94,251
Mortgage-backed securities available for sale, at fair value                           37,887            39,703
Loans receivable held for sale                                                         37,899            12,601
Loans receivable, net of allowance for losses of $17,567 and $17,276                3,984,857         3,871,968
Accrued interest receivable                                                            25,145            23,740
Foreclosed real estate                                                                  8,221             7,415
Real estate held for development or sale                                               14,815            15,889
Premises and equipment, net                                                            42,516            42,489
Other assets                                                                           53,048            49,640
Intangible assets, net of accumulated amortization of $11,515 and $10,555              60,270            61,200
                                                                                   ----------         ---------
                                                                                   $4,821,890         4,658,065
                                                                                   ==========         =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits                                                                          $2,756,789         2,699,242
 Borrowed funds                                                                     1,622,925         1,526,363
 Advances by borrowers for taxes and insurance                                         40,589            34,767
 Accrued expenses and other liabilities                                                49,936            44,772
                                                                                   ----------         ---------
  Total liabilities                                                                 4,470,239         4,305,144
                                                                                   ----------         ---------
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; none outstanding                                                                 --                --
 Common stock, $.01 par value;
  authorized 80,000,000 shares; 25,420,650 shares issued;
  23,449,287 and 23,911,508 shares outstanding                                            254               254
 Additional paid-in capital                                                           197,320           194,874
 Retained earnings, substantially restricted                                          202,140           198,156
 Stock in  gain deferral plan; 223,453 shares                                             511               511
 Accumulated other comprehensive loss                                                  (4,022)           (3,675)
 Treasury stock, at cost; 2,194,816 and 1,732,595 shares                              (44,552)          (37,199)
                                                                                   ----------         ---------
  Total stockholders' equity                                                          351,651           352,921
Commitments and contingencies                                                      ----------         ---------
                                                                                   $4,821,890         4,658,065
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                         ----------------------------
                                                                                              2000            1999
                                                                                           -----------     ----------
Interest income:
 Loans receivable                                                                              $70,705         59,733
 Mortgage-backed securities                                                                      1,525          1,860
 Mortgage-backed securities available for sale                                                     649            780
 Investment securities                                                                           1,597            920
 Investment securities available for sale                                                        3,214          2,932
 Interest-bearing deposits and federal funds sold                                                2,401          1,213
                                                                                               -------        -------
   Total interest income                                                                        80,091         67,438
                                                                                               -------        -------
Interest expense:
 Deposits                                                                                       25,789         24,581
 Borrowed funds                                                                                 23,759         14,454
                                                                                               -------        -------
   Total interest expense                                                                       49,548         39,035
                                                                                               -------        -------
   Net interest income                                                                          30,543         28,403
Provision for loan losses                                                                          300            250
                                                                                               -------        -------
  Net interest income after provision for loan losses                                           30,243         28,153
                                                                                               -------        -------
Non-interest income:
 Gain on sale of:
  Loans receivable                                                                                  49          1,456
  Mortgage-backed securities                                                                         8              4
  Investment securities                                                                            133            538
  Foreclosed real estate                                                                            72             12
 Deposit account service charges                                                                 2,570          2,205
 Income from real estate operations                                                              2,475            621
 Brokerage commissions                                                                             678            592
 Loan servicing fee income                                                                         556            376
 Other                                                                                           1,218          1,512
                                                                                               -------        -------
   Total non-interest income                                                                     7,759          7,316
                                                                                               -------        -------
Non-interest expense:
 Compensation and benefits                                                                      10,145          9,466
 Office occupancy and equipment                                                                  1,915          1,807
 Advertising and promotion                                                                       1,002            532
 Data processing                                                                                   716            591
 Federal deposit insurance premiums                                                                147            404
 Amortization of intangible assets                                                                 960            977
 Other                                                                                           2,801          2,403
                                                                                               -------        -------
   Total non-interest expense                                                                   17,686         16,180
                                                                                               -------        -------
   Income before income taxes                                                                   20,316         19,289
Income tax expense                                                                               7,207          7,610
                                                                                               -------        -------
   Net income                                                                                  $13,109        $11,679
                                                                                               =======        =======
Basic earnings per share                                                                          $.55           $.47
                                                                                               =======        =======
Diluted earnings per share                                                                        $.55           $.46
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

                      MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)

                                                                            Three Months Ended March 31, 2000
                                                      ----------------------------------------------------------------------------
                                                                                       Accumulated
                                                              Additional                  other         Gain
                                                      Common    paid-in    Retained   comprehensive   deferral   Treasury
                                                      stock     capital    earnings       loss         plan       stock     Total
                                                      ------  ----------  ---------  --------------  ---------  ---------  -------
Balance at December 31, 1999                          $254     194,874     198,156       (3,675)        511      (37,199)  352,921
                                                      ----     -------     -------       ------        ----      -------   -------
Comprehensive income:
  Net income                                             -           -      13,109            -           -            -    13,109
  Other comprehensive loss, net of tax:
   Unrealized holding loss during the period             -           -           -         (261)          -            -      (261)
   Less:  reclassification adjustment of gains
    included in net income                               -           -           -          (86)          -            -       (86)
                                                      ----     -------     -------       ------        ----      -------   -------
  Total comprehensive income                             -           -      13,109         (347)          -            -    12,762
                                                      ----     -------     -------       ------        ----      -------   -------
Exercise of 367,245 stock options and
  reissuance of treasury stock                           -           -      (7,014)           -           -        7,083        69
Impact of exercise of acquisition
  carry-over stock options                               -          52           -            -           -            -        52
Purchase of treasury stock                               -           -           -            -           -      (14,436)  (14,436)
Tax benefits from stock-related compensation             -       2,394           -            -           -            -     2,394
Cash dividends ($.09 per share)                          -           -      (2,131)           -           -            -    (2,131)
Dividends paid to gain deferral plan                     -           -          20            -           -            -        20
                                                      ----     -------     -------       ------        ----      -------   -------
Balance at March 31, 2000                             $254     197,320     202,140       (4,022)        511      (44,552)  351,651
                                                      ====     =======     =======       ======        ====      =======   =======

    See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                     2000              1999
                                                                                  ---------          --------
Operating activities:
Net income                                                                        $  13,109            11,679
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                      1,054               965
   Provision for loan losses                                                            300               250
   Deferred income tax (benefit) expense                                               (119)              562
   Amortization of intangible assets                                                    960               977
   Amortization of premiums, discounts, loan fees and servicing rights                  148               296
   Net gain on sale of loans receivable, mortgage-backed securities,
     and real estate held for development or sale                                    (2,532)           (2,081)
   Gain on sale of investment securities                                               (133)             (538)
   Increase in accrued interest receivable                                           (1,405)             (234)
   Net (increase) decrease in other assets and liabilities                              843            (9,705)
 Loans originated for sale                                                          (60,002)          (56,877)
 Loans purchased for sale                                                            (1,008)          (13,548)
 Sale of loans receivable originated and purchased for sale                          35,511           138,892
 Sale of mortgage-backed securities available for sale                                    8               752
                                                                                  ---------          --------
      Net cash provided by (used in) operating activities                           (13,266)           71,390
                                                                                  ---------          --------
Investing activities:
 Loans receivable originated for investment                                        (202,628)         (250,270)
 Principal repayments on loans receivable                                           127,269           188,557
 Principal repayments on mortgage-backed securities                                   5,745            19,384
 Proceeds from maturities of investment securities available for sale                19,343            28,035
 Proceeds from sale of:
  Investment securities available for sale                                              480             8,859
  Real estate held for development or sale                                           12,318             5,852
 Purchases of:
  Loans receivable held for investment                                              (39,051)          (62,225)
  Investment securities available for sale                                          (15,967)          (31,835)
  Investment securities held to maturity                                                (59)             (196)
  Mortgage-backed securities held to maturity                                        (4,085)                -
  Stock in FHLB of Chicago                                                           (3,250)                -
  Real estate held for development or sale                                           (6,843)           (5,846)
  Premises and equipment                                                             (1,081)             (922)
                                                                                  ---------          --------
      Net cash used in investing activities                                        (107,809)         (100,607)
                                                                                  ---------          --------

                                                                                                  (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   -------------------------
                                                                                     2000             1999
                                                                                   --------          -------
Financing activities:
  Proceeds from FHLB of Chicago advances                                          $ 145,000           70,000
  Proceeds from unsecured line of credit                                              9,500            8,000
  Repayment of FHLB of Chicago advances                                             (65,000)         (80,000)
  Repayment of unsecured line of credit                                              (2,500)          (4,000)
  Net increase in other borrowings                                                    9,562                -
  Proceeds from exercise of stock options                                                69              619
  Purchase of treasury stock                                                        (12,466)         (24,424)
  Cash dividends                                                                     (2,131)          (1,541)
  Net increase in deposits                                                           57,877           13,598
  Increase in advances by borrowers for taxes and insurance                           5,822            4,851
                                                                                   --------          -------
     Net cash provided (used in) by financing activities                            145,733          (12,897)
                                                                                   --------          -------
Increase (decrease) in cash and cash equivalents                                     24,658          (42,114)
Cash and cash equivalents at beginning of period                                    158,040          157,699
                                                                                   --------          -------
Cash and cash equivalents at end of period                                        $ 182,698          115,585
                                                                                   ========          =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest on deposits and borrowed funds                                        $  48,508           38,822
   Income taxes                                                                           -              800
Summary of non-cash transactions:
  Transfer of loans receivable to foreclosed real estate                              1,221            1,607
  Loans receivable swapped into mortgage-backed securities                                -              753
  Common stock received for option exercises                                            790                -
                                                                                   ========          =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three month periods ended March 31, 2000 and 1999 and as of December 31, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

     Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations unless anti-dilutive. Stock options are the only adjustment made to average shares outstanding in computing diluted earnings per share. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:



                                                                    Three Months Ended March 31,
                                  -------------------------------------------------------------------------------------------------
                                                        2000                                                  1999
                                  -----------------------------------------------        ------------------------------------------
                                   Income             Shares           Per-Share           Income         Shares         Per-Share
                                 (Numerator)       (Denominator)        Amount           (Numerator)   (Denominator)       Amount
                                 -----------       -------------       ----------        -----------   -------------     ---------
                                                                            (Dollars in thousands)
Basic earnings per share:
Income available to
 common shareholders               $13,109            23,780,241         $.55               $11,679       24,636,116         $.47
                                   =======                               ====               =======                          ====
Effect of dilutive securities:
Stock options                                            173,755                                             785,744
                                                      ----------                                          ----------
Diluted earnings per share:
Income available to common
 shareholders plus assumed
 conversions                       $13,109            23,953,996         $.55               $11,679       25,421,860         $.46
                                   =======            ==========         ====               =======       ==========         ====


(3)  Commitments and Contingencies

     At March 31, 2000, the Bank had outstanding commitments to originate and purchase loans of $432.7 million, of which $104.2 million were fixed-rate loans, with rates ranging from 6.00% to 9.13%, and $328.5 million were adjustable-rate loans. At March 31, 2000, commitments to sell loans were $48.9 million.

     At March 31, 2000, the Bank had outstanding standby letters of credit totaling $15.5 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $9.5 million related to real estate development improvements.

(4)  Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(5)  Reclassifications

     Certain reclassifications of 1999 amounts have been made to conform with current year presentations.

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


                                            At or For the Three Months Ended March 31, 2000
                                        -------------------------------------------------------
                                         Retail         Land                         Consolidated
                                         Banking     Development     Eliminations        Total
                                        ---------    -----------     ------------   ---------------
                                                            (In thousands)
Interest income                        $   80,185            -            (94)           80,091
Interest expense                           49,548           94            (94)           49,548
                                       ----------       ------            ---         ---------
 Net interest income (loss)                30,637          (94)             -            30,543
Provision for loan losses                     300            -              -               300
                                       ----------       ------            ---         ---------
 Net interest income (loss)
   after provision                         30,337          (94)             -            30,243
Non-interest income                         5,284        2,475                            7,759
Non-interest expense                       17,395          291              -            17,686
                                       ----------       ------            ---         ---------
Income (loss) before income taxes          18,226        2,090              -            20,316
Income tax expense (benefit)                6,466          741              -             7,207
                                       ----------       ------            ---         ---------
Net income (loss)                      $   11,760        1,349              -            13,109
                                       ==========       ======            ===         =========
Average assets                         $4,712,903       18,173              -         4,731,076
                                       ==========       ======            ===         =========
                                                                                   (continued)


                                                    At or For the Three Months Ended March 31, 1999
                                                --------------------------------------------------------
                                                     Retail        Land                     Consolidated
                                                    Banking    Development   Eliminations      Total
                                                   ----------  -----------   ------------   ------------
                                                                     (In thousands)
Interest income                                    $   67,925            -           (487)        67,438
Interest expense                                       39,035          487           (487)        39,035
                                                   ----------       ------           ----   ------------
  Net interest income (loss)                           28,890         (487)             -         28,403
Provision for loan losses                                 250            -              -            250
                                                   ----------       ------           ----   ------------
  Net interest income (loss) after provision           28,640         (487)             -         28,153
Non-interest income                                     6,695          621              -          7,316
Non-interest expense                                   15,877          303              -         16,180
                                                   ----------       ------           ----   ------------
Income (loss) before income taxes                      19,458         (169)             -         19,289
Income tax expense (benefit)                            7,677          (67)             -          7,610
                                                   ----------       ------           ----   ------------
Net income (loss)                                  $   11,781         (102)             -         11,679
                                                   ==========       ======           ====   ============
Average assets                                     $4,054,130       28,156              -      4,082,286
                                                   ==========       ======           ====   ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the consumer banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank"), and secondarily, in the residential real estate development business primarily through MAF Developments, Inc.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 25 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, western Cook County, northern Will County, eastern Kane County, as well as the northwest side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through two wholly-owned subsidiaries, MAF Developments, and NW Financial, Inc., the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, Mid America Investment Services, Inc., which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer, and MAF Realty Co., LLC III, the holding company of MAF Realty, LLC IV, a real estate investment trust.

     The banking industry has and continues to experience consolidation both nationally and in the local Chicago area. As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the markets it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could include some book value per share dilution and earnings per share dilution depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

     The Company completed its purchase of two branches (Burbank and Tinley Park, Illinois) of M&I Bank, FSB, Milwaukee, Wisconsin on April 17, 2000. The branch acquisitions expand the Company's banking franchise into the southwest side of Chicago, a market the Company has targeted for future growth. The transaction involved the acquisition of approximately $90.0 million of deposits and the related branch buildings. The Company paid an $11.6 million, or 12.9% premium on deposits.

Cautionary Statement Regarding Forward-Looking Information

     This report, in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of wholesale borrowings, competition, demand for financial services in the Company's market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

        Core Capital Requirement

     The core capital requirement, or the required "leverage limit," currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. For the Bank, core capital generally includes common stockholders' equity (including retained earnings), and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks are also required to be deducted in computing core total capital.

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

     At March 31, 2000, the Bank was in compliance with all of its capital requirements as follows:

                                                        March 31, 2000           December 31, 1999
                                                  -------------------------  --------------------------
                                                                 Percent of                 Percent of
                                                     Amount        Assets       Amount        Assets
                                                  ------------   ----------  -------------  -----------
                                                                  (Dollars in thousands)
Stockholder's equity of the Bank                  $    360,963      7.53%     $    354,297      7.64%
                                                    ==========     =====        ==========     =====
Tangible capital                                  $    295,938      6.27%     $    288,177      6.32%
Tangible capital requirement                            70,830      1.50            68,391      1.50
                                                    ----------     -----        ----------     -----
Excess                                            $    225,108      4.77%     $    219,786      4.82%
                                                    ==========     =====        ==========     =====
Core capital                                      $    295,938      6.27%     $    288,177      6.32%
Core capital requirement                               141,661      3.00           136,782      3.00
                                                    ----------     -----        ----------     -----
Excess                                            $    154,277      3.27%     $    151,395      3.32%
                                                    ==========     =====        ==========     =====
Core and supplementary capital                    $    313,505     12.13%     $    305,453     12.32%
Risk-based capital requirement                         206,687      8.00           198,423      8.00
                                                    ----------     -----        ----------     -----
Excess                                            $    106,818      4.13%     $    107,030      4.32%
                                                    ==========     =====        ==========     =====
Total Bank assets                                 $  4,795,840                $  4,634,591
Adjusted total Bank assets                           4,722,032                   4,559,397
Total risk-weighted assets                           2,657,401                   2,555,481
Adjusted total risk-weighted assets                  2,583,593                   2,480,286
Investment in Bank's real estate subsidiaries            8,054                       7,930
                                                    ==========                  ==========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                            March 31,       December 31,
                                                                              2000              1999
                                                                            ---------       ------------
                                                                                  (In thousands)
Stockholder's equity of the Bank                                           $ 360,963           354,297
Goodwill                                                                     (54,285)          (54,939)
Core deposit intangibles                                                      (5,985)           (6,261)
Non-permissible subsidiary deduction                                          (8,054)           (7,930)
Non-includable purchased mortgage servicing rights                              (746)             (733)
Regulatory capital adjustment for available for sale securities                4,045             3,743
                                                                            --------           -------
 Tangible and core capital                                                   295,938           288,177
General loan loss reserves                                                    17,567            17,276
                                                                            --------           -------
 Core and supplementary capital                                            $ 313,505           305,453
                                                                            ========           =======

Changes in Financial Condition

     Total assets of the Company were $4.82 billion at March 31, 2000, an increase of $163.8 million from $4.66 billion at December 31, 1999. The increase is primarily due to an increase in deposits and borrowings used to fund loans receivable held for investment and sale.

     Cash and short-term investments totaled a combined $182.7 million at March 31, 2000, an increase of $24.7 million from the combined balance of $158.0 million at December 31, 1999. Cash and due from banks decreased $25.5 million due to the reinvestment of vault cash accumulated as of December 31, 1999 for potential customer Year 2000 concerns.

     Investment securities available for sale decreased $4.0 million to $190.1 million at March 31, 2000. The decrease is due to sales of $480,000 and maturities of $19.3 million of primarily U.S. agency and asset-backed securities, offset by purchases of $16.0 million in primarily U.S. agency and asset-backed securities. The Company recognized a gain of $133,000 on the sale of investment securities during the three months ended March 31, 2000.

     Mortgage-backed securities available for sale decreased $1.8 million to $37.9 million at March 31, 2000, primarily due to amortization and prepayments.

     Loans receivable, including loans held for sale, increased $138.2 million, or 3.6%, to $4.02 billion at March 31, 2000. The Bank originated $306.9 million of loans during the three month period ended March 31, 2000. Offsetting this increase were amortization and prepayments totaling $127.3 million, as well as loan sales of $35.7 million. Loans receivable held for sale increased to $37.9 million as of March 31, 2000, compared to $12.6 million at December 31, 1999, primarily due to the classification of certain ARM loan originations for sale during the current quarter. Traditionally, the Bank had generally held ARM originations in its portfolio. However, due to rising interest rates, and increased consumer preference for ARM loans, the Bank has decided to start selling some of its hybrid ARM loan originations to manage its asset growth.

     The allowance for loan losses totaled $17.6 million at March 31, 2000, an increase of $291,000 from the balance at December 31, 1999, due to a $300,000 provision for loan losses, offset by net charge-offs of $9,000. The Bank's allowance for loan losses to total loans outstanding was .44% at March 31, 2000, unchanged from December 31, 1999. Non-performing loans increased $604,000 to $16.3 million at March 31, 2000, compared to $15.6 million at December 31, 1999. As a percentage of total loans receivable, the level of non-performing loans was
 .41% at March 31, 2000, compared to .40% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 108.1% at March 31, 2000 compared to 110.4% at December 31, 1999, and 115.3% at March 31, 1999.

     Foreclosed real estate increased $806,000 to $8.2 million at March 31, 2000, primarily due to new single family foreclosures on $1.2 million of loans offset by the receipt of $548,000 from sales of foreclosed property. Foreclosed real estate includes a $6.1 million commercial office complex currently under contract and expected to close in the second quarter.

     Real estate held for development or sale decreased $1.1 million to $14.8 million at March 31, 2000. A summary of the carrying value of real estate held for development or sale is as follows:

                              March 31,    December 31,
                                2000           1999
                               -------       -------
                                  (In thousands)
MAF Developments, Inc.
 Tallgrass of Naperville       $11,484        11,720
 Creekside of Remington          1,657         1,657
                               -------        ------
                                13,141        13,377
                               -------        ------

NW Financial, Inc.
 Reigate Woods                   1,274         2,112
 Woodbridge                        400           400
                               -------        ------
                                 1,674         2,512
                               -------        ------
                               $14,815        15,889
                               =======        ======

     The Tallgrass of Naperville project balance decreased $236,000 due to 90 lots sales in the current quarter offset by $6.7 million in development costs. These costs in the current quarter include a scheduled installment payment for land in the amount of $3.4 million. As of March 31, 2000, 138 lots were under contract. The next phase of the development, which consists of approximately 170 lots, is expected to be offered for sale to builders in the third or fourth quarter of 2000. The remaining balance of the Creekside of Remington project consists of 75 lots, contracted to be sold to a local developer and scheduled to close in the second quarter of 2000. The Company expects any profit on the sale to be nominal.

     The Company sold three homesites in its Reigate Woods subdivision during the first three months of 2000. At March 31, 2000, there were seven remaining homesites, with three homesites under contract. The remaining balance in the Woodbridge project consists of four commercial parcels that are under contract with closings expected over the next nine months. Current estimated aggregate pre-tax profit on the Woodbridge sales is $1.1 million.

     Deposits increased $57.5 million, to $2.76 billion at March 31, 2000, which reflects the success of recent retail deposit initiatives directed toward increasing the Company's deposit base. After consideration of interest credited to accounts of $25.6 million during the three months ended March 31, 2000, actual cash inflows were $32.2 million during the period. The increase is primarily due to a $26.7 million increase in certificate of deposit accounts and a $31.2 million increase in core deposits. The Bank had a net increase of 3,500 checking accounts during the current quarter to 106,000 accounts, due to increased marketing efforts.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $96.6 million to $1.62 billion at March 31, 2000. The increase is primarily attributable to a net $80.0 million increase in FHLB of Chicago borrowings used to fund loan originations. The balance of the Company's unsecured revolving line of credit increased by $7.0 million primarily to fund the Company's stock buyback program.

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

     For the quarter ended March 31, 2000, interest income that would have been recorded on non-accrual loans (had they been performing according to their original terms) amounted to $312,000, compared to $255,000 for the three months ended March 31, 1999.


     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:


                                        61-90 Days                           91 Days or More
                            -----------------------------------  ---------------------------------------
                                        Principal                               Principal
                             Number     Balance of    Percent      Number      Balance of      Percent
                               of       Delinquent       of          of        Delinquent        of
                              Loans       Loans        Total        Loans         Loans         Total
                            ---------  ------------  ----------  -----------  -------------  -----------
                                                      (Dollars in thousands)
March 31, 2000                 40        $4,370        .11%          122        $14,254         .36%
                               ==        ======        ===           ===        =======         ===
December 31, 1999              63        $6,280        .16%          130        $13,224         .34%
                               ==        ======        ===           ===        =======         ===
September 30, 1999             62        $4,828        .13%          123        $12,321         .33%
                               ==        ======        ===           ===        =======         ===
June 30, 1999                  49        $3,655        .11%          112        $12,299         .35%
                               ==        ======        ===           ===        =======         ===
March 31, 1999                 33        $3,125        .09%          123        $13,677         .40%
                               ==        ======        ===           ===        =======         ===

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                       At
                                    ----------------------------------------------------------------------
                                      3/31/00    12/31/99     9/30/99     6/30/99     3/31/99    12/31/98
                                    ----------   ---------   ---------   ---------   ---------   ---------
                                                                (In thousands)
Real estate loans:
 One-to four-family:
  Held for investment               $3,581,604   3,479,425   3,292,649   3,085,456   2,998,662   2,877,482
  Held for sale                         37,899      12,601      13,787     100,016      21,387      89,406
 Multi-family                          162,666     164,878     164,687     153,150     141,018     137,254
 Commercial                             40,142      38,817      39,670      38,050      41,581      43,069
 Construction                           27,529      27,707      29,651      29,558      39,090      28,429
 Land                                   29,143      28,602      20,148      24,655      23,674      24,765
                                    ----------   ---------   ---------   ---------   ---------   ---------
  Total real estate loans            3,878,983   3,752,030   3,560,592   3,430,885   3,265,412   3,200,405

Other loans:
 Consumer loans:
  Equity lines of credit               106,503      99,099      95,749      93,502      90,053      91,915
  Home equity loans                     51,746      48,397      45,717      44,987      40,434      42,398
  Other                                  4,751       4,757       6,008       6,252       6,294       6,015
                                    ----------   ---------   ---------   ---------   ---------   ---------
   Total consumer loans                163,000     152,253     147,474     144,741     136,781     140,328
 Commercial business lines               3,399       3,132       1,740       1,743       1,780       2,356
                                    ----------   ---------   ---------   ---------   ---------   ---------
  Total other loans                    166,399     155,385     149,214     146,484     138,561     142,684
                                    ----------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable             4,045,382   3,907,415   3,709,806   3,577,369   3,403,973   3,343,089

Less:
 Loans in process                       11,467      11,893      13,240      16,828      17,904      10,698
 Unearned discounts, premiums
  and deferred loan expenses, net       (6,408)     (6,323)     (5,404)     (4,603)     (3,743)     (3,455)
 Allowance for loan losses              17,567      17,276      17,012      16,978      16,794      16,770
                                    ----------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable, net        4,022,756   3,884,569   3,684,958   3,548,166   3,373,018   3,319,076
Loans receivable held for sale         (37,899)    (12,601)    (13,787)   (100,016)    (21,387)    (89,406)
                                    ----------   ---------   ---------   ---------   ---------   ---------
  Loans receivable, net             $3,984,857   3,871,968   3,671,171   3,448,150   3,351,631   3,229,670
                                    ==========   =========   =========   =========   =========   =========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                           At
                                                             -------------------------------------------------------------
                                                              3/31/00   12/31/99   9/30/99    6/30/99   3/31/99   12/31/98
                                                             --------   --------   -------    -------   -------   --------
                                                                                     (In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
  Non-accrual loans                                          $13,624     12,548     10,453     9,472     9,897     10,641
  Accruing loans 91 days or more overdue                         529        771      1,312     1,377     1,743      1,381
                                                             -------     ------     ------    ------    ------     ------
   Total                                                      14,153     13,319     11,765    10,849    11,640     12,022
                                                             -------     ------     ------    ------    ------     ------
Commercial real estate, construction and land loans:
  Non-accrual loans                                              632        607        608       926     1,744      1,284
  Accruing loans 91 days or more overdue                           -          -          -         -         -          -
                                                             -------     ------     ------    ------    ------     ------
   Total                                                         632        607        608       926     1,744      1,284
                                                             -------     ------     ------    ------    ------     ------
Other loans:
  Non-accrual loans                                            1,445      1,683      1,258     1,239     1,166        721
  Accruing loans 91 days or more overdue                          24         41         29        42        16         22
                                                             -------     ------     ------    ------    ------     ------
   Total                                                       1,469      1,724      1,287     1,281     1,182        743
                                                             -------     ------     ------    ------    ------     ------
Total non-performing loans:
  Non-accrual loans                                           15,701     14,838     12,319    11,637    12,807     12,646
  Accruing loans 91 days or more overdue                         553        812      1,341     1,419     1,759      1,403
                                                             -------     ------     ------    ------    ------     ------
   Total                                                     $16,254     15,650     13,660    13,056    14,566     14,049
                                                             =======     ======     ======    ======    ======     ======
Non-accrual loans to total loans                                 .40%       .38        .33       .34       .38        .39
Accruing loans 91 days or more overdue to total loans            .01        .02        .04       .04       .05        .04
                                                             -------     ------     ------    ------    ------     ------
Non-performing loans to total loans                              .41%       .40        .37       .38       .43        .43
                                                             =======     ======      =====     =====    ======     ======
  Foreclosed real estate (net of related reserves):
  One- to four-family                                        $ 1,454      1,220      1,558     2,404     2,307      1,736
  Commercial, construction and land                            6,767      6,195      6,245     6,624     6,621      6,621
                                                             -------     ------     ------    ------    ------     ------
   Total                                                     $ 8,221      7,415      7,803     9,028     8,928      8,357
                                                             =======     ======      =====     =====    ======     ======
Non-performing loans and foreclosed real estate to total
  loans and foreclosed real estate                               .61        .59        .58       .63       .69        .73
                                                             =======     ======     ======   =======    ======     ======
Total non-performing assets                                  $24,475     23,065     21,463    22,084    23,494     22,406
                                                             =======     ======     ======  ========    ======     ======
Total non-performing assets to total assets                      .51%       .50        .48       .52       .57        .54
                                                             =======     ======     ======   =======    ======     ======

Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings. The Company also maintains a one-year, $20.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on April 30. The Company's principal uses of funds are interest payments on a $29.9 million unsecured term bank loan, bank borrowings, cash dividends to shareholders, loans to and investments in MAF Developments, stock repurchases, as well as investment purchases with excess cash flow.

     As a result of the Company's new stock repurchase program and additional real estate investment opportunities, subsequent to March 31, 2000, the Company renewed and increased its unsecured revolving line of credit to $25.0 million from $20.0 million and amended the $29.9 million bank term loan agreement to revise the repayment schedule as follows:

                                                    As
                               Original           Amended
                               --------           -------
                                     (In thousands)

          December 31, 2000    $  4,500              500
          December 31, 2001       7,000            1,500
          December 31, 2002       9,200            9,200
          December 31, 2003       9,200           18,700
                                -------           ------
                               $ 29,900           29,900
                                =======           ======

     For the three month period ended March 31, 2000, the Company received $7.5 million in dividends from the Bank and declared common stock dividends of $.09 per share or $2.1 million. On April 26, 2000, the Company announced an 11% increase in its quarterly dividend rate to $.10 payable on July 6, 2000. During the current quarter, the Company completed a previously announced stock buyback program and initiated a new 600,000 share buyback program on March 8, 2000. During the quarter ended March 31, 2000, the Company repurchased 690,800 shares for $12.5 million at an average price of $18.05 per share. The Company used cash from the dividends from the Bank, as well as funds borrowed on its unsecured revolving line of credit to fund the shares repurchased.

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

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended March 31, 2000, the Bank's average liquidity ratio was 10.6%. At March 31, 2000, total liquidity was $250.1 million, or 9.6%, which was $145.7 million in excess of the 4.0% regulatory requirement.

     During the three months ended March 31, 2000, the Bank originated and purchased loans totaling $306.9 million compared with $391.1 million during the same period a year ago. Loan sales and swaps for the three months ended March 31, 2000, were $35.7 million, compared to $139.2 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $432.7 million and commitments to sell or swap loans of $48.9 million at March 31, 2000. At March 31, 2000, the Company believes it has sufficient cash to fund its outstanding commitments, or will be able to obtain the necessary funds from outside sources to meet its cash needs.

Asset/Liability Management

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

     Although the Bank's overall strategy for asset/liability management remains consistent, due to the increased consumer demand for ARM loans, the relatively flat curve, and reduced regulatory capital levels, the Bank decided to begin selling a portion of its ARM originations during the current quarter. It is currently expected that the Bank will continue to sell some of its ARM production for the foreseeable future.

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at March 31, 2000. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are shown in the category relating to the period of time until their respective final maturities. Due to recent increases in market interest rates, $140.0 million of FHLB advances with final maturities ranging from 13 to 112 months, but callable in one year or less are categorized as $80.0 million due in 6 months or less, and $60.0 million due between 6 months and 1 year in anticipation of them being called.

     The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may by repriced within each of the periods specified. Certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, such as the pricing of deposits. Additionally, certain assets such as hybrid adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, as interest rates change, loan prepayment rate will differ from those rates assumed by management in the table.

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


                                                                             At March 31, 2000
                                                  ------------------------------------------------------------------------
                                                               More Than      More Than      More Than
                                                   6 Months     6 Months       1 Year       3 Years to     More Than
                                                    or Less    to 1 Year     to 3 Years       5 Years       5 Years        Total
                                                  -----------  ----------    -----------    -----------    ----------    ---------
                                                                                   (In thousands)
Interest-earning  assets:
   Loans receivable                               $  532,457     420,006      1,128,469        691,819     1,267,572     4,040,323
   Mortgage-backed securities                         67,208      20,154         15,603         12,486        16,580       132,031
   Interest-bearing deposits                          21,089           -              -              -             -        21,089
   Federal funds sold                                115,364           -              -              -             -       115,364
   Investment securities (1)                         144,168         471          5,821         38,021        91,909       280,390
                                                  ----------    --------      ---------       --------     ---------     ---------
     Total interest-earning assets                   880,286     440,631      1,149,893        742,326     1,376,061     4,589,197
   Impact of hedging activity  (2)                    37,899           -              -              -       (37,899)            -
                                                  ----------    --------      ---------       --------     ---------     ---------
     Total net interest-earning assets adjusted
       for impact of hedging activities              918,185     440,631      1,149,893        742,326     1,338,162     4,589,197
                                                  ----------    --------      ---------       --------     ---------     ---------
Interest-bearing  liabilities:
   NOW and checking accounts                          19,652      17,982         65,812         40,881        86,872       231,199
   Money market accounts                             164,768           -              -              -             -       164,768
   Passbook accounts                                  62,774      57,438        210,224        130,586       277,496       738,518
   Certificate accounts                              853,297     264,153        326,806         42,954         9,436     1,496,646
   FHLB advances                                     235,000     205,000        585,000        155,500       380,000     1,560,500
   Other borrowings                                   62,425           -              -              -             -        62,425
                                                  ----------    --------      ---------       --------     ---------     ---------
     Total interest-bearing liabilities            1,397,916     544,573      1,187,842        369,921       753,804     4,254,056
                                                  ----------    --------      ---------       --------     ---------     ---------
Interest sensitivity gap                          $ (479,731)   (103,942)       (37,949)       372,405       584,358       335,141
                                                  ==========    ========      =========       ========     =========     =========
Cumulative gap                                    $ (479,731)   (583,673)      (621,622)      (249,217)      335,141
                                                  ==========    ========      =========       ========     =========
Cumulative gap as a percentage
   of total assets                                    (9.95)     (12.10)        (12.89)         (5.17)         5.95
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities        65.68%      69.95          80.14          92.88        107.88

------------------------------
(1) Includes $78.3 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 2000, includes fees which are considered adjustments to yield.


                                                             Three Months Ended March 31,
                                           -----------------------------------------------------------------       At March 31,
                                                        2000                              1999                         2000
                                           -------------------------------   -------------------------------   --------------------
                                                                   Average                           Average
                                            Average                 Yield/    Average                 Yield/                 Yield/
                                            Balance     Interest     Cost     Balance      Interest    Cost      Balance      Cost
                                           ----------   --------   -------   ----------    --------  -------   ----------    ------
                                                                          (Dollars in Thousands)
Assets:
Interest-earning assets:
  Loans receivable                         $3,950,441    70,705      7.16%   $3,362,180     59,733     7.11%   $4,040,323     7.25%
  Mortgage-backed  securities                 131,473     2,174      6.61       169,675      2,640     6.22       132,031     6.63
  Interest-bearing  deposits (1)               34,133       574      6.75        30,206        543     7.29        21,089     5.93
  Federal funds sold (1)                      107,658     1,827      6.81        33,880        670     8.02       115,364     5.86
  Investment securities (2)                   283,994     4,848      6.85       265,339      3,889     5.94       280,390     6.87
                                           ----------    ------              ----------     ------             ----------
    Total interest-earning  assets          4,507,699    80,128      7.11     3,861,280     67,475     7.00     4,589,197     7.17
                                                         ======                             ======
Non-interest  earning assets                  223,377                           221,006                           232,693
                                           ----------                        ----------                        ----------
    Total assets                           $4,731,076                        $4,082,286                        $4,821,890
                                           ==========                        ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits                                  2,583,165    25,789      4.00    $2,533,651     24,581     3.93    $2,631,131     4.10
  Borrowed funds                            1,590,732    23,759      5.99     1,018,389     14,454     5.76     1,622,925     6.03
                                           ----------    ------              ----------     ------             ----------
    Total interest-bearing  liabilities     4,173,897    49,548      4.76     3,552,040     39,035     4.46     4,254,056     4.84
                                                         ------      ----                   ------     ----                   ----
Non-interest  bearing deposits                119,512                           103,747                           125,658
Other liabilities                              85,350                            86,891                            90,525
                                           ----------                        ----------                        ----------
   Total liabilities                        4,378,759                         3,742,678                         4,470,239
Stockholders' equity                          352,317                           339,608                           351,651
                                           ----------                        ----------                        ----------
   Liabilities and stockholders' equity    $4,731,076                        $4,082,286                        $4,821,890
                                           ==========                        ==========                        ==========
Net interest income/interest rate spread                 30,580      2.35%                  28,440     2.54%                  2.33%
                                                         ======      ====                   ======     ====                   ====

Net earning assets/net yield on
   average interest-earning  assets        $  333,802                2.71%   $  309,240                2.95%                N/A
                                           ==========                ====    ==========                ====                 ======

Ratio of interest-earning assets to
   interest-bearing liabilities                          108.00%                 108.71%                           107.88%
                                                         ======                  ======                            ======

---------------------------------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis at 35%.

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

                                             Three Months Ended March 31, 2000
                                                Compared to March 31, 1999
                                                    Increase (Decrease)
                                            -----------------------------------
                                             Volume         Rate          Net
                                            -------         -----        ------
                                                       (In thousands)
     Interest-earning assets:
         Loans receivable                   $10,549           423        10,972
         Mortgage-backed securities            (623)          157          (466)
         Interest bearing deposits               72           (41)           31
         Federal funds sold                   1,274          (117)        1,157
         Investment securities                  303           656           959
                                            -------         -----        ------
            Total                            11,575         1,078        12,653
                                            -------         -----        ------

     Interest-bearing liabilities:
         Deposits                               633           575         1,208
         Borrowed funds                       8,676           629         9,305
                                            -------         -----        ------
            Total                             9,309         1,204        10,513
                                            -------         -----        ------
     Net change in net interest income      $ 2,266          (126)        2,140
                                            =======         =====        ======


Comparison of the Results of Operations for the Three Months Ended March 31, 2000 and 1999

     General - Net income for the three months ended March 31, 2000, was $13.1 million, or $.55 per diluted share, compared to net income of $11.7 million, or $.46 per diluted share for the three months ended March 31, 1999, an increase of $1.4 million or 19.1% on a diluted earnings per share basis. The increase in earnings per share was primarily due to higher net interest income, an increase in income from real estate operations, higher deposit account service charges, as well as the impact of the repurchase of shares under the Company's stock repurchase programs, offset partially by higher non-interest expenses.

     Net interest income - Net interest income was $30.5 million for the current quarter, compared to $28.4 million for the quarter ended March 31, 1999, an increase of $2.1 million or 7.5%. Average net interest-earning assets increased to $333.8 million for the three months ended March 31, 2000, compared to $309.2 million for the three months ended March 31, 1999, while the Company's net interest margin decreased to 2.71% for the current three month period, compared to 2.95% for the prior year period, and is a result of the Bank's negative one-year gap position. The 24 basis point decline in the net interest margin is primarily due to the negative impact of rising U.S. Treasury rates over the past 12 months on the Bank's funding base, primarily on renewing certificates of deposits, maturing FHLB advances, and higher spreads over Treasury rates for new FHLB advances and certificates of deposit. The impact of rising rates on the Bank's funding base has been slightly offset by an increase in its yield on interest earning assets. In addition, the Company stock repurchase program has exerted downward pressure on the net interest margin by decreasing the level of interest earning assets.

     Interest income on loans receivable increased $11.0 million as a result of a $588.3 million increase in average loans receivable, as well as a slightly higher average yield on loans receivable for the current period compared to the prior year period. Although interest rates have generally risen over the past 12 months, the average yield on loans receivable has increased only slightly due to a dramatic change in the mix of loan originations toward lower-yielding ARM loans. Interest income on mortgage-backed securities decreased $466,000 to $2.2 million for the current quarter, due to a $38.2 million decrease in average balances. Interest income on investment securities increased $1.0 million to $4.8 million, primarily due to the increase in average balance of $18.7 million and a 91 basis point increase in yield due to floating rate assets repricing higher and a higher dividend rate paid on Federal Home Loan Bank stock.

     Interest expense on deposit accounts increased $1.2 million to $25.8 million, due to a $49.5 million increase in average deposits during the current three month period, and a 7 basis point increase in the average cost of deposits. The increase in the average cost of deposits is primarily due to upward repricing on maturing certificate of deposits.

     Interest expense on borrowed funds increased $9.3 million to $23.8 million, as a result of a $572.3 million increase in the average balance of borrowed funds, and a 23 basis point increase in the average cost of borrowed funds. The increase in the average balance is primarily due to an increase in FHLB of Chicago advances of $577.1 million, which have been used to fund loan originations held for investment.

     Recent increases in U. S. Treasury rates and widening of credit spreads, as well as uncertainty regarding potential additional Federal Reserve Board interest rate increases, is expected to have a negative impact on the Bank's net interest margin. In addition, competition for deposits has increased, as retail deposits have become a cheaper funding source than wholesale borrowings, requiring the Bank to pay higher deposit rates to attract and retain deposit funding. The Bank is currently emphasizing the origination of adjustable-rate loans which reduce interest rate risk exposure but carry lower interest rates. The net interest margin will also be pressured by the expected repricing of maturing certificates of deposits and FHLB advances at higher rates. Currently, however, the Company expects to be able to increase its net interest income. A continuation of current consumer preference for adjustable rate loans is expected to allow the Bank to increase its level of interest earning assets in an amount that more than offsets the decline in its net interest margin.

     Provision for loan losses - The Bank provided $300,000 in provision for loan losses during the current three month period, compared to $250,000 for the prior year three month period. Net charge-offs during the current quarter were $9,000, compared to net charge-offs of $225,000 for the three months ended March 31, 1999. The Bank's allowance for loan losses was $17.6 million at March 31, 2000, which equaled .44% of total loans receivable, the same percentage as at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 108.1% at March 31, 2000 compared to 110.4% at December 31, 1999 and 115.3% at March 31, 1999.

     Non-interest income - Non-interest income increased 6.1% to $7.8 million for the three months ended March 31, 2000, compared to $7.3 million for the three months ended March 31, 1999, primarily due to higher real estate development profits and deposit account service charges offset by substantially lower gains on sales of mortgage loans and investment securities.

     Gain on sale of loans and mortgage-backed securities decreased to a combined $57,000 for the three months ended March 31, 2000, compared to a combined $1.5 million for the three months ended March 31, 1999. Loan sale volume was $35.7 million during the current quarter, compared to $139.2 million for the three months ended March 31, 1999. The decrease in loan sale activity is primarily due to a lesser amount of fixed-rate originations in the current three month period due to rising interest rates. It is currently expected that loan sale volume will remain below 1999 levels during the remainder of 2000, and profits on sales will be substantially less than those recorded in 1999. The gain on sale of mortgage-backed securities results from loans originated by the Bank being swapped into mortgage-backed securities prior to sale. During the three months ended March 31, 2000, no loans swapped and sold, compared to $753,000 during the three months ended March 31, 1999.

     Income from real estate operations increased $1.9 million to $2.5 million for the three months ended March 31, 2000. A summary of income from real estate operations is as follows:

                                                    Three Months Ended March 31,
                                            ---------------------------------------------
                                                   2000                      1999
                                            ------------------        -------------------
                                                                                  Pre-tax
                                            # of       Pre-tax        # of         Income
                                            Lots        Income        Lots         (Loss)
                                            ----       -------        ----        -------
                                                        (Dollars in thousands)
     Tallgrass of Naperville                  90       $ 2,288          38        $   202
     Reigate Woods                             3            83           3            135
     Harmony Grove                             -           104           5            323
     Woodbridge                                -             -           -            (39)
                                            ----       -------        ----        -------
                                              93       $ 2,475          46        $   621
                                            ====       =======        ====        =======

     Sales in Tallgrass of Naperville project during the current quarter reflect closings of lots previously under contract in the current phase of the development. At March 31, 2000, 138 lots remain under contract, with closings expected in the second and third quarters of 2000. The large increase in the profit margin per lot is primarily due to increases in Unit 2 lot prices. As demand remains strong for this project's lots, the Company currently expects margins to remain at least at current levels for the foreseeable future. Profit margins were reduced for the Reigate Woods sales, as the few remaining homesites are being discounted in order to finish the project. The Harmony Grove profit in the current quarter represents rebated costs previously charged against profit. The project was complete as of March 31, 2000.

     Deposit account service charges increased $365,000, or 16.6% to $2.6 million for the three months ended March 31, 2000, primarily due to continued growth in the number of checking accounts and related fees, including debit card fees. At March 31, 2000, the Bank had approximately 106,100 checking accounts, compared to 95,600 at March 31, 1999.

     Loan servicing fee income increased to $556,000, for the three months ended March 31, 2000 compared to $376,000 for the three months ended March 31, 1999. The increase is primarily due to a decrease in the amortization of capitalized servicing resulting from the slowdown of prepayments. In addition, the average balance of loans serviced for others increased 12.2% to $1.23 billion for the current three-month period, compared to $1.09 billion for the prior year period. Amortization of mortgage servicing rights equaled $223,000 for the three months ended March 31, 2000, compared to $343,000 for the prior three-month period.

     Other non-interest income decreased $294,000, or 19.4% to $1.2 million for the three months ended March 31, 2000, primarily due to decreased fee income related to loan modifications, in light of slower refinance activity.

     Non-interest expense - Non-interest expense increased $1.5 million or 9.3% to $17.7 million for the three months ended March 31, 2000. The ratio of non-interest expense to average assets improved to 1.50% for the current quarter compared to 1.59% for the prior year period, reflecting increased operating efficiencies.

     Compensation and benefits increased 7.2% or $679,000 to $10.1 million for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase is primarily due to additional staffing for the new branch, and normal compensation increases. Compensation and benefits are expected to increase as a result of the two branch acquisitions that closed in April 2000.

     Occupancy expense increased $108,000, or 6.0% to $1.9 million for the three months ended March 31, 2000, compared to the prior year period, primarily due to higher real estate taxes, the addition of one new branch location and the cost of ongoing branch renovation programs.

     Federal deposit insurance premium expense decreased $257,000 or 63.6% to $147,000 for the three months ended March 31, 2000, compared to the prior year period due to a scheduled decrease in insurance rates that went into effect January 1, 2000.

     Data processing expense increased $125,000 or 21.2% to $716,000 for the three months ended March 31, 2000, compared to the prior year period, primarily due to higher depreciation expense for computer equipment and contracted software services related to the branch deposit acquisition.

     Advertising and promotion expense increased $470,000, or 88.4% for the three months ended March 31, 2000, compared to the prior year period. The increase is primarily due to a radio-based marketing campaign designed to enhance the Company's brand awareness in May 1999 and heavier print advertising for deposit products. Management does not expect further significant increases compared to the prior year in its advertising and promotion expenses for the remainder of 2000.

     Income taxes - For the three months ended March 31, 2000, income tax expense totaled $7.2 million, or an effective income tax rate of 35.5%, compared to $7.6 million, or an effective income tax rate of 39.5%, for the three months ended March 31, 1999. The lower effective income tax rate in the current period was primarily the result of proactive tax planning initiated in mid 1999, involving the transfer of Bank portfolio assets to an operating subsidiary. In addition, the recognition in the current period of income tax benefits relating to the resolution of certain prior years' income tax issues resulted in a lower effective tax rate.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     A comprehensive qualitative and quantatative analysis regarding market risk is disclosed in the Company's December 31, 1999 Form 10K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 1999.

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company held its Annual Meeting of Shareholders on April 26, 2000.
         (b) The names of each director elected at the Annual Meeting for three-year terms are as follows:

                                Joe F. Hanauer
                              F. William Trescott
                                Andrew J. Zych

         The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

                    Robert Bowles, MD        Kenneth Koranda
                    David C. Burba           Henry R. Smogolski
                    Terry A. Ekl             Lois B. Vasto
                    Allen Koranda            Jerry A. Weberling

         (c) In addition to the election of directors, the following matters were voted upon at the Annual Meeting. The number of affirmative votes and negative votes cast with respect to each matter is shown below.

              (i)   Approval of the MAF Bancorp, Inc. 2000 Stock Option Plan.

                             For           Against        Abstain
                         ----------       ---------       -------
                         19,189,888       1,442,490       152,278

              (ii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000:

                             For           Against        Abstain
                         ----------       ---------       -------
                         20,583,520        175,282         25,854


         (d)  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               Exhibit No. 3. Certificate of Incorporation and By-laws.

               (i) Certificate of Incorporation, as amended. (Incorporation by reference to Exhibit No. 3(i) to Registrant's December 31, 1999 10-K).

               (ii) By-laws of Registrant, as amended. (Incorporated by reference to Exhibit No. 3 to Registrant's June 30, 1990 Form 10-K).

               Exhibit No. 11. Statement re:  Computation of per share earnings:

                                                                                 Quarter Ended
                                                                                 March 31, 2000
                                                                                 --------------
                 Net income                                                        $13,109,000
                                                                                   ===========

                 Weighted average common shares outstanding                         23,780,241
                                                                                   ===========

                 Basic earnings per share                                          $       .55
                                                                                   ===========

                 Weighted average common shares outstanding                         23,780,241

                 Common stock equivalents due to dilutive
                    effect of stock options                                            173,755
                                                                                   -----------
                 Total weighted average common shares and equivalents
                    outstanding for diluted computation                             23,953,996
                                                                                   ===========

                 Diluted earnings per share                                        $       .55
                                                                                   ===========

               Exhibit No. 27.  Financial Data Schedule.

         (b)   Reports on Form 8-K.

               On January 26, 2000, MAF Bancorp, Inc. filed the announcement of its 1999 fourth quarter and year ended earnings results.

               On March 14, 2000, MAF Bancorp, Inc. filed the notice of its Annual Meeting of Shareholders to be held on April 26, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MAF Bancorp. Inc.
                                                   -----------------
                                                     (Registrant)



Date:     May 12, 2000                 By:       /s/ Allen H. Koranda
      --------------------                -----------------------------------
                                                   Allen H. Koranda
                                               Chairman of the Board and
                                                Chief Executive Officer
                                               (Duly Authorized Officer)



Date:     May 12, 2000                 By:      /s/  Jerry A. Weberling
      --------------------                -----------------------------------
                                                  Jerry A. Weberling
                                             Executive Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)