Form 10-Q
period 2000-06-30
MAF BANCORP INC
filed 2000-08-11
CIK 854662

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




(Mark one)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 23,093,836 at August 10, 2000.


================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      Index
                                      -----


Part I.        Financial Information                                                     Page
-------        ---------------------                                                     ----

Item 1         Financial Statements

               Consolidated Statements of Financial Condition
               as of June 30, 2000 and December 31, 1999 (unaudited)...................     3

               Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 2000 and 1999 (unaudited).........................     4

               Consolidated Statement of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 2000 (unaudited)......................     5

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 1999 (unaudited).....................     6

               Notes to Unaudited Consolidated Financial Statements....................     8

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................................    12

Item 3         Quantitative and Qualitative Disclosures About Market Risk..............    31

Part II.       Other Information
--------       -----------------

Item 1         Legal Proceedings.......................................................    32

Item 2         Changes in Securities...................................................    32

Item 3         Defaults Upon Senior Securities.........................................    32

Item 4         Submission of Matters to a Vote of Security Holders.....................    32

Item 5         Other Information.......................................................    32

Item 6         Exhibits and Reports on Form 8-K........................................    32

               Signature Page..........................................................    34

Part I. Financial Information

Item 1. Financial Statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              June 30,       December 31,
                                                                                2000            1999
                                                                            -----------      ------------
Assets
------
Cash and due from banks                                                     $    56,534         71,721
Interest-bearing deposits                                                        22,682         51,306
Federal funds sold                                                              108,969         35,013
Investment securities, at cost (fair value of $12,388 and $12,321)               12,060         11,999
Investment securities available for sale, at fair value                         173,466        194,105
Stock in Federal Home Loan Bank of Chicago, at cost                              80,775         75,025
Mortgage-backed securities, at amortized cost
   (fair value of $85,576 and $92,095)                                           88,965         94,251
Mortgage-backed securities available for sale, at fair value                     27,337         39,703
Loans receivable held for sale                                                   35,973         12,601
Loans receivable, net of allowance for losses of $17,870 and $17,276          4,160,524      3,871,968
Accrued interest receivable                                                      26,248         23,740
Foreclosed real estate                                                              981          7,415
Real estate held for development or sale                                         10,839         15,889
Premises and equipment, net                                                      45,523         42,489
Other assets                                                                     71,191         49,640
Intangible assets, net of accumulated amortization of $12,699 and $10,555        71,179         61,200
                                                                            -----------    -----------
                                                                            $ 4,993,246      4,658,065
                                                                            ===========    ===========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits                                                                 $ 2,876,553      2,699,242
   Borrowed funds                                                             1,665,075      1,526,363
   Advances by borrowers for taxes and insurance                                 37,785         34,767
   Accrued expenses and other liabilities                                        54,668         44,772
                                                                            -----------    -----------
     Total liabilities                                                        4,634,081      4,305,144
                                                                            -----------    -----------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
     shares; none outstanding                                                        --             --
   Common stock, $.01 par value;
     authorized 80,000,000 shares; 25,420,650 shares issued;
     23,161,974 and 24,984,398 shares outstanding                                   254            254
   Additional paid-in capital                                                   197,343        194,874
   Retained earnings, substantially restricted                                  213,506        198,156
   Stock in gain deferral plan; 226,640 and 223,453 shares                          595            511
   Accumulated other comprehensive loss                                          (3,035)        (3,675)
   Treasury stock, at cost; 2,485,316 and 1,732,595 shares                      (49,498)       (37,199)
                                                                            -----------    -----------
     Total stockholders' equity                                                 359,165        352,921
Commitments and contingencies
                                                                            $ 4,993,246      4,658,065
                                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                 June 30,
                                                             --------------------    -------------------
                                                               2000        1999        2000        1999
                                                             --------     -------    --------    -------
Interest income:
   Loans receivable                                          $ 74,856      61,436    145,561     121,169
   Mortgage-backed securities                                   1,496       1,697      3,021       3,557
   Mortgage-backed securities available for sale                  635         702      1,284       1,482
   Investment securities                                        1,687       1,166      3,284       2,086
   Investment securities available for sale                     3,264       2,733      6,478       5,665
   Interest-bearing deposits and federal funds sold             2,693       1,161      5,094       2,374
                                                             --------    --------   --------    --------
       Total interest income                                   84,631      68,895    164,722     136,333
                                                             --------    --------   --------    --------
Interest expense:
   Deposits                                                    27,902      24,585     53,691      49,166
   Borrowed funds                                              24,668      15,267     48,427      29,721
                                                             --------    --------   --------    --------
       Total interest expense                                  52,570      39,852    102,118      78,887
                                                             --------    --------   --------    --------
       Net interest income                                     32,061      29,043     62,604      57,446
Provision for loan losses                                         300         250        600         500
                                                             --------    --------   --------    --------
       Net interest income after provision for loan losses     31,761      28,793     62,004      56,946
                                                             --------    --------   --------    --------
Non-interest income:
   Gain (loss) on sale of:
     Loans receivable                                             147         414        204       1,874
     Mortgage-backed securities                                  (700)         --       (700)         --
     Investment securities                                         --          --        133         538
     Foreclosed real estate                                       132         108        204         120
   Deposit account service charges                              3,100       2,541      5,670       4,746
   Income from real estate operations                           2,701       3,917      5,176       4,538
   Brokerage commissions                                          476         627      1,154       1,219
   Loan servicing fee income                                      473         654      1,029       1,030
   Other                                                        1,489       1,376      2,707       2,888
                                                             --------    --------   --------    --------
       Total non-interest income                                7,818       9,637     15,577      16,953
                                                             --------    --------   --------    --------
Non-interest expense:
   Compensation and benefits                                   10,112       9,269     20,257      18,735
   Office occupancy and equipment                               1,990       1,818      3,905       3,625
   Advertising and promotion                                      888         823      1,890       1,355
   Data processing                                                736         600      1,452       1,191
   Federal deposit insurance premiums                             149         393        296         797
   Amortization of intangible assets                            1,184         977      2,144       1,954
   Other                                                        2,938       2,644      5,739       5,047
                                                             --------    --------   --------    --------
       Total non-interest expense                              17,997      16,524     35,683      32,704
                                                             --------    --------   --------    --------
       Income before income taxes                              21,582      21,906     41,898      41,195
Income tax expense                                              7,911       8,667     15,118      16,277
                                                             --------    --------   --------    --------
       Net income                                            $ 13,671      13,239     26,780      24,918
                                                             ========    ========   ========    ========
Basic earnings per share                                     $    .59         .55       1.14        1.02
                                                             ========    ========   ========    ========
Diluted earnings per share                                        .58         .53       1.13         .99
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Six Months Ended June 30, 2000
                                                   -----------------------------------------------------------------------------
                                                                                    Accumulated  Stock in
                                                             Additional                other       gain
                                                    Common     paid-in   Retained  comprehensive deferral   Treasury
                                                     stock     capital   earnings  income (loss)   plan       stock       Total
                                                   --------  ----------  --------  ------------- --------   --------    --------

Balance at December 31, 1999                       $    254    194,874    198,156      (3,675)        511    (37,199)    352,921
                                                   --------   --------   --------    --------    --------   --------    --------
Comprehensive income:
  Net income                                             --         --     26,780          --          --         --      26,780
  Other comprehensive income, net of tax:
    Unrealized holding income during the period          --         --         --         278          --         --         278
    Less:  reclassification adjustment of losses
      included in net income                             --         --         --         362          --         --         362
                                                   --------   --------   --------    --------    --------   --------    --------
  Total comprehensive income                             --         --     26,780         640          --         --      27,420
                                                   --------   --------   --------    --------    --------   --------    --------
Exercise of 367,745 stock options and
  reissuance of treasury stock                           --         --     (7,023)         --          --      7,093          70
Impact of exercise of acquisition
  carry-over stock options                               --         52         --          --          --         --          52
Purchase of treasury stock                               --         --         --          --          --    (19,308)    (19,308)
Tax benefits from stock-related compensation             --      2,417         --          --          --         --       2,417
Cash dividends ($.19 per share)                          --         --     (4,451)         --          --         --      (4,451)
Dividends paid to gain deferral plan                     --         --         44          --          84        (84)         44
                                                   --------   --------   --------    --------    --------   --------    --------
Balance at June 30, 2000                           $    254    197,343    213,506      (3,035)        595    (49,498)    359,165
                                                   ========   ========   ========    ========    ========   ========    ========


       See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ----------------------
                                                                                2000          1999
                                                                             ---------    ---------
Operating activities:
Net income                                                                   $  26,780       24,918
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
       Depreciation and amortization                                             2,140        1,960
       Provision for loan losses                                                   600          500
       FHLB of Chicago stock dividend                                           (1,347)          --
       Deferred income tax expense                                                 526        1,063
       Amortization of intangible assets                                         2,144        1,954
       Amortization of premiums, discounts, loan fees and servicing rights         335          617
       Net gain on sale of loans, mortgage-backed securities,
         and real estate held for development or sale                           (4,680)      (6,412)
       Gain on sale of investment securities                                      (133)        (538)
       Increase in accrued interest receivable                                  (2,508)        (746)
       Net increase in other assets and liabilities                            (25,811)     (12,303)
   Loans originated for sale                                                  (122,956)    (125,821)
   Loans purchased for sale                                                     (9,900)     (15,901)
   Sale of loans receivable originated, swapped, and purchased for sale        109,162      212,306
                                                                             ---------    ---------
           Net cash provided by (used in) operating activities                 (25,648)      81,597
                                                                             ---------    ---------
Investing activities:
   Loans receivable originated for investment                                 (548,258)    (569,002)
   Principal repayments on loans receivable                                    317,126      404,382
   Principal repayments on mortgage-backed securities                           12,308       31,834
   Proceeds from maturities of investment securities available for sale         36,565       41,490
   Proceeds from sale of:
     Investment securities available for sale                                      717        8,859
     Real estate held for development or sale                                   25,109       22,531
     Mortgage-backed securities available for sale                               9,300           --
   Purchases of:
     Loans receivable held for investment                                      (54,019)    (137,800)
     Investment securities available for sale                                  (15,968)     (45,176)
     Investment securities                                                         (59)     (10,266)
     Mortgage-backed securities                                                 (4,085)          --
     Stock in FHLB of Chicago                                                   (4,403)      (4,647)
     Real estate held for development or sale                                  (10,887)     (10,265)
     Premises and equipment                                                     (2,674)      (2,784)
   Cash received from acquisition of deposits, net                              80,903           --
                                                                             ---------    ---------
           Net cash used in investing activities                             $(158,325)    (270,844)
                                                                             ---------    ---------


                                                                     (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                               ----------------------
                                                                  2000         1999
                                                               ---------     --------
Financing activities:
   Proceeds from FHLB of Chicago advances                      $ 225,000      280,000
   Proceeds from unsecured line of credit                         15,000       21,000
   Repayment of FHLB of Chicago advances                         (90,000)    (145,000)
   Repayment of unsecured line of credit                          (5,000)     (11,000)
   Net decrease in other borrowings                                 (288)          --
   Proceeds from exercise of stock options                            70          727
   Purchase of treasury stock                                    (17,338)     (24,537)
   Cash dividends                                                 (4,238)      (3,241)
   Net increase in deposits                                       87,894       14,013
   Decrease in advances by borrowers for taxes and insurance       3,018        2,686
                                                               ---------    ---------
         Net cash provided by financing activities               214,118      134,648
                                                               ---------    ---------
Increase (decrease) in cash and cash equivalents                  30,145      (54,599)
                                                               ---------    ---------
Cash and cash equivalents at beginning of period                 158,040      157,699
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 188,185      103,100
                                                               =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest on deposits and borrowed funds                     100,731       78,066
     Income taxes                                                 12,011       12,942
Summary of non-cash transactions:
   Transfer of loans receivable to foreclosed real estate          1,221        3,381
   Loans receivable swapped into mortgage-backed securities        2,998          753
   Common stock received for option exercises                        790           --
                                                               =========    =========


See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and six month periods ended June 30, 2000 and 1999 and as of December 31, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                             Three Months Ended June 30,
                                    -----------------------------------------------------------------------------
                                                      2000                                   1999
                                    ---------------------------------------  -------------------------------------
                                       Income        Shares       Per-Share    Income        Shares       Per-Share
                                     (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                     -----------  -------------    ------    -----------  -------------    ------
                                                     (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
   common shareholders              $   13,671     23,245,139     $   .59   $   13,239    24,139,952      $   .55
                                    ==========                    =======   ==========                    =======
Effect of dilutive securities:
  Stock options                                       273,354                                754,176
                                                   ----------                             ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                      $   13,671     23,518,493     $   .58   $   13,239    24,894,128      $   .53
                                    ==========     ==========     =======   ==========    ==========      =======

                                                              Six Months Ended June 30,
                                    -----------------------------------------------------------------------------
                                                      2000                                   1999
                                    ---------------------------------------  -------------------------------------
                                       Income        Shares       Per-Share    Income        Shares       Per-Share
                                     (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                     -----------  -------------    ------    -----------  -------------    ------
                                                     (Dollars in thousands, except per share data)

Basic earnings per share:
  Income available to
   common shareholders              $   26,780     23,512,690      $   1.14   $   24,918    24,388,034     $  1.02
                                    ==========                     ========   ==========                   =======
Effect of dilutive securities:
  Stock options                                       223,554                                  769,960
                                                   ----------                               ----------
Diluted earnings per share -
  Income available to common
   shareholders plus assumed
   conversions                      $   26,780     23,736,244      $   1.13   $   24,918    25,157,994     $   .99
                                    ==========     ==========      ========   ==========    ==========     =======


(3)  Commitments and Contingencies

     At June 30, 2000, the Bank had outstanding commitments to originate and purchase loans of $436.6 million, of which $134.0 million were fixed-rate loans, with rates ranging from 5.00% to 9.38%, and $302.6 million were adjustable-rate loans. At June 30, 2000, commitments to sell loans were $74.9 million.

     At June 30, 2000, the Bank had outstanding standby letters of credit totaling $15.0 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $8.2 million related to real estate development improvements.

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

     The Company operates two separate lines of business. The Bank operates primarily as a retail consumer bank, participating in residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the tables below:

                                                  At or For the Three Months Ended June 30, 2000
                                           ------------------------------------------------------------
                                             Retail          Land                           Consolidated
                                             Banking      Development      Eliminations        Total
                                           ---------      -----------      ------------     ------------
                                                                     (In thousands)
Interest income                            $   84,691              --              (60)          84,631
Interest expense                               52,570              60              (60)          52,570
                                           ----------      ----------       ----------       ----------
  Net interest income                          32,121             (60)              --           32,061
Provision for loan losses                         300              --               --              300
                                           ----------      ----------       ----------       ----------
  Net interest income after provision          31,821             (60)              --           31,761
Non-interest income                             5,117           2,701               --            7,818
Non-interest expense                           17,836             161               --           17,997
                                                           ----------       ----------       ----------
Income before income taxes                     19,102           2,480               --           21,582
Income tax expense                              6,927             984               --            7,911
                                           ----------      ----------       ----------       ----------
Net income                                 $   12,175           1,496               --           13,671
                                           ==========      ==========       ==========       ==========
Average assets                             $4,889,249          13,760               --        4,903,009
                                           ==========      ==========       ==========       ==========

                                                  At or For the Three Months Ended June 30, 1999
                                           ------------------------------------------------------------
                                             Retail          Land                           Consolidated
                                             Banking      Development      Eliminations        Total
                                           ---------      -----------      ------------     ------------
                                                                     (In thousands)
Interest income                            $   69,348              --             (453)          68,895
Interest expense                               39,852             453             (453)          39,852
                                           ----------      ----------       ----------       ----------
  Net interest income                          29,496            (453)              --           29,043
Provision for loan losses                         250              --               --              250
                                           ----------      ----------       ----------       ----------
  Net interest income after provision          29,246            (453)              --           28,793
Non-interest income                             5,720           3,917               --            9,637
Non-interest expense                           16,382             142               --           16,524
                                           ----------      ----------       ----------       ----------
Income before income taxes                     18,584           3,322               --           21,906
Income tax expense                              7,355           1,312               --            8,667
                                           ----------      ----------       ----------       ----------
Net income                                 $   11,229           2,010               --           13,239
                                           ==========      ==========       ==========       ==========
Average assets                             $4,131,275          25,851               --        4,157,126
                                           ==========      ==========       ==========       ==========

                                                   At or For the Six Months Ended June 30, 2000
                                           ------------------------------------------------------------
                                             Retail          Land                           Consolidated
                                             Banking      Development      Eliminations        Total
                                           ---------      -----------      ------------     ------------
                                                                     (In thousands)
Interest income                            $  164,876              --             (154)         164,722
Interest expense                              102,118             154             (154)         102,118
                                           ----------      ----------       ----------       ----------
  Net interest income                          62,758            (154)              --           62,604
Provision for loan losses                         600              --               --              600
                                           ----------      ----------       ----------       ----------
  Net interest income after provision          62,158            (154)              --           62,004
Non-interest income                            10,401           5,176               --           15,577
Non-interest expense                           35,231             452               --           35,683
                                           ----------      ----------       ----------       ----------
Income before income taxes                     37,328           4,570               --           41,898
Income tax expense                             13,305           1,813               --           15,118
                                           ----------      ----------       ----------       ----------
Net income                                 $   24,023           2,757               --           26,780
                                           ==========      ==========       ==========       ==========
Average assets                             $4,801,078          15,966               --        4,817,044
                                           ==========      ==========       ==========       ==========

                                                  At or For the Six Months Ended June 30, 1999
                                           ------------------------------------------------------------
                                             Retail          Land                           Consolidated
                                             Banking      Development      Eliminations        Total
                                           ---------      -----------      ------------     ------------
                                                                     (In thousands)
Interest income                            $  137,273              --             (940)         136,333
Interest expense                               78,887             940             (940)          78,887
                                           ----------      ----------       ----------       ----------
  Net interest income                          58,386            (940)              --           57,446
Provision for loan losses                         500              --               --              500
                                           ----------      ----------       ----------       ----------
  Net interest income after provision          57,886            (940)              --           56,946
Non-interest income                            12,415           4,538               --           16,953
Non-interest expense                           32,259             445               --           32,704
                                           ----------      ----------       ----------       ----------
Income before income taxes                     38,042           3,153               --           41,195
Income tax expense                             15,031           1,246               --           16,277
                                           ----------      ----------       ----------       ----------
Net income                                 $   23,011           1,907               --           24,918
                                           ==========      ==========       ==========       ==========
Average assets                             $4,092,914          26,998               --        4,119,912
                                           ==========      ==========       ==========       ==========

(7)  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." The Statement is effective at the later of the first fiscal quarter beginning after June 15, 2000 or upon adoption of SFAS No. 133, and should be adopted concurrently with SFAS No. 133. The Company does not believe these statements will have a material impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

     This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of wholesale borrowings, competition, demand for financial services and real estate lots and parcels in the Company's market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

     MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank"), and secondarily, in the land development business primarily through MAF Developments, Inc.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 27 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, western Cook County, northern Will County, eastern Kane County, as well as the northwest and southwest sides of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through two wholly-owned subsidiaries, MAF Developments, and NW Financial, Inc., the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, Mid America Investment Services, Inc., which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer, and MAF Realty Co., LLC III, the holding company of MAF Realty, LLC IV, a real estate investment trust.

     The banking industry has and continues to experience consolidation both nationally and in the local Chicago area. As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the markets it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and earnings per share dilution depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

     On April 17, 2000, the Company completed its purchase of two savings bank branches from the Marshall & Ilsley ("M&I") banking organization, Milwaukee, Wisconsin. The branch acquisitions expand the Company's banking franchise into the southwest suburbs of Chicago with locations in Burbank and Tinley Park, Illinois. The transaction involved the acquisition of approximately $90.0 million of deposits and the related branch sites. The Company paid 12.9%, or $11.6 million premium on deposits.

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

Capital Standards. Savings associations must meet three capital requirements: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio. The minimum level required for each of these capital standards is established by regulation. The Company has managed its balance sheet so as to reasonably exceed these minimums.

           Core Capital Requirement

     The core capital requirement, or the required "leverage limit," currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. For the Bank, core capital generally includes common stockholders' equity (including retained earnings), and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks are also required to be deducted in computing core capital.

           Tangible Capital Requirement

     Under OTS regulation, savings institutions are required to meet a minimum tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets, plus purchased mortgage servicing rights in an amount includable in core capital.

           Risk-Based Capital Requirement

     The risk-based capital requirement provides that savings institutions maintain total capital equal to not less than 8% of total risk-weighted assets. For purposes of the risk-based capital computation, total capital is defined as core capital, as defined above, plus supplementary capital, primarily general loan loss reserves (limited to a maximum of 1.25% of total risk-weighted assets.) In computing total capital, the supplementary capital included cannot exceed 100% of core capital.

     At June 30, 2000, the Bank was in compliance with all of its capital requirements as follows:

                                                              June 30, 2000                December 31, 1999
                                                        ------------------------        ----------------------
                                                                     Percent of                       Percent of
                                                          Amount       Assets              Amount       Assets
                                                        -----------  ----------         -----------   ----------
                                                                        (Dollars in thousands)
Stockholder's equity of the Bank                        $   369,576      7.44%          $   354,297       7.64%
                                                        ===========    ======           ===========     ======

Tangible capital                                        $   294,919      6.03%          $   288,177       6.32%
Tangible capital requirement                                 73,415      1.50                68,391       1.50
                                                        -----------    ------           -----------     ------
Excess                                                  $   221,504      4.53%          $   219,786       4.82%
                                                        ===========    ======           ===========     ======

Core capital                                            $   294,919      6.03%          $   288,177       6.32%
Core capital requirement                                    146,830      3.00               136,782       3.00
                                                        -----------    ------           -----------     ------
Excess                                                  $   148,089      3.03%          $   151,395       3.32%
                                                        ===========    ======           ===========     ======

Core and supplementary capital                          $   312,789     11.59%          $   305,453      12.32%
Risk-based capital requirement                              215,884      8.00               198,423       8.00
                                                        -----------    ------           -----------     ------
Excess                                                  $    96,905      3.59%          $   107,030       4.32%
                                                        ===========    ======           ===========     ======

Total Bank assets                                       $ 4,974,612                     $ 4,634,591
Adjusted total Bank assets                                4,894,344                       4,559,397
Total risk-weighted assets                                2,774,824                       2,555,481
Adjusted total risk-weighted assets                       2,698,555                       2,480,286
Investment in Bank's real estate subsidiaries                 5,929                           7,930
                                                        ===========                     ===========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                      June 30,       December 31,
                                                                        2000             1999
                                                                     ---------       ------------
                                                                            (In thousands)
Stockholder's equity of the Bank                                     $ 369,576         354,297
Goodwill                                                               (63,570)        (54,939)
Core deposit intangibles                                                (7,609)         (6,261)
Non-permissible subsidiary deduction                                    (5,929)         (7,930)
Non-includable purchased mortgage servicing rights                        (771)           (733)
Regulatory capital adjustment for available for sale securities          3,222           3,743
                                                                     ---------       ---------
   Tangible and core capital                                           294,919         288,177
General loan loss reserves                                              17,870          17,276
                                                                     ---------       ---------
   Core and supplementary capital                                    $ 312,789         305,453
                                                                     =========       =========

Changes in Financial Condition

     Total assets of the Company were $4.99 billion at June 30, 2000, an increase of $335.2 million, or 7.2% from $4.66 billion at December 31, 1999. The increase is primarily due to an increase in deposits and FHLB of Chicago advances used to fund mortgage loans held for investment and sale.

     Cash and short-term investments totaled a combined $188.2 million at June 30, 2000, an increase of $30.1 million from the combined balance of $158.0 million at December 31, 1999. Cash and due from banks decreased $15.2 million due to the reinvestment of vault cash accumulated as of December 31, 1999 for potential Year 2000 customer concerns.

     Investment securities available for sale decreased $20.6 million to $173.5 million at June 30, 2000. The decrease is due to maturities of $36.6 million of primarily asset-backed and U.S. Agency securities, sales of $717,000, offset by purchases of $16.0 million in primarily asset-backed, U.S. Agency and equity securities. The Company recognized a gain of $133,000 on the sale of investment securities available for sale during the six months ended June 30, 2000.

     Mortgage-backed securities classified as held to maturity decreased $5.3 million to $89.0 million at June 30, 2000, compared to $94.3 million at December 31, 1999, due to purchases of $4.1 million offset by normal amortization and prepayments.

     Mortgage-backed securities available for sale decreased $12.4 million to $27.3 million at June 30, 2000, primarily due to a sale of a $9.3 million CMO security and normal amortization and prepayments. The Company recognized a $700,000 loss on this sale.

     Included in mortgage-backed securities classified as held to maturity and available for sale are $59.1 million of CMO securities at June 30, 2000, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, increased $311.9 million, or 8.0%, to $4.20 billion at June 30, 2000. The Bank originated $736.2 million during the six-month period ended June 30, 2000. Offsetting this increase were amortization and prepayments totaling $317.1 million, as well as loan sales of $109.5 million. Loans receivable held for sale increased to $36.0 million as of June 30, 2000, compared to $12.6 million at December 31, 1999. Included in loan sale volume for the current six-month period is $16.9 million of hybrid ARM loans. Traditionally, the Bank has generally held ARM originations in its portfolio. However, due to current consumer preference for ARM loans, as well as less than favorable spreads to funding costs for current ARM originations, the Bank began selling some of its hybrid ARM loan originations on a servicing released basis in the second quarter of 2000. It is expected that the Bank will continue to sell certain ARM originations on a servicing released basis in the foreseeable future to manage its balance sheet growth.

     The allowance for loan losses totaled $17.9 million at June 30, 2000, an increase of $594,000 from the balance at December 31, 1999, due to a $600,000 provision for loan losses, offset by net charge-offs of $6,000. The Bank's allowance for loan losses to total loans outstanding was .43% at June 30, 2000, compared to .44% at December 31, 1999. Non-performing loans decreased $387,000 to $15.3 million at June 30, 2000, compared to $15.6 million at December 31, 1999. As a percentage of total loans receivable, the level of non-performing loans was .36% at June 30, 2000, compared to .40% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 117.1% at June 30, 2000 compared to 110.4% at December 31, 1999, and 130.0% at June 30, 1999.

     Foreclosed real estate decreased $6.4 million to $981,000 at June 30, 2000 primarily due to the sale of a $6.1 million commercial office complex in June 2000. As part of the sale, the buyer assumed a $6.0 million industrial revenue bond previously assumed by the Bank as part of other borrowings. The Bank continues to maintain a $6.5 million standby letter of credit against this borrowing.

     Real estate held for development or sale decreased $5.1 million to $10.8 million at June 30, 2000. A summary of the carrying value of real estate held for development or sale is as follows:

                                        June 30,   December 31,
                                          2000         1999
                                        --------   ------------
                                            (In thousands)
     MAF Developments, Inc.
       Tallgrass of Naperville          $ 5,463       11,720
       Land for future development        4,321           --
       Creekside of Remington                --        1,657
                                        -------      -------
                                          9,784       13,377
                                        -------      -------

     NW Financial, Inc.
       Reigate Woods                        734        2,112
       Woodbridge                           321          400
                                        -------      -------
                                          1,055        2,512
                                        -------      -------
                                        $10,839       15,889
                                        =======      =======

     During the six months ended June 30, 2000, the Company had 182 lot sales in Tallgrass of Naperville, a 926-lot single-family project, bringing the total number of sales in the project to 454 lots. The Company plans to hold a presale of the next phase of the project, approximately 127 lots, in September 2000. Closings are expected to commence late in the fourth quarter of 2000. The land for future development category reflects the Company's purchase, in June 2000, of 182 acres of land in Plainfield, Illinois. The project is currently expected to yield 365 lots, with development expected to commence in late 2001. The final 75 lots of the Creekside of Remington project were sold to a local developer in June 2000.

     The Company sold five homesites in its Reigate Woods subdivision during the first six months of 2000. The final five lots in the project are under contract and are scheduled to close throughout the remainder of 2000. The remaining balance of the Woodbridge project consists of two parcels of commercial property totaling 4.3 acres. During the current quarter, one parcel was sold. At June 30, 2000, one of the two remaining parcels is under contract with the Bank, and expected to be used for future branch expansion, while the other remains for sale. The Company expects the two parcels will be sold in 2000 at a pre-tax profit of approximately $800,000.

     Deposits increased $177.3 million, to $2.88 billion at June 30, 2000. The increase is primarily due to the addition of $89.9 million in deposits from the M&I branch acquisitions. After consideration of interest of $54.8 million credited to accounts during the six months ended June 30, 2000, actual cash inflows were $33.1 million, exclusive of the acquired deposits.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $138.7 million to $1.67 billion at June 30, 2000. The increase is primarily attributable to a net $135.0 million increase in FHLB of Chicago borrowings used to fund loan originations. Borrowings at June 30, 2000 also include $10.0 million drawn on the Company's revolving line of credit during 2000, compared to $0 at December 31, 1999. Funds have been used primarily to fund the Company's stock buyback program. These increases were offset by a buyer's assumption of the Bank's $6.0 million industrial revenue bond, upon the sale of the foreclosed real estate property secured by the bond.

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

     For the quarter ended June 30, 2000, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $294,000, compared to $232,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $589,000, compared to $464,000 for the six months ended June 30, 1999.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                      61-90 Days                             91 Days or More
                          -----------------------------------       ------------------------------------
                                        Principal                                 Principal
                          Number       Balance of     Percent        Number      Balance of      Percent
                            Of         Delinquent       of            Of         Delinquent        of
                           Loans          Loans        Total         Loans          Loans         Total
                          -------      ----------     -------       --------     ----------      -------
                                                      (Dollars in thousands)
June 30, 2000                  42        $ 3,665        .09%            111        $14,047        .34%
                          =======        =======        ===         =======        =======        ===
March 31, 2000                 40        $ 4,370        .11%            122        $14,254        .36%
                          =======        =======        ===         =======        =======        ===
December 31, 1999              63        $ 6,280        .16%            130        $13,224        .34%
                          =======        =======        ===         =======        =======        ===
September 30, 1999             62        $ 4,828        .13%            123        $12,321        .33%
                          =======        =======        ===         =======        =======        ===
June 30, 1999                  49        $ 3,655        .11%            112        $12,299        .35%
                          =======        =======        ===         =======        =======        ===

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                                At
                                    -----------------------------------------------------------------------------------------
                                      6/30/00       3/31/00     12/31/99      9/30/99      6/30/99      3/31/99     12/31/98
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                          (In thousands)
Real estate loans:
  One- to four-family:
    Held for investment             $ 3,723,765    3,581,604    3,479,425    3,292,649    3,085,456    2,998,662    2,877,482
    Held for sale                        35,973       37,899       12,601       13,787      100,016       21,387       89,406
  Multi-family                          165,309      162,666      164,878      164,687      153,150      141,018      137,254
  Commercial                             41,919       40,142       38,817       39,670       38,050       41,581       43,069
  Construction                           30,621       27,529       27,707       29,651       29,558       39,090       28,429
  Land                                   34,272       29,143       28,602       20,148       24,655       23,674       24,765
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total real estate loans           4,031,859    3,878,983    3,752,030    3,560,592    3,430,885    3,265,412    3,200,405

Other loans:
  Consumer loans:
    Equity lines of credit              120,835      106,503       99,099       95,749       93,502       90,053       91,915
    Home equity loans                    59,736       51,746       48,397       45,717       44,987       40,434       42,398
    Other                                 4,746        4,751        4,757        6,008        6,252        6,294        6,015
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
          Total consumer loans          185,317      163,000      152,253      147,474      144,741      136,781      140,328
  Commercial business lines               3,387        3,399        3,132        1,740        1,743        1,780        2,356
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total other loans                   188,704      166,399      155,385      149,214      146,484      138,561      142,684
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total loans receivable            4,220,563    4,045,382    3,907,415    3,709,806    3,577,369    3,403,973    3,343,089

Less:
  Loans in process                       12,837       11,467       11,893       13,240       16,828       17,904       10,698
  Unearned discounts, premiums
    and deferred loan expenses, net      (6,641)      (6,408)      (6,323)      (5,404)      (4,603)      (3,743)      (3,455)
  Allowance for loan losses              17,870       17,567       17,276       17,012       16,978       16,794       16,770
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total loans receivable, net       4,196,497    4,022,756    3,884,569    3,684,958    3,548,166    3,373,018    3,319,076
Loans receivable held for sale          (35,973)     (37,899)     (12,601)     (13,787)    (100,016)     (21,387)     (89,406)
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Loans receivable, net           $ 4,160,524    3,984,857    3,871,968    3,671,171    3,448,150    3,351,631    3,229,670
                                    ===========  ===========  ===========  ===========  ===========  ===========  ===========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                             At
                                                        ----------------------------------------------------------------------------
                                                        6/30/00      3/31/00   12/31/99    9/30/99    6/30/99    3/31/99    12/31/98
                                                        --------     -------   --------    -------    -------    -------    --------
                                                                                       (In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
  Non-accrual loans                                      $13,211      13,624     12,548     10,453      9,472      9,897     10,641
  Accruing loans 91 days or more overdue                     608         529        771      1,312      1,377      1,743      1,381
                                                         -------     -------    -------    -------    -------    -------    -------
    Total                                                 13,819      14,153     13,319     11,765     10,849     11,640     12,022
                                                         -------     -------    -------    -------    -------    -------    -------
Commercial real estate, construction and land loans:
  Non-accrual loans                                          451         632        607        608        926      1,744      1,284
  Accruing loans 91 days or more overdue                      --          --         --         --         --         --         --
                                                         -------     -------    -------    -------    -------    -------    -------
    Total                                                    451         632        607        608        926      1,744      1,284
                                                         -------     -------    -------    -------    -------    -------    -------
Other loans:
  Non-accrual loans                                          988       1,445      1,683      1,258      1,239      1,166        721
  Accruing loans 91 days or more overdue                       4          24         41         29         42         16         22
                                                         -------     -------    -------    -------    -------    -------    -------
  Total                                                      992       1,469      1,724      1,287      1,281      1,182        743
                                                         -------     -------    -------    -------    -------    -------    -------
Total non-performing loans:
    Non-accrual loans                                     14,650      15,701     14,838     12,319     11,637     12,807     12,646
    Accruing loans 91 days or more overdue                   612         553        812      1,341      1,419      1,759      1,403
                                                         -------     -------    -------    -------    -------    -------    -------
       Total                                             $15,262      16,254     15,650     13,660     13,056     14,566     14,049
                                                         =======     =======    =======    =======    =======    =======    =======
Non-accrual loans to total loans                             .35%        .40        .38        .33        .34        .38        .39
Accruing loans 91 days or more overdue to total loans        .01         .01        .02        .04        .04        .05        .04
                                                         -------     -------    -------    -------    -------    -------    -------
Non-performing loans to total loans                          .36%        .41        .40        .37        .38        .43        .43
                                                         =======     =======    =======    =======    =======    =======    =======
Foreclosed real estate (net of related reserves):
  One- to four-family                                    $   410       1,454      1,220      1,558      2,404      2,307      1,736
  Commercial, construction and land                          571       6,767      6,195      6,245      6,624      6,621      6,621
                                                         -------     -------    -------    -------    -------    -------    -------
    Total                                                $   981       8,221      7,415      7,803      9,028      8,928      8,357
                                                         =======     =======    =======    =======    =======    =======    =======
Non-performing loans and foreclosed real estate
  to total loans and foreclosed real estate                  .39%        .61        .59        .58        .63        .69        .73
                                                         =======     =======    =======    =======    =======    =======    =======
Total non-performing assets                              $16,243      24,475     23,065     21,463     22,084     23,494     22,406
                                                         =======     =======    =======    =======    =======    =======    =======
Total non-performing assets to total assets                  .33%        .51        .50        .48        .52        .57        .54
                                                         =======     =======    =======    =======    =======    =======    =======

Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings or the issuance of common stock. The Company's principal uses of funds are interest payments on the Company's $29.9 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases and stock repurchases with excess cash flow. The Company also maintains a one-year, $20.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on April 30. At June 30, 2000, the Company had $10.0 million outstanding under this line of credit. For the six-month period ended June 30, 2000, the Company received $12.5 million in dividends from the Bank and declared common stock dividends of $.19 per share, or $4.5 million. During the six-months ended June 30, 2000 the Company repurchased 981,800 shares of its common stock at an average price of $17.66 per share, for a total of $17.3 million.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current six-month period the Bank borrowed $225.0 million of primarily fixed-rate and variable rate FHLB of Chicago advances and repaid $90.0 million.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended June 30, 2000, the Bank's average liquidity ratio was 9.93%. At June 30, 2000, total liquidity was $254.7 million, or 9.72%, which was $149.9 million in excess of the 4.0% regulatory minimum.

     During the six months ended June 30, 2000, the Bank originated and purchased loans totaling $736.2 million compared with $855.1 million during the same period a year ago. Loan sales and swaps for the six months ended June 30, 2000, were $109.5 million, compared to $211.9 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $436.6 million and commitments to sell or swap loans of $74.9 million at June 30, 2000. At June 30, 2000, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

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

     The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a negative gap, where more interest-bearing liabilities are repricing or maturing than interest-earning assets, would tend to result in a reduction in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative gap would likely result in an improvement in net interest income. Management's goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management's expectation of future interest rate trends. The Bank's asset/liability management strategy emphasizes, for its own portfolio, the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank's cost of funds. Historically, the Bank has generally sold its conforming fixed-rate loan originations in the secondary market in order to maintain its interest rate sensitivity levels. During the eighteen to twenty-four month period ended June 30, 1999, the Bank had been retaining the majority of the non-conforming, fixed-rate originations and all of the prepayment protected fixed-rate loan originations in portfolio for investment purposes to help utilize the Bank's higher capital base resulting from the Company's merger with Northwestern. These fixed rate loans were funded with intermediate to longer-term fixed rate FHLB advances, some of which contain call options exercisable at the discretion of the FHLB of Chicago.

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

     Although the Bank's overall strategy for asset/liability management remains consistent, due to the increased consumer demand for ARM loans, the relatively flat U.S. Treasury yield curve, and reduced regulatory capital levels, the Bank decided to begin selling a portion of its hybrid ARM originations on a servicing released basis during 2000. It is currently expected that the Bank will continue to sell some of its hybrid ARM production for the foreseeable future.

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at June 30, 2000. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender in the past have been shown in the category relating to the period of time until their respective final maturities. However, due to recent increases in market interest rates, $165.0 million of FHLB advances with final remaining maturities ranging from 30 to 109 months, but callable in one year or less are categorized as $80.0 million due in 6 months or less, and $85.0 million due between 6 months and 1 year in anticipation of the issuer exercising its option to call the borrowings.

     The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may by repriced within each of the periods specified. Certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, such as the pricing of deposits. Additionally, certain assets such as hybrid adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, as interest rates change, loan prepayment rates will differ from those rates assumed by management for presentation purposes in the table.

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

                                                                                At June 30, 2000
                                               --------------------------------------------------------------------------------
                                                              More Than    More Than     More Than
                                                 6 Months      6 Months      1 Year      3 Years to     More Than
                                                  or Less     to 1 Year    to 3 Years      5 Years       5 Years        Total
                                               ----------   ------------   -----------   -----------   -----------  -----------
                                                                                  (In thousands)
Interest-earning  assets:
  Loans receivable                             $   585,421       422,862     1,148,674       734,532     1,322,878    4,214,367

  Mortgage-backed securities                        65,277        10,140        13,093        10,606        17,186      116,302
  Interest-bearing deposits                         22,682            --            --            --            --       22,682
  Federal funds sold                               108,969            --            --            --            --      108,969
  Investment securities (1)                        141,282           890         3,395        36,388        84,346      266,301
                                               -----------   -----------   -----------   -----------   -----------  -----------
   Total interest-earning assets                   923,631       433,892     1,165,162       781,526     1,424,410    4,728,621
  Impact of hedging activity (2)                    35,972            --            --            --      (35,972)           --
                                               -----------   -----------   -----------   -----------   -----------  -----------
   Total net interest-earning assets adjusted
     for impact of hedging activities              959,603       433,892     1,165,162       781,526     1,388,438    4,728,621
                                               -----------   -----------   -----------   -----------   -----------  -----------

Interest-bearing  liabilities:
  NOW and checking accounts                         19,290        17,649        64,597        40,126        85,268      226,930
  Money market accounts                            196,270            --            --            --            --      196,270
  Passbook accounts                                 63,947        58,511       214,152       133,026       282,681      752,317
  Certificate accounts                             738,345       290,918       482,934        44,248         8,781    1,565,226
  FHLB advances                                    270,000       250,000       640,500       150,000       305,000    1,615,500
  Other borrowings                                  49,575            --            --            --            --       49,575
                                               -----------   -----------   -----------   -----------   -----------  -----------
   Total interest-bearing liabilities            1,337,427       617,078     1,402,183       367,400       681,730    4,405,818
                                               -----------   -----------   -----------   -----------   -----------  -----------
Interest sensitivity gap                       $  (377,824)     (183,186)     (237,021)      414,126       706,708      322,803
                                               ===========   ===========   ===========   ===========   ===========  ===========

Cumulative gap                                 $  (377,824)     (561,010)     (798,031)     (383,905)      322,803
                                               ===========    ===========  ===========   ===========   ===========


Cumulative gap assets as a percentage
  of total assets                                   (7.57)%       (11.24)       (15.98)        (7.69)         6.46
Cumulative net interest-earning assets as
  a percentage of interest-bearing liabilities      71.75%         71.30         76.23         86.69        107.33

(1) Includes $80.8 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 2000 includes fees which are considered adjustments to yield.

                                                           Three Months Ended June 30,
                                        --------------------------------------------------------------------
                                                      2000                                 1999
                                        ---------------------------------   --------------------------------
                                                                  Average                            Average
                                         Average                   Yield/     Average                 Yield/
                                         Balance       Interest    Cost       Balance      Interest    Cost
                                        ----------     --------   ------    ----------     --------   ------
                                                               (Dollars in thousands)
Assets:

Interest-earning assets:
Loans receivable                        $4,118,049       74,856     7.27%   $3,457,332       61,436     7.11%
Mortgage-backed securities                 125,216        2,131     6.81       155,320        2,399     6.18
Interest-bearing deposits (1)               29,184          504     6.93        25,429          465     7.33
Federal funds sold (1)                     118,404        2,189     7.42        36,212          696     7.71
Investment securities (2)                  277,784        4,988     7.20       260,251        3,936     6.07
                                        ----------      -------             ----------      -------
 Total interest-earning assets           4,668,637       84,668     7.26     3,934,544       68,932     7.01
Non-interest earning assets                234,372                             222,582
                                        ----------                          ----------
 Total assets                           $4,903,009                          $4,157,126
                                        ==========                          ==========

Liabilities and stockholders' equity:

Interest-bearing liabilities:
Deposits                                 2,700,355       27,902     4.14     2,554,424       24,585     3.86
Borrowed funds                           1,625,305       24,668     6.09     1,071,918       15,267     5.71
                                        ----------      -------             ----------      -------
Total interest-bearing liabilities       4,325,660       52,570     4.87     3,626,342       39,852     4.41
                                                        -------   ------                    -------   ------
Non-interest bearing deposits              131,187                             109,358
Other liabilities                           91,668                              83,580
                                        ----------                          ----------
 Total liabilities                       4,548,515                           3,819,280
Stockholders' equity                       354,494                             337,846
                                        ----------                          ----------
 Liabilities and stockholders'
    equity                              $4,903,009                          $4,157,126
                                        ==========                          ==========
Net interest income/interest rate
  spread                                                $32,098     2.39%                   $29,080     2.60%
                                                        =======   ======                    =======   ======

Net earning assets/net yield on
  average interest-earning assets       $  342,977                  2.75%   $  308,202                  2.96%
                                        ==========                ======    ==========                ======

Ratio of interest-earning assets
  to interest-bearing liabilities                                 107.93%                             108.50%
                                                                  ======                              ======

                             [WIDE TABLE CONTINUED]

                                                             Six Months Ended June 30,
                                        --------------------------------------------------------------------
                                                      2000                                 1999                   At June 30, 2000
                                        ---------------------------------   --------------------------------    -------------------
                                                                  Average                            Average
                                         Average                   Yield/     Average                 Yield/                 Yield/
                                         Balance      Interest     Cost       Balance      Interest    Cost       Balance     Cost
                                       ----------     --------   ------    ----------      --------  ------     ----------   ------
                                                                          (Dollars in thousands)
Assets:

Interest-earning assets:
Loans receivable                       $4,034,245      145,561     7.22%   $3,410,019      121,169      7.11%   $4,214,367     7.37%
Mortgage-backed securities                128,345        4,305     6.71       162,458        5,039      6.20       116,302     6.79
Interest-bearing deposits (1)              31,659        1,078     6.83        27,804        1,008      7.31        22,682     6.37
Federal funds sold (1)                    113,031        4,016     7.13        35,052        1,366      7.86       108,969     6.50
Investment securities (2)                 280,889        9,836     7.02       262,781        7,825      6.00       266,301     6.95
                                       ----------     --------             ----------     --------              ----------
 Total interest-earning assets          4,588,169      164,796     7.19     3,898,114      136,407      7.00     4,728,621     7.30
Non-interest earning assets               228,875                             221,798                              264,625
                                       ----------                          ----------                           ----------
 Total assets                          $4,817,044                          $4,119,912                           $4,993,246
                                       ==========                          ==========                           ==========




Liabilities and stockholders' equity:

Interest-bearing liabilities:
Deposits                                2,641,760       53,691     4.08     2,544,095       49,166      3.90     2,740,743     4.32%
Borrowed funds                          1,608,019       48,427     6.04     1,045,301       29,721      5.73     1,665,075     6.17
                                       ----------     --------             ----------     --------              ----------
Total interest-bearing liabilities      4,249,779      102,118     4.82     3,589,396       78,887      4.43     4,405,818     5.02
                                                      --------   ------                   --------    ------                 ------
Non-interest bearing deposits             125,350                             106,568                              135,810
Other liabilities                          88,509                              85,226                               92,453
                                       ----------                          ----------                           ----------
 Total liabilities                      4,463,638                           3,781,190                            4,634,081
Stockholders' equity                      353,406                             338,722                              359,165
                                       ----------                          ----------                           ----------
 Liabilities and stockholders'
    equity                             $4,817,044                          $4,119,912                           $4,993,246
                                       ==========                          ==========                           ==========
Net interest income/interest rate
  spread                                              $ 62,678     2.37%                  $ 57,520      2.57%                  2.28%
                                                      ========   ======                   ========    ======                 ======

Net earning assets/net yield on
  average interest-earning assets      $  338,390                  2.73%   $  308,718                   2.95%   $  322,803      N/A
                                       ==========                ======    ==========                 ======    ==========   ======

Ratio of interest-earning assets
  to interest-bearing liabilities                                107.96%                              108.60%                107.33%
                                                                 ======                               ======                 ======

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

                                           Three Months Ended                  Six Months Ended
                                              June 30, 2000                      June 30, 2000
                                               Compared to                        Compared to
                                              June 30, 1999                      June 30, 1999
                                           Increase (Decrease)                Increase (Decrease)
                                    --------------------------------    --------------------------------
                                     Volume       Rate         Net       Volume       Rate         Net
                                    --------    --------    --------    --------    --------    --------
                                                               (In thousands)
Interest-earning assets:
   Loans receivable                 $ 11,981       1,439      13,420      22,518       1,874      24,392
   Mortgage-backed securities           (496)        228        (268)     (1,120)        386        (734)
   Interest-bearing deposits              66         (27)         39         138         (68)         70
   Federal funds sold                  1,521         (28)      1,493       2,790        (140)      2,650
   Investment securities                 278         774       1,052         581       1,430       2,011
                                    --------    --------    --------    --------    --------    --------
     Total                          $ 13,350       2,386      15,736      24,907       3,482      28,389
                                    --------    --------    --------    --------    --------    --------

Interest-bearing liabilities:
   Deposits                            1,449       1,868       3,317       2,061       2,464       4,525
   Borrowed funds                      8,341       1,060       9,401      17,020       1,686      18,706
                                    --------    --------    --------    --------    --------    --------
     Total                             9,790       2,928      12,718      19,081       4,150      23,231
                                    --------    --------    --------    --------    --------    --------
Net change in net interest income   $  3,560        (542)      3,018       5,826        (668)      5,158
                                    ========    ========    ========    ========    ========    ========

Comparison of the Results of Operations for the Three Months Ended June 30, 2000 and 1999

     General - Net income for the three months ended June 30, 2000 was $13.7 million, or $.58 per diluted share, compared to net income of $13.2 million, or $.53 per diluted share for the three months ended June 30, 1999, a 9.3% increase on a per share basis. The increase in earnings was primarily due to higher net interest income, increased deposit account service charges as well as the impact of the repurchase of shares under the Company's stock repurchase programs, offset by lower income from real estate development operations due to nonrecurring sales of commercial parcels in 1999, a loss on the sale of a mortgage-backed security, and higher non-interest expense in 2000 related to growth in operations.

     Net interest income - Net interest income was $32.1 million for the current quarter, compared to $29.0 million for the quarter ended June 30, 1999, an increase of $3.0 million or 10.4%. The Company's average net interest-earning assets increased to $343.0 million for the three months ended June 30, 2000, compared to $308.2 million for the three months ended June 30, 1999, while the Company's net interest margin decreased to 2.75% for the current three month period, compared to 2.96% in the prior year period. The decline in net interest margin is primarily due to the impact of rising U. S. Treasury rates on the Bank's funding base, causing increases in interest costs on maturing certificates of deposit and new FHLB advances, at a faster pace than the increase in yield on interest earning assets due to longer average maturities on the asset side of the balance sheet.

     Interest income on loans receivable increased $13.4 million as a result of a $660.7 million increase in average loans receivable, along with a 16 basis point increase in the average yield on loans receivable. The increase due to rate as compared to volume, period over period, has been much slower since loan originations have trended towards lower initial-yielding ARM loans over the past twelve months. Interest income on mortgage-backed securities decreased $268,000 to $2.1 million for the current quarter, due to a $30.1 million decrease in average balances offset by a 63 basis point increase in yield. Interest income on investment securities increased $1.1 million to $5.0 million, due to a increase in the average balance of this portfolio and a 113 basis point increase in yield.

     Interest expense on deposit accounts increased $3.3 million to $27.9 million for the second quarter of 2000, due to a $145.9 million increase in average deposits compared to the prior year quarter, and a 28 basis point increase in the average cost of savings compared to the prior three-month period. Approximately $112.0 million of the growth in deposits is attributable to the acquisition of three branch offices since June 30, 1999, with the remainder of the increase primarily due to an increase in money market and passbook balances. The increase in average cost of deposits is primarily due to upward repricing of maturing certificates of deposit.

     Interest expense on borrowed funds increased $9.4 million to $24.7 million, as a result of a $553.4 million increase in the average balance of borrowed funds, and a 38 basis point increase in the average cost of borrowed funds. The increase in the average balance is primarily due to a $565.7 million increase in average FHLB of Chicago advances, used to fund loan originations, offset by a decrease in other borrowings of $4.6 million, and a decrease in average reverse repurchase agreements of $7.7 million.

     Increases in short term U.S. Treasury rates, increased competition for deposits requiring the Bank to pay higher deposit rates to attract and retain deposit funding, recent declines in mortgage interest rates and seasonal outflows of payments for mortgage customer real estate tax payments will have a negative impact on the Bank's net interest margin. Management expects that upward repricing of maturing certificates of deposit and borrowings will increase the Bank's funding costs faster than asset yields increase resulting in significant pressure on the Bank's net interest margin over the next few quarters.

     The Federal Reserve Bank's 175 basis point increase in the federal funds rate target over the last twelve months, the recent flattening and inversion of the Treasury yield curve, along with borrower preferences starting to move back toward fixed-rate mortgage loans, will limit the Company's ability to offset the expected margin compression through balance sheet growth. If the current interest rate environment continues, the Company may offset some of the margin pressure with higher gains on loan sales and/or additional stock buybacks.

     Provision for loan losses - The Bank provided $300,000 in provision for loan losses during the second quarter of 2000, compared to $250,000 for the 1999 three-month period. Net recoveries during the 2000 quarter were $3,000, compared to net charge-offs of $66,000 for the three months ended June 30, 1999. At June 30, 2000, the Bank's allowance for loan losses was $17.9 million, which equaled
 .43% of total loans receivable, compared to .44% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 117.1% at June 30, 2000 compared to 110.4% at December 31, 1999 and 130.0% at June 30, 1999.

     Non-interest income - Non-interest income decreased $1.8 million, or 18.9%, to $7.8 million for the three months ended June 30, 2000, compared to $9.6 million for the three months ended June 30, 1999. The decrease was primarily due to a $1.2 million decrease in income from real estate, and a loss of $700,000 on the sale of a CMO security, offset by increased fee income.

     Gain on sale of loans decreased to $147,000 for the three months ended June 30, 2000, compared to $414,000 for the three months ended June 30, 1999. Loan sale volume was $73.8 million, of which $3.0 million was swapped into mortgage-backed securities, prior to sale. For the three months ended June 30, 1999, loan sale volume was $72.7 million with no swap activity.

     The loss on sale of mortgage-backed securities in the current period reflects the sale of a $9.3 million floating rate CMO, classified as available for sale, at a loss of approximately $700,000. This security was more appropriate for a steeper, positively sloped yield curve environment, so the security was sold to redeploy the proceeds into higher yielding assets.

     Income from real estate operations decreased $1.2 million compared to the prior year quarter to $2.7 million for the three months ended June 30, 2000. The decrease is primarily attributable to the recognition of gains on the sale of two larger commercial parcels during the 1999 period. A summary of income from real estate operations is as follows:

                                             Three Months Ended June 30,
                                          ---------------------------------
                                                2000              1999
                                          ---------------   ---------------
                                           # of   Pre-tax    # of   Pre-tax
                                           Lots    Income    Lots    Income
                                          ------   ------   ------   ------
                                               (Dollars in thousands)
             Tallgrass of Naperville          92   $2,305       94   $  694
             Woodbridge                       --      233       --    2,912
             Creekside of Remington           75      105       42      172
             Reigate Woods                     2       58        2       82
             Harmony Grove                    --       --        2       57
                                          ------   ------   ------   ------
                                             169   $2,701      140   $3,917
                                          ======   ======   ======   ======

     The Company sold 92 lots in its six-unit Tallgrass of Naperville project during the three months ended June 30, 2000. The significant increase in profit per lot is primarily due to increased lot prices of current year sales compared to the prior year, without any appreciable increase in development costs. There are 46 lots under contract in this 926-lot subdivision at June 30, 2000. The Company expects to hold a pre-sale of 127 lots in the next unit of Tallgrass to builders in September 2000, which will likely increase pending sales during the third quarter. Closings are expected to commence late in the fourth quarter of 2000. As demand continues to be strong for the lots in this project, the Company currently expects profit margins to remain at current levels for the foreseeable future. During the second quarter of 2000, one smaller parcel of the Woodbridge commercial site was sold, with the remaining two parcels expected to be sold in the fourth quarter of 2000 at a pre-tax profit of approximately $800,000. The final 75 lots in the Creekside of Remington project were sold in bulk to a local developer in June 2000. The Company had two sales in Reigate Woods during the current three months. The lower profit margins, as compared to the previous year's sales, is reflective of discounted pricing on homes as the project nears completion. The remaining five lots in Reigate are under contract and expected to close prior to the end of 2000.

     Deposit account service charges increased $559,000, or 22.0%, to $3.1 million for the three months ended June 30, 2000, primarily due to continued growth in the number of checking accounts serviced by the Bank. At June 30, 2000, the Bank had approximately 110,600 checking accounts, compared to 97,800 at June 30, 1999. The Bank instituted fee increases for services provided on its checking accounts during 2000, and has also had continued growth from interchange fees earned on its debit cards.

     Brokerage commissions decreased $151,000, or 24.1%, for the three months ended June 30, 2000 compared to the prior year quarter. The decline in commission income is primarily due to slower sales during the current quarter due to market volatility.

     Loan servicing fee income decreased $181,000 to $473,000 for the three months ended June 30, 2000, compared to the same quarter in 1999. The decrease was primarily due to recognition in the prior year quarter of a $250,000 recovery of mortgage servicing impairment writedowns. Excluding the recovery, loan servicing fee income in 2000 increased by $69,000 or 17.1%. The average balance of loans serviced for others increased 9.7% to $1.23 billion for the second quarter of 2000, compared to $1.12 billion for the prior year period. Amortization of servicing rights equaled $316,000 for the three months ended June 30, 2000, compared to $324,000 for the prior three-month period. Non-interest expense - Non-interest expense increased $1.5 million or 8.9% compared to prior year period, to $18.0 million for the three months ended June 30, 2000. However, the ratio of non-interest expense to average assets decreased twelve basis points to 1.47% for the current year period from 1.59% for the prior year period.

     Compensation and benefits increased 9.1% or $843,000 to $10.1 million for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase is primarily due to increased compensation and benefit costs due to increased staff resulting from three branch acquisitions since June of 1999 as well as normal year-end salary increases for existing staff.

     Occupancy expense increased $172,000, or 9.5% to $2.0 million for the three months ended June 30, 2000 compared to the prior year period, primarily due to increased real estate tax, office building and maintenance costs related to three new branches.

     Advertising and promotion expense increased $65,000 for the three months ended June 30, 2000 compared to the prior year, primarily due to costs related to a new billboard advertising campaign. The Bank has continued to use resources to promote its brand campaign begun in May 1999 through radio and newspaper advertising.

     Data processing expense increased $136,000 or 22.7% to $736,000 for the three months ended June 30, 2000 compared to the prior year period. The increase is primarily due to increased depreciation expense for computer equipment due to upgrading equipment and continued expansion of its retail network.

     Federal deposit insurance premium expense decreased $244,000 or 62.1% compared to the prior year to $149,000 for the three months ended June 30, 2000, due to a scheduled decrease in insurance rates that went into effect January 1, 2000.

     Amortization of intangibles increased $207,000 to $1.2 million for the three months ended June 30, 2000. The amortization relates to goodwill and core deposit intangibles from transactions accounted for under the purchase method of accounting. The increase in expense during the current period was attributable to three branch acquisitions during the last twelve months, each accounted for as a purchase.

     Other non-interest expense increased $294,000 to $2.9 million for the three months ended June 30, 2000 compared to the prior year period. Costs increased due to operations at three new branches, as well as outside professional expenses related to internet based lending.

     Income taxes - For the three months ended June 30, 2000, income tax expense totaled $7.9 million, or an effective income tax rate of 36.7%, compared to $8.7 million, or an effective income tax rate of 39.6%, for the three months ended June 30, 1999. The lower effective income tax rate in the current period was primarily the result of proactive tax planning initiated in mid 1999, involving the transfer of Bank portfolio assets to an operating subsidiary.

Comparison of the Six Months Ended June 30, 2000 and 1999

     General - Net income for the six months ended June 30, 2000 was $26.8 million, or $1.13 per diluted share, compared to $24.9 million, or $.99 per diluted share, an increase of $1.9 million, or 13.9% on a per diluted share basis. Average outstanding shares were 23.5 million for the current six-month period, 3.6% lower than the previous six-month period, as a result of the Company's share repurchase programs.

     Net interest income - Net interest income for the six months ended June 30, 2000 was $62.6 million compared to $57.4 million for the six months ended June 30, 1999, an increase of $5.2 million. The increase is principally due to the growth in the Company's average net interest-earning assets of $29.7 million to $338.4 million, offset by a 22 basis point decline in the Company's net interest margin.

     Interest income on interest-earning assets increased $28.4 million for the six months ended June 30, 2000, compared to the first half of 1999. Of this increase, $24.4 million is attributable to interest earned on loans receivable. The Bank's average balance of loans receivable increased $624.2 million to $4.03 billion, for the first six months of 2000, in addition to the average yield on loans receivable increasing 11 basis points over the prior year period due to upward repricing on adjustable rate investments held by the Bank. Average rates on current mortgage originations are in excess of the Bank's overall loan portfolio rate, which has led to an 11 basis point increase in yield on loans receivable. The $734,000 decrease in interest income on mortgage-backed securities is due to a $34.1 million decrease in the average balance primarily due to a $9.3 million sale and normal prepayments. Interest income on investment securities increased $2.0 million to $9.8 million for the six months ended June 30, 2000, due to an $18.1 million increase in the average balance for the period, and a 102 basis point increase in the average yield on this portfolio.

     Interest expense on interest-bearing liabilities increased $23.2 million to $102.1 million for the six months ended June 30, 2000. Interest expense on deposits increased $4.5 million, due to a $97.7 million increase in the average deposits and an 18 basis point increase in average cost. Higher interest rates have negatively impacted the cost of maturing certificates of deposit. Interest expense on borrowed funds increased $18.7 million, reflecting a $562.7 million increase in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a 31 basis point increase in average cost. These borrowings have been used to fund the growth in loans receivable. The Bank has primarily borrowed fixed-rate advances with 2 to 5 year maturities, some of which have call options at the discretion of the lender, to fund its loan originations during the past twelve months.

     Provision for loan losses - The Bank provided $600,000 for possible loan losses for the six months ended June 30, 2000 compared to $500,000 for the six months ended June 30, 1999. Net charge-offs were $6,000 for the current year six-month period compared to $291,000 for the prior six-month period.

     Non-interest income - Non-interest income decreased $1.4 million to $15.6 million for the six months ended June 30, 2000, compared to $17.0 million for the six months ended June 30, 1999, primarily reflecting decreased loan sale activity.

     Gain on sale of loans receivable was $204,000 for the six months ended June 30, 2000, compared to $1.9 million for the six months ended June 30, 1999, a decrease of $1.7 million. Loan sales were $109.5 million during the current period compared to $211.9 million in the prior six-month period. The decrease in long sale activity is primarily due to a lesser amount of fixed-rate originations in the current six-month period due to rising interest rates. The $700,000 loss on sale of mortgage-backed securities in the current year six-month period was due to the sale of a $9.3 million floating rate CMO security.

     During the current six months, the Company recognized $133,000 of gains on the sale of investment securities, primarily marketable equity securities, compared to gains of $538,000 for the previous six-month period from the sale of U.S. agency securities and, to a lesser extent, marketable equity securities.

     Income from real estate operations was $5.2 million for the six months ended June 30, 2000, compared to income of $4.5 million for the six months ended June 30, 1999, an increase of $638,000.

                                                Six Months Ended June 30,
                                           ---------------------------------
                                                 2000              1999
                                           ---------------   ---------------
                                            # of   Pre-tax    # of   Pre-tax
                                            Lots    Income    Lots    Income
                                           ------   ------   ------   ------
                                                (Dollars in thousands)

            Tallgrass of Naperville           182   $4,592      132   $  896
            Woodbridge                         --      233       --    2,873
            Reigate Woods                       5      142        5      217
            Creekside of Remington             75      105       42      172
            Harmony Grove                      --      104        7      380
                                           ------   ------   ------   ------
                                              262   $5,176      186   $4,538
                                           ======   ======   ======   ======

     During the current-six month period, the Company sold 182 lot sales in its 926-lot Tallgrass of Naperville project at average prices that were approximately 35% higher than comparative sales in the prior period, due to continued strong demand from local builders. There are 46 lots under contract in this 926-lot subdivision at June 30, 2000. The Company expects to hold a pre-sale of the 127 lots in the next phase during September 2000, which will likely increase pending sales during the third quarter with closings expected to commence late in the fourth quarter. The remaining land in the Woodbridge project is commercially zoned. During the first half of 2000, one parcel was sold and the remaining two parcels are expected to be sold prior to the end of 2000. The prior year included the sale of two of the largest parcels. The 85-lot Reigate Woods subdivision had five sales during the current six months, with five lots remaining in the project, all pending sale. The lower profit per lot margin compared to 1999 is due to discounts related to the final lots. The final 75 lots in the Creekside of Remington subdivision were sold in bulk to a local developer in June 2000 at a nominal profit. The Harmony Grove project was complete in the first quarter of 2000. The income recorded in 2000 related to Harmony Grove represents rebated costs previously charged against the cost of lots sold.

     Loan servicing fee income was $1.0 million for the six months ended June 30, 2000 and 1999. The average balance of loans serviced for others increased 10.9% to $1.23 billion for the current six-month period, compared to $1.11 billion in the prior six-month period. Prior year loan servicing fee income included a $250,000 recovery of mortgage servicing impairment writedowns. Excluding the recovery, loan servicing fee income for the first half of 2000, increased $249,000 or 31.9% over prior year period, due to the increase in loans serviced for others and less amortization of loan servicing rights due to slower prepayments. Amortization of purchased loan servicing rights totaled $539,000 for the 2000 six-month period, compared to $667,000 for the prior six-month period.

     Deposit account service charges increased $924,000 or 19.5% to $5.7 million for the six months ended June 30, 2000, due to an increase in the number of checking accounts and related fees. Brokerage commissions decreased $65,000 or 5.3% for the six months ended June 30, 2000 compared to the prior year period.

     Other non-interest income decreased $181,000 or 6.3% to $2.7 million for the six months ended June 30, 2000 primarily due to a decrease in loan related fee income compared to the prior year due to a large reduction of refinance and modification activity.

     Non-interest expense - Non-interest expense for the six months ended June 30, 2000 increased $3.0 million or 9.1% to $35.7 million compared to $32.7 million for the six months ended June 30, 1999.

     Compensation and benefits increased $1.5 million, or 8.1%, to $20.3 million, for the six months ended June 30, 2000, primarily due to normal salary increases and increased staffing resulting from three acquired branches.

     Occupancy expense increased $280,000, or 7.7% to $3.9 million for the six months ended June 30, 2000. The increase in expense is due to costs incurred from three branches the Bank has acquired since the prior period.

     Advertising and promotion expense increased $535,000 or 39.5% compared to the prior year, to $1.9 million for the six months ended June 30, 2000. The primary reason for the increase is due to a radio based brand campaign that began in May 1999.

     Data processing expense increased $261,000 or 21.9% for the six months ended June 30, 2000 compared to the prior year, primarily due to increased depreciation expense for computer equipment and costs associated with upgrading equipment and the expansion of the Bank's branch network.

     Amortization of intangibles increased $190,000 to $2.1 million for the six months ended June 30, 2000 due to an increase in goodwill and core deposit intangible as a result of the purchase of three new branches, that were accounted for under the purchase method of accounting.

     Other non-interest expense increased $692,000 to $5.7 million for the six months ended June 30, 2000 compared to the prior year period. Costs increased due to operations at three new branches, as well as outside professional expenses related to internet based lending.

     Income taxes - The Company recorded a provision for income taxes of $15.1 million for the six months ended June 30, 2000, or an effective income tax rate of 36.1%, compared to $16.3 million for the six months ended June 30, 1999, or an effective income tax rate of 39.5%. The lower effective income tax rate in the current period was primarily the result of proactive tax planning initiated in mid 1999, involving the transfer of Bank portfolio assets to an operating subsidiary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company's December 31, 1999 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 1999.

Part II  -  Other Information
-----------------------------

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The information required by this Item with respect to the Company's Annual Meeting of Shareholders held on April 26, 2000, was included in
         Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit No. 3. Certificate of Incorporation and By-laws.

               (i) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(i) to Registrant's December 31, 1999 10-K).

               (ii) By-laws of Registrant, as amended. (Incorporated by
                    reference to Exhibit No. 2 to Registrant's June 30, 1990 Form 10-K).

              Exhibit No. 10. Material Contracts.

               (i) Amendment dated May 5, 2000, of the Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

               (ii) MAF Bancorp, Inc. 2000 Stock Option Plan (Incorporated by
                    reference to Exhibit A filed as part of Registrant's Proxy Statement, dated March 22, 2000, relating to the 2000 Annual Meeting of Shareholders, File No. 0-18121).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      MAF Bancorp. Inc.
                                                 ------------------------
                                                         (Registrant)



Date:         August 10, 2000                By:   /s/  Allen H. Koranda
       -----------------------------             --------------------------
                                                       Allen H. Koranda
                                                  Chairman of the Board and
                                                   Chief Executive Officer




Date:         August 10, 2000                By:   /s/  Jerry A. Weberling
       -----------------------------             ---------------------------
                                                      Jerry A. Weberling
                                                 Executive Vice President and
                                                   Chief Financial Officer