Form 10-Q
period 2000-09-30
MAF BANCORP INC
filed 2000-11-13
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark one)
   [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 23,094,170 at November 9, 2000.

================================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

Part I.   Financial Information                                             Page
-------   ---------------------                                             ----
Item 1    Financial Statements

          Consolidated Statements of Financial Condition
          as of September 30, 2000 and December 31, 1999 (unaudited)......     3

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2000 and 1999 (unaudited)............     4

          Consolidated Statement of Changes in Stockholders' Equity
          for the Nine Months Ended September 30, 2000 (unaudited)........     5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2000 and 1999 (unaudited).......     6

          Notes to Unaudited Consolidated Financial Statements............     8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    12

Item 3    Quantitative and Qualitative Disclosures About Market Risk......    31

Part II.  Other Information
--------  -----------------

Item 1    Legal Proceedings...............................................    32

Item 2    Changes in Securities...........................................    32

Item 3    Defaults Upon Senior Securities.................................    32

Item 4    Submission of Matters to a Vote of Security Holders.............    32

Item 5    Other Information...............................................    32

Item 6    Exhibits and Reports on Form 8-K................................    32

          Signature Page..................................................    34

Part I.  Financial Information

Item 1.  Financial Statements

                      MAF BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                            (Dollars in thousands)
                                  (Unaudited)

                                                                            September 30,      December 31,
                                                                                 2000              1999
                                                                              ----------         ---------
Assets
------
Cash and due from banks                                                     $     82,836            71,721
Interest-bearing deposits                                                         18,713            51,306
Federal funds sold                                                                89,772            35,013
Investment securities, at cost (fair value of $12,802 and $12,321)                12,361            11,999
Investment securities available for sale, at fair value                          173,129           194,105
Stock in Federal Home Loan Bank of Chicago, at cost                               82,275            75,025
Mortgage-backed securities, at amortized cost
   (fair value of $81,576 and $92,095)                                            83,939            94,251
Mortgage-backed securities available for sale, at fair value                      24,746            39,703
Loans receivable held for sale                                                    52,156            12,601
Loans receivable, net of allowance for losses of $18,167 and $17,276           4,236,696         3,871,968
Accrued interest receivable                                                       27,713            23,740
Foreclosed real estate                                                             1,321             7,415
Real estate held for development or sale                                           6,262            15,889
Premises and equipment, net                                                       46,946            42,489
Other assets                                                                      64,875            49,640
Intangible assets, net of accumulated amortization of $13,866 and                 70,028            61,200
 $10,555                                                                      ----------         ---------
                                                                            $  5,073,768         4,658,065
                                                                              ==========         =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits                                                                 $  2,906,240         2,699,242
   Borrowed funds                                                              1,687,075         1,526,363
   Advances by borrowers for taxes and insurance                                  41,593            34,767
   Accrued expenses and other liabilities                                         64,957            44,772
                                                                              ----------         ---------
       Total liabilities                                                       4,699,865         4,305,144
                                                                              ----------         ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
       shares; none outstanding                                                        -                 -
   Common stock, $.01 par value;
       authorized 80,000,000 shares; 25,420,650 shares issued;
       23,094,170 and 23,911,508 shares outstanding                                  254               254
   Additional paid-in capital                                                    198,060           194,874
   Retained earnings, substantially restricted                                   227,126           198,156
   Stock in gain deferral plan; 223,453 shares                                       511               511
   Accumulated other comprehensive loss                                           (1,329)           (3,675)
   Treasury stock, at cost; 2,549,933 and 1,732,595 shares                       (50,719)          (37,199)
                                                                              ----------         ---------
       Total stockholders' equity                                                373,903           352,921
Commitments and contingencies
                                                                              ----------         ---------
                                                                            $  5,073,768         4,658,065
                                                                              ==========         =========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                             ---------------------------      ---------------------------
                                                                 2000             1999            2000             1999
                                                                -------          ------          -------          -------
Interest income:
  Loans receivable                                             $78,570          64,381          224,131          185,550
  Mortgage-backed securities                                     1,393           1,557            4,414            5,114
  Mortgage-backed securities available for sale                    483             665            1,767            2,147
  Investment securities                                          1,919           1,197            5,203            3,283
  Investment securities available for sale                       2,988           2,864            9,466            8,529
  Interest-bearing deposits and federal funds sold               2,957           1,455            8,051            3,829
                                                               -------          ------          -------          -------
     Total interest income                                      88,310          72,119          253,032          208,452
                                                               -------          ------          -------          -------
Interest expense:
  Deposits                                                      30,359          24,907           84,050           74,073
  Borrowed funds                                                26,116          17,891           74,543           47,612
                                                               -------          ------          -------          -------
     Total interest expense                                     56,475          42,798          158,593          121,685
                                                               -------          ------          -------          -------
     Net interest income                                        31,835          29,321           94,439           86,767
Provision for loan losses                                          500             300            1,100              800
                                                               -------          ------          -------          -------
     Net interest income after provision for loan               31,335          29,021           93,339           85,967
      losses                                                   -------          ------          -------          -------
Non-interest income:
  Gain (loss) on sale of:
    Loans receivable                                               272             464              476            2,338
    Mortgage-backed securities                                       -               -             (700)               -
    Investment securities                                            4             494              137            1,032
    Foreclosed real estate                                         (27)           (241)             177             (121)
    Mortgage loan servicing rights                               4,337               -            4,337                -
   Deposit account service charges                               3,439           2,679            9,109            7,425
   Income from real estate operations                            2,625           2,478            7,801            7,016
   Brokerage commissions                                           586             719            1,740            1,938
   Loan servicing fee income                                       365             751            1,394            1,781
   Other                                                         1,585           1,399            4,292            4,287
                                                               -------          ------          -------          -------
     Total non-interest income                                  13,186           8,743           28,763           25,696
                                                               -------          ------          -------          -------
Non-interest expense:
   Compensation and benefits                                    10,408           9,554           30,665           28,289
   Office occupancy and equipment                                2,071           1,799            5,976            5,424
   Advertising and promotion                                       830           1,049            2,720            2,404
   Data processing                                                 784             665            2,236            1,856
   Federal deposit insurance premiums                              153             390              449            1,187
   Amortization of intangible assets                             1,167             951            3,311            2,905
   Other                                                         3,025           2,809            8,764            7,856
                                                               -------          ------          -------          -------
      Total non-interest expense                                18,438          17,217           54,121           49,921
                                                               -------          ------          -------          -------
      Income before income taxes                                26,083          20,547           67,981           61,742
Income tax expense                                               9,570           7,671           24,688           23,948
                                                               -------          ------          -------          -------
      Net income                                               $16,513          12,876           43,293           37,794
                                                               -------          ------          -------          -------

Basic earnings per share                                       $   .71             .53             1.85             1.55
                                                               =======          ======          =======          =======
Diluted earnings per share                                     $   .71             .52             1.83             1.51
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)


                                                                       Nine Months Ended September 30, 2000
                                               ------------------------------------------------------------------------------------
                                                                                      Accumulated   Stock in
                                                            Additional                   other       gain
                                                 Common      paid-in      Retained   comprehensive  deferral  Treasury
                                                 stock       capital      earnings       loss        plan      stock       Total
                                               ---------    -----------   ---------  -------------  --------  ---------   --------
   Balance at December 31, 1999                $     254        194,874     198,156         (3,675)       511   (37,199)   352,921
                                               ---------    -----------   ---------  -------------  --------- ---------   --------
   Comprehensive income:
     Net income                                        -              -      43,293              -          -         -     43,293
     Other comprehensive income, net of tax:
      Unrealized holding gain during the
       period                                          -              -           -          1,987          -         -      1,987
      Less:  reclassification adjustment of losses
       included in net income                          -              -           -            359          -         -        359
                                                --------        -------  ----------  -------------  --------- ---------   --------
     Total comprehensive income                        -              -      43,293          2,346          -         -     45,639
                                                --------        -------  ----------  -------------  --------- ---------   --------

   Exercise of 409,427 stock options and
     reissuance of treasury stock                      -              -      (7,628)             -          -     7,773        145
   Impact of exercise of acquisition
     carry-over stock options                          -            769           -              -          -         -        769
   Purchase of treasury stock                          -              -           -              -          -   (21,293)   (21,293)
   Tax benefits from stock-related
    compensation                                       -          2,417           -              -          -         -      2,417
   Cash dividends ($.29 per share)                     -              -      (6,761)             -          -         -     (6,761)
   Dividends paid to gain deferral plan                -              -          66              -          -         -         66
                                                --------        -------  ----------  -------------  ---------   -------   --------
   Balance at September 30, 2000               $     254        198,060     227,126         (1,329)       511   (50,719)   373,903
                                                ========        =======  ==========  =============  =========   =======   ========



   See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                    2000              1999
                                                                                  ---------         --------
Operating activities:
Net income                                                                        $  43,293            37,794
   Adjustments to reconcile net income to net cash
       Provided by operating activities:
          Depreciation and amortization                                               3,289             2,866
          Provision for loan losses                                                   1,100               800
          FHLB of Chicago stock dividend                                             (2,782)                -
          Deferred income tax (benefit) expense                                        (365)            1,577
          Amortization of intangible assets                                           3,311             2,905
          Amortization of premiums, discounts, loan fees and servicing                  817               898
           rights
          Net gain on sale of loans, mortgage-backed securities,
           and real estate held for development or sale                              (7,577)           (9,354)
          Gain on sale of investment securities                                        (137)           (1,032)
          Gain on sale of mortgage servicing rights                                  (4,337)                -
          Increase in accrued interest receivable                                    (3,973)           (1,710)
          Net increase in other assets and liabilities                               (6,290)           (6,571)
   Loans originated for sale                                                       (237,196)         (180,456)
   Loans purchased for sale                                                         (10,407)          (21,797)
   Sale of loans receivable                                                         207,315           413,402
                                                                                  ---------          --------
          Net cash provided by (used in) operating activities                       (13,939)          239,322
                                                                                  ---------          --------
Investing activities:
   Loans originated for investment                                                 (811,000)         (855,463)
   Principal repayments on loans receivable                                         510,543           525,799
   Principal repayments on mortgage-backed securities                                19,977            42,329
   Proceeds from maturities of investment securities available for sale              45,420            43,284
   Proceeds from maturities of investment securities held to maturity                     -            10,001
   Proceeds from sale of :
       Investment securities available for sale                                       1,721            30,335
       Real estate held for development or sale                                      35,924            31,652
       Mortgage-backed securities available for sale                                  9,300                 -
   Purchases of:
       Loans receivable held for investment                                         (62,012)         (251,520)
       Investment securities available for sale                                     (22,000)          (60,176)
       Investment securities                                                           (359)          (10,479)
       Mortgage-backed securities                                                    (4,808)                -
       Stock in FHLB of Chicago                                                      (4,468)          (11,397)
       Real estate held for development or sale                                     (12,530)          (13,002)
       Premises and equipment                                                        (5,246)           (4,070)
   Cash received from acquisition of deposits, net                                   80,903            18,734
                                                                                  ---------          --------
          Net cash used in investing activities                                    (218,635)         (503,973)
                                                                                  ---------          --------

                                                                                                   (continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                     2000             1999
                                                                                  ---------         --------
Financing activities:
   Proceeds from FHLB of Chicago advances                                           335,000          475,000
   Proceeds from unsecured line of credit                                            15,000           21,000
   Repayment of FHLB of Chicago advances                                           (175,000)        (205,000)
   Repayment of unsecured line of credit                                             (8,000)         (21,000)
   Net decrease in other borrowings                                                    (288)         (10,300)
   Proceeds from exercise of stock options                                              145              786
   Purchase of treasury stock                                                       (19,070)         (26,988)
   Cash dividends                                                                    (6,536)          (5,415)
   Net increase in deposits                                                         117,778           15,892
   Increase in advances by borrowers for taxes and insurance                          6,826              707
                                                                                  ---------         --------
          Net cash provided by financing activities                                 265,855          244,682
                                                                                  ---------         --------
Increase (decrease) in cash and cash equivalents                                     33,281          (19,969)
                                                                                  ---------         --------
Cash and cash equivalents at beginning of period                                    158,040          157,699
                                                                                  ---------         --------
Cash and cash equivalents at end of period                                        $ 191,321          137,730
                                                                                  =========         ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest on deposits and borrowed funds                                    $ 157,284          120,121
       Income taxes                                                                  19,477           14,532
Summary of non-cash transactions:
   Transfer of loans receivable to foreclosed real estate                             2,172            5,045
   Loans receivable swapped into mortgage-backed securities                           7,032           61,066
   Loan receivable transferred to held for sale                                           -           74,379
   Common stock received for option exercises                                           989              572
                                                                                  =========         ========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
            Three and Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and nine month periods ended September 30, 2000 and 1999 and as of December 31, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Earnings Per Share

     Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they have a dilutive effect. Stock options are the only adjustment made to average shares outstanding in computing diluted earnings per share. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:


                                                                    Three Months Ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                           2000                                         1999
                                         -----------------------------------------    ----------------------------------------------
                                           Income          Shares        Per-Share      Income         Shares          Per-Share
                                         (Numerator)    (Denominator)      Amount     (Numerator)   (Denominator)        Amount
                                         -----------    -------------    ---------    -----------   -------------      ---------
                                                            (Dollars in thousands, except per share data)
Basic earnings per share:
 Income available to
  common shareholders                   $     16,513       23,121,187    $     .71    $    12,876      24,196,070      $     .53
                                        ============                     =========    ===========                      =========
Effect of dilutive securities:
 Stock options                                                297,372                                     617,358
                                                        -------------                               -------------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                           $     16,513       23,418,559    $     .71    $    12,876      24,813,428      $     .52
                                        ============    =============    =========    ===========   =============      =========

                                                                   Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------------------
                                                            2000                                        1999
                                     ----------------------------------------------------------------------------------------
                                          Income           Shares        Per-Share      Income         Shares       Per-Share
                                        (Numerator)     (Denominator)      Amount     (Numerator)   (Denominator)     Amount
                                        ----------      -------------      ------     ----------    ------------      ------
                                                                 (Dollars in thousands, except per share data)
Basic earnings per share:
 Income available to
  common shareholders                   $43,293          23,382,189         $ 1.85      $37,794       24,324,046       $ 1.55
                                        =======                             ======      =======                        ======
Effect of dilutive securities:
 Stock options                                              248,160                                      719,093
                                                         ----------                                   ----------
Diluted earnings per share -
 Income available to common
  shareholders plus assumed
  conversions                           $43,293          23,630,349         $ 1.83      $37,794       25,043,139       $ 1.51
                                        =======          ==========         ======      =======       ==========       ======

(3)  Commitments and Contingencies

     At September 30, 2000, the Bank had outstanding commitments to originate and purchase loans of $393.4 million, of which $164.4 million were fixed-rate loans, with rates ranging from 6.00% to 9.38%, and $229.0 million were adjustable-rate loans. At September 30, 2000, commitments to sell loans were $72.6 million.

     At September 30, 2000, the Bank had outstanding standby letters of credit totaling $14.4 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $3.3 million related to real estate development improvements.

(4)  Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(5)  Reclassifications

     Certain reclassifications of 1999 amounts have been made to conform with current period presentations.

(6) Segment Information

    The Company utilizes the "management approach" for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

    The Company operates two separate lines of business. The Bank operates primarily as a retail bank, participating in residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the tables below:

                                                     At or For the Three Months Ended September 30, 2000
                                                  ---------------------------------------------------------
                                                      Retail         Land                      Consolidated
                                                      Banking    Development    Eliminations      Total
                                                     ---------  -------------   ------------   ------------
                                                                          (In thousands)
Interest income                                     $   88,349              -            (39)        88,310
Interest expense                                        56,475             39            (39)        56,475
                                                    ----------      ---------      ---------      ---------
  Net interest income                                   31,874            (39)             -         31,835
Provision for loan losses                                  500              -              -            500
                                                    ----------      ---------      ---------      ---------
  Net interest income after provision                   31,374            (39)             -         31,335
Non-interest income                                     10,561          2,625              -         13,186
Non-interest expense                                    18,249            189              -         18,438
                                                    ----------      ---------      ---------      ---------
Income before income taxes                              23,686          2,397              -         26,083
Income tax expense                                       8,619            951              -          9,570
                                                    ----------      ---------      ---------      ---------
Net income                                          $   15,067          1,446              -         16,513
                                                    ==========      =========      =========      =========
Average assets                                      $5,005,289          8,030              -      5,013,319
                                                    ==========      =========      =========      =========
                                                      At or For the Three Months Ended September 30, 1999
                                                 ----------------------------------------------------------
                                                      Retail        Land                       Consolidated
                                                      Banking   Development     Eliminations      Total
                                                     ---------  -------------   ------------   ------------
                                                                     (In thousands)
Interest income                                      $  72,334              -           (215)        72,119
Interest expense                                        42,798            215           (215)        42,798
                                                    ----------      ---------      ---------      ---------
  Net interest income                                   29,536           (215)             -         29,321
Provision for loan losses                                  300              -              -            300
                                                    ----------      ---------      ---------      ---------
  Net interest income after provision                   29,236           (215)             -         29,021
Non-interest income                                      6,265          2,478              -          8,743
Non-interest expense                                    17,072            145              -         17,217
                                                    ----------      ---------      ---------      ---------
Income before income taxes                              18,429          2,118              -         20,547
Income tax expense                                       6,872            799              -          7,671
                                                    ----------      ---------      ---------      ---------
Net income                                          $   11,557          1,319              -         12,876
                                                    ==========      =========      =========      =========
Average assets                                      $4,311,181         21,929              -      4,333,110
                                                     =========      =========      =========      =========

                                              At or For the Nine Months Ended September 30, 2000
                                         ----------------------------------------------------------
                                              Retail         Land                      Consolidated
                                             Banking     Development    Eliminations      Total
                                            ----------  --------------  -------------  ------------
                                                               (In thousands)

Interest income                             $  253,225              -           (193)       253,032
Interest expense                               158,593            193           (193)       158,593
                                            ----------         ------         ------      ---------
  Net interest income                           94,632           (193)             -         94,439
Provision for loan losses                        1,100              -              -          1,100
                                            ----------         ------         ------      ---------
  Net interest income after provision           93,532           (193)             -         93,339
Non-interest income                             20,962          7,801              -         28,763
Non-interest expense                            53,480            641              -         54,121
                                            ----------         ------         ------      ---------
Income before income taxes                      61,014          6,967              -         67,981
Income tax expense                              21,924          2,764              -         24,688
                                            ----------         ------         ------      ---------
Net income                                  $   39,090          4,203              -         43,293
                                            ==========         ======         ======      =========
Average assets                              $4,869,683         13,262              -      4,882,945
                                            ==========         ======         ======      =========

                                               At or For the Nine Months Ended September 30, 1999
                                            -------------------------------------------------------
                                              Retail        Land                       Consolidated
                                             Banking    Development     Eliminations      Total
                                            ----------  -------------   ------------   ------------
                                                             (In thousands)
Interest income                             $  209,607              -         (1,155)       208,452
Interest expense                               121,685          1,155         (1,155)       121,685
                                            ----------         ------         ------      ---------
  Net interest income                           87,922         (1,155)             -         86,767
Provision for loan losses                          800              -              -            800
                                            ----------         ------         ------      ---------
  Net interest income after provision           87,122         (1,155)             -         85,967
Non-interest income                             18,680          7,016              -         25,696
Non-interest expense                            49,331            590              -         49,921
                                            ----------         ------         ------      ---------
Income before income taxes                      56,471          5,271              -         61,742
Income tax expense                              21,904          2,044              -         23,948
                                            ----------         ------         ------      ---------
Net income                                  $   34,567          3,227              -         37,794
                                            ==========         ======         ======      =========
Average assets                              $4,166,294         25,466              -      4,191,760
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

  This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products and secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company's market area, the possible short-term dilutive effect of potential acquisitions, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

  At September 30, 2000, the Bank was in compliance with all of its capital requirements as follows:

                                                      September 30, 2000           December 31, 1999
                                                    -----------------------     ------------------------
                                                                Percent of                   Percent of
                                                      Amount      Assets          Amount       Assets
                                                    ----------  -----------     ----------   -----------
                                                                 (Dollars in thousands)
Stockholder's equity of the Bank                  $    379,240         7.50%   $   354,297          7.64%
                                                    ==========        =====     ==========         =====
Tangible capital                                  $    308,200         6.19%   $   288,177          6.32%
Tangible capital requirement                            74,734         1.50         68,391          1.50
                                                    ----------        -----     ----------         -----
Excess                                            $    233,466         4.69%   $   219,786          4.82%
                                                    ==========        =====     ==========         =====

Core capital                                      $    308,200         6.19%   $   288,177          6.32%
Core capital requirement                               149,467         3.00        136,782          3.00
                                                    ----------        -----     ----------         -----
Excess                                            $    158,733         3.19%   $   151,395          3.32%
                                                    ==========        =====     ==========         =====

Core and supplementary capital                    $    326,367        11.83%   $   305,453         12.32%
Risk-based capital requirement                         220,632         8.00        198,423          8.00
                                                    ----------        -----     ----------         -----
Excess                                            $    105,735         3.83%   $   107,030          4.32%
                                                    ==========        =====     ==========         =====

Total Bank assets                                 $  5,055,002                 $ 4,634,591
Adjusted total Bank assets                           4,982,249                   4,559,397
Total risk-weighted assets                           2,830,693                   2,555,481
Adjusted total risk-weighted assets                  2,757,939                   2,480,286
Investment in Bank's real estate subsidiaries            2,428                       7,930
                                                    ==========                  ==========

  A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:


                                                                         September 30,       December 31,
                                                                             2000               1999
                                                                          -----------         ----------
                                                                                  (In thousands)
Stockholder's equity of the Bank                                          $   379,240            354,297
Goodwill                                                                      (62,774)           (54,939)
Core deposit intangibles                                                       (7,254)            (6,261)
Non-permissible subsidiary deduction                                           (2,428)            (7,930)
Non-includable purchased mortgage servicing rights                               (414)              (733)
Regulatory capital adjustment for available for sale securities                 1,830              3,743
                                                                          -----------         ----------
 Tangible and core capital                                                    308,200            288,177
General loan loss reserves                                                     18,167             17,276
                                                                          -----------         ----------
 Core and supplementary capital                                           $   326,367            305,453
                                                                          ===========         ==========

Changes in Financial Condition

  Total assets of the Company were $5.07 billion at September 30, 2000, an increase of $415.7 million, or 8.9% from $4.66 billion at December 31, 1999. The increase is primarily due to an increase in adjustable-rate single family mortgage originations that management has elected to retain in portfolio, increasing outstanding loans receivable.

  Cash and short-term investments totaled a combined $191.3 million at September 30, 2000, an increase of $33.3 million from the combined balance of $158.0 million at December 31, 1999.

  Investment securities available for sale decreased $21.0 million to $173.1 million at September 30, 2000. The decrease is due to maturities of $45.4 million of primarily asset-backed and U.S. Agency securities, sales of $1.7 million, offset by purchases of $22.0 million in primarily asset-backed, U.S. Agency and equity securities. The Company recognized a gain of $137,000 on the sale of investment securities available for sale during the nine months ended September 30, 2000.

  Mortgage-backed securities classified as held to maturity decreased $10.3 million to $83.9 million at September 30, 2000, compared to $94.3 million at December 31, 1999, due to purchases of $4.8 million offset by normal amortization and prepayments.

  Mortgage-backed securities available for sale decreased $15.0 million to $24.7 million at September 30, 2000, primarily due to the sale of a $9.3 million CMO security and normal amortization and prepayments. The Company recognized a $700,000 loss on this sale.

  Included in mortgage-backed securities classified as held to maturity and available for sale are $54.0 million of CMO securities at September 30, 2000, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

  Loans receivable, including loans held for sale, increased $404.3 million, or 10.4%, to $4.29 billion at September 30, 2000. The Bank originated $1.12 billion during the nine-month period ended September 30, 2000, compared to $1.31 billion during the prior year period. The lower loan origination volume was primarily due to a decline in mortgage refinance activity compared to the prior year. Offsetting this increase in loan balances were amortization and prepayments totaling $510.5 million, as well as loan sales of $208.0 million. Loans receivable held for sale increased to $52.2 million as of September 30, 2000, compared to $12.6 million at December 31, 1999. Included in loan sale volume for the current nine-month period is $20.9 million of hybrid ARM loans. Traditionally, the Bank has generally held ARM originations in its portfolio. However, due to consumer preference for ARM loans in the last twelve months, as well as narrower spreads over funding costs for current ARM originations, the Bank began selling some of its hybrid ARM loan originations on a servicing released basis in the second quarter of 2000. It is expected that the Bank will continue to sell a portion of its ARM originations on a servicing released basis in the foreseeable future to manage its balance sheet growth.

  The allowance for loan losses totaled $18.2 million at September 30, 2000, an increase of $891,000 from the balance at December 31, 1999, due to a $1.1 million provision for loan losses, offset by net charge-offs of $209,000. The Bank's allowance for loan losses to total loans outstanding was .43% at September 30, 2000, compared to .44% at December 31, 1999. Non-performing loans increased $324,000 to $16.0 million at September 30, 2000, compared to $15.7 million at December 31, 1999. As a percentage of total loans receivable, the level of non-performing loans was .38% at September 30, 2000, compared to .40% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 113.7% at September 30, 2000 compared to 110.4% at December 31, 1999, and 124.5% at September 30, 1999.

  Foreclosed real estate decreased $6.1 million to $1.3 million at September 30, 2000 primarily due to the sale of a $6.1 million commercial office complex in June 2000.

  Real estate held for development or sale decreased $9.6 million to $6.3 million at September 30, 2000. A summary of the carrying value of real estate held for development or sale follows:

                                         September 30,  December 31,
                                             2000          1999
                                            ------        ------
                                               (In thousands)
     MAF Developments, Inc.
      Tallgrass of Naperville               $1,091         11,720
      Land for future development            4,370              -
      Creekside of Remington                     -          1,657
                                            ------         ------
                                             5,461         13,377
                                            ------         ------

     NW Financial, Inc.
      Reigate Woods                            539          2,112
      Woodbridge                               262            400
                                            ------         ------
                                               801          2,512
                                            ------         ------
                                            $6,262         15,889
                                            ======         ======

  The Company had 258 lot sales in Tallgrass of Naperville during the nine months ended September 30, 2000. At September 30, 2000, 421 lots remain in Tallgrass, with nine under contract. A presale of the next phase of the project, held in October 2000, resulted in an additional 141 contracts on lots, with closings expected to begin late in the fourth quarter. The land for future development category reflects the Company's purchase, in the second quarter of 2000, of 182 acres of land in Plainfield, Illinois. The project is currently expected to yield 365 lots, with development expected to commence in late 2001. Another new project consisting of 126 lots, in Sugar Grove, Illinois, is currently under contract with lot sales expected in 2001. The final 75 lots of the Creekside of Remington project were sold to a local developer in the second quarter of 2000. Based on the strong demand in Tallgrass and the new project in Sugar Grove, management currently expects that pre-tax income from real estate development in 2001 should be in the range of $7.0-$9.0 million.

  The Company sold seven homesites in its Reigate Woods subdivision during the nine months ended September 30, 2000. The final three lots in the project are under contract and are scheduled to close in the fourth quarter of 2000. The remaining balance of the Woodbridge project consists of two parcels of commercial property totaling 3.5 acres. During the current quarter, one parcel was sold. At September 30, 2000, one of the two remaining parcels is under contract with the Bank, and expected to be used for future branch expansion, while the other remains for sale. The Company expects the two parcels will be sold in early 2001 at a pre-tax profit of approximately $600,000.

  Deposits increased $207.0 million, to $2.91 billion at September 30, 2000. The increase is primarily due to the addition of $90.0 million in deposits from the M&I branch acquisitions. After consideration of interest of $80.1 million credited to accounts during the nine months ended September 30, 2000, actual cash inflows were $37.7 million, exclusive of the acquired deposits.

  Borrowed funds, which consist primarily of FHLB of Chicago advances, increased $160.7 million to $1.69 billion at September 30, 2000. The increase is primarily attributable to a net $160.0 million increase in FHLB of Chicago borrowings used to fund loan originations. Borrowings at September 30, 2000 also include $7.0 million drawn on the Company's revolving line of credit during 2000, compared to $-0- at December 31, 1999. These funds have been used primarily to fund the Company's stock buyback program. These increases were offset by a buyer's assumption of a $6.0 million industrial revenue bond, previously included in other borrowings upon the Bank's sale in June 2000 of the foreclosed real estate property secured by the bond.

  Stockholders' equity increased $21.0 million, or 6.0% at September 30, 2000, primarily due to net income of $43.3 million and a decrease in accumulated other comprehensive loss of $2.3 million, offset by stock repurchases of $19.1 million and dividends paid of $6.8 million.

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

  For the quarter ended September 30, 2000, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $292,000, compared to $248,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $876,000, compared to $744,000 for the nine months ended September 30, 1999.

  Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                           61-90 Days                             91 Days or More
                             --------------------------------------  ------------------------------------------
                                           Principal                                 Principal
                               Number     Balance of      Percent       Number       Balance of      Percent
                                 Of       Delinquent        Of            Of         Delinquent         of
                               Loans         Loans         Total        Loans          Loans          Total
                             ----------  -------------  -----------  ------------  --------------  ------------
                                                          (Dollars in thousands)
September 30, 2000                 36         $4,004         .09%           119         $14,693          .35%
                                   ==         ======         ===            ===         =======          ===
June 30, 2000                      42         $3,665         .09%           111         $14,047          .34%
                                   ==         ======         ===            ===         =======          ===
March 31, 2000                     40         $4,370         .11%           122         $14,254          .36%
                                   ==         ======         ===            ===         =======          ===
December 31, 1999                  63         $6,280         .16%           130         $13,224          .34%
                                   ==         ======         ===            ===         =======          ===
September 30, 1999                 62         $4,828         .13%           123         $12,321          .33%
                                   ==         ======         ===            ===         =======          ===

   Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                                  At
                                            --------------------------------------------------------------------------------
                                             9/30/00     6/30/00    3/31/00    12/31/99     9/30/99     6/30/99     3/31/99
                                            ---------  ----------  ---------   ---------   ---------   ---------   ---------
                                                                            (In thousands)
Real estate loans:
 One- to four-family:
  Held for investment                       $3,783,956  3,723,765   3,581,604   3,479,425   3,292,649   3,085,456   2,998,662
  Held for sale                                 52,156     35,973      37,899      12,601      13,787     100,016      21,387
 Multi-family                                  168,128    165,309     162,666     164,878     164,687     153,150     141,018
 Commercial                                     40,730     41,919      40,142      38,817      39,670      38,050      41,581
 Construction                                   26,866     30,621      27,529      27,707      29,651      29,558      39,090
 Land                                           35,114     34,272      29,143      28,602      20,148      24,655      23,674
                                            ----------  ---------   ---------   ---------   ---------   ---------   ---------
  Total real estate loans                    4,106,950  4,031,859   3,878,983   3,752,030   3,560,592   3,430,885   3,265,412

Other loans:
 Consumer loans:
  Equity lines of credit                       132,894    120,835     106,503      99,099      95,749      93,502      90,053
  Home equity loans                             63,307     59,736      51,746      48,397      45,717      44,987      40,434
  Other                                          4,720      4,746       4,751       4,757       6,008       6,252       6,294
                                            ----------  ---------   ---------   ---------   ---------   ---------   ---------
   Total consumer loans                        200,921    185,317     163,000     152,253     147,474     144,741     136,781
 Commercial business lines                       3,485      3,387       3,399       3,132       1,740       1,743       1,780
                                            ----------  ---------   ---------   ---------   ---------   ---------   ---------
  Total other loans                            204,406    188,704     166,399     155,385     149,214     146,484     138,561
                                            ----------  ---------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable                     4,311,356  4,220,563   4,045,382   3,907,415   3,709,806   3,577,369   3,403,973

Less:
 Loans in process                               11,297     12,837      11,467      11,893      13,240      16,828      17,904
 Unearned discounts, premiums
  and deferred loan expenses, net               (6,960)    (6,641)     (6,408)     (6,323)     (5,404)     (4,603)     (3,743)
 Allowance for loan losses                      18,167     17,870      17,567      17,276      17,012      16,978      16,794
                                            ----------  ---------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable, net                4,288,852  4,196,497   4,022,756   3,884,569   3,684,958   3,548,166   3,373,018
Loans receivable held for sale                 (52,156)   (35,973)    (37,899)    (12,601)    (13,787)   (100,016)    (21,387)
                                            ----------  ----------  ---------   ---------   ---------   ---------   ---------
  Loans receivable, net                     $4,236,696  4,160,524   3,984,857   3,871,968   3,671,171   3,448,150   3,351,631
                                            ==========  ==========  =========   =========   =========   =========   =========

Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                  At
                                          ---------------------------------------------------------------------------------
                                           9/30/00     6/30/00     3/31/00     12/31/99     9/30/99     6/30/99    3/31/99
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
                                                                            (In thousands)
Non-performing loans:
One- to four-family and
 multi-family loans:
 Non-accrual loans                          $13,398     13,211      13,624       12,548      10,453       9,472      9,897
 Accruing loans 91 days
  or more overdue                             1,557        608         529          771       1,312       1,377      1,743
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
  Total                                      14,955     13,819      14,153       13,319      11,765      10,849     11,640
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
Commercial real estate,
 construction and land
 loans:
 Non-accrual loans                              405        451         632          607         608         926      1,744
 Accruing loans 91 days or
  more overdue                                    -          -            -           -           -           -          -
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
  Total                                         405        451         632          607         608         926      1,744
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
Other loans:
 Non-accrual loans                              608        988       1,445        1,683       1,258       1,239      1,166
 Accruing loans 91 days
  or more overdue                                 6          4          24           41          29          42         16
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
  Total                                         614        992       1,469        1,724       1,287       1,281      1,182
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
Total non-performing
 loans:
 Non-accrual loans                           14,411     14,650      15,701       14,838      12,319      11,637     12,807
 Accruing loans 91 days
  or more overdue                             1,563        612         553          812       1,341       1,419      1,759
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
 Total                                      $15,974     15,262      16,254       15,650      13,660      13,056     14,566
                                          =========   =========   =========   ==========   =========   =========  =========
Non-accrual loans to
 total loans                                    .34%       .35         .40          .38         .33         .34        .38
Accruing loans 91 days
 or more overdue to
 total loans                                    .04        .01         .01          .02         .04         .04        .05
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
  Non-performing loans to
   total loans                                  .38%       .36         .41          .40         .37         .38        .43
                                          =========   =========   =========   ==========   =========   =========  =========
  Foreclosed real estate
   (net of related reserves):
 One-to-four-family                         $ 1,221                  1,454        1,220       1,558       2,404      2,307
Commercial, construction
  and land                                      100        571       6,767        6,195       6,245       6,624      6,621
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
  Total                                     $ 1,321        981       8,221        7,415       7,803       9,028      8,928
                                          =========   =========   =========   ==========   =========   =========  =========
Non-performing loans and
 foreclosed real estate
 to total loans and
 foreclosed real estate                         .41%       .39           .61        .59         .58         .63        .69
                                          ---------   ---------   ---------   ----------   ---------   ---------  ---------
Total non-performing
 assets                                     $17,295     16,243      24,475       23,065      21,463      22,084     23,494
                                          =========   =========   =========   ==========   =========   =========  =========
Total non-performing
 assets to total assets                         .34%       .33         .51          .50         .48         .52        .57
                                          =========   =========   =========   ==========   =========   =========  =========

Liquidity and Capital Resources

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings or the issuance of common stock. The Company's principal uses of funds are interest payments on the Company's $29.9 million unsecured term bank loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases and stock repurchases with excess cash flow. The Company also maintains a one-year, $25.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on April 30. At September 30, 2000, the Company had $7.0 million outstanding under this line of credit. For the nine-month period ended September 30, 2000, the Company received $20.0 million in dividends from the Bank and declared common stock dividends of $.29 per share, or $6.8 million. During the nine-months ended September 30, 2000, the Company repurchased 1.1 million shares of its common stock at an average price of $17.82 per share, for a total of $19.1 million.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current nine-month period the Bank borrowed $335.0 million of primarily fixed and variable rate FHLB of Chicago advances and repaid $175.0 million.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the quarter ended September 30, 2000, the Bank's average liquidity ratio was 8.74%. At September 30, 2000, total liquidity was $212.3 million, or 7.81%, which was $103.5 million in excess of the 4.0% regulatory minimum.

        During the nine months ended September 30, 2000, the Bank originated and purchased loans totaling $1.12 billion compared with $1.31 billion during the same period a year ago. Loan sales and swaps for the nine months ended September 30, 2000, were $208.0 million, compared to $352.3 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $393.4 million and commitments to sell or swap loans of $72.6 million at September 30, 2000. At September 30, 2000, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

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

     Although the Bank's overall strategy for asset/liability management remains consistent, due to the increased consumer demand for ARM loans in the first half of the year, the relatively flat to inverted U.S. Treasury yield curve, and reduced regulatory capital levels, the Bank decided to begin selling a portion of its hybrid ARM originations on a servicing released basis during 2000. It is currently expected that the Bank will continue to sell some of its hybrid ARM production for the foreseeable future.

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at September 30, 2000. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender in the past have been shown in the category relating to the period of time until their respective final maturities. However, due to recent volatility in market interest rates, $85.0 million of FHLB advances with final remaining maturities ranging from 27 to 92 months, but callable in one year or less, are categorized as $60.0 million due in 6 months or less, and $25.0 million due between 6 months and 1 year in anticipation of the issuer exercising its option to call the borrowings.

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


                                                                                     At September 30, 2000
                                                            ------------------------------------------------------------------------
                                                                          More Than    More Than   More Than
                                                              6 Months     6 Months     1 Year     3 Years to  More Than
                                                              or Less     to 1 Year   to 3 Years    5 Years     5 Years      Total
                                                            ------------  ----------  -----------  ----------  ----------  ---------
                                                                                         (In thousands)
Interest-earning  assets:
   Loans receivable                                          $  723,222     487,359    1,356,722      797,193    942,523   4,307,019
   Mortgage-backed securities                                    65,215       4,001       10,037        9,075     20,357     108,685
   Interest-bearing deposits                                     18,713           -            -            -          -      18,713
   Federal funds sold                                            89,772           -            -            -          -      89,772
   Investment securities (1)                                    140,359         767       18,136       25,463     83,040     267,765
                                                             ----------    --------    ---------      -------  ---------   ---------
    Total interest-earning assets                             1,037,281     492,127    1,384,895      831,731  1,045,920   4,791,954
   Impact of hedging activity (2)                                52,156           -            -            -    (52,156)          -
                                                             ----------    --------    ---------      -------  ---------   ---------
    Total net interest-earning assets adjusted
       for impact of hedging activities                       1,089,437     492,127    1,384,895      831,731    993,764   4,791,954
                                                             ----------    --------    ---------      -------  ---------   ---------
Interest-bearing  liabilities:
   NOW and checking accounts                                     19,757      18,077       66,163       41,099     87,334     232,430
   Money market accounts                                        207,807           -            -            -          -     207,807
   Passbook accounts                                             62,803      57,464      210,320      130,646    277,622     738,855
   Certificate accounts                                         714,222     267,301      562,875       41,167      8,486   1,594,051
   FHLB advances                                                355,000     200,000      545,500      235,000    305,000   1,640,500
   Other borrowings                                              46,575           -            -            -          -      46,575
                                                             ----------    --------    ---------      -------  ---------   ---------
    Total interest-bearing liabilities                        1,406,164     542,842    1,384,858      447,912    678,442   4,460,218
                                                             ----------    --------    ---------      -------  ---------   ---------
Interest sensitivity gap                                     $ (316,727)    (50,715)          37      383,819    315,322     331,736
                                                             ==========    ========    =========      =======  =========   =========
Cumulative gap                                               $ (316,727)   (367,442)    (367,405)      16,414    331,736
                                                             ==========    ========    =========      =======  =========
Cumulative gap assets as a percentage
   of total assets                                               (6.24)%      (7.24)       (7.24)         .32       6.54
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities                   77.48%      81.15        88.98       100.43     107.44

(1) Includes $82.3 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates


     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 2000 includes fees which are considered adjustments to yield.

                                                              Three Months Ended September 30,
                                              --------------------------------------------------------------
                                                              2000                             1999
                                              ------------------------------  ------------------------------
                                                                    Average                          Average
                                               Average              Yield/     Average               Yield/
                                               Balance    Interest   Cost      Balance     Interest   Cost
                                              ----------  --------  -------   ----------   --------  -------
                                                                        (Dollars in thousands)
      Assets:
      Interest-earning assets:
      Loans receivable                        $4,256,770    78,570     7.38%  $3,630,144     64,381     7.09%
      Mortgage-backed securities                 111,293     1,876     6.74      143,916      2,222     6.18
      Interest-bearing deposits/(1)/              34,615       731     8.38       26,512        470     7.03
      Federal funds sold /(1)/                   114,038     2,226     7.74       53,956        985     7.24
      Investment securities /(2)/                265,507     4,944     7.39      263,795      4,098     6.16
                                              ----------   -------            ----------    -------
       Total interest-earning assets           4,782,223    88,347     7.38    4,118,323     72,156     7.00
      Non-interest earning assets                231,096                         214,787
                                              ----------                      ----------
       Total assets                           $5,013,319                      $4,333,110
                                              ==========                      ==========

      Liabilities and stockholders' equity:
      Interest-bearing liabilities:
      Deposits                                 2,748,745    30,359     4.38    2,559,086     24,907     3.86
      Borrowed funds                           1,668,401    26,116     6.21    1,227,864     17,891     5.78
                                              ----------   -------            ----------    -------
       Total interest-bearing
        liabilities                            4,417,146    56,475     5.07    3,786,950     42,798     4.48
                                                           -------     ----                 -------     ----
      Non-interest bearing
       deposits                                  132,595                         112,813
      Other liabilities                           98,210                          84,744
                                              ----------                      ----------
       Total liabilities                       4,647,951                       3,984,507
      Stockholders' equity                       365,368                         348,603
                                              ----------                      ----------
       Liabilities and
        stockholders' equity                  $5,013,319                      $4,333,110
                                              ==========                      ==========

      Net interest income/interest rate
       spread                                              $31,872     2.31%               $ 29,358     2.52%
                                                           =======     ====                ========     ====

      Net earning assets/net yield on
       average interest-earning assets        $  365,077               2.67%  $  331,373                2.85%
                                              ==========               ====   ==========                ====

      Ratio of interest-earning assets
       to interest-bearing liabilities                               108.26%                          108.75%
                                                                    =======                          =======



                                                              Nine Months Ended September 30,
                                             ---------------------------------------------------------------

                                                        2000                              1999                 At September 30, 2000
                                            -------------------------------  -------------------------------  ----------------------
                                                                   Average                          Average
                                             Average               Yield/     Average               Yield/                 Yield/
                                             Balance     Interest   Cost      Balance     Interest   Cost      Balance     Cost
                                            ----------   --------  -------   ----------   --------  -------   ---------- -----------
     Assets:
     Interest-earning assets:
     Loans receivable                        $4,108,961    224,131     7.27%  $3,484,200    185,550     7.10%  $4,307,019     7.44%
     Mortgage-backed securities                 122,619      6,181     6.72      156,209      7,261     6.20      108,685     6.74
     Interest-bearing deposits/(1)/              32,651      1,809     7.38       27,369      1,478     7.22       18,713     6.49
     Federal funds sold /(1)/                   113,369      6,242     7.33       41,423      2,351     7.59       89,772     6.50
     Investment securities /(2)/                275,724     14,780     7.14      263,123     11,923     6.06      267,765     6.97
                                             ----------   --------            ----------   --------            ----------
      Total interest-earning assets           4,653,324    253,143     7.25    3,972,324    208,563     7.00    4,791,954     7.38
     Non-interest earning assets                229,621                          219,436                          281,814
                                             ----------                       ----------                       ----------
      Total assets                           $4,882,945                       $4,191,760                       $5,073,768
                                             ==========                       ==========                       ==========


     Liabilities and stockholders' equity:
     Interest-bearing liabilities:
     Deposits                                 2,677,682     84,050     4.18    2,549,147     74,073     3.89    2,773,143     4.49
     Borrowed funds                           1,628,293     74,543     6.10    1,106,824     47,612     5.75    1,687,075     6.24
                                             ----------   --------            ----------   --------            ----------
      Total interest-bearing liabilities      4,305,975    158,593     4.91    3,655,971    121,685     4.45    4,460,218     5.15
                                                          --------     ----                --------     ----                ------
     Non-interest bearing deposits              127,782                          108,673                          133,097
     Other liabilities                           91,766                           85,064                          106,550
                                             ----------                       ----------                       ----------
      Total liabilities                       4,525,523                        3,849,708                        4,699,865
     Stockholders' equity                       357,422                          342,052                          373,903
                                             ----------                       ----------                       ----------
      Liabilities and
       stockholders' equity                  $4,882,945                       $4,191,760                       $5,073,768
                                             ==========                       ==========                       ==========

     Net interest income/interest rate
      spread                                              $ 94,550     2.34%               $ 86,878     2.55%                 2.23%
                                                          ========     ====                ========     ====                ======

     Net earning assets/net yield on
      average interest-earning assets        $  347,349                2.71%  $  316,353                2.92%  $  331,736      N/A
                                             ==========                ====   ==========               =====   ==========   ======

     Ratio of interest-earning assets
      to interest-bearing liabilities                                108.07%                          108.65%               107.44%
                                                                     =====                            ======                ======

________________________________
     /(1)/ Includes pro-rata share of interest income received on outstanding drafts payable.
     /(2)/ Income and yields are stated on a taxable equivalent basis.

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

                                             Three Months Ended                      Nine Months Ended
                                             September 30, 2000                     September 30, 2000
                                                Compared to                             Compared to
                                             September 30, 1999                     September 30, 1999
                                            Increase (Decrease)                     Increase (Decrease)
                                   --------------------------------------  -------------------------------------
                                      Volume        Rate          Net        Volume        Rate          Net
                                   ------------  -----------  -----------  -----------  -----------  -----------
                                                                  (In thousands)
Interest-earning assets:
Loans receivable                       $11,483        2,706       14,189       34,005        4,576       38,581
Mortgage-backed securities                (537)         191         (346)      (1,656)         576       (1,080)
Interest-bearing deposits                  160          101          261          297           34          331
Federal funds sold                       1,168           73        1,241        3,972          (81)       3,891
Investment securities                       26          820          846          604        2,253        2,857
                                       -------       ------       ------       ------       ------       ------
     Total                              12,300        3,891       16,191       37,222        7,358       44,580
                                       -------       ------       ------       ------       ------       ------

Interest-bearing liabilities:
Deposits                                 1,934        3,518        5,452        3,970        6,007        9,977
Borrowed funds                           6,814        1,411        8,225       23,874        3,057       26,931
                                       -------       ------       ------       ------       ------       ------
     Total                               8,748        4,929       13,677       27,844        9,064       36,908
                                       -------       ------       ------       ------       ------       ------
Net change in net interest income      $ 3,552       (1,038)       2,514        9,378       (1,706)       7,672
                                       =======       ======       ======       ======       ======       ======

Comparison of the Results of Operations for the Three Months Ended September 30, 2000 and 1999

  General - Net income for the three months ended September 30, 2000 was $16.5 million, or $.71 per diluted share, compared to net income of $12.9 million, or $.52 per diluted share for the three months ended September 30, 1999. The increase in earnings is primarily due to a pre-tax gain of $4.3 million on the sale of mortgage servicing rights, equal to $.11 per diluted share on an after-tax basis. Without this gain, earnings increased 15% from the prior year quarter, primarily due to higher net interest income, partially offset by increased non-interest expense and income tax expense.

  Net interest income - Net interest income was $31.8 million for the current quarter, compared to $29.3 million for the quarter ended September 30, 1999, an increase of $2.5 million or 8.6%. The Company's average net interest-earning assets increased to $365.1 million for the three months ended September 30, 2000, compared to $331.4 million for the three months ended September 30, 1999, while the Company's net interest margin decreased to 2.67% for the current three month period, compared to 2.85% in the prior year period. The decrease in the net interest margin is primarily due to the impact of the current inverted yield curve, increased competition for savings deposits, and wider than normal borrowing spreads. For the current quarter, the impact of these forces led to a 59 basis point increase in the cost of average interest-bearing liabilities coupled with only a 38 basis point increase in the yield on average interest-earning assets.

  Interest income on loans receivable increased $14.2 million as a result of a $626.6 million increase in average loans receivable, along with a 29 basis point increase in the average yield on loans receivable. The increase due to rate has been affected by the trend in loan originations away from fixed-rate mortgages towards lower initial-yielding ARM loans in the rising interest rate environment over the past twelve months. Interest income on mortgage-backed securities decreased $346,000 to $1.9 million for the current quarter, due to a $32.6 million decrease in average balances offset by a 56 basis point increase in
yield.   Interest income on investment securities increased $846,000 to $4.9 million, due to a $896.6 million increase in the average balance of this portfolio, as well as a 123 basis point increase in yield.

  Interest expense on deposit accounts increased $5.5 million to $30.4 million for the third quarter of 2000, due to a $189.7 million increase in average deposits compared to the prior year quarter, and a 52 basis point increase in the average cost of deposits compared to the prior year's three-month period. Approximately $112.0 million of the growth in average deposits is attributable to the acquisition of three branch offices since September 30, 1999, with the remainder of the increase primarily due to an increase in money market and passbook balances. The increase in average cost of deposits is primarily due to the upward repricing of maturing certificates of deposit.

  Interest expense on borrowed funds increased $8.2 million to $26.1 million, as a result of a $440.5 million increase in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a 43 basis point increase in the average cost of borrowed funds. The increase in the average balance has been primarily for funding loan originations, while the increase in the average rates has been due to the replacement of maturing and called advances at higher interest rates.

  Increases in short term U.S. Treasury rates, increased competition for deposits requiring the Bank to pay higher deposit rates to attract and retain deposit funding, recent declines in mortgage interest rates and seasonal outflows of payments for mortgage customer real estate tax payments will have a negative impact on the Bank's net interest margin. Management expects that upward repricing of maturing certificates of deposit and borrowings will continue to create pressure on the Bank's net interest margin over the next few quarters.

  The Federal Reserve Bank's 125 basis point increase in the federal funds rate target over the last fifteen months, the recent flattening and inversion of the Treasury yield curve, along with borrower preferences starting to move back toward fixed-rate mortgage loans, will limit the Company's ability to offset the expected margin compression through balance sheet growth. If the current interest rate environment continues, the Company may seek to offset some of the margin pressure with increased sales of current loan originations in an effort to generate additional gains on loan sales and/or additional stock buybacks.

  Provision for loan losses - The Bank provided $500,000 in provision for loan losses during the third quarter of 2000, compared to $300,000 for the 1999 three-month period. Net charge-offs during the 2000 quarter were $203,000, compared $267,000 for the three months ended September 30, 1999. At September 30, 2000, the Bank's allowance for loan losses was $18.2 million, which equaled
 .43% of total loans receivable, compared to .44% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 113.7% at September 30, 2000 compared to 110.4% at December 31, 1999 and 124.5% at September 30, 1999.

  Non-interest income - Non-interest income increased $4.4 million, or 50.8%, to $13.2 million for the three months ended September 30, 2000, compared to $8.7 million for the three months ended September 30, 1999. The increase was primarily due to a $4.3 million gain on the sale of mortgage servicing rights. Exclusive of the gain on servicing rights, total non-interest income for the third quarter was $8.8 million, relatively unchanged from the prior year quarter. Positive results in real estate development income and higher fee income from deposit account products were offset by reduced gains on sales of loans and investment securities, and lower loan servicing income.

  Higher interest rates, competitive pricing pressures, and a higher level of adjustable rate loan originations led to continued low mortgage banking profits resulting from loan sales. Gain on sale of loans decreased to $272,000 for the three months ended September 30, 2000, compared to $464,000 for the three months ended September 30, 1999. Loan sale volume was $98.6 million, including $4.0 million, which was swapped into mortgage-backed securities. For the three months ended September 30, 1999, loan sale volume was $140.4 million of which $60.3 million was swapped into mortgage-backed securities. Recently, the Bank has begun to experience a shift in consumers' preferences to fixed-rate mortgage loans, due in part to a decline in long-term rates. Because the Company generally sells fixed rate mortgage originations, this change may result in higher mortgage banking profits, as well as contribute to more moderate balance sheet growth in 2001.

  Income from real estate operations increased $147,000 compared to the prior year quarter to $2.6 million for the three months ended September 30, 2000. The increase is primarily due a $184,000 gain on the sale of a commercial parcel. A summary of income from real estate operations follows:

                                           Three Months Ended September 30,
                                   ---------------------------------------------
                                          2000                     1999
                                   -----------------      ----------------------
                                   # of     Pre-tax       # of        Pre-tax
                                   Lots      Income       Lots      Income(loss)
                                   ----      ------       ----      ------------
                                             (Dollars in thousands)
     Tallgrass of Naperville        76       $2,374        19         $  180
     Woodbridge                      -          184         -          2,290
     Reigate Woods                   2           67         3            158
     Ashbury                         -            -         -           (150)
                                    --       ------        --         ------
                                    78       $2,625        22         $2,478
                                    ==       ======        ==         ======

  The Company sold 76 lots in Tallgrass of Naperville project during the three months ended September 30, 2000. The significant increase in profit per lot is primarily due to significantly higher lot prices on current year sales compared to the prior year, without any appreciable increase in development costs.
There are nine lots under contract in this 951-lot subdivision at September 30, 2000, with 412 remaining to be sold. The Company held a pre-sale of 141 lots in the next unit of Tallgrass to builders in October 2000, resulting in contracts on all lots offered. Closings are expected to commence late in the fourth quarter of 2000, and the Company currently expects profit margins comparable to
third quarter levels for these sales.   Due to the reduced inventory pending
completion of fourth quarter improvements in the next phase of the project, real estate income in the fourth quarter of 2000 is expected to be significantly lower than in the third quarter. The Company had two sales in Reigate Woods during the third quarter of 2000. The lower profit margins, as compared to 1999, is reflective of discounted pricing on homes as the project nears completion. The remaining three lots in Reigate are under contract and expected to close prior to the end of 2000.

  Woodbridge sales during the three months ended September 30, 2000 and 1999 were from commercial sites remaining after a sell-out in 1998 of all residential lots in the project. During the current quarter of 2000, one smaller parcel of the Woodbridge commercial site was sold, with the remaining two parcels expected to be sold in the first quarter of 2001 at a pre-tax profit of approximately $600,000. During the three months ended September 30, 1999, two parcels were sold at a pre-tax profit of $2.3 million.

  Deposit account service charges increased $760,000, or 28.4%, to $3.4 million for the three months ended September 30, 2000, primarily due to continued growth in the number of checking accounts serviced by the Bank. At September 30, 2000, the Bank had approximately 113,300 checking accounts, compared to 100,900 at September 30, 1999, an annualized increase of 14%. The Bank instituted fee increases for services provided on its checking accounts during 2000, and has also had growth in interchange fees earned on its debit cards.

  Brokerage commissions decreased $133,000, or 18.5%, for the three months ended September 30, 2000 compared to the prior year quarter. The decline in commission income is primarily due to slower sales during the current quarter due to market volatility.

  Loan servicing fee income decreased $386,000 to $365,000 for the three months ended September 30, 2000, compared to the same quarter in 1999. The decrease was primarily due to the sale of servicing rights on approximately $600.0 million of mortgage loans during the three months ended September 30, 2000. Management expects loan servicing income to decrease by approximately $700,000- $900,000 in 2001 as a result of this sale. Historically, the Bank has not been a seller of servicing rights. The bulk sale completed in the current quarter took advantage of aggressive pricing for loan servicing rights currently in the marketplace. The Bank expects to continue to service most of the loans it originates for sale into the secondary market. Amortization of servicing rights was $292,000 for the three months ended September 30, 2000, compared to $314,000 for the prior year three-month period.

  Non-interest expense - Non-interest expense increased $1.2 million or 7.1% compared to prior year period, to $18.4 million for the three months ended September 30, 2000. However, the ratio of non-interest expense to average assets decreased twelve basis points to 1.47% for the current year period from 1.59% for the prior year period.

  Compensation and benefits increased 8.9% or $854,000 to $10.4 million for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase is primarily due to increased staff resulting from three branch acquisitions as well as normal year-end salary increases for existing staff.

  Occupancy expense increased $272,000, or 15.1% to $2.1 million for the three months ended September 30, 2000 compared to the prior year period, primarily due to increased operating expenses at three new branch sites acquired since September 1999.

  Advertising and promotion expense decreased $219,000 for the three months ended September 30, 2000 compared to the prior year, primarily due to higher costs in the prior year period for radio advertising. The Bank has continued to use resources to promote its brand campaign begun in May 1999 through radio and newspaper advertising.

  Data processing expense increased $119,000 or 17.9% to $784,000 for the three months ended September 30, 2000 compared to the prior year period. The increase is primarily due to increased depreciation expense for computer equipment due to upgrading equipment and continued expansion of its retail network.

  Federal deposit insurance premium expense decreased $237,000 or 60.8% compared to the prior year to $153,000 for the three months ended September 30, 2000, due to a scheduled decrease in insurance rates that went into effect January 1, 2000.

  Amortization of intangibles increased $216,000 to $1.2 million for the three months ended September 30, 2000. The amortization relates to goodwill and core deposit intangibles from transactions accounted for under the purchase method of accounting. The increase in expense during the current period was attributable to three branch acquisitions during the last twelve months, each accounted for as purchase transactions.

  Other non-interest expense increased $216,000 to $3.0 million for the three months ended September 30, 2000 compared to the prior year period. Costs increased due to general operating expenses at three new branches, as well as expenses related to the Bank's internet-based lending activities.

  Income taxes - For the three months ended September 30, 2000, income tax expense totaled $9.6 million, or an effective income tax rate of 36.7%, compared to $7.7 million, or an effective income tax rate of 37.3%, for the three months ended September 30, 1999.

Comparison of the Nine Months Ended September 30, 2000 and 1999

  General - Net income for the nine months ended September 30, 2000 was $43.3 million, or $1.83 per diluted share, compared to $37.8 million, or $1.51 per diluted share, an increase of $3.6 million, or 35.9% on a per diluted share basis. The period over period increase was 14%, or $.21 per diluted share, exclusive of a $4.3 million pre-tax gain on the sale of mortgage servicing rights in 2000.

  Net interest income - Net interest income for the nine months ended September 30, 2000 was $94.4 million compared to $86.8 million for the nine months ended September 30, 1999, an increase of $7.7 million, or 8.8%. The increase is principally due to the growth in the Company's average net interest-earning assets of $31.0 million to $347.3 million, offset by a 21 basis point decline in the Company's net interest margin.

  Interest income on interest-earning assets increased $44.6 million for the nine months ended September 30, 2000, compared to the prior year period. Of this increase, $38.6 million is attributable to interest earned on loans receivable. The Bank's average balance of loans receivable increased $624.8 million to $4.11 billion, for the nine months ended September 30, 2000, in addition to the average yield on loans receivable increasing 17 basis points over the prior year period due to higher loan origination rates, as well as upward repricing on adjustable rate investments held by the Bank. The $1.1 million decrease in interest income on mortgage-backed securities is due to a $33.6 million decrease in the average balance primarily due to a $9.3 million sale and normal prepayments. Interest income on investment securities increased $2.9 million to $14.7 million for the nine months ended September 30, 2000, due to an $12.6 million increase in the average balance for the period, and a 108 basis point increase in the average yield on this portfolio.

  Interest expense on interest-bearing liabilities increased $36.9 million to $158.6 million for the nine months ended September 30, 2000. Interest expense on deposits increased $10.0 million, due to a $128.5 million increase in the average deposits and a 29 basis point increase in average cost. Higher interest rates have negatively impacted the cost of maturing certificates of deposit during the current nine-month period. Interest expense on borrowed funds increased $26.9 million, reflecting a $521.5 million increase in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a 35 basis point increase in average cost. These borrowings have been primarily used to fund the growth in loans receivable.

  Provision for loan losses - The Bank provided $1.1 million for possible loan losses for the nine months ended September 30, 2000 compared to $800,000 for the nine months ended September 30, 1999. Net charge-offs were $209,000 for the current year nine-month period compared to $558,000 for the prior nine-month period.

  Non-interest income - Non-interest income increased $3.1 million to $28.8 million for the nine months ended September 30, 2000, compared to $25.7 million for the nine months ended September 30, 1999, primarily due to a $4.3 million gain on the sale of mortgage servicing rights, higher deposit account service charges and income from real estate development, offset by lower mortgage banking revenue and investment securities gains.

  Gain on sale of loans receivable was $476,000 for the nine months ended September 30, 2000, compared to $2.3 million for the nine months ended September 30, 1999, a decrease of $1.9 million. Loan sales were $208.0 million during the current period compared to $352.3 million in the prior nine-month period. The decrease in loan sale activity is primarily due to a lesser amount of fixed-rate originations and a decline in refinancing activity in the current nine-month period due to rising interest rates.

  During the nine months ended September 30, 2000, the Company recognized $137,000 of gains on the sale of investment securities, primarily marketable equity securities, compared to gains of $1.0 million for the prior year from the sale of U.S. agency securities and, to a lesser extent, marketable equity securities.

  Income from real estate operations was $7.8 million for the nine months ended September 30, 2000, compared to income of $7.0 million for the nine months ended September 30, 1999, an increase of $785,000.

                                                     Nine Months Ended September 30,
                                        ---------------------------------------------------
                                               2000                        1999
                                        ---------------------       -----------------------
                                        # of         Pre-tax        # of        Pre-tax
                                        Lots          Income        Lots       Income(loss)
                                        ----          ------        ----       ------------
                                                        (Dollars in thousands)
     Tallgrass of Naperville             258          $6,966         151          $1,075
     Woodbridge                            -             418           -           5,163
     Reigate Woods                         7             210           8             375
     Creekside of Remington               75             105          42             172
     Harmony Grove                         -             104           7             381
     Ashbury                               -               -           -            (150)
                                         ---          ------         ---          ------
                                         340          $7,803         208          $7,016
                                         ===          ======         ===          ======

  During the nine months ended September 30, 2000, the Company sold 258 lots in its 951-lot Tallgrass of Naperville project at higher average selling prices than comparative sales in the prior period, due to continued strong demand from local builders. There were nine lots under contract at September 30, 2000. The Company held a pre-sale of 141 lots in the next phase during October 2000, resulting in contracts on all lots offered, with closings expected to commence late in the fourth quarter. The 85-lot Reigate Woods subdivision had seven sales during the first nine months of 2000, with three lots remaining in the project, all pending sale. The lower profit per lot margin compared to 1999 is due to discounts related to the final lots. The final 75 lots in the Creekside of Remington subdivision were sold in bulk to a local developer in the second quarter of 2000 at a nominal profit. The Harmony Grove project was completed in the first quarter of 2000. The income recorded in 2000 related to Harmony Grove represents rebated costs previously charged against the cost of lots sold.

  The remaining land in the Woodbridge project is commercially zoned. During the nine months ended September 30, 2000, two parcels were sold and the remaining two parcels are expected to be sold early in 2001. The prior year included the sale of two of the largest parcels.

  Loan servicing fee income was $1.4 million for the nine months ended September 30, 2000 compared to $1.8 million for the nine months ended September 30, 1999. The average balance of loans serviced for others increased 4.7% to $1.17 billion for the current nine-month period, compared to $1.13 billion in the prior nine-month period. Prior year loan servicing fee income included a $250,000 recovery of mortgage servicing impairment writedowns. Excluding the recovery, loan servicing fee income for the nine months ended September 30, 2000, decreased $137,000 or 9.8% over prior year period, due to the sale of servicing rights on approximately $600.0 million of loans as of September 30, 2000. Management expects loan servicing income to decrease by approximately $700,000-$900,000 in
2001 as a result of this sale.   Loan servicing fee income is decreased by
amortization of purchased loan servicing rights which totaled $826,000 for the 2000 nine-month period, compared to $981,000 for the prior nine-month period.

  Deposit account service charges increased $1.7 million or 22.7% to $9.1 million for the nine months ended September 30, 2000, due to an increase in the number of checking accounts and related fees. Brokerage commissions decreased $198,000 or 10.2% for the nine months ended September 30, 2000 compared to the prior year period.

  Non-interest expense - Non-interest expense for the nine months ended September 30, 2000 increased $4.2 million or 8.4% to $54.1 million compared to $49.9 million for the nine months ended September 30, 1999.

  Compensation and benefits increased $2.4 million, or 8.4%, to $30.7 million, for the nine months ended September 30, 2000, primarily due to normal salary increases and increased staffing resulting from three acquired branches.

  Occupancy expense increased $552,000, or 10.2% to $6.0 million for the nine months ended September 30, 2000. The increase in expense is due to costs incurred from three branches the Bank has acquired since the prior period.

  Advertising and promotion expense increased $316,000 or 13.1% compared to the prior year, to $2.7 million for the nine months ended September 30, 2000. The increase is due to a radio based brand campaign that began in May 1999 and heavier print advertising costs for deposit products and equity lines of credit.

  Data processing expense increased $380,000 or 20.5% for the nine months ended September 30, 2000 compared to the prior year, primarily due to increased depreciation expense for computer equipment and costs associated with upgrading equipment and the expansion of the Bank's branch network.

  Amortization of intangibles increased $406,000 to $3.3 million for the nine months ended September 30, 2000 due to an increase in goodwill and core deposit intangible as a result of the purchase of three new branches, that were accounted for under the purchase method of accounting.

  Other non-interest expense increased $908,000 to $8.8 million for the nine months ended September 30, 2000 compared to the prior year period. Costs increased due to operations at three new branches, as well as expenses related to internet based lending activities.

  Income taxes - The Company recorded a provision for income taxes of $24.7 million for the nine months ended September 30, 2000, or an effective income tax rate of 36.3%, compared to $23.9 million for the nine months ended September 30, 1999, or an effective income tax rate of 38.8%. The lower effective income tax rate in the current period was primarily the result of proactive tax planning initiated in mid 1999, involving the transfer of Bank portfolio assets to an operating subsidiary.

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

         (a)  Exhibits.

              Exhibit No. 3.  Certificate of Incorporation and By-laws.

                 (i) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(i) to Registrant's December 31, 1999 10-K).

                 (ii) By-laws of Registrant, as amended. (Incorporated by reference to Exhibit No. 2 to Registrant's June 30, 1990 Form 10-K).

       Exhibit No. 11.  Statement re:  Computation of per share earnings.

                                                                 Three Months Ended     Nine Months Ended
                                                                 September 30, 2000     September 30, 2000
                                                                 ------------------     ------------------
     Net income                                                         $16,513,000           $43,293,000
                                                                        ===========           ===========

     Weighted average common shares outstanding                          23,121,187            23,382,189
                                                                        ===========           ===========

     Basic earnings per share                                           $       .71           $      1.85
                                                                        ===========           ===========

     Weighted average common shares outstanding                          23,121,187            23,382,189

     Common stock equivalents due to dilutive
        Effect of stock options                                             297,372               248,160
                                                                        -----------           -----------
     Total weighted average common shares and equivalents
        outstanding for diluted computation                              23,418,559            23,630,349
                                                                        ===========           ===========

     Diluted earnings per share                                         $       .71           $      1.83
                                                                        ===========           ===========

     Exhibit No. 27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     A Form 8-K was filed to report that on July 20, 2000, MAF Bancorp, Inc. announced its 2000 second quarter earnings results, and a copy of the press release was included as an exhibit.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MAF Bancorp. Inc.
                                            ---------------------------------
                                                        (Registrant)



Date:     November 13, 2000            By:    /s/  Allen H. Koranda
         ------------------                 ---------------------------------
                                                   Allen H. Koranda
                                               Chairman of the Board and
                                                Chief Executive Officer




Date:    November 13, 2000             By:      /s/  Jerry A. Weberling
         -----------------                  ---------------------------------
                                                  Jerry A. Weberling
                                             Executive Vice President and
                                                  Chief Financial Officer