Form 10-K
period 2000-12-31
MAF BANCORP INC
filed 2001-03-22
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x      No ______
                                       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Based upon the closing price of the registrant's common stock as of March 7, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $513,826,901.*

The number of shares of Common Stock outstanding as of March 7, 2001: 22,855,601

--------------------------------------------------------------------------------

                      Documents Incorporated by Reference

PART III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2001 are incorporated by reference into
Part III hereof.

* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are shares held by employee benefit plans where trustees are directors or executive officers of the registrant.

--------------------------------------------------------------------------------

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-K

                                     Index
                                     -----

                                     Part I.

                                                                                                                Page
                                                                                                                ----
Item 1.    Business...........................................................................................    3

Item 2.    Properties.........................................................................................    6

Item 3.    Legal Proceedings..................................................................................    8

Item 4.    Submission of Matters to a vote of Security Holders................................................    8

                                              Part II.

Item 5.    Market for the Registrant's Common Stock and Related Stockholders Matters..........................    8

Item 6.    Selected Financial Data............................................................................    9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation...............   11

Item 7A.   Quantatative and Qualitative Disclosures about Market Risk.........................................   54

Item 8.    Financial Statements and Supplementary Data........................................................   58

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures..............   93

                                              Part III.

Item 10.   Directors and Executive Officers of the Registrant.................................................   93

Item 11.   Executive Compensation.............................................................................   93

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................   93

Item 13.   Certain Relationships and Related Transactions.....................................................   93

                                              Part IV.

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K.............................................   93

Signature Page................................................................................................   98

Item 1.  Business

General

     MAF Bancorp, Inc. ("Company"), was incorporated under the laws of the state of Delaware in 1989. The Company is a registered savings and loan holding company primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank") and, to a lesser extent, in the residential real estate development business. With over $5.0 billion in assets, the Bank is one of the largest financial institutions in the Chicago metropolitan area.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 27 retail banking offices. The Bank's market area is generally comprised of the western suburbs of Chicago, including DuPage County, which has the second highest per capita income in Illinois, as well as the west side of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate. Through two wholly-owned subsidiaries, MAF Developments, Inc. ("MAF Developments") and NW Financial, Inc. ("NW Financial"), the Company and the Bank are also engaged in real estate development activities, primarily residential development. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, and Mid America Investment Services, Inc. ("Mid America Investments"), which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer.

     For financial information regarding the Company's two separate lines of business (retail banking and land development), see "Note 21. Segment Information" to the audited consolidated financial statements of the Company included in "Item 8. Financial Statements and Supplementary Data."

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

Competition

     The Bank is faced with increasing competition in attracting retail customer business, including deposit accounts and loan originations. Competition for deposit accounts comes primarily from other savings institutions, commercial banks, money market mutual funds, and insurance companies (primarily in the form of annuity products). Factors affecting the attraction of customers include interest rates offered, convenience of branch locations, ease of business transactions, and office hours. Competition for loan products comes primarily from mortgage brokers, other savings institutions, commercial banks and mortgage banking companies. Factors affecting business include interest rates, terms, fees, and customer service.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This report, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, unexpected changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products and secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company's market area, unanticipated problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of potential acquisitions, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update forward-looking statements for the effect of future events.

Executive Officers of the Registrant

     The executive officers of the Company are listed below.

       Name                    Age                    Position(s) Held
       ----                    ---                    ----------------

Allen H. Koranda                54             Chairman of the Board and Chief
                                               Executive Officer of the Company
                                               and the Bank

Kenneth Koranda                 51             President and Director of the
                                               Company and the Bank

David C. Burba                  53             Executive Vice President and
                                               Director of the Company and the
                                               Bank

Jerry A. Weberling              49             Executive Vice President, Chief
                                               Financial Officer and Director of
                                               the Company and the Bank

Gerard J. Buccino               39             Senior Vice President of the
                                               Company and the Bank

William Haider                  49             Senior Vice President of the
                                               Company and the Bank; President
                                               of NW Financial and MAF
                                               Developments

Michael J. Janssen              41             Senior Vice President of the
                                               Company and the Bank

David W. Kohlsaat               46             Senior Vice President of the
                                               Company and the Bank

Thomas Miers                    49             Senior Vice President of the
                                               Company and the Bank

Kenneth Rusdal                  59             Senior Vice President of the
                                               Company and the Bank

Sharon Wheeler                  48             Senior Vice President of the
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

     Gerard J. Buccino has been Senior Vice President - Risk Management of the Company and the Bank since July 2000. Prior to that he was Senior Vice President and Controller of the Company and the Bank since July 1996. He was First Vice President and Controller of the Company and the Bank from July 1993 to July 1996. He joined the Bank in 1990. He is a certified public accountant. Mr. Buccino holds a Bachelor of Science degree from Marquette University and a Master of Business Administration degree from the University of Chicago Graduate School of Business.

     William Haider has been Senior Vice President of the Company and the Bank since July 1996. Prior to that he was Vice President of the Company since April 1993. He joined the Bank in 1984. He is President of MAF Developments and NW Financial, managing the real estate development activities of the Company. Mr. Haider holds a Bachelor of Science degree from Southern Illinois University.

     Michael J. Janssen has been Senior Vice President - Investor Relations and Taxation of the Company and the Bank since July 1996. Prior to that he was First Vice President - Investor Relations and Taxation of the Company and the Bank from July 1993 to July 1996. He joined the Bank in 1989. He is a certified public accountant. Mr. Janssen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Science in Taxation degree from DePaul University.

     David W. Kohlsaat has been Senior Vice President - Administration since July 1996. Prior to that he was First Vice President - Administration of the Company from July 1993 to July 1996, and is responsible for retail deposit administration and human resources. He joined the Bank in 1976. Mr. Kohlsaat holds a Bachelor of Science degree from Southern Methodist University.

     Thomas Miers has been Senior Vice President of the Company since April 1993 and Senior Vice President-Retail Banking of the Bank since January 1992. He joined the Bank in 1979. Mr. Miers holds a Bachelor of Science degree from George Williams College.

     Kenneth Rusdal has been Senior Vice President of the Company since April 1993 and Senior Vice President-Operations and Information Systems since January 1992. He joined the Bank in 1987.

     Sharon Wheeler has been Senior Vice President of the Company since April 1993 and has been Senior Vice President - Residential Lending of the Bank since July 1986. She joined the Bank in 1971.

     Employees

     The Bank employs a total of 1,035 full time equivalent employees as of December 31, 2000. Management considers its relationship with its employees to be excellent.

Item 2.   Properties

     The Company's business is conducted through 27 retail banking offices, including the Company's executive office location in Clarendon Hills, Illinois, and a 30,000 square foot loan processing and servicing center located in Naperville, Illinois, which the Bank leases. The Bank has its own data processing equipment. The data processing equipment primarily consists of mainframe hardware, network servers, personal computers and ATMs. At December 31, 2000, the data processing equipment owned has a net book value of $4.5 million.

     The following table sets forth information regarding the executive office and the Bank's 27 branches. At December 31, 2000, the net book value of premises and related equipment was $48.9 million.

                                                                                  Net Book Value
                                         Date Leased   Date Lease     % of Total    December 31,
              Location                  or Acquired      Expires       Deposits         2000
              --------                  -----------      -------       --------         ----
                                                        (Dollars in thousands)
     Executive and Home Office
     55th Street and Holmes Avenue
     Clarendon Hills, Illinois             1975/1986       owned           8.23%         $ 4,484
     Branches
     Berwyn, Illinois
     6620 West Ogden Avenue                     1996       owned           1.04            1,386
     6650 West Cermak Road                      1996       owned           2.84              361
     Broadview, Illinois
     800 Broadview Village Square               1997        2012            .13              173
     Burbank, Illinois
     4900 West 87th Street                      2000       owned           1.55              859
     Chicago, Illinois
     2300 North Western Avenue                  1996       owned           4.34            1,654
     3844 West Belmont Avenue                   1996       owned           9.91              310
     6333 North Milwaukee Avenue                1996        2006           4.71                2
     5075 South Archer Avenue                   1996       owned           8.12            2,689
     Cicero, Illinois
     5900/5847 West Cermak Road            1939/1978       owned           9.38            1,436
     4830 West Cermak Road                      1970       owned           1.46              434
     Downers Grove, Illinois
     7351 South Lemont Road                     1997       owned(2)         .97              709
     LaGrange Park, Illinois
     1921 East 31st Street                      1981       owned           3.52            1,099
     Naperville, Illinois
     1001 South Washington                      1974       owned           6.29            1,829
     9 East Ogden Avenue                        1982       owned           1.97            1,186
     1308 South Naper Boulevard                 1987       owned           2.80            1,400
     3135 Book Road                             1997       owned           1.68            1,711
     Norridge, Illinois
     4100 North Harlem Avenue                   1996        2001            .96                8
     4350 North Harlem Avenue                   1998       owned(1)        5.67            2,236
     6401 North Harlem Avenue                   1999        2004           1.14                7
     Riverside, Illinois
     40 East Burlington                         1977       owned           3.49              822
     St. Charles, Illinois
     2600 East Main Street                      1979       owned           2.51            1,949
     Tinley Park, Illinois
     7151 West 159th Street                     2000       owned           1.80            1,296

                                                    table continued on next page
     continued


                                                                                             Net Book Value
                                              Date Leased    Date Lease        % of Total     December 31,
              Location                        or Acquired      Expires          Deposits          2000
              --------                        -----------    ----------        ----------    --------------
                                                                (Dollars in thousands)
     Westchester, Illinois
     2121 South Mannheim Road/                    1998           owned             8.02             2,630
     10551 West Cermak Road

     Western Springs, Illinois
     40 West 47th Street                          1978           owned             2.90               780

     Wheaton, Illinois
     250 East Roosevelt Road                      1977           owned             2.94               776
     161 Danada Square East                       1988            2008             1.63               214
     Other fixed assets                                                               -            16,464
                                                                                -------           -------
        Total                                                                    100.00%          $48,904
                                                                                =======           =======

     --------------------------------
     (1) Land lease expires in 2006.
     (2) Land lease expires in 2007.

Item 3.  Legal Proceedings

     As of December 31, 2000, there are no outstanding legal proceedings against the Company. There are various actions pending against the Bank but, in the opinion of management, these actions are unlikely, individually or in the aggregate, to have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders    None.


                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholders
Matters

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "MAFB." As of March 7, 2001, the Company had 1,891 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.

                             December 31, 2000                          December 31, 1999
                   -----------------------------------          ---------------------------------------
                    High     Low     Close    Dividend          High        Low       Close    Dividend
                   ------   ------   ------   --------          -----       ---       -----    --------
First Quarter      $ 21.00   15.50    16.19      .09             27.50      21.75      22.25     .07
Second Quarter       19.94   15.50    18.19      .10             25.13      21.50      24.25     .09
Third Quarter        25.00   17.88    24.88      .10             24.31      18.88      19.88     .09
Fourth Quarter       30.00   20.50    28.44      .10             23.69      19.88      20.94     .09

     The Company declared $0.39 per share in dividends during the year ended December 31, 2000, and $0.34 per share in dividends for the year ended December 31, 1999. The Company's ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various regulatory restrictions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulation and Supervision - Federal Savings Institution Regulation - Limitation on Capital Distributions."

Item 6.   Selected Financial Data

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."


                                                                            December 31,
                                            -------------------------------------------------------------------------
                                               2000             1999            1998           1997           1996
                                               ----             ----            ----           ----           ----
                                                            (Dollars in thousands, except per share data)
Selected Financial Data:
   Total assets                             $ 5,195,588       4,658,065      4,121,087      3,457,664       3,230,341
   Loans receivable, net                      4,328,114       3,884,569      3,319,076      2,707,127       2,430,113
   Mortgage-backed securities                   104,385         133,954        183,603        283,008         359,587
   Interest-bearing deposits                     53,392          51,306         24,564         57,197          55,285
   Federal funds sold                           139,268          35,013         79,140         50,000          24,700
   Investment securities                        271,902         281,129        260,945        177,803         171,818
   Real estate held for development
     or sale                                     12,718          15,889         25,134         31,197          28,112
   Deposits                                   2,974,213       2,699,242      2,656,872      2,337,013       2,262,226
   Borrowed funds                             1,728,900       1,526,363      1,034,500        770,013         632,897
   Subordinated capital notes, net                    -               -              -         26,779          26,709
   Stockholders' equity                         387,729         352,921        344,996        263,411         250,625
   Book value per share                           16.78           14.76          13.81          11.70           10.62
   Tangible book value per share (1)              13.80           12.20          11.32          10.31            9.16

                                                                                                         Six Months Ended
                                                                Year Ended December 31,                    December 31,
                                            ---------------------------------------------------------
                                                 2000           1999            1998           1997           1996
                                            -----------       ---------      ---------      ---------       ---------
                                                           (Dollars in thousands, except per share data)
Selected Operating Data:
Interest income                             $   343,103         285,092        247,263        238,987         112,827
 Interest expense                               217,173         168,401        150,575        145,216          68,631
                                            -----------       ---------      ---------      ---------       ---------
   Net interest income                          125,930         116,691         96,688         93,771          44,196
Provision for loan losses                         1,500           1,100            800          1,150             700
                                            -----------       ---------      ---------      ---------       ---------
   Net interest income after provision
    for loan losses                             124,430         115,591         95,888         92,621          43,496
Non-interest income:
   Gain (loss) on sale of loans receivable
    and mortgage-backed securities                  408           2,583          3,204            432             (32)
   Gain on sale of investment securities            256           1,776            816            404             251
   Gain on sale of loan servicing rights          4,442               -              -              -               -
   Income from real estate operations             9,536           9,630          4,517          6,876           4,133
   Deposit account service charges               12,715          10,200          8,626          7,217           3,219
   Loan servicing fee income                      1,686           1,761          1,400          2,278           1,249
   Recovery (impairment) of mortgage
    servicing rights                                  -             900         (1,269)             -               -
   Other                                          8,400           7,994          8,256          5,438           3,139
                                            -----------       ---------      ---------      ---------       ---------
    Total non-interest income                    37,443          34,844         25,550         22,645          11,959
Non-interest expense:
   Compensation and benefits                     41,197          37,845         34,494         30,472          14,503
   Office occupancy and equipment                 8,124           7,274          6,645          6,203           2,652
   Federal deposit insurance premiums               604           1,585          1,438          1,468           2,338
   Special SAIF assessment                            -               -              -              -          14,216
   Other                                         23,078          20,976         16,366         16,468           7,369
                                            -----------       ---------      ---------      ---------       ---------
    Total non-interest expense                   73,003          67,680         58,943         54,611          41,078
                                            -----------       ---------      ---------      ---------       ---------
    Income before income taxes
      and extraordinary items                    88,870          82,755         62,495         60,655          14,377
Income taxes                                     32,311          31,210         23,793         22,707           5,602
                                            -----------       ---------      ---------      ---------       ---------
    Income before extraordinary items            56,559          51,545         38,702         37,948           8,775
Extraordinary items (2)                               -               -           (456)             -               -
                                            -----------       ---------      ---------      ---------       ---------
    Net income                              $    56,559          51,545         38,246         37,948           8,775
                                            ===========       =========      =========      =========       =========

Basic earnings per share                    $      2.43            2.13           1.70           1.64             .37
                                            ===========       =========      =========      =========       =========
Diluted earnings per share                  $      2.40            2.07           1.65           1.59             .36
                                            ===========       =========      =========      =========       =========

                                                                                                              Six Months Ended
                                                                    Year Ended December 31,                     December 31,
                                                     ------------------------------------------------------
                                                       2000           1999            1998           1997          1996/(3)/
                                                     -------        ---------      ---------      ---------   ----------------
                                                                  (Dollars in thousands, except per share data)
Selected Financial Ratios and
   Other Data:
Return on average assets                                1.14%          1.20%           1.07%          1.14%          1.11%/(4)/
Return on average equity                               15.57          14.98           13.87          14.69          14.18/(4)/
Average stockholders' equity
  to average assets                                     7.34           8.03            7.73           7.79           7.80
Stockholders' equity to total assets                    7.46           7.58            8.37           7.62           7.76
Tangible and core capital to
  total assets (Bank only)                              6.32           6.32            6.67           6.88           6.96
Risk-based capital ratio (Bank only)                   11.98          12.32           13.42          14.34          15.05
Interest rate spread during period                      2.30           2.52            2.47           2.62           2.64
Net yield on average interest-earning assets            2.68           2.88            2.85           2.98           2.96
Average interest-earning assets to average
  interest-bearing liabilities                        108.10         108.56          108.62         107.99         107.98
Non-interest expense to average assets                  1.48           1.58            1.65           1.65           1.70/(4)/
Non-interest expense to average assets
  and average loans serviced for others                 1.22           1.25            1.28           1.26           1.27/(4)/
Efficiency ratio                                       44.56          45.19           48.54          47.07          47.79/(4)/
Ratio of earnings to fixed charges:
  Including interest on deposits                        1.41x          1.48x           1.41x          1.41x          1.41x/(4)/
  Excluding interest on deposits                        1.86x          2.18x           2.11x          2.26x          2.35x/(4)/
Non-performing loans to total loans                      .39%           .40             .43            .39            .55
Non-performing assets to total assets                    .36            .50             .54            .32            .46
Cumulative one-year gap                                (5.18)        (11.47)          (4.23)          (.80)          7.50
Number of deposit accounts                           339,340        314,396         305,411        275,055        259,041
Mortgage loans serviced for others                $  785,350      1,226,874       1,065,126        997,204      1,045,740
Loan originations                                  1,484,220      1,711,337       1,754,009      1,091,824        469,452
Full-service customer service facilities                  27             25              24             22             20

Stock Price and Dividend Information:

High                                              $    30.00          27.50           29.25          24.46          15.67
Low                                                    15.50          18.88           18.75          14.78           9.89
Close                                                  28.44          20.94           26.50          23.58          15.45

Cash dividends declared per share                        .39            .34            .257            .18            .08
Dividend payout ratio                                  16.05%         15.96%          15.12%         10.98%         21.62%

_______________________
/(1)/In computing tangible book value per share, the Company excludes goodwill and core deposit intangible assets from stockholders' equity.

/(2)/The extraordinary items in the year ended December 31, 1998 represent charges for the early extinguishment of debt, net of tax benefits.

/(3)/Ratios for the six months ended December 31, 1996 are annualized. The
     Company changed its year end from June 30 to December 31 in 1996.

/(4)/Excludes the effect of the special SAIF assessment of $14.2 million ($8.7 million after tax) for the six months ended December 31, 1996. Including the impact of the special SAIF assessment, the Company's actual ratios were as follows: Return on average assets of .56%; Return on average equity of 7.12%; Non-interest expense to average assets of 2.60%; Non-interest expense to average assets and average loans serviced for others of 1.95%; Efficiency ratio of 73.09%; Ratio of earnings to fixed charges including interest on deposits of 1.20x; and Ratio of earnings to fixed charges excluding interest on deposits of 1.67x.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Net income for the Company was $56.6 million, or $2.40 per diluted share ($2.43 per basic share) for the year ended December 31, 2000, an increase of 16% over the prior year. Net income in 1999 was $51.5 million, or $2.07 per diluted share ($2.13 per basic share) and $38.2 million, or $1.65 per diluted share ($1.70 per basic share) for the year ended December 31, 1998.

     The growth in earnings in 2000 was attributable to increases in various core business' of the Bank, as well as the recognition of income from the sale of mortgage servicing rights. This growth was attained despite a flat to inverted Treasury yield curve, which hampered the growth rate of the Bank's net interest income. Highlights for 2000 include:

         . Marketing initiatives in 2000 resulted in a 41% increase in consumer loans, primarily home equity loans, with balances totaling $215.3 million at December 31, 2000 compared to $152.3 million at December 31, 1999.

         . Deposit account service charges increased 25% to $12.7 million for the year ended December 31, 2000. Deposit account fee income continues to be one of the Company's strongest revenue growth areas and is a result of successful initiatives to grow the Bank's transaction account base.

         . Income from real estate operations contributed $9.5 million to pre-tax income, primarily due to $8.7 million of gains from record lot sales in the Company's Tallgrass residential project.

         . The Company's non-interest expense to average assets ratio decreased more than 6% year over year. The Company's efficiency ratio improved to 44.56% from 45.19% a year ago, and 48.54% for December 31, 1998.

         . During 2000, the Company sold mortgage servicing rights relative to approximately $600.0 million of mortgage loans at a pre-tax profit of $4.4 million, or $.11 per diluted share on an after tax basis. Historically, the Bank has not been a seller of servicing rights and does not currently anticipate further bulk sales, but expects to continue to service most of the loans it originates for sale into the secondary market. This bulk sale took advantage of aggressive pricing for loan servicing rights in the marketplace.

     Recent and anticipated future declines in the targeted federal funds rate are expected to result in a more favorable interest rate environment during 2001. Although management still expects moderate pressure on the net interest margin during the first half of 2001, it anticipates a higher trending net interest margin beginning in the second half of 2001 as a result of current Federal Reserve Board monetary policy. Based on this interest rate outlook and with the expected continued strong contribution from the Company's retail banking business and real estate development operations, the Company is currently projecting results for 2001 in the range of $2.40-$2.45 per diluted share, which is consistent with the current consensus analysts' estimate of $2.42 per diluted share.

Acquisitions and Expansion Activity

     The Company's acquisitions and branch purchases during the past three years are listed as follows:


                                                                                          Intangibles
Selling Entity          Transaction        Date Completed    Deposits        Loans          Recorded
--------------          -----------       ----------------   --------      ---------    --------------
                                                                         (In thousands)
M&I Bank, FSB           Branch purchases  April 2000         $ 89,800   $    5,292          $ 12,139
Northern Trust Company  Branch purchase   September 1999       22,200          399             3,057
Westco Bancorp          Acquisition       December 1998       259,900      245,189            33,108

     As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the market it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and many times at a premium to current market value. As such, management anticipates that acquisitions made by the Company may include some book value per share dilution and earnings per share dilution for the Company's shareholders depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

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

     Net interest income before the provision for loan losses was $125.9 million in 2000, $116.7 million in 1999 and $96.7 million in 1998. The net interest margin (net interest income divided by average interest-earning assets) for the same periods was 2.68%, 2.88%, and 2.85%, respectively.

     During 2000, the yield curve was primarily flat, to inverted with short-term rates increasing throughout most of the year and long-term (10-year) rates decreasing almost 100 basis points. This yield curve provided decreased net interest spread on asset growth in 2000, which led to a 20 basis point decline in the Bank's net interest margin. The rising short-term rates and inverted yield curve, along with increased competition for retail deposits increased the cost of funding by 49 basis points in 2000. As the yield curve moved more inverted throughout 2000, mortgage customers continued to favor adjustable rate ARM loans, most of which the Bank kept in portfolio, despite tightening spreads to incremental funding costs. Not until the end of 2000, when long-term rates rallied quickly, did the Bank begin to see a shift toward long-term fixed rate mortgages. The Bank originated $1.5 billion in loan volume in 2000, down from $1.7 billion in 1999. Production in 2000 was 60.6% adjustable, which helped the Bank grow interest-earning assets. Based on the decline in long-term interest rates, the Bank expects loan originations to favor fixed-rate loans in 2001, which will hamper its ability to grow earning assets in 2001.

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


                                     Year Ended                    Year Ended                     Year Ended
                              December 31, 2000 vs. 1999   December 31, 1999 vs. 1998      December 31, 1998 vs. 1997
                              --------------------------   -----------------------------  ---------------------------
                                Total        Due To          Total        Due To           Total        Due To
                                        ---------------              ----------------             -----------------
                               Change    Volume   Rate      Change    Volume    Rate      Change    Volume    Rate
                              --------  ------ --------    -------   -------  -------   --------  --------  -------
                                                                  (In thousands)
Interest-earning assets:
Loans receivable             $  50,850   43,613   7,237     41,072    50,259   (9,187)    13,550    22,083   (8,533)
Mortgage-backed securities      (1,476)  (2,173)    697     (4,542)   (4,029)    (513)    (8,131)   (6,660)  (1,471)
Investment securities            3,231      579   2,652      2,943     2,951       (8)     2,982     4,231   (1,249)
Interest-bearing deposits          498      384     114       (437)     (358)     (79)    (2,191)   (2,656)     465
Federal funds sold               4,908    4,805     103     (1,215)   (1,227)      12      1,952     1,591      361
                               -------  -------  ------    -------   -------   ------    -------   -------  -------
  Total interest income         58,011   47,208  10,803     37,821    47,596   (9,775)     8,162    18,589  (10,427)
                               -------  -------  ------    -------   -------   ------    -------   -------  -------

Interest-bearing liabilities:
Deposits                        15,844    5,974   9,870      3,877    12,380   (8,503)    (2,793)    1,294   (4,087)
Borrowed funds                  32,928   28,358   4,570     13,949    17,955   (4,006)     8,152    11,244   (3,092)
                               -------  -------  ------    -------    ------ --------   --------  -------- --------
  Total interest expense        48,772   34,332  14,440     17,826    30,335  (12,509)     5,359    12,538   (7,179)
                                ------  -------  ------    -------    ------  -------   --------  -------- --------
Net change                   $   9,239   12,876  (3,637)    19,995    17,261    2,734      2,803     6,051   (3,248)
                                ======  =======  ======    =======    ======  =======   ========  ======== ========

     Interest income on loans receivable increased $50.9 million in 2000 to $304.3 million, while increasing $41.1 million in 1999 and $13.6 million in 1998. The increase in interest income on loans receivable over the last three years is primarily attributable to growth in the Bank's loan portfolio through loan originations and acquisitions. Average loans receivable increased $599.1 million in 2000, to $4.2 billion, primarily as a result of originated ARM loans held for investment purposes. Prepayments slowed during 2000 due to trending higher interest rates during the first six months of 2000. Average loans receivable increased $702.4 million in 1999, including $245.0 million due to the acquisition of Westco that closed on December 31, 1998.

     The average yield on loans receivable increased 20 basis points in 2000 to 7.31%, after falling 31 basis points during 1999. The average yield on loans receivable was 7.42% in 1998. The increase in yield in 2000 is a result of increases in short-term rates and a shift of loan customers' preference to adjustable rates loans. Current year ARM originations were consistently higher than the overall loan portfolio rate. Additionally, due to the expansion of the Bank's consumer loan portfolio, the overall yield on loans receivable was enhanced, as the Bank's consumer loans are generally based on prime plus a small margin.

Average Balance Sheets

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 2000 includes fees which are considered adjustments to yield.

                                                                              Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                        2000                           1999                        1998
                                         -------------------------------  ------------------------------ ---------------------------
                                                                 Average                         Average                     Average
                                                                 Yield/                          Yield/                       Yield/
                                           Balance     Interest   Cost      Balance   Interest    Cost    Balance    Interest  Cost
                                         ----------    --------  -------  ----------  --------   ------- ----------  -------- ------
                                                                               (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                         $4,164,443     304,349    7.31%  $3,565,375   253,499    7.11%  $2,862,954   212,427  7.42%
Mortgage-backed securities                  118,200       7,957    6.73      151,119     9,433    6.24      215,377    13,975  6.49
Investment securities/(1)/                  274,021      19,782    7.22      265,011    16,551    6.25      217,757    13,608  6.25
Interest-bearing deposits                    33,212       2,459    7.40       27,969     1,961    7.01       33,042     2,398  7.26
Federal funds sold                          115,857       8,704    7.51       51,860     3,796    7.32       68,621     5,011  7.30
                                         ----------     -------           ----------  --------           ----------  --------
  Total interest-earning assets           4,705,733     343,251    7.29    4,061,334   285,240    7.02    3,397,751   247,419  7.28
Non-interest earning assets                 242,499                          222,357                        171,764
                                         ----------                       ----------                     ----------
  Total assets                           $4,948,232                       $4,283,691                     $3,569,515
                                         ==========                       ==========                     ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                  2,701,476     115,509    4.28    2,553,732    99,665    3.90    2,247,306    95,788  4.26
Borrowed funds and subordinated debt      1,651,852     101,664    6.15    1,187,262    68,736    5.79      880,872    54,787  6.22
                                         ----------     -------           ----------  --------           ----------  --------
Total interest-bearing liabilities        4,353,328     217,173    4.99    3,740,994   168,401    4.50    3,128,178   150,575  4.81
Non-interest bearing deposits               131,807                          112,760                         92,790
Other liabilities                            99,886                           85,831                         72,713
                                         ----------                       ----------                     ----------
Total liabilities                         4,585,021                        3,939,585                      3,293,681
Stockholders' equity                        363,211                          344,106                        275,834
                                         ----------                       ----------                     ----------
Liabilities and stockholders' equity     $4,948,232                       $4,283,691                     $3,569,515
                                         ==========                       ==========                     ==========

Net interest income/interest rate spread               $126,078    2.30%              $116,839    2.52%              $ 96,844  2.47%
                                                       ========    ====               ========    ====               ========  ====

Net earning assets/net yield on average
   interest-earning assets               $  352,405                2.68%  $  320,340              2.88%  $  269,573            2.85%
                                         ==========                ====   ==========              ====   ==========            ====

Ratio of interest-earning assets to
   interest-bearing liabilities                          108.10%                        108.56%              108.62%
                                                       ========                       ========               ======
                                                          At December 31,
                                                               2000
                                                      ---------------------
                                                                     Yield/
                                                        Balance       Cost
                                                      ----------     ------
Assets:
Interest-earning assets:
Loans receivable                                       4,346,372      7.50%
Mortgage-backed securities                               104,385      6.79
Investment securities/(1)/                               271,902      6.96
Interest-bearing deposits                                 53,392      6.30
Federal funds sold                                       139,268      6.42
                                                      ----------
  Total interest-earning assets                        4,915,319      7.41
Non-interest earning assets                              280,269
                                                      ----------
  Total assets                                         5,195,588
                                                      ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                               2,833,270      4.55
Borrowed funds and subordinated debt                   1,728,900      6.24
                                                      ----------
Total interest-bearing liabilities                     4,562,170      5.19
Non-interest bearing deposits                            140,943
Other liabilities                                        104,746
                                                      ----------
Total liabilities                                      4,807,859
Stockholders' equity                                     387,729
                                                      ----------
Liabilities and stockholders' equity                   5,195,588
                                                      ==========

Net interest income/interest rate spread

                                                                      2.22%
Net earning assets/net yield on average
   interest-earning  assets                           $  353,149
                                                      ==========
Ratio of interest-earning assets to
   interest-bearing  liabilities                          107.74%
                                                      ==========

/(1)/ Includes average balances of $81.0 million, $57.7 million, and $39.4 million stock in Federal Home Loan Bank of Chicago for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Bank owned $84.8 million of FHLB stock. Income on a tax equivalent basis is computed assuming an effective tax rate of approximately 40%.

     Interest income from mortgage-backed securities decreased $1.5 million in 2000 to $8.0 million, from $9.4 million in 1999, and $14.0 million in 1998. Due to the ability to originate mortgage loans for its own portfolio, the Bank has reduced its holdings of mortgage-backed securities generally through normal amortization and prepayments over the past three years. Average mortgage-backed securities were $118.2 million in 2000, compared to $151.1 million in 1999 and $215.4 million in 1998.

     Interest income from investment securities increased $3.2 million in 2000 to $19.6 million, while increasing $3.0 million in 1999 and $3.1 million in 1998. The average balance of investment securities has been steadily rising over the past two years, to $274.0 million in 2000 from $217.8 million in 1998. The increase has been primarily in FHLB stock, which increased $33.9 million during the past two years. The average yield on investment securities increased 97 basis points in 2000, after remaining relatively steady from 1998 to 1999. This large increase in yield is primarily due to increases in the average yield on FHLB stock which was 7.5%, 6.8% and 6.6% for the years ended December 31, 2000, 1999 and 1998 respectively.

     Interest income from federal funds sold and interest-bearing deposits increased $6.4 million in 2000 while decreasing $1.7 million in 1999. The average balance of liquid investments were $149.1 million, $79.8 million and $101.7 million in 2000, 1999 and 1998, respectively. These fluctuations were moving in line with levels of short-term interest rates which declined in 1999 and increased in 2000. The Bank carried higher levels of liquidity in 2000 due to the larger balance sheet, higher level of short-term interest rates, and lower volume of mortgage loan originations and purchases.

     The average cost of deposits increased 38 basis points in 2000 compared to 1999, primarily due to upward repricing of maturing certificates of deposit in 2000 and competitive pricing on new certificate of deposit products, as well as the introduction of a high rate money market product. In 2000, average deposits increased $147.7 million, $89.8 million of which is attributable to branch purchases. The average cost of deposits in 1999 declined 36 basis points due to lower repricing on certificate of deposit accounts and increased checking balances that carry little or no interest rate. With the recent decreases in interest rates, as well as the expectation of further reductions in the targeted federal funds rate, management expects the cost of deposits to peak in the first quarter of 2001 and trend down for the balance of the year.

     Interest expense on borrowed funds increased $32.9 million to $101.7 million in 2000, while increasing $13.9 million in 1999, compared to 1998. Average borrowings increased $464.6 million in 2000 and $306.4 million in 1999, in conjunction with the Bank increasing its loans receivable portfolio. The Bank's advance portfolio is primarily fixed-rate, some of which are callable at par by the FHLB of Chicago at their discretion. The average cost of borrowings increased 36 basis points in 2000 due to maturing lower rate advances replaced by higher cost borrowings.

     Recent decreases in U. S. Treasury rates and anticipated additional Federal Reserve Board interest rate decreases, are expected to have a favorable impact on the Bank's net interest margin in 2001. At December 31, 2000, the Bank has $735.5 million of prepayment protected long-term fixed-rate mortgage loans in its portfolio, or 16.9% of total loans at an average interest rate of 6.87%. During a period of declining interest rates, these loans prepay at a slower pace and help mitigate the risk of reinvesting prepayments into lower yielding assets as rates decrease. Management expects additional moderate pressure on the net interest margin during the first half of 2001, with the net interest margin stabilizing and trending higher in the second half of 2001. Offsetting the higher expected net interest margin is the prospect of slower asset growth due to the expected increase in fixed-rate mortgage loans which the Bank expects to sell.

Provision for loan losses

     The provision for loan losses is recorded to provide coverage for probable losses inherent in the Bank's loan portfolio. The Company recorded a provision for loan losses of $1.5 million in 2000, compared to $1.1 million in 1999, and $800,000 in 1998. Net chargeoffs were $518,000, $594,000 and $351,000 in 2000,
1999 and 1998, respectively. The allowance for loan losses is based on management's continuous evaluation of the risk inherent in the Bank's loan portfolio, including its composition of loans and economic conditions that may affect the borrowers ability to make payments. In assessing its provision for loan losses in 2000, management took into account the growth in the loan portfolio and charge-off experience. At December 31, 2000, the Bank's allowance for loan losses was $18.3 million, or 109.3% of non-performing loans and .42% of total loans, compared to $17.3 million, or 110.4% of non-performing loans and
 .44% of total loans at December 31, 1999.

Non-interest income

     Non-interest income is another significant source of revenue for the Company. It consists of fees earned on products and services, gains and losses from asset sale activity and income from real estate operations. Although changes in interest rates can have an impact on revenues from these sources, the impact is generally not nearly as dramatic as the impact on net interest income. Non-interest income was $37.4 million, $34.8 million, and $25.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The table below shows the composition of non-interest income for the periods indicated.

                                                                                                   Percentage
                                                                Year Ended  December 31,       Increase (Decrease)
                                                             -------------------------------  ---------------------
                                                               2000        1999       1998    2000/1999  1999/1998
                                                             --------    --------   --------  ---------  ----------
                                                                   (In thousands)
Gain (loss) on sale and writedown of:
   Loans receivable                                          $  1,108       2,583      3,204     (57.1)%    (19.4)%
   Mortgage-backed securities                                    (700)          -          -     100.0          -
   Investment securities                                          256       1,776        816     (85.6)     117.6
   Foreclosed real estate                                         258         (57)       212     552.6     (126.9)
   Loan servicing rights                                        4,442           -          -     100.0          -
Income from real estate operations                              9,536       9,630      4,517      (1.0)     113.2
Deposit account service charges                                12,715      10,200      8,626      24.7       18.2
Brokerage commissions                                           2,322       2,566      2,812      (9.5)      (8.7)
Mortgage loan related fees                                      1,738       2,040      2,302     (14.8)     (11.4)
Loan servicing fee income                                       1,686       1,761      1,400      (4.3)      25.8
Recovery (impairment) of mortgage servicing rights                  -         900     (1,269)   (100.0)     170.9
Insurance commissions                                             594         527        456      12.7       15.6
Safe deposit box fees                                             446         405        311      10.1       30.2
Bank owned life insurance                                       1,320       1,210        458       9.1      164.2
Real estate owned operations, net                                (246)       (216)       (43)    (13.9)    (402.3)
Other                                                           1,968       1,519      1,748      29.6      (13.1)
                                                             --------    --------   --------   -------    -------
                                                             $ 37,443      34,844     25,550       7.5%      36.4%
                                                             ========    ========   ========   =======    =======

     Gain on sale of loans and mortgage-backed securities. The Bank recorded a net gain on the sale of loans receivable of $1.1 million in 2000, compared to $2.6 million in 1999, and $3.2 million in 1998. Loan sales were $335.7 million, $402.9 million, and $437.5 million, in 2000, 1999, and 1998, respectively. The decrease in gains since 1998 is primarily due to less loan sale volume, as well as lower loan sale margins, due to generally rising interest rates during the periods. The Company believes that if the recent trend toward lower interest rates continues, and consumers continue to favor fixed-rate loan products, profit from loan sales in 2001 will likely substantially exceed 2000 results. The $700,000 loss on mortgage-backed securities in 2000 is the result of a sale of a $9.3 million floating rate CMO which was more appropriate for a positively sloped yield curve environment. The security was sold to redeploy the proceeds into higher yielding assets.

     Gains and losses on loans receivable include gains and losses from the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $9.3 million in 2000, compared to $62.6 million in 1999, and $26.6 million in 1998. Sales of swaps versus whole loans to FNMA or FHLMC are primarily determined by price differences at the time of sale, and are executed in a manner to maximize profit to the Bank. The Bank has generally held few of its own mortgage-backed securities in portfolio.

     Gain on sale of investment securities. The Company had net gains on the sale of investment securities of $256,000 in 2000, compared to $1.8 million in 1999, and $816,000 in 1998. Net gains in these periods have been generated primarily from the sale of equity securities. During 2000 and 1999 management elected to sell portions of its equity holdings in light of market conditions, as well as generate funds for its stock buyback program. The 1998 results included a $375,000 writedown required on certain equity securities and $76,000 in net gains from the sale of the Bank's 100% beneficial interests in two special purpose finance subsidiaries.

     Income from real estate operations. Income from real estate operations was $9.5 million in 2000, $9.6 million in 1999 and $4.5 million in 1998. Continued strong lot sale activity resulted in strong profits and margins in 2000. The large increase in 1999 was primarily attributable to the sale of three commercial parcels. A summary of income from real estate operations is as follows:

                                                                 Year Ended December 31,
                                            --------------------------------------------------------------
                                                   2000                  1999                  1998
                                            ------------------    ------------------    ------------------
                                              Lots      Income      Lots      Income      Lots      Income
                                              Sold      (Loss)      Sold      (Loss)      Sold      (Loss)
                                              ----    ---------     ----    ---------     ----     -------
                                                                (Dollars in thousands)
         Tallgrass of Naperville               306   $   8,699       252   $   3,457        20   $     114
         Woodbridge                              -         418         -       5,163        15         153
         Reigate Woods                          10         210        11         509        20         930
         Harmony Grove                           -         104         7         479       184       2,851
         Creekside of Remington                 75         105        42         172        12          29
         Ashbury                                 -           -         -        (150)        -         297
         Clow Creek Farm                         -           -         -           -         6         260
         Woods of Rivermist                      -           -         -           -         2           5
         Fields of Ambria                        -           -         -           -         6        (122)
                                             -----    --------    ------    --------     -----    --------
                                               391   $   9,536       312   $   9,630       265   $   4,517
                                             =====    ========    ======    ========     =====    ========

     During the current year, 306 lots were sold in the 951-lot Tallgrass of Naperville development generating $8.7 million in income. Additionally, the average profit margin per lot increased dramatically in 2000 due to higher lot sale prices, without any corresponding increase in the estimated cost of each lot. To date, 578 lots have been sold, and an additional 103 lots are under contract at December 31, 2000. Management currently expects strong sales from the Tallgrass subdivision in 2001 that will result in pre-tax income from real estate development in the range of $8.0-$9.5 million.

     Current year sales in the Woodbridge project represent the sale of two small commercial parcels. At December 31, 2000, there are two commercial parcels remaining, which are under contract and expected to be sold at a pre-tax profit of approximately $500,000. The Reigate Woods subdivision had 10 lot sales in 2000, completing the 85-lot project. The lot sale activity in Creekside of Remington represents a bulk sale of the final 75 lots of this project.

     The $5.2 million in income in 1999 recorded in the Woodbridge project reflects the sale of three commercial parcels. All of the residential lots in Woodbridge had been sold previous to 1999. The 252 lots sold in Tallgrass in 1999 represent the first full year of sales efforts of the project. The Harmony Grove subdivision was the largest contributor to income from real estate operations in 1998 and the final lots were sold in 1999. The Tallgrass of Naperville project sold its first 20 lots in December 1998. The Company completed four projects in 1998: Clow Creek Farm, Woods of Rivermist, Fields of Ambria and Ashbury.

     Deposit account service charges. Deposit account service charges increased $12.7 million in 2000, compared to $10.2 million in 1999, and $8.6 million in 1998. The primary source of these fees is from checking account charges for insufficient funds, service charges, sustained overdraft fees, debit card usage, and automated teller machine services. Increases are a function of a higher number of checking accounts, new fees charged for services, as well as increases in existing fee schedules. The number of checking accounts maintained by the Bank was 116,000, 103,000, and 94,000 at December 31, 2000, 1999, and 1998,
respectively.

     Brokerage commissions. Through the Bank's affiliation with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue decreased to $2.3 million in 2000, compared to $2.6 million in 1999, and $2.8 million in 1998. The trending decline in revenue is attributable to broker turnover in 1999 and early 2000, stock market declines in 2000, as well as continued competition for brokerage services from discount and internet brokerage companies.

     Mortgage loan related fees. Mortgage loan related fees include late charge income on loans owned and serviced by the Bank, inspection fee income for construction loans and loan modification income for refinance transactions. Income from these sources was $1.7 million in 2000, $2.0 million in 1999, and $2.3 million in 1998. The primary reason for the decrease in 2000 was a reduction of loan modification fee income due to the reduction in refinance activity. The Bank introduced the loan modification option in 1998 to allow a customer to lower the interest rate and/or modify other loan terms for a fee, in lieu of processing a new loan. The Bank treats the modified loan as if it was paid off, and amortizes any remaining deferred fees or expenses as interest income. With the current trend toward lower interest rates, management anticipates an increase in loan modification fee income in 2001.

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

     Loan servicing fee income, including the recovery of prior period valuation allowances and/or impairment writedowns recognized, was $1.7 million in 2000, compared to $2.7 million in 1999, and $131,000 in 1998. The following table shows the components of loan servicing fee income in dollars and as a percentage of loans serviced for others for the periods indicated:

                                                                                   Year Ended December 31,
                                                                      ------------------------------------------
                                                                         2000             1999           1998
                                                                      -----------      ----------    -----------
                                                                                 (Dollars in thousands)
Gross servicing revenue                                                $    2,724           3,032          2,708
Amortization of mortgage servicing rights                                  (1,038)         (1,271)        (1,308)
Impairment of mortgage servicing rights                                         -               -         (1,269)
Impairment recovery of mortgage servicing rights                                -             900              -
                                                                       ----------         -------      ---------
Loan servicing fee income, net                                         $    1,686           2,661            131
                                                                       ==========       =========      =========

As a percentage of average loans serviced for others:

Gross servicing revenue                                                      .259%           .264%          .265%
Amortization of mortgage servicing rights                                   (.099)          (.111)         (.128)
Impairment of mortgage servicing rights                                         -               -          (.124)
Impairment recovery of mortgage servicing rights                                -            .078              -
                                                                       ----------       ---------      ---------
Loan servicing fee income                                                    .160%           .231%          .013%
                                                                       ==========       =========      =========
Average balance of loans serviced for others                           $1,050,287       1,148,514      1,020,919
Loans serviced for others                                                 785,350       1,226,874      1,065,126
Loan sales for the year                                                   335,665         402,891        437,549
                                                                       ==========       =========      =========

     The Bank's average balance of loans serviced for others decreased 8.6% during 2000 primarily due to the third quarter sale of $600.0 million in servicing rights at a gain of $4.4 million. Historically, the Bank has not been a seller of bulk servicing rights, but made the sale to take advantage of aggressive pricing for servicing rights, and as a hedge against lower interest rates. While the Bank generally intends to grow its servicing portfolio, management may periodically review opportunities to sell servicing rights in the future. This transaction also led to lower loan servicing fee income for 2000 compared to 1999. Management expects income in 2001 to remain below 2000 results, despite expected increases in the loan serviced for others portfolio. During 1999, an increase in interest rates led to a $900,000 recovery of previously established impairment valuation in 1998 on the loans serviced for others portfolio due to a lowering of management's estimated prepayment assumptions. At December 31, 2000, 1999, and 1998, the weighted-average coupon rate on the loans serviced for others portfolio was 7.55%, 7.28%, and 7.39%, respectively.

     Income from Bank owned life insurance. The Bank invested $20.0 million in bank owned life insurance ("BOLI") to help fund the cost of certain employee benefit plan expenses. The Bank's BOLI investment consists of the purchase of life insurance on the lives of certain employees from an insurance carrier with a Standard and Poors rating of AA+. The Company is the sole beneficiary of the life insurance policies. Income is recorded on this investment based on increases in the cash surrender value ("CSV") of the life insurance policies. To the benefit of the Company, this income is free from income taxes. Death benefits paid to the Company will be revenue in the periods received, if any. In 2000, CSV income recognized on these life insurance policies totaled $1.3 million compared to $1.2 million in 1999.

     Other non-interest income. Other non-interest income includes various miscellaneous fees charged to customers for money orders, savings bonds, travelers checks, wire transfers and the preferred return on limited partnership investments in residential real estate projects. The primary reason for the increase in other income in 2000 was due to additional limited partnership investments made in 2000.

Non-interest expense

     Non-interest expense was $73.0 million in 2000, compared to $67.7 million in 1999, and $58.9 million in 1998. The table below shows the composition of non-interest expense for the periods indicated.

                                                                                                    Percentage
                                                              Year Ended December 31,          Increase (Decrease)
                                                        ---------------------------------    ----------------------
                                                           2000        1999         1998      2000/1999   1999/1998
                                                        --------     -------      -------    ----------   ---------
                                                                  (In thousands)
Compensation                                            $ 32,181      29,435       26,892         9.3%         9.5%
Employee benefits                                          9,016       8,410        7,602         7.2         10.6
                                                        --------     -------      -------      ------      -------
     Total compensation and benefits                      41,197      37,845       34,494         8.9          9.7
Occupancy expense                                          5,610       4,929        4,649        13.8          6.0
Furniture, fixture and equipment expense                   2,514       2,345        1,996         7.2         17.5
Federal deposit insurance premiums                           604       1,585        1,438       (61.9)        10.2
Advertising and promotion                                  3,569       3,149        2,281        13.3         38.1
Data processing                                            3,034       2,611        2,267        16.2         15.2
Professional fees                                          1,583       1,657        1,166        (4.5)        42.1
Stationery, brochures and supplies                         1,340       1,236        1,153         8.4          7.2
Postage                                                    1,281       1,423        1,148       (10.0)        24.0
Telephone                                                  1,200       1,158          775         3.6         49.4
ATM network fees                                             562         518          546         8.5         (5.1)
OTS assessment fees                                          661         577          512        14.6         12.7
Correspondent banking services                               608         500          432        21.6         15.7
Insurance costs                                              492         485          432         1.4         12.3
Other                                                      4,273       3,778        3,243        13.1         16.5
Amortization of goodwill                                   3,118       2,648        1,336        17.7         98.2
Amortization of core deposit intangible                    1,357       1,236        1,075         9.8         15.0
                                                        --------     -------      -------      ------      -------
                                                        $ 73,003      67,680       58,943         7.9%        14.8%
                                                        ========     =======      =======      ======      =======

     Compensation expense. Compensation expense was $32.2 million for the year ended December 31, 2000, compared to $29.4 million for the year ended December 31, 1999, primarily attributable to increased personnel at two acquired branch operations as well as normal year end salary increases. Compensation expense in 1999 increased 9.5% from 1998 due primarily to increased personnel from the Westco acquisition.

     Employee benefits expense. Employee benefits expense increased $606,000 to $9.0 million in 2000. The increase is primarily attributable to increased medical expense of $385,000 as well as a $120,000 increase in the Bank's contribution to its ESOP and profit sharing plans. Employee benefits expense increased $808,000 in 1999 from 1998 due to a $650,000 increase in employer FICA taxes resulting from increased compensation expense and taxes due to stock option exercises, $320,000 due to increased contributions to the Bank's ESOP and profit sharing plans, as well as increased medical insurance costs.

     Occupancy and equipment expense. Occupancy expenses increased $681,000, or 13.8%, during 2000 due to increased operating costs related to current year branch purchases, as well as higher real estate taxes throughout the Bank's branch network. Occupancy expenses increased $280,000 between 1999 and 1998 primarily due to the Westco acquisition. Furniture and equipment costs increased $169,000 in 2000 due to the addition of new branches and remodeled branch locations. During 1999, furniture and equipment costs increased $349,000 primarily due to increased depreciation from interior renovation work done at various branch locations.

     FDIC insurance expense. FDIC insurance decreased $981,000 to $604,000 in 2000 primarily due to a 67% decrease in its insurance assessment rate effective January 1, 2000. The increase of $147,000 in 1999 resulted from an increase in deposits from the Westco acquisition. The Bank has paid the lowest rate allowed by regulation for savings institutions over the past three years and expects to continue to qualify for the most favorable rate. On January 1, 2000, the lowest rate allowed by regulation decreased to approximately .021% per $100 of deposits from approximately .064% per $100 of deposits.

     Advertising and promotion expense. Advertising and promotion expenses increased $420,000 to $3.6 million in 2000. The primary reason for the increase is higher newspaper and billboard advertising expenses related to the Bank's efforts in promoting its brand recognition strategy. This advertising initiative began in May 1999 and is also the primary reason for an $868,000 increase in advertising and promotion expense in 1999.

     Data processing expense. Data processing expenses increased $423,000 to $3.0 million in 2000 primarily due to costs related to new and upgraded equipment. Data processing expenses were $2.6 million in 1999, or 15.2% more than in 1998, due to costs associated with implementation of the Bank's Year 2000 plan, as well as upgrading the Company's communication network.

     Other non-interest expenses. Other non-interest expense includes costs related to the day-to-day operations of the Company. Correspondent banking service charges increased 21.6% to $608,000 in 2000 due to price increases and higher volumes related to currency and coin services. During 2000, the Company incurred increased costs for security and its internet banking program. Professional fees decreased 4.5% from 1999 to 2000 primarily due to legal and accounting expenses related to the formation of a mortgage real estate investment trust in connection with a new tax planning initiative in 1999.

     Amortization of core deposit intangible. Amortization of core deposit intangibles increased $121,000 to $1.4 million in 2000 primarily due to the branch purchases offset by lower amortization from the Northwestern and Westco acquisitions. Amortization of core deposit intangibles totaled $1.2 million in 1999, compared to $1.1 million for the year ended December 31, 1998. The Bank is amortizing its core deposit intangible on an accelerated method over 10 years.

     Amortization of goodwill. Amortization of goodwill increased $470,000 to $3.1 million in 2000, primarily due to branch purchases. Amortization of goodwill in 1999 increased $1.3 million from 1998 primarily due to the acquisition of Westco. The Bank amortizes goodwill over a period not to exceed 25 years using the straight-line method.

Income taxes

     Income tax expense from continuing operations was $32.3 million in 2000, (effective income tax rate of 36.4%) compared to $31.2 million (effective income tax rate of 37.7%) in 1999. The lower effective income tax rate in the current year compared to a year ago was primarily the result of proactive tax planning involving the transfer of Bank portfolio assets to an operating subsidiary in the second half of 1999. The effect of having this structure in place for all of 2000 compared to only one-half of 1999 resulted in the lower effective income tax rate in the current period. Income tax expense from continuing operations was $23.8 million in 1998, equal to an effective income tax rate of 38.1%.

Extraordinary Item

     During the year ended December 31, 1998, the Company incurred an extraordinary charge of $456,000, or $.02 per diluted share, net of income tax benefits of $294,000, related to the early call of its $27.6 million, 8.32% subordinated capital notes due September 2005. The call provision in the indenture allowed for early redemption at par plus accrued interest.

Review of Financial Condition

     Total assets increased $537.5 million, or 11.5%, to $5.2 billion at December 31, 2000, compared to $4.66 billion at December 31, 1999, due primarily to an increase in loans receivable funded with borrowed funds and to a lesser extent an increase in deposit balances. Management expects more moderate balance sheet growth in 2001 compared to 2000, primarily due to recent declines in long-term interest rates. Management currently expects lower long-term interest rates to lead to an increase in refinance activity, coupled by a shift in consumers' preference to fixed rate mortgages which the Bank generally sells in the secondary market.

     Cash, interest-bearing deposits and federal funds sold increased a combined $112.5 million to $271 million at December 31, 2000. The increase is due to deposit inflows experienced at the end of the current year. The excess cash is expected to be redeployed into investment securities, adjustable-rate mortgages, or to repay maturing borrowings.

     Investment securities classified as held to maturity increased $634,000 to $12.6 million as of December 31, 2000. As of January 1, 2001, upon the adoption of and as permitted under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Bank transferred all of the held to maturity portfolio to available for sale. The $9.8 million increased investment in FHLB of Chicago stock was required due to the growth in the Bank's FHLB of Chicago advance portfolio, as well as current year dividends on FHLB stock being paid in stock.

     Investment securities available for sale decreased $19.6 million to $174.5 million at December 31, 2000. The Company purchased a total of $22.0 million of investment securities, which consisted primarily of asset-backed securities, U.S. Agency securities, corporate debt securities and equity securities, offset by maturities of securities totaling $47.5 million. The Company also sold $2.2 million of equity securities, for gains of $256,000. At December 31, 2000, this portfolio had net unrealized gains of $2.2 million, compared to net unrealized losses of $5.5 million at December 31, 1999, reflecting the positive impact of lower interest rates.

     Mortgage-backed securities classified as held to maturity decreased $14.0 million to $80.3 million as of December 31, 2000. The decrease is primarily due to amortization and prepayments of $18.7 million offset by purchases of $4.8 million. Subsequent to December 31, 2000, the Bank transferred all of its held to maturity portfolio to available for sale as allowed under SFAS No. 133.

     Mortgage-backed securities classified as available for sale decreased $15.6 million to $24.1 million at December 31, 2000. The decrease is primarily due to amortization and prepayments of $6.3 million and the sale of a $9.3 million CMO security at a loss of $700,000. At December 31, 2000, net unrealized gains in the available for sale portfolio were $169,000, compared to an unrealized loss of $550,000 at December 31, 1999.

     Included in total mortgage-backed securities at December 31, 2000 are $51.4 million of CMO's with a weighted average life of 5.4 years that are primarily collateralized by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") mortgage-backed securities, and to a lesser extent by whole loans.

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

     Loans receivable increased 11.4%, or $443.5 million to $4.33 billion at December 31, 2000. The Bank originated $1.5 billion of mortgage loans during the current year, including $924.6 million of adjustable-rate loans that are typically held in portfolio. This volume was offset by amortization and prepayments of $704.4 million, and sales of $335.7 million. The loans sold represent primarily long-term conforming fixed-rate mortgages, and certain hybrid ARM loans, which are sold as a means of limiting interest-rate risk. Loans held for sale increased to $41.1 million at December 31, 2000 compared to $12.6 million at December 31, 1999 due to lower interest rates increasing the production of long-term fixed-rate mortgage loans near the end of the year.

     The allowance for loan losses increased $982,000 to $18.3 million as of December 31, 2000. The increase is due to a provision for loan losses of $1.5 million, offset by net charge-offs of $518,000. As of December 31, 2000, the Bank's ratio of the allowance for loan losses to total non-performing loans was 109.3%, compared to 110.4% as of December 31, 1999. The ratio of the allowance for loan losses to total loans decreased to .42% at December 31, 2000, compared to .44% at December 31, 1999. Management believes that the current allowance for loan losses is adequate.

     Real estate held for development or sale decreased $3.2 million to $12.7 million at December 31, 2000. A summary of real estate held for development or sale is as follows:

                                                                     December 31,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                    (In thousands)
       Tallgrass of Naperville                                $  8,041            11,720
       Plainfield project                                        4,387                 -
       Woodbridge                                                  290               400
       Reigate Woods                                                 -             2,112
       Creekside of Remington                                        -             1,657
                                                              --------          --------
                                                              $ 12,718            15,889
                                                              ========          ========

     The decrease in the 951-lot Tallgrass of Naperville project is primarily due to strong lot sales in the project during the current year. The Company sold 306 lots during 2000 and has an additional 103 lots under contract at December 31, 2000. Land for a new planned development of approximately 365 lots in Plainfield, Illinois was acquired in 2000 with development expected to begin in late 2001. The Company entered into a contract for the purchase of an additional 123 acres of land for another residential project of approximately 183 lots in Sugar Grove, Illinois, with lots sales expected to begin in late 2002.

     The increase in the Woodbridge project is due to the improvements made in the remaining two commercial parcels in this project. The remaining three acres are currently expected to be sold during 2001 at approximately $500,000 of pre-tax profit. The Reigate Woods subdivision decreased due to the sale of the remaining 10 homesites in 2000. The Harmony Grove project was sold out in 1999. The final 75 lots of Creekside of Remington were sold in bulk in 2000.

     Premises and equipment increased $6.4 million to $48.9 million at December 31, 2000. The increase is primarily due to purchases of $8.4 million and $2.5 million related to two branch purchases, offset by depreciation and amortization of $4.4 million. The Company's purchases in 2000 related to data processing equipment as well as branch facility upgrades and expansion, and branch purchases.

     Foreclosed real estate decreased to $1.8 million at December 31, 2000, compared to $7.4 million at December 31, 1999. The decrease is primarily due to the sale of a $6.1 million commercial office complex in June 2000. As part of the sale, the buyer assumed a $6.0 million industrial revenue bond previously assumed by the Bank as part of other borrowings. The Bank continues to maintain a $6.5 million standby letter of credit against this borrowing.

     Other assets increased $10.8 million to $60.5 million at December 31, 2000. The increase is primarily attributable to a $3.1 million increase in the cash surrender value of life insurance policies maintained in conjunction with the Company's Bank owned life insurance program ("BOLI"), and deferred compensation plans. The Bank has $35.4 million in cash surrender value of life insurance at December 31, 2000.

     Intangible assets increased by $7.7 million, to $68.9 million at December 31, 2000. The increase is primarily due to the addition of $12.1 million of goodwill and core deposit intangibles from the Bank's branch acquisition offset by amortization of intangibles totaling $4.4 million.

     Deposits increased $275.0 million to $2.97 billion as of December 31, 2000. The increase is primarily due to the branch acquisition that increased deposits by $89.8 million, net savings inflows of $76.2 million and interest credited to deposits of $109.7 million.

     Borrowed funds increased $202.5 million, or 13.3%, to $1.7 billion at December 31, 2000. The Bank funded its increase in loans receivable primarily with FHLB of Chicago advances, which increased $215.0 million during the current year. As of December 31, 2000, the Bank had $1.7 billion of FHLB of Chicago advances at a weighted average rate and term to maturity of 6.21% and 3.4 years, respectively, compared to $1.5 billion at a weighted average rate and term to maturity of 6.01% and 4.2 years, respectively, as of December 31, 1999. Of the FHLB advances at December 31, 2000, $500.0 million of advances, with a weighted average term to maturity of 6.7 years, contain various call provisions, with a weighted average term to call of 2.2 years. The calls are most likely exercised by the issuer in a period of rising interest rates. The average rate on these borrowings is 5.61% at December 31, 2000. Reverse repurchase agreements decreased by $10.0 million due to $39.2 million in maturities offset by new fundings of $29.2 million.

     Stockholders' equity of the Company grew to $387.7 million at December 31, 2000, compared to $352.9 million at December 31, 1999, an increase of $34.8 million. The increase in stockholders' equity is primarily due to comprehensive income of $61.7 million, offset by the payment of cash dividends of $9.1 million and the repurchase of $21.3 million of common stock.

Lending Activities

     General. The Bank's lending activities reflect its focus as a retail banking institution serving its local market area by concentrating on residential mortgage lending. The Bank is one of the largest originators of residential mortgages in its market area. The Bank has traditionally held the origination of adjustable-rate or shorter-term loans for its portfolio and sold a portion of its long-term fixed-rate loans directly into the secondary market. The Bank originates and purchases long-term fixed-rate mortgage loans in response to customer demand; however, the Bank sells selected conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The volume of current loan originations sold into the secondary market varies over time based on the Bank's available cash or borrowing capacity, as well as in response to the Bank's asset/liability management strategy.

     During the year ended December 31, 2000, the Bank originated and purchased $470.1 million in fixed-rate one- to four-family residential mortgage loans, of which $360.1 million, or 76.6%, conformed to the requirements for sale to FNMA and FHLMC and $110.0 million, or 23.4%, did not conform to the requirements of these agencies. During the year ended December 31, 2000, the Bank sold $335.7 million of these loans in the secondary market. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $252,700 ($275,000 as of January 1, 2001), which is the FHLMC and FNMA purchase limit, and not because the loans present increased risk of default to the Bank. Generally, nonconforming loans are held in the Bank's loan portfolio. Loans with such excess balances generally carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans.

       Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated:

                                                                          December 31,
                                           ----------------------------------------------------------------------------
                                                   2000                       1999                      1998
                                           ---------------------      --------------------      -----------------------
                                                         Percent                    Percent                     Percent
                                                           of                         of                           of
                                              Amount      Total         Amount       Total           Amount      Total
                                           ----------------------------------------------------------------------------
                                                                        (Dollars in thousands)
       Real estate loans:
         One- to four-family:
           Held for investment             $3,807,980     87.50%      $3,479,425    89.05%      $2,877,482    86.07%
           Held for sale                       41,074       .94           12,601      .32           89,406     2.67
         Multi-family                         173,072      3.98          164,878     4.22          137,254     4.11
         Commercial                            41,223       .95           38,817      .99           43,069     1.29
         Construction                          29,566       .67           27,707      .71           28,429     0.85
         Land                                  40,497       .93           28,602      .73           24,765     0.74
                                           ----------   -------       ----------   ------       ----------   ------
              Total real estate loans       4,133,412     94.97        3,752,030    96.02        3,200,405    95.73
                                           ----------   -------       ----------   ------       ----------   ------
       Other loans:
         Consumer loans:
           Equity lines of credit             146,020      3.36           99,099     2.54           91,915     2.75
           Home equity loans                   64,465      1.48           48,397     1.24           42,398     1.27
           Other                                4,783       .11            4,757      .12            6,015     0.18
                                           ----------   -------       ----------   ------       ----------   ------
              Total consumer loans            215,268      4.95          152,253     3.90          140,328     4.20
         Commercial business loans              3,528       .08            3,132      .08            2,356     0.07
                                           ----------   -------       ----------   ------       ----------   ------
              Total other loans               218,796      5.03          155,385     3.98          142,684     4.27
                                           ----------   -------       ----------   ------       ----------   ------
              Total loans receivable        4,352,208    100.00%       3,907,415   100.00%       3,343,089   100.00%
                                                        =======                    ======                    ======

       Less:
         Loans in process                      12,912                     11,893                    10,698
         Unearned discounts, premiums
           and deferred loan fees, net         (7,076)                    (6,323)                   (3,455)
         Allowance for loan losses             18,258                     17,276                    16,770
                                           ----------                 ----------                ----------
       Loans receivable, net               $4,328,114                 $3,884,569                $3,319,076
                                           ==========                 ==========                ==========

       Mortgage-backed securities:
         GNMA held to maturity             $      744                      1,115                     1,782
         FHLMC held to maturity                31,523                     37,804                    53,750
         FHLMC available for sale               2,229                      2,716                     3,976
         FNMA held to maturity                 15,479                     13,385                    17,421
         FNMA available for sale                2,891                      3,711                     6,133
         CMOs held to maturity                 32,555                     41,947                    55,585
         CMOs available for sale               18,964                     33,276                    44,956
                                           ----------                 ----------                ----------
       Total mortgage-backed securities    $  104,385                 $  133,954                $  183,603
                                           ==========                 ==========                ==========

                                           ----------------------------------------------
                                                    1997                    1996
                                           ----------------------   ---------------------
                                                          Percent                 Percent
                                                             of                      of
                                                Amount     Total        Amount     Total
                                            -----------  -------    -----------  -------
       Real estate loans:
          One-to four-family:
           Held for investment              $2,408,393     88.27%   $2,160,525     87.93%
           Held for sale                         6,537      0.24         6,495      0.26
         Multi-family                          105,051      3.85        92,968      3.78
         Commercial                             35,839      1.31        46,313      1.89
         Construction                           17,263      0.63        17,263      0.70
         Land                                   24,425      0.90        25,685      1.05
                                            ----------   -------    ----------    ------
              Total real estate loans        2,597,508     95.20     2,349,249     95.61
                                            ----------   -------    ----------    ------
       Other loans:
         Consumer loans:
           Equity lines of credit               88,106      3.23        86,614      3.53
           Home equity loans                    34,447      1.26        14,251      0.58
           Other                                 5,793       .21         5,009      0.20
                                            ----------   -------    ----------    ------
              Total consumer loans             128,346      4.70       105,874      4.31
         Commercial business loans               2,659      0.10         1,871      0.08
                                            ----------   -------    ----------    ------
              Total other loans                131,005      4.80       107,745      4.39
                                            ----------   -------    ----------    ------
              Total loans receivable         2,728,513    100.00%    2,456,994    100.00%
                                                         =======                  ======

       Less:
         Loans in process                        6,683                   7,620
         Unearned discounts, premiums
           and deferred loan fees, net            (772)                  1,347
         Allowance for loan losses              15,475                  17,914
                                            ----------              ----------
       Loans receivable, net                $2,707,127              $2,430,113
                                            ==========              ==========

       Mortgage-backed  securities:
         GNMA held to maturity                   2,442                   3,248
         FHLMC held to maturity                108,037                 138,963
         FHLMC available for sale                5,706                   7,425
         FNMA held to maturity                  22,796                  29,343
         FNMA available for sale                 9,610                  12,029
         CMOs held to maturity                  82,174                  95,104
         CMOs available for sale                52,243                  73,475
                                            ----------              ----------
       Total mortgage-backed securities     $  283,008              $  359,587
                                            ==========              ==========

     The following table shows the composition of the Bank's fixed- and adjustable-rate loan portfolio as well as the Bank's mortgage-backed securities portfolio as of the dates indicated.

                                                                                   December 31,
                                                  -------------------------------------------------------------------------
                                                          2000                        1999                     1998
                                                  ----------------------    ---------------------    ----------------------
                                                     Amount      Percent       Amount     Percent       Amount      Percent
                                                  -----------    -------    -----------   -------    -----------    -------
                                                                            (Dollars in thousands)
Adjustable-rate loans:
 Real estate:
  One-to four-family                              $ 1,950,183     44.81%    $ 1,614,377    41.33%    $ 1,261,915     37.74%
  Multi-family                                        111,660      2.57         102,112     2.61          77,270      2.32
 Commercial                                            22,175       .51          19,889      .51          19,384       .58
  Construction                                         15,456       .35          27,399      .70          28,121       .84
  Land                                                 24,997       .57          19,220      .48          17,319       .52
                                                  -----------    ------     -----------   ------     -----------    ------
    Total adjustable-rate real estate loans         2,124,471     48.81       1,782,997    45.63       1,404,009     42.00
 Consumer                                             148,005      3.40         100,936     2.59          96,867      2.90
 Commercial business                                    3,434       .08           2,303      .05           1,009       .03
                                                  -----------    ------     -----------   ------     -----------    ------
    Total adjustable-rate loans receivable          2,275,910     52.29       1,886,236    48.27       1,501,885     44.93
                                                  -----------    ------     -----------   ------     -----------    ------
Fixed-rate loans:
 Real estate:
  One- to four-family                               1,857,797     42.69%      1,865,048    47.72       1,615,567     48.33%
  One- to four-family held for sale                    41,074       .94          12,601      .32          89,406      2.67
  Multi-family                                         61,412      1.41          62,766     1.61          59,984      1.79
  Commercial                                           19,048       .44          18,928      .48          23,685       .71
  Construction                                         14,110       .32             308      .01             308       .01
  Land                                                 15,500       .36           9,382      .25           7,446       .22
                                                  -----------    ------     -----------   ------     -----------    ------
    Total fixed-rate real estate loans              2,008,941     46.16       1,969,033    50.39       1,796,396     53.73
 Consumer                                              67,263      1.55          51,317     1.31          43,461      1.30
 Commercial business                                       94         -             829      .03           1,347       .04
                                                  -----------    ------     -----------   ------     -----------    ------
    Total fixed-rate loans receivable               2,076,298     47.71       2,021,179    51.73       1,841,204     55.07
                                                  -----------    ------     -----------   ------     -----------    ------
    Total loans receivable                          4,352,208    100.00%      3,907,415   100.00%      3,343,089    100.00%
                                                                 ======                   ======                    ======
Less:
 Loans in process                                      12,912                    11,893                   10,698
 Unearned discounts, premiums and
  deferred loan fees, net                              (7,076)                   (6,323)                  (3,455)
 Allowance for loan losses                             18,258                    17,276                   16,770
                                                  -----------               -----------              -----------
    Loans receivable, net                         $ 4,328,114               $ 3,884,569              $ 3,319,076
                                                  ===========               ===========              ===========
Mortgage-backed securities:
 Adjustable-rate                                  $    62,853     60.31%    $    78,446    58.68%    $    94,493     51.59%
 Fixed-rate held by the Bank                           41,372     39.69          55,245    41.32          88,686     48.41
                                                  -----------    ------     -----------   ------     -----------    ------
    Total mortgage-backed securities                  104,225    100.00%        133,691   100.00%        183,179    100.00%
                                                                 ======                   ======                    ======
Unamortized premiums                                      160                       263                      424
                                                  -----------               -----------              -----------
    Mortgage-backed securities, net               $   104,385               $   133,954              $   183,603
                                                  ===========               ===========              ===========

Summary:
 Adjustable rate loans:
  Loans receivable                                $ 2,275,910     51.07%    $ 1,886,236    46.67%    $ 1,501,885    42.59%
  Mortgage-backed securities                           62,853      1.41          78,446     1.94          94,493     2.68
                                                  -----------    ------     -----------   ------     -----------   ------
    Total adjustable-rate loans                     2,338,763     52.48       1,964,682    48.61       1,596,378    45.27
 Fixed-rate loans:
  Loans receivable                                  2,076,298     46.59       2,021,179    50.02       1,841,204    52.21
  Mortgage-backed securities                           41,372       .93          55,245     1.37          88,686     2.52
                                                  -----------    ------     -----------   ------     -----------   ------
    Total fixed-rate loans                          2,117,670     47.52       2,076,424    51.39       1,929,890    54.73
                                                  -----------    ------     -----------   ------     -----------   ------
    Total loan portfolio                          $ 4,456,433    100.00%    $ 4,041,106   100.00%    $ 3,526,268   100.00%
                                                  ===========    ======     ===========   ======     ===========   ======

Loan Maturity

     The following table shows the contractual final maturity of the Bank's loan portfolio at December 31, 2000. The loan amounts do not reflect scheduled monthly principal repayment amounts. Principal repayments and prepayments on mortgage loans totaled $704.4 million, $737.0 million, and $942.1 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                    At December 31, 2000
                                   ---------------------------------------------------------------------------------------------
                                               Real Estate Mortgage Loans                          Other loans
                                   -----------------------------------------------    -------------------------------------------
                                    One- to                                                                    Comm-
                                     Four-        Multi-       Comm-      Con-                                 ercial
                                    Family        Family      ercial    struction      Land      Consumer     Business    Total
                                   ---------    ---------    --------  ----------     ------   -----------   ---------   -------
                                                      (In thousands)
Amount due:
   One year or less              $     2,518       2,075         118      23,213       1,256        6,700       250        36,130
                                 -----------     -------    --------    --------    --------    ---------     -----   -----------
   After one year
     1 year to 2 years                 3,883         720         420       1,349       2,325        8,346     2,244        19,287
     2 years to 3 years               34,432       2,185       5,996       5,004      29,444       11,828       204        89,093
     3 years to 5 years              140,998      12,582       2,282           -          18       30,276       517       186,673
     5 years to 10 years             257,741      27,551       9,229           -         237      157,905       313       452,976
     10 years to 20 years            471,273      67,059      18,488           -       4,081          213         -       561,114
     Over 20 years                 2,897,135      60,900       4,690           -       3,136            -         -     2,965,861
                                 -----------     -------    --------    --------    --------    ---------     -----   -----------
       Total after 1 year          3,805,462     170,997      41,105       6,353      39,241      208,568     3,278     4,275,004
                                 -----------     -------    --------    --------    --------    ---------     -----   -----------
       Total amount due          $ 3,807,980     173,072      41,223      29,566      40,497      215,268     3,528     4,311,134
                                 ===========     =======    ========    ========    ========    =========     =====
Less:
   Loans in process                                                                                                        12,912
   Deferred yield adjustments                                                                                              (7,076)
   Allowance for loan losses                                                                                               18,258
                                                                                                                      -----------
   Total loans receivable, net                                                                                          4,287,040
Mortgage loans held for sale                                                                                               41,074
                                                                                                                      -----------
   Total loans, net                                                                                                   $ 4,328,114
                                                                                                                      ===========

     The following table sets forth at December 31, 2000 the dollar amount of loans receivable held for investment due after one year, and whether such loans have fixed or adjustable interest rates.

                                                  Due after one year
                                       ---------------------------------------
                                         Fixed       Adjustable        Total
                                       ---------     ----------     ----------
                                                   (In thousands)
Real estate loans:
   One- to four-family               $ 1,843,452      1,962,010      3,805,462
   Multi-family                           55,469        115,528        170,997
   Commercial                             17,289         23,816         41,105
   Construction                                -          6,353          6,353
   Land                                   15,229         24,012         39,241
Consumer                                  64,358        144,210        208,568
Commercial business                        2,195          1,083          3,278
                                     -----------    -----------    -----------
   Total loans receivable            $ 1,997,992      2,277,012      4,275,004
                                     ===========    ===========    ===========

     The Bank also offers fixed-rate mortgage loans with terms to maturity of 10, 15, 20 and 30 years and fixed-rate balloon loans that mature after seven years. The Bank's fixed-rate loan products generally offer a monthly repayment option and some loans carry a prepayment penalty for the first five years of the loan. Interest rates charged on fixed-rate loans are competitively priced on a daily basis based on secondary market prices and market conditions. The Bank generally originates its fixed-rate and adjustable-rate mortgage loans in a form consistent with secondary market standards.

     The Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during periods of heavy refinance activity such as 1998 and anticipated in 2001, by limiting the disruption to its loan operations, as well as reducing the costs associated with refinance activity of existing borrowers.

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

     Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified in accordance with underwriting standards. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. The Bank requires flood insurance on a property located in special flood hazard areas. Borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. The Bank has adopted a policy of limiting the loan-to-value ratio on originated loans and refinanced loans to 97% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, generally be insured by a mortgage insurance company approved by the FNMA in an amount sufficient to reduce the Bank's exposure to no greater than the 75% level. The Bank has originated approximately $45 million in loans with loan-to-value ratios greater than 80% where, based on certain underwriting criteria, it has charged a higher interest rate and not required or obtained private mortgage insurance. Despite the benefits of ARM loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential risk of default.

     Construction and Land Lending. The Bank originates loans to finance the construction of one- to four-family residences, primarily in its market area. At December 31, 2000, the Bank had $29.6 million of loans to finance the construction of one- to four-family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 2000, the Bank's construction and land loans totaled $70.1 million, or 1.6%, of total loans receivable.

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

     Land loans include loans to developers for the development of residential subdivisions in the Bank's market area. At December 31, 2000, the Bank had land loans to developers totaling $17.8 million. At December 31, 2000, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $17.4 million. Loans to developers are generally short-term loans with terms of three to five years. By policy, the loan-to-value ratio may not exceed 80% and generally is less than 75%. The majority of such loans are based on the prime rate, or the London interbank offering rate ("LIBOR"). Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

     Land loans are also made to local builders for the purchase of improved lots. At December 31, 2000, the Bank had land loans outstanding to local builders totaling $11.6 million. Such loans are generally for terms of up to three years and are generally granted at rates similar to rates quoted for ARM residential mortgage loans. The loan-to-value ratio on such loans is limited to 75%. Land loans for the purchase of fully improved lots are also made to individuals. At December 31, 2000, the Bank had land loans to individuals totaling $11.1 million. Such loans are made for up to 15-year terms with adjustable or fixed interest rates which are made at the prevailing rates for one- to four-family residential loans.

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

     Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market area. At December 31, 2000, the Bank had multi-family loans of $173.1 million, including a portfolio of purchased participating interests of $2.2 million related to low-income housing. Multi-family loans represent 4.0% of total loans receivable at December 31, 2000. ARM loans represented 64.5% of the multi-family residential loan portfolio at December 31, 2000. Such loans are offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 25 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by properties of five or more units are qualified on the basis of rental income generated by the property.

     Commercial Real Estate Lending. In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At December 31, 2000, the Bank had $41.2 million of commercial real estate loans. The Bank's policy has been to originate additional commercial real estate loans on a limited basis. Commercial real estate loans are generally granted in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

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

     A loan with an outstanding balance of $5.0 million at December 31, 2000, represents the Bank's largest single commercial real estate loan to one borrower. The loan is on a shopping center located in Carol Stream, Illinois and is current as to the payment of principal and interest at December 31, 2000. At December 31, 2000, the Bank's ten largest commercial real estate loans totaled $17.8 million, all of which are current and performing in accordance with their original terms.

     Other Lending. The Bank's other lending activities consist of consumer lending, primarily home equity loans, fixed-rate second mortgage loans, and to a lesser extent, commercial business lending. On December 31, 2000, outstanding balances on home equity lines represented $146.0 million or 3.4% of the Bank's total loan portfolio. Home equity lines of credit are generally extended up to 85% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate minus .50% to plus
 .50%, based on balances drawn. To a lesser extent, the Bank offers home equity lines of credit at greater than 85% of the appraised value of the property. The interest rate on 85%-100% loan-to-value lines of credit is the designated prime rate plus 1.50% to 3.50%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity loans consist of $64.5 million of primarily fixed-rate second mortgage loans that generally amortize over a three to ten year period.

     Environmental Issues. The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes the security property unsuitable for use. This could also have an effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single-family residences on which the Bank lends include comments on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any environmental issues which would subject it to liability at this time.

     Originations, Purchases, Sales, Swaps of Mortgage Loans and Mortgage-Backed Securities. The Bank originates and purchases both ARM and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination and purchase market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The Bank sells selected conforming fixed-rate and ARM mortgage loans in the secondary mortgage market to manage its interest rate risk exposure. Substantially all of these loans are sold without recourse. These loan sales also allow the Bank to continue to make loans when deposit flows decline or funds are not otherwise available for lending. Generally, the loans are sold for cash or securitized and sold in the secondary mortgage market to investors such as FNMA and FHLMC, as well as investment banks and other financial institutions.

     The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $9.3 million, compared to $62.6 million for the year ended December 31, 1999.

     All of the mortgage-backed securities and CMOs in the Bank's portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. Coupon rates at December 31, 2000, ranged from 4.76% to 16.25%. At December 31, 2000, mortgage-backed securities, totaled $104.4 million, or 2.0% of total assets. At December 31, 2000, the Bank's mortgage-backed securities portfolio had a market value of $103.2 million.

     The following table sets forth the Bank's originations, purchases, sales, swaps and principal repayments of loans receivable and mortgage-backed securities for the periods indicated.

                                                                     Year Ended December 31,
                                                          ------------------------------------------
                                                             2000             1999          1998
                                                          -----------     ----------     -----------
                                                                         (In thousands)
Loans receivable:
  Loans originated:
  Adjustable-rate loans originated:
    One- to four-family                                   $   638,097        432,649         213,038
    Multi-family                                               22,005         34,129          18,557
    Commercial                                                  6,585          4,620             906
    Construction                                               25,702         31,366          31,397
    Land                                                       26,195         14,389           8,335
    Commercial business                                           118          1,030             459
    Consumer                                                  135,947         76,252          67,041
                                                          -----------     ----------     -----------
     Total adjustable-rate loans originated                   854,649        594,435         339,733
  Fixed-rate loans originated:
    One- to four-family                                       466,913        712,942       1,012,400
    Multi-family                                                6,014          9,229          13,087
    Commercial                                                  1,982            938           1,015
    Construction                                               14,759              -               -
    Land                                                       15,952         10,589           7,387
    Consumer                                                   50,393         38,579          33,672
                                                          -----------     ----------     -----------
     Total fixed-rate loans originated                        556,013        772,277       1,067,561
                                                          -----------     ----------     -----------
     Total loans originated                                 1,410,662      1,366,712       1,407,294
  Loans purchased:
    Fixed-rate one- to four-family real estate                  3,220         36,521         186,584
    Adjustable-rate one- to four-family real estate            69,669        307,567         159,607
    Other                                                         669            537             524
                                                          -----------     ----------     -----------
     Total loans purchased                                     73,558        344,625         346,715
                                                          -----------     ----------     -----------
     Total loans originated and purchased                   1,484,220      1,711,337       1,754,009
                                                          -----------     ----------     -----------
  Loans acquired through acquisitions                           5,292            399         245,245
  Loans sold:
    One- to four-family                                       326,375        340,308         410,944
    Consumer loans                                                596          1,023           1,164
                                                          -----------     ----------     -----------
     Total loans sold                                         326,971        341,331         412,108
Mortgage loan swaps (fixed rate)                                9,290         62,583          26,605
Transfer to foreclosed real estate and charge-offs              4,038          6,540           3,864
Amortization and prepayments                                  704,420        736,956         942,101
                                                          -----------     ----------     -----------
     Total loans sold, loan swaps, transfers,
     amortization and prepayments                           1,044,719      1,147,410       1,384,678
                                                          -----------     ----------     -----------
Net increase                                              $   444,793        564,326         614,576
                                                          ===========     ==========     ===========

Mortgage-backed securities:
  Mortgage-backed securities purchased                    $     4,825              -          16,218
  Mortgage-backed securities swaps                              9,290         62,583          26,605
  Mortgage-backed securities sold                             (19,290)       (62,583)        (26,605)
  Sale of residual interests in finance subsidiaries                -              -         (30,160)
  Amortization and prepayments                                (25,010)       (49,142)        (84,956)
                                                          -----------     ----------     -----------
Net decrease                                              $   (30,185)       (49,142)        (98,898)
                                                          ===========     ==========     ===========

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

     Delinquent Loans. At December 31, 2000, 1999, and 1998, delinquencies in the Bank's portfolio were as follows:

                                                       61-90 Days                           91 or More Days
                                          ----------------------------------   ---------------------------------------
                                                       Principal                               Principal
                                            Number    Balance of     Percent      Number      Balance  of    Percent
                                              of      Delinquent       of           of        Delinquent        of
                                             Loans       Loans     Total/(1)/     Loans          Loans      Total/(1)/
                                          ---------   ---------   ----------   ------------    ---------    ----------
                                                                  (Dollars in thousands)
December 31, 2000                             50        $4,084       .10%           115      $ 14,764           .34%
December 31, 1999                             63        $6,280       .16%           130      $ 13,224           .34%
December 31, 1998                             41        $4,259       .13%           109      $ 13,163           .41%
                                              ==         =====       ===            ===        ======           ===

_____________________
/(1)/ Percentage represents principal balance of delinquent loans to total loans outstanding.

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

                                                                                   December 31,
                                                               ----------------------------------------------------
                                                                 2000       1999       1998       1997      1996
                                                               --------   --------   --------   --------  ---------
                                                                              (Dollars in thousands)
One- to four-family and multi-family loans:
  Non-accrual loans /(1)/                                      $ 14,023     12,548     10,641      7,039      7,680
  Accruing loans 91 or more days overdue                          1,732        771      1,381      2,071        896
                                                               --------   --------   --------   --------   --------
     Total                                                       15,755     13,319     12,022      9,110      8,576
                                                               --------     ------   --------   --------   --------
Commercial real estate, construction and land loans:
  Non-accrual loans /(1)/                                           269        607      1,284      1,240      3,762
  Accruing loans 91 or more days overdue                              -          -          -          -        699
                                                               --------   --------   --------   --------   --------
     Total                                                          269        607      1,284      1,240      4,461
                                                               --------   --------   --------   --------   --------
Other loans:
  Non-accrual loans /(1)/                                           683      1,683        721        181        353
  Accruing loans 91 or more days overdue                              2         41         22        124         74
                                                               --------   --------   --------   --------   --------
     Total                                                          685      1,724        743        305        427
                                                               --------   --------   --------   --------   --------
Total non-performing loans:
  Non-accrual loans /(1)/                                        14,975     14,838     12,646      8,460     11,795
  Accruing loans 91 or more days overdue                          1,734        812      1,403      2,195      1,669
                                                               --------   --------   --------   --------   --------
     Total                                                     $ 16,709     15,650     14,049     10,655     13,464
                                                               ========   ========   ========   ========   ========

Non-accrual loans to total loans                                    .35%       .38%       .39%       .31%       .48%
Accruing loans 91 or more days overdue to total loans               .04        .02        .04        .08        .07
                                                                -------    -------    -------    -------    -------
     Non-performing loans to total loans                            .39%       .40%       .43%       .39%       .55%
                                                                =======    =======    =======    =======    =======

Foreclosed real estate:
  One- to four-family                                          $  1,762      1,220      1,736        489      1,257
  Commercial real estate                                             46      6,195      6,621          -          -
                                                               --------   --------   --------   --------   --------
     Total foreclosed real estate, net of related reserves     $  1,808      7,415      8,357        489      1,257
                                                               ========   ========   ========   ========   ========
Total non-performing assets                                    $ 18,517     23,065     22,406     11,144     14,721
                                                               ========   ========   ========   ========   ========
Total non-performing assets to total assets                         .36%       .50%       .54%       .32%       .46%
                                                               ========   ========   ========   ========   ========

/(1)/ Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

      For the years ended December 31, 2000, 1999 and 1998, the amount of interest income that would have been recorded on non-accrual loans amounted to $768,000, $703,000 and $699,000 respectively, if the loans had been current. For the year ended December 31, 2000, interest income on non-accrual loans that was recorded amounted to $350,000.

      Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

     In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 2000 and 1999, all of the Bank's non-performing loans were classified as substandard.

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

                                                                                                              Six
                                                                                                         Months Ended
                                                                Year Ended December 31,                  December 31,
                                                ----------------------------------------------------
                                                  2000            1999          1998          1997           1996
                                                ----------      --------      --------       -------       --------
                                                                       (Dollars in thousands)
Balance at beginning of period                  $   17,276        16,770        15,475        17,914         17,254
Charge-offs:
  One- to four-family                                 (136)         (522)         (290)         (637)           (49)
  Commercial                                             -           (88)          (25)       (2,994)             -
  Multi family                                        (275)            -             -             -              -
  Consumer                                            (120)         (101)          (87)          (81)           (17)
                                                ----------      --------      --------       -------       --------
                                                      (531)         (711)         (402)       (3,712)           (66)
                                                ----------      --------      --------       -------       --------
Recoveries:
  One- to four-family                                    9           105             1           106             25
  Commercial                                             -             -             -             5              -
  Consumer                                               4            12            50            12              1
                                                ----------      --------      --------       -------       --------
                                                        13           117            51           123             26
                                                ----------      --------      --------       -------       --------
Charge-offs, net of recoveries                        (518)         (594)         (351)       (3,589)           (40)
Provision for loan losses                            1,500         1,100           800         1,150            700
Balance related to acquisition                           -             -           846             -              -
                                                ----------      --------      --------       -------       --------
Balance at end of period                        $   18,258        17,276        16,770        15,475         17,914
                                                ==========      ========      ========       =======       ========
Net charge-offs to average
 loans outstanding                                     .01%          .02           .01           .14              -
Allowance for loan losses
 to total loans receivable                             .42           .44           .52           .57            .73
Allowance for loan losses
 to total non-performing loans                      109.27        110.39        119.37        145.24         133.05
Allowance for loan losses
 to total non-performing assets                      98.60         74.90         74.85        138.86         121.69
                                                ==========      ========      ========       =======       ========

     At December 31, 2000, the Bank maintained no specific reserves on its loan portfolio, and is unaware of any specifically identifiable charge-offs in its loan portfolio. The following table sets forth the Company's allocation of its allowance for loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category: it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.

                                                             Year Ended December 31,
                                 ----------------------------------------------------------------------------------
                                           2000                        1999                       1998
                                 -------------------------   -------------------------   --------------------------
                                             Loan category               Loan category                Loan category
                                               as a % of                   as a % of                   as a % of
                                 Allowance    Total Loans     Allowance   Total Loans         Allowance Total Loans
                                 ---------    ------------    ---------   -----------         --------- -----------
                                                              (Dollars in thousands)

One- to four-family residential    $ 9,803      88.44 %      $    8,705       89.37 %    $    8,302        88.74 %
Multi-family                         1,480       3.98             1,235        4.22           1,025         4.11
Commercial real estate               1,978        .94             2,078        0.99           2,354         1.29
Construction                           401        .68               256        0.71             256         0.85
Land                                   606        .93               346        0.73             296         0.74
Consumer                             1,575       5.03             1,085        3.98             854         4.27
Unallocated portion                  2,415         NA             3,571          NA           3,683           NA
                                   -------   --------       -----------    --------      ----------     --------
     Total                         $ 18,258    100.00 %     $    17,276      100.00 %    $   16,770       100.00 %
                                   ========  ========       ===========    ========      ==========     ========

     At December 31, 2000, the Bank's loan portfolio consisted of 88.4% of one- to four-family real estate loans, with an additional 5.0% being equity lines of credit or home equity loans on one- to four-family real estate and other consumer loans. Based on the Bank's historically high asset quality, low charge-off experience and concentration on one- to four-family lending in its market area, management considers the risk of loss due to these loans as minimal. The remaining 6.6% of the Bank's portfolio, or $287.9 million, consists of multi-family mortgage, commercial real estate, construction, land, and other loans. These loans generally tend to exhibit greater risk of loss than do one- to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties. Management has addressed these risks through its underwriting standards.

     With respect to multi-family loans, the Bank has traditionally limited its lending to small apartment buildings (less than 36 units) which management believes have lower risk than larger properties. At December 31, 2000, in the Bank's $173.1 million multi-family portfolio, 13 loans are on properties greater than 36 units and the average multi-family loan size is $310,000. In addition, almost all of the Bank's construction and land loans are on one- to four family residential properties. All of the Bank's multi-family, construction and land loans are secured by properties located in the Chicago metropolitan area.

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

     The Bank is required to maintain liquid assets at minimum levels. See "Regulation and Supervision - Federal Savings Institution Regulation - Liquidity." The Bank's liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. The Bank invests overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions' financial condition. The Bank generally limits overnight federal funds sold investments to $75.0 million at any one institution.

     The following table sets forth certain information regarding the book value of the Company's and the Bank's liquidity and investment securities portfolio at the dates indicated. At December 31, 2000 and 1999, the fair value of the investment securities portfolio was $187.8 million and $206.4 million, respectively.

                                                                                    December 31,
                                                                     -----------------------------------------
                                                                       2000             1999            1998
                                                                     --------         ---------      ---------
                                                                                   (In thousands)

Interest-bearing deposits                                         $     53,392           51,306         24,564
                                                                     =========        =========      =========
Federal funds sold                                                $    139,268           35,013         79,140
                                                                     =========        =========      =========
Investment securities:
  Available for sale:
     U.S. Government and agency securities                        $     81,255           78,618        119,261
     Equity securities                                                  12,625           10,246         15,042
     Other investment securities                                        80,614          105,241         64,657
                                                                     ---------        ---------      ---------
       Total investments available for sale                            174,494          194,105        198,960
                                                                     ---------        ---------      ---------
  Held to maturity:
     U.S. Government and agency securities                               9,986            9,983          9,980
     Other investment securities                                         2,647            2,016          1,127
                                                                   -----------        ---------     ----------
       Total investments held to maturity                               12,633           11,999         11,107
                                                                   -----------        ---------     ----------
       Total investment securities                                $    187,127          206,104        210,067
                                                                     =========       ==========     ==========

     The classification of investments as held to maturity, available for sale, or for trading purposes is made at the time of purchase based upon management's intent at that time. At December 31, 2000, $174.5 million of investment securities were classified as available for sale and recorded at fair value (cost basis of $172.3 million). Subsequent to year end, the Bank transferred all of the held to maturity portfolio to available for sale as allowed under SFAS No. 133. At December 31, 1999, $194.1 million were classified as available for sale (cost basis of $199.6 million). All balances exclude the Bank's required investment of stock in the Federal Home Loan Bank of Chicago, which was $84.8 million and $75.0 million at December 31, 2000, and 1999, respectively.

     The table below sets forth information regarding the carrying value, weighted average yields and maturities of the Company's investment securities.

                                                                       At December 31, 2000
                                    --------------------------------------------------------------------------------------------
                                          One Year                 1 to                    5 to                  More than
                                          or Less                 5 Years                10 Years                 10 Years
                                    -------------------     -------------------     -------------------     --------------------
                                               Weighted                Weighted                Weighted                 Weighted
                                    Carrying    Average     Carrying    Average     Carrying    Average      Carrying    Average
                                      Value      Yield        Value      Yield        Value      Yield         Value      Yield
                                      -----      -----        -----      -----        -----      -----         -----      -----
                                                                       (Dollars in thousands)
U.S. Government and agency
 securities:
  Held to maturity                  $     -        -        $ 9,986      7.22%      $     -          -%     $      -          -%
  Available for sale                      -        -         27,080      6.11        49,373       6.80         4,802       6.81
Equity securities /(1)/
  Common stock                            -        -              -       -               -        -           4,304       2.68
  Preferred stock                         -        -              -       -               -        -           8,321       7.04
Other investment securities:
  Held to maturity                        -        -            481     50.00         2,166      12.29             -          -
  Available for sale                      -        -         24,082      6.59        19,746       7.00        36,786       7.45
                                     ------                  ------                  ------                   ------
      Total                         $     -         -%      $61,629      6.82%      $71,285       7.02%     $ 54,213       6.95%
                                     ======    ======        ======     =====        ======      =====        ======      =====

                                                     At December 31, 2000
                                        --------------------------------------------

                                                 Total Investment Securities
                                        --------------------------------------------
                                           Average                         Weighted
                                            Life      Carrying     Market    Average
                                          in Years      Value       Value    Yield
                                          --------      -----       -----    -----
U.S. Government and agency
 securities:
  Held to maturity                          3.37     $  9,986    $ 10,643     7.22%
  Available for sale                        6.74       81,255      81,255     6.57
Equity securities (1)
  Common stock                               -          4,304       4,304     2.68
  Preferred stock                            -          8,321       8,321     7.04
Other investment securities:
  Held to maturity                          4.53        2,647       2,647    19.14
  Available for sale                       12.06       80,614      80,614     7.08
                                                      -------     -------
      Total                                 9.11     $187,127    $187,784     6.93%
                                           =====      =======     =======    =====

-----------------------
/(1)/ Marketable equity securities with no stated maturity are included in the "More than 10 Years" category, and are categorized as available for sale.

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

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                                              Year Ended December 31,
                                                                ---------------------------------------------
                                                                     2000              1999             1998
                                                                ------------       ------------    -----------
                                                                                  (In thousands)
Deposit transactions                                            $  11,243,334         9,323,669      7,603,609
Withdrawal transactions                                           (11,167,166)       (9,399,302)    (7,636,545)
                                                                -------------         ---------      ---------
Net deposit (withdrawal) transactions                                  76,168           (75,633)       (32,936)
Interest credited on deposits                                         109,684            97,510         90,651
                                                                -------------         ---------      ---------
  Net transaction activity                                            185,852            21,877         57,715
Deposits acquired, net                                                 90,147            22,195        262,144
Amortization of premiums                                               (1,028)           (1,702)             -
                                                                -------------         ---------      ---------
   Net increase in deposits                                     $     274,971            42,370        319,859
                                                                =============         =========      =========

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 2000, 1999, and 1998, and the periods to maturity of the certificate accounts outstanding at December 31, 2000:

                                                                          Period to Maturity December 31, 2000
                                          December 31,               ---------------------------------------------
                             -----------------------------------       Within      1 to 3        Over
                                 2000        1999        1998         One Year     Years       3 Years      Total
                             -----------  ----------  ----------     ----------   -------     ---------    -------
                                                            (In thousands)
Certificate accounts:
     Less than 5.00%         $    71,102     525,916     425,242         58,971       5,844       6,287     71,102
     5.00% to 5.99%              693,431     774,505     823,619        576,643      97,952      18,836    693,431
     6.00% to 6.99%              806,635     130,976     167,371        386,121     398,095      22,419    806,635
     7.00% and greater            43,664      37,945      38,471          2,547      40,810         307     43,664
                             -----------   ---------   ---------      ---------     -------     -------  ---------
        Total                $ 1,614,832   1,469,342   1,454,703      1,024,282     542,701      47,849  1,614,832
                             ===========   =========   =========      =========     =======     =======  =========

     At December 31, 2000, the Bank had outstanding $266.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                  Period to Maturity                                                         Amount
                  ------------------                                                         ------
                                                                                         (In thousands)
              Three months or less                                                          $  56,498
              Over three through six months                                                    45,706
              Over six through 12 months                                                       53,365
              Over 12 months                                                                  111,156
                                                                                            ---------
                  Total                                                                     $ 266,725
                                                                                            =========

Deposit Portfolio. The following table sets forth the distribution and the weighted average nominal interest rates of the Bank's average deposit accounts for the years indicated:

                                                                                      Year Ended
                                                         ---------------------------------------------------------------------
                                                                December 31, 2000                     December 31, 1999
                                                         --------------------------------    ---------------------------------
                                                                      Percent   Weighted                  Percent   Weighted
                                                                         of     Average                      of     Average
                                                           Average     Total    Nominal        Average     Total    Nominal
                                                           Balance    Deposits    Rate         Balance    Deposits    Rate
                                                           -------    --------    ----         -------    --------    ----
                                                                                                  (Dollars in thousands)
Passbook accounts                                        $   741,453    26.20%    2.48%      $   737,322    27.65%    2.48%
Interest bearing NOW accounts                                223,358     7.88     1.22           210,525     7.90     1.28
Non-interest bearing checking                                 76,440     2.70        -            62,508     2.34        -
Commercial checking accounts                                  55,367     1.95        -            50,252     1.88        -
                                                         -----------  -------                -----------  -------
  Total passbook, NOW and checking accounts                1,096,618    38.73     1.92         1,060,607    39.77     1.98
                                                         -----------  -------                -----------  -------
Money market accounts                                        190,693     6.73     3.87           158,991     5.96     3.40
Jumbo deposits                                                29,890     1.05     5.97            32,659     1.22     4.90
Certificate accounts with original maturities of:
  91 days or less                                             46,992     1.66     2.00            50,173     1.88     4.30
  5 months                                                       931      .03     6.34                 -        -        -
  6 months                                                   257,757     9.10     5.26           273,997    10.28     4.48
  7 months                                                    65,838     2.32     6.11                 -        -        -
  8 months                                                        11        -     4.77           134,009     5.03     4.74
  10 months                                                  209,734     7.40     5.53            71,647     2.69     5.34
  11 months                                                   24,867      .88     4.93            61,957     2.32     4.87
                                                         -----------  -------                -----------  -------
   Total jumbo certificates of deposits and 7-day
    to 11 month certificate accounts                         636,020    22.44     5.42           624,442    23.42     4.68
                                                         -----------  -------                -----------  -------
Certificate accounts with original maturities of:
  12 months                                                  169,386     5.98     5.29           158,491     5.95     4.69
  13 months                                                   47,093     1.66     6.32                 -        -        -
  15 months                                                    1,552      .05     4.75            19,959     0.75     4.95
  18 months                                                  155,642     5.49     5.20           252,819     9.48     5.11
  19 months                                                        -        -        -               126        -     5.80
  24 months                                                  211,611     7.47     6.38            66,329     2.49     4.86
  25 months                                                   41,638     1.47     5.60            15,595     0.58     5.45
  30 months                                                   77,679     2.74     5.65           104,285     3.91     5.63
  35 months                                                   67,240     2.37     6.27            11,130     0.42     5.74
  36 months                                                   17,624      .62     5.87            37,626     1.41     7.74
  42 months                                                   15,316      .54     5.59            17,582     0.66     5.58
  60 months                                                   73,715     2.60     5.75           104,454     3.92     5.97
  61 months to 120 months                                     31,456     1.11     5.96            34,056     1.28     6.06
                                                         -----------  -------                -----------  -------
   Total 12-month to 120-month certificate
    accounts and other certificate accounts                  909,952    32.10     5.77           822,452    30.85     5.37
                                                         -----------  -------                -----------  -------
   Total deposits                                        $ 2,833,283   100.00%    4.08%      $ 2,666,492   100.00%    3.74%
                                                         ===========  =======    =====       ===========   ======    =====

                                                         --------------------------------
                                                                December 31, 1998
                                                         --------------------------------
                                                                      Percent   Weighted
                                                                         of     Average
                                                           Average     Total    Nominal
                                                           Balance    Deposits    Rate
                                                           -------    --------    ----
Passbook accounts                                        $   647,515     27.67%   2.65%
Interest bearing NOW accounts                                174,003      7.44    1.34
Non-interest bearing checking                                 50,662      2.16       -
Commercial checking accounts                                  42,127      1.80       -
                                                         -----------   -------
  Total passbook, NOW and checking accounts                  914,307     39.07    2.13
                                                         -----------   -------
Money market accounts                                        134,208      5.74    3.37
Jumbo deposits                                                17,713      0.76    5.47
Certificate accounts with original maturities of:
  91 days or less                                             33,849      1.45    4.61
  5 months                                                         -         -       -
  6 months                                                   254,200     10.86    5.10
  7 months                                                         -         -       -
  8 months                                                    26,303      1.12    5.00
  10 months                                                  100,888      4.31    5.44
  11 months                                                        -                 -
                                                         -----------   -------
   Total jumbo certificates of deposits and 7-day
    to 11 month certificate accounts                         432,953     18.50    5.15
                                                         -----------   -------
Certificate accounts with original maturities of:
  12 months                                                  170,430      7.28    5.33
  13 months                                                        -         -       -
  15 months                                                    5,639       .24    5.20
  18 months                                                  296,749     12.68    5.66
  19 months                                                   82,306      3.52    5.93
  24 months                                                   15,542      0.66    5.61
  25 months                                                        -         -       -
  30 months                                                   78,080      3.34    5.83
  35 months                                                        -         -       -
  36 months                                                    7,191      0.31    5.46
  42 months                                                   26,560      1.13    6.13
  60 months                                                  130,123      5.56    6.04
  61 months to 120 months                                     46,008      1.97    6.89
                                                         -----------   -------
   Total 12-month to 120-month certificate
    accounts and other certificate accounts                  858,628     36.69    5.77
                                                         -----------   -------
   Total deposits                                        $ 2,340,096    100.00%   4.09%
                                                         ===========   =======   =====

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from FHLB of Chicago, and reverse repurchase agreements, when they are a less costly source of funds or can be reinvested at a positive rate of return.

     A summary of the Company's borrowed funds at December 31, 2000 and 1999 is as follows:

                                                               December 31, 2000                 December 31, 1999
                                                  ---------------------------------------   -----------------------
                                                                    Weighted                 Weighted
                                                    Interest Rate    Average                 Average
                                                        Range         Rate        Amount       Rate        Amount
                                                  ---------------    -------    ---------   ---------    ----------
                                                                          (Dollars in thousands)
Fixed-rate advances from FHLB due:
   Within 1 year                                  5.62%   - 6.84%     6.37%   $   365,000      6.63%    $   105,000
   1 to 2 years                                   5.99    - 7.40      6.43        305,000      6.28         390,000
   2 to 3 years                                   5.84    - 6.78      6.35         55,500      6.21         275,000
   3 to 4 years                                   5.83    - 7.22      6.61        205,000      6.35          55,500
   4 to 5 years                                   4.87    - 7.20      6.16        195,000      6.54          65,000
   5 to 6 years                                   6.82    - 6.82      6.82         30,000      5.57         105,000
   6 to 8 years                                   4.81    - 5.86      5.26        285,000       -                 -
   Greater than 8 years                           5.42    - 5.86      5.62         80,000      5.30         385,000
                                                  --------------              -----------               -----------
      Total fixed rate advances                   4.81    - 7.40      6.15      1,520,500      5.98       1,380,500

Adjustable-rate advances from FHLB due:
   Within 1 year                                  6.70    - 6.87      6.81        100,000       -                 -
   1 to 2 years                                   6.87    - 6.87      6.87         25,000      6.35          50,000
   2 to 3 years                                    -      -  -         -                -      6.62          25,000
   Greater than 3 years                           6.53    - 6.64      6.58         50,000      6.26          25,000
                                                  --------------              -----------               -----------
      Total adjustable rate advances              6.53    - 6.87      6.75        175,000      6.40         100,000
                                                  --------------              -----------               -----------
      Total advances from FHLB                    4.81    - 7.40      6.21      1,695,500      6.01       1,480,500
                                                  --------------              -----------               -----------

Fixed-rate reverse repurchase agreements                               -                -      5.86           9,963
Unsecured term bank loan                                              7.72         29,400      7.17          29,900
Other borrowing                                                       7.71          4,000      4.20           6,000
                                                                              -----------               -----------
    Total borrowed funds                                              6.24%   $ 1,728,900      6.02%    $ 1,526,363
                                                                      ====    ===========      ====     ===========

Federal Home Loan Bank of Chicago Advances

     The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by secured borrowings from any other source. At December 31, 2000, the Bank's FHLB of Chicago advances totaled $1.7 billion, representing 32.6% of total assets.

     Included in FHLB of Chicago advances at December 31, 2000 are $535.0 million of fixed-rate advances with original scheduled maturities of 4 to 10 years, callable at the discretion of the FHLB of Chicago as follows: $60.0 million at 6.4% in 2001, $105.0 million at 5.5% in 2002, $240.0 million at 5.9%
in 2003, $80.0 million at 5.4% in 2004 and $50.0 million at 4.6% in 2005. The
Bank also has $25.0 million of adjustable-rate advances callable in 2001. The average term to maturity on these advances is 6.8 years, while the average term to call is 2.3 years. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advances prior to their final maturity. If called, the FHLB of

Chicago will provide replacement funding at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions.

     Unsecured Term Bank Loan

     The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of Northwestern. The loan provides for an interest rate of the prime rate minus 0.5% or 1% over one-, two-, three-, six-, or twelve-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. The remaining principal amount outstanding at December 31, 2000 was $29.4 million. The loan requires increasing annual principal payments with $18.7 million due at the final maturity of the loan on December 31, 2003. The Company made its scheduled principal payment on the loan on December 31, 2000 in the amount of $500,000. Prepayments of principal are allowed. In conjunction with the term bank loan, the Company also maintains a $25.0 million one year unsecured revolving line of credit that matures annually on May 31. The interest rate on the line of credit is the prime rate minus 0.5% or 1% over one-, two-, three-, six- or twelve-month LIBOR, at management's discretion with interest payable at the end of the repricing period. At December 31, 2000, $4.0 million is outstanding on the line of credit, at one-month LIBOR plus 1%. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 2000, the Company was in compliance with these covenants.

Liquidity and Capital Resources

     The Company's principal assets are its investment in the Bank and in MAF Developments. To the extent that it does not generate significant earnings outside of these two subsidiaries, the Company's liquidity position is primarily dependent on dividends from the Bank and to a lesser extent dividends from MAF Developments.

     The Bank's ability to pay dividends to the Company is dependent on its ability to generate earnings, and to meet regulatory restrictions. See "Regulation and Supervision - Limitation on Capital Distributions" for a detail of these restrictions. The Bank has not been restricted by these limitations in funding the necessary amounts needed by the Company for its operations. The Company received $20.0 million in dividends from the Bank in 2000, compared to $35.0 million in 1999, and $50.0 million in 1998.

     The primary uses of funds at the Company consist of principal and interest payments on borrowed funds, cash dividends, and stock repurchases. The Company has also funded loans to and investments in MAF Developments from time to time, although none were made in 2000. To the extent the Company has excess cash at any time, it will invest funds in investment securities, marketable equity securities or other interest-earning assets.

     During 2000, the Company made total interest payments of $2.8 million on its unsecured term bank loan and revolving line of credit, as well as a scheduled payment of principal in the amount of $500,000.

     During 2000, the Company repurchased 1,070,300 shares for a total of $19.1 million (average price of $17.82), compared to 1,540,762 shares for a total of $35.1 million (average price of $22.77 per share) in 1999. The totals for 2000 include 15,000 shares purchased in the second quarter for $270,000, and 70,000 shares purchased in the third quarter for approximately $1.3 million, from Allen Koranda, the company's chief executive officer. The terms of these private transactions were approved by the disinterested members of the Board. The sale of shares was related to Mr. Koranda's marital dissolution agreement. The Company has used stock repurchase programs as a means of providing for future acquisitions, stock option exercises, and other general corporate purposes.

     Cash dividends paid to common shareholders totaled $8.9 million ($.39 per share declared) in 2000, compared to $7.6 million ($.34 per share declared) in 1999. The increase is primarily due to a 15% increase in the cash dividend rate in 2000 compared to 1999. The most recent quarterly dividend of $.10 per share was paid on January 3, 2001. The payment of cash dividends is subject to the discretion of the Board of Directors and depends on a variety of factors, including operating results, financial position, and the ability for the Bank to pay dividends.

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

     Cash flows from operating activities primarily include net income for the year, adjusted for items in net income that did not impact cash, as well as cash flow activity from mortgage banking activity. The Bank originated and purchased $364.1 million of loans for sale, and received $334.8 million in proceeds from sales and swaps during 2000. The Bank had $41.1 million of loans held for sale at December 31, 2000, up from $12.6 million at December 31, 1999. The increase in loans held for sale is due to declining interest rates that have led to an increase in fixed-rate loan originations.

     Cash used in investing activities reflects the impact of loans and investments acquired for the Bank's interest-earning asset portfolios, as well as cash flows from asset sales, real estate held for development activity and the impact of business acquisitions. Cash used in investing activities totaled $270.2 million in 2000, compared to $653.1 million in 1999. During the current year, the Bank originated and purchased $1.12 billion of loans for investment, which were offset by $704.4 million of loan amortization and prepayments. Additionally, the Bank collected $25.0 million in amortization and prepayments from mortgage-backed securities, which were primarily reinvested into loans held for investment purposes. Purchases of investment securities declined in 2000 compared to 1999 as a higher portion of available funds were used to fund continued strong loan demand. Investments securities purchased by the Company totaled $22.6 million, financed mainly by maturities and sales of investments of $49.7 million. Cash flow from the Company's land development operations was positive, as sales of property of $43.8 million was offset by expenditures for land acquisition and development of $23.6 million.

     Cash provided from financing activities for Bank operations are primarily in the form of savings deposits, FHLB of Chicago advances and to a lesser extent, reverse repurchase agreements. Cash provided from financing activities totaled $370.3 million in 2000. During the current year, as a means to fund loan originations held for investment, the Bank borrowed a total of $475.0 million of FHLB of Chicago advances, which were offset by $260.0 million of maturities.

     At December 31, 2000, the Company believes it has sufficient cash to fund its outstanding commitments, or will be able to obtain the necessary funds from outside sources to meet its cash needs.

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. During the year ended December 31, 2000, the Bank's average liquidity ratio was 9.8%. At December 31, 2000, total liquidity was $346.4 million, or 12.1%, which was $231.8 million in excess of the 4.0% regulatory requirement. This excess liquidity has provided the Bank with the flexibility needed to maintain its short-term gap ratios within strategic limits, as well as most recently, to fund the increased loan volume.

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

Subsidiary Activities

     MAF Developments and NW Financial. The Company engages in the business of purchasing unimproved land for development into residential subdivisions of single family lots through two wholly-owned subsidiaries. MAF Developments is a wholly-owned subsidiary of the Company, while NW Financial is a wholly-owned subsidiary of the Bank. The Company has been engaged in this activity since 1974, and since that time has developed and sold over 5,600 lots in 24 different subdivisions primarily in the western suburbs of Chicago. These subsidiaries act as sole principal or as a joint venture partner in their developments. The subsidiaries historically have provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project, generally 50-60%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions.

     NW Financial is active in the development of unimproved land for development into residential subdivisions, as well as the construction of single-family homesites on the improved lots. NW Financial currently has two projects whereby it and a developer share in the profits of the projects on a 50/50 basis. These projects are expected to be completed during 2001. NW Financial also provides the funds, via loans, to the projects. The projects are located in the north and northwest suburbs of Chicago.

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

    The following is a summary as of December 31, 2000, of the residential real estate projects NW Financial and MAF Developments currently have an interest in:

                                                                                  Lots
                                          Date      Number of     Number      Available For
                                          Land        Lots       Sold but      Development     Total    Investment
   Description of Project               Acquired      Sold      Not Closed       or Sale       Lots       Balance
   ----------------------               --------      ----      ----------       -------       ----       -------
                                                                (Dollars in thousands)
NW Financial:

   Woodbridge                               2/90        531           -            -            531     $      290
   531 single-family homes
   48-acre commercial parcel

   Reigate Woods                           10/93         85           -            -             85              -
   85 single-family homes

MAF Developments:

   Tallgrass of Naperville            11/96-1/00        578         103          270            951          8,041
   951 residential lots

   Plainfield project                       6/00          -           -          365            365          4,387
   Proposed 365 residential lots
                                                                                                          --------
                                                                                                        $   12,718
                                                                                                          ========

     The following table is a summary of the Bank's investment in and advances to NW Financial at the dates indicated:

                                                                   December 31,
                                                       -----------------------------------
                                                          2000         1999         1998
                                                       ---------     --------     --------
                                                                  (In thousands)
           Common stock                                $     100        2,486        2,486
           Retained earnings                                (294)       2,657        8,179
           Intercompany advances                           2,639        2,787        1,853
                                                       ---------     --------     --------
                                                       $   2,445        7,930       12,518
                                                       =========     ========     ========

     During the years ended December 31, 2000, 1999, and 1998, Mid America Investments and NW Financial paid aggregate dividends of $3.8 million, $9.0 million, and $5.5 million, respectively, to the Bank. The remaining investment at December 31, 2000 is a deduction for the Bank in computing its regulatory capital requirements.

     The following is a description of the projects currently under development:

     Tallgrass of Naperville

     MAF Developments, Inc., with a venture partner who shares in 40% of the profits, has invested in 447 acres in three separate parcels from 1996 to 2000 for the development of 951 residential lots in Naperville, Illinois. As of December 31, 2000, the Company's investment was $8.0 million.

     Reigate Woods

     Reigate Woods consists of approximately 106 acres of land in Green Oaks, Illinois. The subdivision was developed into 85 lots for single-family home construction in conjunction with a developer, who shares in 50% of the profits of the project. The project is funded solely by funds from NW Financial. The last home was sold in December 2000.

     Woodbridge

     Woodbridge consists of 341 acres of land in Elgin, Illinois. The project is being developed with a developer who shares in 50% of the project's profits. The project includes 232 acres for the construction of 531 single-family homes, which is complete, and 48 acres of commercially-zoned property. At December 31, 2000, the Company has an investment of $290,000, all related to the remaining
3.5 acres of unsold commercial property. At December 31, 2000, the remaining acreage is under contract and expected to be sold in 2001 at a pre-tax profit of approximately $500,000.

     Plainfield Project

     Land for a planned development of approximately 365 single-family lots in Plainfield, Illinois was purchased in June 2000 for $4.4 million. Development is expected to begin in late 2001 with lot sales commencing in 2002.

     Mid America Insurance Agency. Mid America Insurance Agency, Inc. ("Mid America Insurance") is an indirect wholly-owned subsidiary of the Bank which provides insurance brokerage services, including personal and commercial insurance products, to the Bank's customers. For the years ended December 31, 2000, 1999 and 1998, Mid America Insurance generated pre-tax income of $113,000, $75,000, and $60,000, respectively.

     Mid America Investments. The Bank, through Mid America Investments, is a subscriber to INVEST, a registered broker-dealer that provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently 14 investment executives are employed and operate from all Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between INVEST and the Bank. For the years ended December 31, 2000, 1999 and 1998, pre-tax income from INVEST operations was $448,000, $836,000, and $1.0 million, respectively.

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

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $2.4 million investment in NW Financial at December 31, 2000, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements. The risk-based capital standard for savings institutions requires the maintenance of Tier I
(core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.

     At December 31, 2000 and 1999, the Bank was in compliance with the current capital requirements as follows:

                                                              December 31, 2000               December 31, 1999
                                                          -------------------------       -------------------------
                                                                        Percent of                      Percent of
                                                            Amount        Assets             Amount       Assets
                                                          -----------   ---------          ----------    --------
                                                                          (Dollars in thousands)

Stockholder's equity of the Bank                        $     394,474      7.63%         $    354,297       7.64%
                                                            =========    ======             =========     ======

Tangible capital                                        $     321,931      6.32          $    288,177       6.32
Tangible capital requirement                                   76,408      1.50                68,391       1.50
                                                            ---------    ------             ---------     ------
Excess                                                  $     245,523      4.82          $    219,786       4.82
                                                            =========    ======             =========     ======

Core capital                                                  321,931      6.32               288,177       6.32
Core capital requirement                                      152,816      3.00               136,782       3.00
                                                            ---------    ------             ---------     ------
Excess                                                  $     169,115      3.32          $    151,395       3.32
                                                            =========    ======             =========     ======

Core and supplementary capital                          $     336,801     11.98          $    305,453      12.32
Risk-based capital requirement                                224,878      8.00               198,423       8.00
                                                            ---------    ------             ---------     ------
Excess                                                  $     111,923      3.98          $    107,030       4.32
                                                            =========    ======             =========     ======

Total Bank assets                                       $   5,168,163                    $  4,634,591
Adjusted total Bank assets                                  5,093,883                       4,559,397
Total risk-weighted assets                                  2,885,260                       2,555,481
Adjusted total risk-weighted assets                         2,810,981                       2,480,286
Investment in Bank's real estate subsidiaries                   2,445                           7,930
Goodwill and core deposit intangibles                          68,864                          61,200

     The following table reflects the Bank's regulatory capital as of December 31, 2000 as it relates to these three capital requirements:

                                                                                                             Risk-
                                                                            Tangible         Core            Based
                                                                            --------      -----------    -------------
                                                                                    (Dollars in thousands)

Stockholder's equity of the Bank                                           $ 394,474        394,474         394,474
Goodwill and core deposit intangibles                                        (68,864)       (68,864)        (68,864)
Non-permissible subsidiary deduction                                          (2,445)        (2,445)         (2,445)
Non-includible purchased mortgage servicing rights                              (511)          (511)           (511)
Regulatory capital adjustment for available for sale securities                 (723)          (723)           (723)
Low level recourse                                                                 -              -          (3,388)
General allowance for loan losses                                                  -              -          18,258
                                                                           ---------        -------         -------
   Regulatory capital                                                      $ 321,931        321,931         336,801
                                                                           =========        =======         =======

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

     The Deposit Insurance Funds Act of 1996 (the "Funds Act") imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of 1.3 basis points, while SAIF deposits paid 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the date the BIF and SAIF are merged. As of December 31, 2000, the BIF and SAIF have not been merged.

     As a result of the Funds Act and the FDIC Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997. The Bank's assessment rate for the year ended December 31, 2000 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

     Impact of the Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act significantly reforms various aspects of the financial services business, including, but not limited to: (i) the establishment of a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies; (ii) subjecting banks to the same securities regulation as other providers of securities products; and (iii) prohibiting new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities.

     The provisions in the GLB Act permitting full affiliations between bank holding companies or banks and other financial companies do not increase our authority to affiliate with securities firms, insurance companies or other financial companies. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the GLB Act. It is expected, however, that these provisions will benefit the Company's competitors.

     The prohibition on the ability of new unitary savings and loan holding companies to engage in nonfinancial activities or affiliating with nonfinancial entities generally applies only to savings and loan holding companies that were not, or had not submitted an application to become, savings and loan holding companies as of May 4, 1999. Since the Company was treated as a unitary savings and loan holding company prior to that date, the GLB Act will not prohibit us from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries. However, the GLB Act generally restricts any nonfinancial entity from acquiring the Company unless such nonfinancial entity was, or had submitted an application to become a savings and loan holding company as of May 4, 1999.

     The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Final regulations have been passed regarding customer privacy under the GLB Act, however, compliance with such privacy regulations are voluntary until July, 2001.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2000, the Bank's limit on loans to one borrower was $48.3 million. At December 31, 2000, the Bank's largest aggregate outstanding balance of loans to any one borrower was $23.1 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained 95.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank were $661,000, $577,000, and $512,000 in 2000, 1999 and 1998 respectively.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 2000, the Bank was in compliance with this requirement, with an investment in FHLB of Chicago stock of $84.8 million. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999, and 1998, dividends from the FHLB of Chicago to the Bank amounted to $6.1 million, $3.9 million, and $2.6 million, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is currently $1,284,000 plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million, as the first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Impact of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company adopted these statements as of January 1, 2001, and this implementation did not have a material impact on its financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 supercedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operation.

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

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at December 31, 2000. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are annual rates of 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. $60.0 million of FHLB advances with final maturities in more than five years, but callable in calendar 2001 are categorized as $60.0 million due in 6 months or less, in anticipation of them being called.

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

     Although management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank's operations, material and prolonged increases in interest rates may adversely affect the Bank's operations because the Bank's interest-bearing liabilities which mature or reprice within one year are currently greater than the Bank's interest-earning assets which mature or reprice within the same period. Conversely, decreases in interest rates could benefit the Bank's operation as maturing interest-bearing liabilities are replaced at lower costs.

                                                                            December 31, 2000
                                                  ---------------------------------------------------------------------------
                                                      1/2 Yr.   1/2 - 1 Yr.   1 - 3 Yrs.   3 - 5 Yrs.    5+ Yrs.   Total
                                                   ------------ ----------    ----------   ----------  ---------  --------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans receivable                              $  784,677        544,934    1,228,611    801,888     986,262      4,346,372
   Mortgage-backed securities                        59,741         12,837       12,485      9,004      10,318        104,385
   Investment securities /(1)/                      144,363            464       30,215     13,567      83,293        271,902
   Interest-bearing deposits                         53,392              -            -          -           -         53,392
   Federal funds sold                               139,268              -            -          -           -        139,268
                                                 ----------      ----------  ----------  ---------  -----------    ----------
      Total interest-earning assets               1,181,441        558,235    1,271,311    824,459   1,079,873      4,915,319
   Impact of hedging activities /(2)/                41,074              -            -          -     (41,074)             -
                                                 ----------      ---------    ---------  ---------   ---------     ----------
      Total net interest-earning assets,
        adjusted for impact of hedging
        activities                                1,222,515        558,235    1,271,311    824,459    1,038,799     4,915,319
Interest-bearing liabilities:
   NOW and checking accounts                         21,096         19,303       70,650     43,886      93,258        248,193
   Money market accounts                            231,360              -            -          -           -        231,360
   Passbook accounts                                 62,782         57,445      210,249    130,602     277,529        738,607
   Certificate accounts                             734,389        290,144      542,831     40,462       7,284      1,615,110
   FHLB advances                                    425,000        175,000      465,500    345,000     285,000      1,695,500
   Other borrowings and subordinated debt            33,400              -            -          -           -         33,400
                                                 ----------      ---------    ---------  ---------   ---------     ----------
      Total interest-bearing liabilities          1,508,027        541,892    1,289,230    559,950     663,071      4,562,170
                                                  ---------      ---------    ---------  ---------   ---------      ---------
Interest sensitivity gap                         $ (285,512)        16,343      (17,919)   264,509     375,728        353,149
                                                 ==========      =========    =========  =========   =========     ==========
Cumulative gap                                   $ (285,512)      (269,169)    (287,088)   (22,579     353,149
                                                 ==========      =========    =========  =========   =========


Cumulative gap as a percentage
   of total assets                                    (5.50)%        (5.18)       (5.53)      (.43)       6.80
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities       81.07%         86.87        91.40      99.42      107.74

/(1)/ Includes $84.8 million of stock in FHLB of Chicago in 6 months or less.

/(2)/ Represents forward commitments to sell long-term fixed-rate mortgage loans.

      The Bank's cumulative one-year gap was a negative $269.2 million or (5.18)%, of total assets at December 31, 2000, compared with a negative $534.5 million or (11.47)% of total assets at December 31, 1999. During 2000, the Bank took steps to decrease its liability-sensitive gap measure by emphasizing the addition of shorter-term liquidity investments, as well as extending maturities on borrowings and maturing certificates of deposit. In addition, with the decline in interest rates during the last quarter of 2000, prepayments on loans receivable increased, shortening expected maturities on longer-term fixed rate loans, which helped further improve the negative gap position of the Bank.

     Net Portfolio Value Analysis. Under OTS Thrift Bulletin 13a, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value ("NPV") and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. At December 31, 2000, the Bank was within the Board approval limits.

     Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of reviewing its overall interest-rate risk. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. The table below shows the change in NPV applying various rate shocks to the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2000 and 1999.

                                                                  Estimated Increase           Percentage Increase
          Change in                      Estimated NPV             (Decrease) in NPV            (Decrease) in NPV
                                    ----------------------      ----------------------       ----------------------
        Interest rate               12/31/00      12/31/99      12/31/00      12/31/99       12/31/00      12/31/99
--------------------------          --------      --------      --------      --------       --------      --------
                                                                (Dollars in thousands)
200 basis point rise             $   317,033       205,306       (113,593)    (134,036)          (26)%          (39)%
100 basis point rise                 386,263       278,243        (44,363)     (61,099)          (10)           (18)
Base scenario                        430,626       339,342              -            -             -              -
100 basis point decline              437,684       378,980          7,659       39,638             2             12
200 basis point decline              416,403       396,377        (14,223)      57,035            (3)            17

     The Bank's net portfolio value ("NPV") at December 31, 2000 increased $91.3 million to $430.6 million from $339.3 million at December 31, 1999. The increase is due to (1) a $34.8 million increase in stockholders' equity; (2) the emphasis on adding adjustable-rate mortgage loans to the Bank's loan portfolio during 2000; (3) the extending of certificate of deposit maturities; and (4) the decrease in market interest rates. In addition, the sensitivity to changes in interest rates improved as noted by the Bank's percentage change in NPV at the 200 basis point rise scenario. This improvement is due to the addition of shorter duration loans receivable, which are less sensitive to changes in interest rates than longer-term loans, as well as the addition of shorter-term investment securities for the same reasons.

     Interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

Item 8.   Financial Statements and Supplementary Data

                      MAF Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Financial Condition

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            2000           1999
                                                                                        -----------     -----------
                                                                                              (In thousands)
Assets
Cash and due from banks                                                               $      77,860          71,721
Interest-bearing deposits                                                                    53,392          51,306
Federal funds sold                                                                          139,268          35,013
                                                                                        -----------     -----------
   Total cash and cash equivalents                                                          270,520         158,040

Investment securities, at amortized cost (fair value of $13,290 and $12,321)                 12,633          11,999
Investment securities available for sale, at fair value                                     174,494         194,105
Stock in Federal Home Loan Bank of Chicago, at cost                                          84,775          75,025
Mortgage-backed securities, at amortized cost
   (fair value of $79,137 and $92,095)                                                       80,301          94,251
Mortgage-backed securities available for sale, at fair value                                 24,084          39,703
Loans receivable held for sale                                                               41,074          12,601
Loans receivable, net of allowance for loan losses of $18,258 and $17,276                 4,287,040       3,871,968
Accrued interest receivable                                                                  27,888          23,740
Foreclosed real estate                                                                        1,808           7,415
Real estate held for development or sale                                                     12,718          15,889
Premises and equipment, net                                                                  48,904          42,489
Other assets                                                                                 60,485          49,640
Intangible assets, net of accumulated amortization of $15,030 and $10,555                    68,864          61,200
                                                                                        -----------     -----------
                                                                                      $   5,195,588       4,658,065
                                                                                        ===========     ===========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                                           $   2,974,213       2,699,242
   Borrowed funds                                                                         1,728,900       1,526,363
   Advances by borrowers for taxes and insurance                                             38,354          34,767
   Accrued expenses and other liabilities                                                    66,392          44,772
                                                                                        -----------     -----------
      Total liabilities                                                                   4,807,859       4,305,144
Stockholders' equity:

   Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued or outstanding                                                 -               -
   Common stock, $.01 par value;
     80,000,000 shares authorized; 25,420,650 shares issued;
     23,110,022 and 23,911,508 shares outstanding                                               254             254
   Additional paid-in capital                                                               198,068         194,874
   Retained earnings, substantially restricted                                              237,867         198,156
   Stock in Gain Deferral Plan; 223,453 shares                                                  511             511
   Accumulated other comprehensive income (loss), net of tax                                  1,435          (3,675)
   Treasury stock, at cost; 2,534,081 and 1,732,595 shares                                  (50,406)        (37,199)
                                                                                        -----------     -----------
      Total stockholders' equity                                                            387,729         352,921
                                                                                        -----------     -----------
                                                                                      $   5,195,588       4,658,065
                                                                                        ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

                      MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                 2000            1999             1998
                                                                             -----------      -----------      -----------
                                                                             (Dollars in thousands, except per share data)
Interest income:
   Loans receivable                                                         $    304,349          253,499          212,427
   Mortgage-backed securities held to maturity                                     5,740            6,625           10,128
   Mortgage-backed securities available for sale                                   2,217            2,808            3,847
   Investment securities held to maturity                                          7,199            4,837            3,689
   Investment securities available for sale                                       12,435           11,566            9,763
   Interest-bearing deposits and federal funds sold                               11,163            5,757            7,409
                                                                             -----------      -----------      -----------
     Total interest income                                                       343,103          285,092          247,263
Interest expense:
   Deposits                                                                      115,509           99,665           95,788
   Borrowed funds                                                                101,664           68,736           54,787
                                                                             -----------      -----------      -----------
     Total interest expense                                                      217,173          168,401          150,575
                                                                             -----------      -----------      -----------
     Net interest income                                                         125,930          116,691           96,688
Provision for loan losses                                                          1,500            1,100              800
                                                                             -----------      -----------      -----------
     Net interest income after provision for loan losses                         124,430          115,591           95,888
Non-interest income:
   Gain (loss) on sale and writedown of:
     Loans receivable                                                              1,108            2,583            3,204
     Mortgage-backed securities                                                     (700)               -                -
     Investment securities                                                           256            1,776              816
     Foreclosed real estate                                                          258              (57)             212
     Loan servicing rights                                                         4,442                -                -
   Income from real estate operations                                              9,536            9,630            4,517
   Deposit account service charges                                                12,715           10,200            8,626
   Loan servicing fee income                                                       1,686            1,761            1,400
   Impairment recovery (writedown) of mortgage servicing rights                        -              900           (1,269)
   Brokerage commissions                                                           2,322            2,566            2,812
   Other                                                                           5,820            5,485            5,232
                                                                             -----------      -----------      -----------
     Total non-interest income                                                    37,443           34,844           25,550
Non-interest expense:
   Compensation and benefits                                                      41,197           37,845           34,494
   Office occupancy and equipment                                                  8,124            7,274            6,645
   Advertising and promotion                                                       3,569            3,149            2,281
   Data processing                                                                 3,034            2,611            2,267
   Federal deposit insurance premiums                                                604            1,585            1,438
   Amortization of intangible assets                                               4,475            3,884            2,411
   Other                                                                          12,000           11,332            9,407
                                                                             -----------      -----------      -----------
     Total non-interest expense                                                   73,003           67,680           58,943
                                                                             -----------      -----------      -----------
     Income before income taxes and extraordinary item                            88,870           82,755           62,495
Income taxes                                                                      32,311           31,210           23,793
                                                                             -----------      -----------      -----------
     Income before extraordinary item                                             56,559           51,545           38,702
Extraordinary item - loss on early extinguishment
   of debt, net of tax benefit of $294                                                 -                -             (456)
                                                                             -----------      -----------      -----------
     Net income                                                             $     56,559           51,545           38,246
                                                                             ===========      ===========      ===========

Basic earnings per share:
     Income before extraordinary item                                       $       2.43            2.13              1.72
     Extraordinary item, net of tax                                                    -               -              (.02)
                                                                             -----------      -----------      -----------
         Net income                                                         $       2.43            2.13              1.70
                                                                             ===========      ===========      ===========
Diluted earnings per share:
     Income before extraordinary item                                       $       2.40            2.07              1.67
     Extraordinary item, net of tax                                                    -               -              (.02)
                                                                             -----------      -----------      -----------
       Net income                                                           $       2.40            2.07              1.65
                                                                             ===========      ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

                      MAF Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity

                                                                                               Accumulated
                                                                                                  other
                                                              Additional                Gain     compre-
                                                     Common     paid-in   Retained    Deferral   hensive    Treasury
                                                      stock     capital   earnings      Plan   income(loss)   stock       Total
                                                      -----     -------   --------      ----   -----------    -----       -----
                                                                                (Dollars in thousands)
Balance at December 31, 1997                           $169    172,201   129,002           -       1,552    (39,513)      263,411
                                                      -----   --------  --------        ----      ------    -------      --------
Comprehensive income:
   Net income                                             -          -    38,246           -           -          -        38,246
   Other comprehensive income, net of tax:
     Unrealized holding loss during the year              -          -         -           -        (668)         -          (668)
     Less: reclassification adjustment of
       gains included in net income                       -          -         -           -        (459)         -          (459)
                                                      -----   --------  --------        ----      ------    -------      --------
   Total comprehensive income                             -          -    38,246           -      (1,127)         -        37,119
                                                      -----   --------  --------        ----      ------    -------      --------
Issuance of 3,305,129 shares, including value
   of stock option carryovers, for acquisition
   of  Westco Bancorp                                     -     19,120         -           -           -     53,244        72,364
Exercise of 163,470 stock options, and
   reissuance of treasury stock                           -          -    (1,462)          -           -      1,786           324
Tax benefits from stock-related compensation              -        152         -           -           -          -           152
Purchase of 973,938 shares of treasury stock              -          -         -           -           -    (22,608)      (22,608)
Cash dividends declared, $0.257 per share                 -          -    (5,750)          -           -          -        (5,750)
50% stock dividend, including impact of
   fractional shares                                     85          -      (101)          -           -          -           (16)
                                                      -----   --------  --------        ----      ------    -------      --------
Balance at December 31, 1998                            254    191,473   159,935           -         425     (7,091)      344,996
                                                      -----   --------  --------        ----      ------    -------      --------
Comprehensive income:
   Net income                                             -          -    51,545           -           -          -        51,545
   Other comprehensive income, net of tax:
     Unrealized holding loss during the year              -          -         -           -      (2,994)         -        (2,994)
     Less: reclassification adjustment of gains
       included in net income                             -          -         -           -      (1,106)         -        (1,106)
                                                      -----   --------  --------        ----      ------    -------      --------
   Total comprehensive income                             -          -    51,545           -      (4,100)         -        47,445
                                                      -----   --------  --------        ----      ------    -------      --------
Exercise of 525,801 stock options, and
   reissuance of treasury stock                           -          -    (5,143)        511           -      5,525           893
Tax benefits from stock-related compensation              -      1,008         -           -           -          -         1,008
Impact of exercise of acquisition carry-over options      -      2,393         -           -           -          -         2,393
Purchase of 1,565,591 shares of treasury stock            -          -         -           -           -    (35,633)      (35,633)
Cash dividends declared, $0.34 per share                  -          -    (8,221)          -           -          -        (8,221)
Dividends paid to Gain Deferral Plan                      -          -        40           -           -          -            40
                                                      -----   --------  --------        ----      ------    -------      --------
Balance at December 31, 1999                            254    194,874   198,156         511      (3,675)   (37,199)      352,921
                                                      -----   --------  --------        ----      ------    -------      --------
Comprehensive income:
   Net income                                             -          -    56,559           -           -          -        56,559
   Other comprehensive income, net of tax:
     Unrealized holding gain during the year              -          -         -           -       4,827          -         4,827
     Less: reclassification adjustment of loss
       included in net income                             -          -         -           -         283          -           283
                                                      -----   --------  --------        ----      ------    -------      --------
   Total comprehensive income                             -          -    56,559           -       5,110          -        61,669
                                                      -----   --------  --------        ----      ------    -------      --------
Exercise of 425,279 stock options, and
   reissuance of treasury stock                           -          -    (7,866)          -           -      8,087           221
Tax benefits from stock-related compensation              -      2,425         -           -           -          -         2,425
Impact of exercise of acquisition carry-over options      -        769         -           -           -          -           769
Purchase of 1,070,300 shares of treasury stock            -          -         -           -           -    (21,294)      (21,294)
Cash dividends declared, $0.39 per share                  -          -    (9,072)          -           -          -        (9,072)
Dividends paid to Gain Deferral Plan                      -          -        90           -           -          -            90
                                                      -----   --------  --------        ----      ------    -------      --------
Balance at December 31, 2000                           $254    198,068   237,867         511       1,435    (50,406)      387,729
                                                      =====   ========  ========        ====      ======    =======      ========

See accompanying Notes to Consolidated Financial Statements.

                      MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



                                                                                       Year Ended December 31,
                                                                              -------------------------------------
                                                                                  2000        1999          1998
                                                                             -----------   ----------     ---------
                                                                                           (In thousands)
Operating activities:
  Net income                                                                 $    56,559       51,545        38,246
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of premiums, discounts and deferred loan fees                     1,248        1,107         2,850
    Provision for loan losses                                                      1,500        1,100           800
    FHLB of Chicago stock dividend                                                (4,359)           -             -
    Net gain on sale of loans, mortgage-backed securities,
      and real estate held for development or sale                                (9,944)     (12,213)       (7,721)
    Net gain on sale of loan servicing rights                                     (4,442)           -             -
    Gain on sale of investment securities, net                                      (256)      (1,776)         (816)
    Impairment (recovery) of mortgage servicing rights                                 -         (900)        1,269
    Depreciation and amortization                                                  4,467        3,982         3,542
    Amortization of intangible assets                                              4,475        3,884         2,411
    Deferred income tax expense (benefit)                                            662        1,505          (318)
    Extraordinary item, net of tax benefit                                             -            -           456
    Decrease (increase) in accrued interest receivable                            (4,148)      (2,195)          296
    Net (increase) decrease in other assets and liabilities,
      net of effects from acquisitions                                            (4,100)     (18,841)        8,675
  Loans originated for sale                                                     (353,696)    (229,424)     (432,345)
  Loans purchased for sale                                                       (10,442)     (23,306)      (89,238)
  Sale of loans originated and purchased for sale                                334,817      402,890       438,453
                                                                             -----------   ----------     ---------
      Net cash provided by (used in) operating activities                         12,341      177,358       (33,440)
                                                                             -----------   ----------     ---------
Investing activities:
  Loans originated for investment                                             (1,055,442)  (1,138,206)     (973,030)
  Principal repayments on loans receivable                                       704,420      736,956       942,101
  Principal repayments on mortgage-backed securities                              25,010       49,142        84,956
  Proceeds from maturities of investment securities available for sale            47,526       54,499       138,309
  Proceeds from maturities of investment securities held to maturity                   -       10,251        15,000
  Proceeds from sale of:
    Loans receivable                                                                   -        1,023         1,164
    Investment securities held to maturity                                             -            -           912
    Investment securities available for sale                                       2,201       34,825        22,139
    Mortgage backed securities available for sale                                  9,300            -             -
    Stock in Federal Home Loan Bank of Chicago                                         -            -           500
    Real estate held for development or sale                                      43,813       46,352        32,106
  Purchases of:
    Loans receivable held for investment                                         (63,117)    (320,782)     (255,789)
    Investment securities available for sale                                     (22,000)     (89,289)     (206,498)
    Investment securities held to maturity                                          (631)     (11,066)       (1,717)
    Mortgage-backed securities available for sale                                      -            -       (12,449)
    Mortgage-backed securities held to maturity                                   (4,808)           -        (3,769)
    Stock in Federal Home Loan Bank of Chicago                                    (5,391)     (24,147)      (16,250)
    Real estate held for development or sale                                     (23,567)     (15,724)      (13,891)
    Bank owned life insurance                                                          -            -       (20,000)
    Premises and equipment                                                        (8,382)      (5,652)       (5,947)
  Proceeds (payment) for acquisitions, net of cash acquired                       80,903       18,734       (51,883)
                                                                             -----------   ----------     ---------
      Net cash used in investing activities                                     (270,165)    (653,084)     (324,036)
                                                                             -----------   ----------     ---------

                                                                                                        (Continued)

                      MAF Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                                                      Year Ended December 31,
                                                                               ------------------------------------
                                                                                  2000         1999         1998
                                                                               ---------     --------     ---------
                                                                                          (In thousands)
Financing activities:
  Proceeds from:
     FHLB of Chicago advances                                                  $ 475,000      790,000       420,000
     Unsecured line of credit                                                     15,000       21,000             -
  Repayments of:
     FHLB of Chicago advances                                                   (260,000)    (285,000)     (105,000)
     Unsecured term bank loan                                                       (500)      (3,100)       (1,500)
     Subordinated capital notes                                                        -            -       (27,600)
     Unsecured line of credit                                                    (11,000)     (21,000)            -
  Net decrease in reverse repurchase agreements                                   (9,963)     (10,037)      (24,804)
  Net increase in deposits                                                       185,852       21,877        57,715
  Increase in advances by borrowers for taxes and insurance                        3,587        4,191         4,608
  Issuance of common stock in conjunction with acquisitions                            -            -        72,713
  Proceeds from exercise of stock options                                            221          893           324
  Purchase of treasury stock                                                     (19,071)     (35,147)      (22,924)
  Cash dividends paid                                                             (8,822)      (7,610)       (5,275)
                                                                               ---------     --------     ---------
     Net cash provided by financing activities                                   370,304      476,067       368,257
                                                                               ---------     --------     ---------
Increase in cash and cash equivalents                                            112,480          341        10,781
Cash and cash equivalents at beginning of year                                   158,040      157,699       146,918
                                                                               ---------     --------     ---------
Cash and cash equivalents at end of year                                       $ 270,520      158,040       157,699
                                                                               =========     ========     =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Interest on deposits and borrowed funds                                    $ 214,755      165,509       149,868
    Income taxes                                                                  30,861       27,801        21,901
   Summary of non-cash transactions:
    Transfer of loans receivable to foreclosed real estate                         3,520        5,945         3,511
    Loans receivable swapped into mortgage-backed securities                       9,290       62,583        26,605
    Loans receivable transferred to held for sale                                      -       74,379             -
    Stock of acquiree transferred to treasury stock (14,935 shares)                    -            -           349
    Mortgage-backed securities unconsolidated due to sale of
      beneficial interests in special purpose finance subsidiaries                    -            -         30,904
    CMO bonds payable unconsolidated due to sale of
      beneficial interests in special purpose finance subsidiaries                     -            -        31,781
    Other borrowing assumed in foreclosure                                             -            -         6,000
    Treasury stock received for withholding tax liability related to
      stock option exercises (109,552 and 21,829 shares)                           2,202          486             -
    Treasury stock received for stock option exercises (48,775,
      33,100 and 19,123 shares)                                                      989          718           471
                                                                               =========      =======     =========

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


     Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

     Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. At December 31, 2000 and 1999, the Bank's reserve requirements were met with vault cash.

     Investment and Mortgage-Backed Securities. All investment securities and mortgage-backed securities are classified in one of three categories: trading, held to maturity, or available for sale. Trading securities include investment and mortgage-backed securities that the Company has purchased and holds for the purpose of selling in the future. These investments are carried at fair value, with unrealized gains and losses reflected in income in the current period. Held to maturity securities include investment and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost, with no recognition of unrealized gains or losses in the consolidated financial statements. All other investment and mortgage-backed securities are classified as available for sale. These investments are carried at fair value, with unrealized gains and losses reflected in stockholders' equity, net of tax. Securities that have losses deemed other than temporary are recognized as losses in the statement of operations and a new cost basis is established.

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

     Loans Receivable. Loans receivable are stated at unpaid principal balances less unearned discounts, deferred loan origination fees, loans in process and the allowance for loan losses.

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

     The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $1.0 million) and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the volume and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one- to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant and commercial real estate loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans as of December 31, 2000 or 1999. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

     A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt, and is normally analyzed upon the borrower becoming 90 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or is in the process of foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, if the entire principal balance is considered collectible, or at a time when the loan is brought current in accordance with its original terms.

     Allowance for Loan Losses. The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover probable losses inherent in the Bank's loan portfolio. In determining an adequate level of loss reserves, management periodically evaluates the adequacy of the allowance based on the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

time of their examination. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable losses in the loan portfolio.

     Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of carrying value or fair value less the cost to dispose at the date of foreclosure, establishing a new cost basis. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose.

     Real Estate Held for Development or Sale. Real estate properties held for development or sale, are carried at the lower of cost, including capitalized holding costs, or net realizable value. Gains and losses on individual lot sales in a particular development are based on cash received less the estimated cost of sales per lot. Cost of sales is calculated as the current investment in the particular development plus anticipated costs to complete the development, which includes interest capitalized, divided by the remaining number of lots to be sold. Periodic estimates are made as to a development's cost to complete. Per unit cost of sales estimates are adjusted on a prospective basis when, and if, estimated costs to complete change.

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

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is measured based on the expected future cash flows from the use of the asset and its eventual disposition. If expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values.

     Mortgage Servicing Rights. Mortgage servicing rights are initially capitalized upon acquisition, and are subsequently amortized over the estimated life of the loan servicing income stream, using the level-yield method. The balance of mortgage servicing rights is included in the consolidated statements of financial condition in other assets. The Bank conducts periodic impairment analysis by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, and the cost to service such loans. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The Bank stratifies loans by interest rate, maturity, and whether the loans are fixed or adjustable rate. An impairment is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its fair value.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     Income Taxes. The Company and its direct subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to "temporary differences" and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance shall be established against such asset.

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

     Comprehensive Income. Comprehensive income includes net income plus other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income. The Company reports comprehensive income in its consolidated statement of changes in stockholders' equity.

     Segments. The Company uses the management approach for determining segment reporting. Based on the management approach, the Company operates two separate lines of business, retail banking and land development operations.

     Earnings Per Share. Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as future common stock and are considered in the earnings per share calculations only if dilutive, and are the only adjustments made to average shares outstanding in computing diluted earnings per share.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     Weighted average shares used in calculating earnings per share are summarized below.

                                           Year Ended December 31, 2000             Year Ended December 31, 1999
                                     --------------------------------------     --------------------------------------
                                       Income          Shares      Per Share      Income        Shares        Per Share
                                     (Numerator)    (Denominator)   Amount      (Numerator)  (Denominator)     Amount
                                     -----------    -------------   ------      -----------  -------------     ------
                                                       (Dollars in thousands, except per share data)
Income before extraordinary item       $ 56,559                                  $ 51,545
Extraordinary item, net of tax                -                                         -
                                       --------                                  --------
Basic earnings per share:
  Income available to
   common shareholders                   56,559       23,311,135       2.43        51,545      24,253,946         2.13
                                                                      =====                                      =====
Effect of dilutive securities-
  Stock options                                          275,457                                  676,667
                                                      ----------                               ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                         $ 56,559       23,586,592       2.40      $ 51,545      24,930,613         2.07
                                       ========       ==========      =====      ========      ==========        =====

                                             Year Ended December 31, 1998
                                   ------------------------------------------------
                                         Income          Shares       Per Share
                                       (Numerator)    (Denominator)     Amount
                                       -----------    -------------     ------
                                     (Dollars in thousands, except per share data)
Income before extraordinary item          $38,702
Extraordinary item, net of tax               (456)
                                          -------
Basic earnings per share:

  Income available to
   common shareholders                     38,246       22,433,184        $1.70
                                                                          =====
Effect of dilutive securities-
  Stock options                                            764,978
                                                        ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                            $38,246       23,198,162        $1.65
                                          =======       ==========        =====

2.   Acquisitions

     On April 17, 2000, the Bank purchased two branch offices from M&I Bank, FSB, with approximately $89.8 million of deposits. The Company received primarily cash for the deposits in the transaction. The transaction was recorded as a purchase, and generated goodwill and a core deposit intangible of $12.1 million.

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     As of the date of acquisition, Westco had total assets of $312.3 million, loans receivable of $245.2 million, deposits of $259.9 million, and stockholders' equity of $46.7 million. The transaction was accounted for as a purchase, and created goodwill of $31.6 million, and a core deposit intangible of $1.7 million. Premiums and discounts on the fair value adjustments amounted to $3.7 million and $2.6 million, respectively. Acquisition expenses incurred in the transaction included professional fees as well as $4.2 million of severance costs, net of applicable tax benefits. Westco operated one branch in Westchester, Illinois, along with a drive-up facility.

3.   Investment Securities

     Investment securities available for sale and held to maturity are summarized below:

                                                    December 31, 2000                               December 31, 1999
                                         ------------------------------------------    --------------------------------------------
                                                      Gross      Gross                              Gross       Gross
                                        Amortized  Unrealized Unrealized     Fair     Amortized  Unrealized   Unrealized     Fair
                                           Cost       Gains     Losses       Value       Cost       Gains       Losses      Value
                                         --------   --------   --------    --------    --------    --------    --------    --------
                                                                          (Dollars in thousands)
Held to maturity:
United States government
  and agency obligations due:
     After one year to five years        $  9,986        657          -      10,643       9,983         322           -      10,305
Other investment securities                 2,647          -          -       2,647       2,016           -           -       2,016
                                         --------   --------   --------    --------    --------    --------    --------    --------
                                         $ 12,633        657          -      13,290      11,999         322           -      12,321
                                         ========   ========   ========    ========    ========    ========    ========    ========
Available for sale:
United States government
  and agency obligations due:
     Within one year                     $      -          -          -           -      15,004           5          (3)     15,006
     After one year to five years          27,029        164       (113)     27,080      32,000          16        (858)     31,158
     After five to ten years               50,000          -       (627)     49,373      30,000           -      (2,371)     27,629
     After ten or more years                5,000          -       (198)      4,802       5,000           -        (175)      4,825
Equity securities                          10,643      2,599       (617)     12,625      10,576         500        (830)     10,246
Asset-backed securities                    79,617      1,455       (458)     80,614     107,047           2      (1,808)    105,241
                                         --------   --------   --------    --------    --------    --------    --------    --------
                                         $172,289      4,218     (2,013)    174,494     199,627         523      (6,045)    194,105
                                         ========   ========   ========    ========    ========    ========    ========    ========

     The table above classifies investment securities by contractual maturities. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations without penalty.

     As of December 31, 2000 and 1999, the Company recorded unrealized gains (losses) on investment securities available for sale as increases (decreases) to stockholders' equity of $1.3 million and $(3.3) million, respectively, net of deferred income tax expense (benefit) of $873,000 and $(2.2) million. Additionally, during the year ended December 31, 1998, the Company recognized losses deemed other than temporary in marketable equity securities available for sale totaling $375,000.

                      MAF Bancorp, inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     Activity in the sales of investment securities available for sale is as follows:

                                                                                   Year Ended December 31,
                                                                           ----------------------------------------
                                                                              2000           1999          1998
                                                                           --------       --------        ---------
                                                                                        (In thousands)
Total proceeds on sale                                                  $     2,201         34,825        22,139
                                                                           ========       ========       =======
Gross realized gains                                                            336          1,789         1,447
Gross realized losses                                                           (80)           (13)         (332)
                                                                           --------       --------       -------
                                                                                256          1,776         1,115
Losses deemed other than temporary                                                -              -          (375)
                                                                           --------       --------       -------
Net gain                                                                $       256          1,776           740
                                                                           ========       ========       =======

4.   Mortgage-Backed Securities

     Mortgage-backed securities available for sale and held to maturity are summarized below:

                                              December 31, 2000                         December 31, 1999
                                     -------------------------------------   --------------------------------------
                                                Gross      Gross                          Gross       Gross
                                    Carrying  Unrealized Unrealized  Fair     Carrying  Unrealized  Unrealized  Fair
                                      Value     Gains     Losses    Value      Value      Gains      Losses     Value
                                   --------- ---------- ----------  -----    --------  ----------  ----------   -----
                                                                (Dollars in thousands)
Held to maturity:
GNMA pass-through certificates       $   744       36        (1)       779      1,115        50         (10)    1,155
FHLMC pass-through certificates       31,523      372      (131)    31,764     37,804       486        (888)   37,402
FNMA pass-through certificates        15,479      280      (158)    15,601     13,385       158        (362)   13,181
Collateralized mortgage obligations   32,555        -    (1,562)    30,993     41,947         -      (1,590)   40,357
                                      ------    -----   -------   --------   --------     -----      ------    ------
                                     $80,301      688    (1,852)    79,137     94,251       694      (2,850)   92,095
                                      ======    =====   =======   ========   ========     =====     =======    ======
Available for sale:
FHLMC pass-through certificates      $ 2,229       24       (12)     2,241      2,717        28         (29)    2,716
FNMA pass-through certificates         2,816       67        (4)     2,879      3,640        83         (12)    3,711
Collateralized mortgage obligations   18,870      123       (29)    18,964     33,896         5        (625)   33,276
                                      ------    -----   --------   -------   --------   -------        ----    ------

                                     $23,915      214       (45)    24,084     40,253       116        (666)   39,703
                                     =======    =====   =======    =======   ========   =======        ====    ======

     As of December 31, 2000 and 1999, the Company recorded unrealized gains (losses) on mortgage-backed securities available for sale as increases (decreases) to stockholders' equity of $102,000, and $(333,000), respectively, net of deferred income tax expense (benefit) of $67,000 and $(217,000), respectively. During the year ended December 31, 2000, the Company recorded realized losses of $700,000 on the sale of mortgage-backed securities. For the years ended December 31, 1999 and 1998 there were no realized gains or losses on mortgage-backed securities.

     During the years ended December 31, 2000, 1999, and 1998, the Bank swapped $9.3 million, $62.6 million, and $26.6 million, respectively, of loans it originated into mortgage-backed securities, all of which were sold in the same period swapped. Included in mortgage-backed securities at December 31, 2000 and December 31, 1999, are $1.4 million and $1.9 million, respectively, of loans originated by the Bank that were swapped into mortgage-backed securities.

     The carrying value and fair value of mortgage-backed securities by contractual maturity term is shown in the table on the following page. Expected maturities may differ from contractual maturities because of prepayments on underlying mortgage loans.

                      MAF Bancorp, inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

                                                       December 31, 2000                  December 31, 1999
                                                ------------------------------     --------------------------------
                                                                      Weighted                            Weighted
                                                Carrying     Fair      Average       Carrying      Fair     Average
                                                  Value      Value      Yield         Value       Value      Yield
                                                --------     -----    --------     ----------     -----   --------
                                                                     (Dollars in thousands)
Adjustable rate                                 $ 22,988     23,282     7.80%       $  28,003     28,290    6.92%
Fixed rate, 15-year                               14,496     14,364     6.21           17,573     16,702    6.22
Fixed rate, 30-year                               15,307     15,618     7.89           13,085     13,173    8.28
Collateralized mortgage obligations               51,425     49,957     6.20           75,843     73,633    6.12
                                                --------   --------     ----        ---------    -------    ----
                                                $104,216    103,221     6.50%       $ 134,504    131,798    6.51%
                                                ========   ========     ====        =========    =======    ====

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

5.   Loans Receivable Held For Sale

     The Bank classifies loan originations that it intends to sell in the secondary market as held for sale at the time of origination. At December 31, 2000 and 1999, the Bank had $41.1 million and $12.6 million of fixed-rate loans classified as held for sale with weighted average rates of 7.64% and 7.65%, respectively.

6.   Loans Receivable

     Loans receivable are summarized as follows:

                                                                                         December 31,
                                                                              -------------------------------
                                                                                  2000                1999
                                                                              -----------         -----------
                                                                                     (Dollars in thousands)
Real estate loans:
 One-to-four family residential                                               $ 3,807,980           3,479,425
 Multi-family                                                                     173,072             164,878
 Commercial                                                                        41,223              38,817
 Construction                                                                      29,566              27,707
 Land                                                                              40,497              28,602
                                                                              -----------         -----------
   Total real estate loans                                                      4,092,338           3,739,429
Other loans:
 Consumer loans:
  Equity lines of credit                                                          146,020              99,099
  Home equity loans                                                                64,465              48,397
  Other                                                                             4,783               4,757
                                                                              -----------         -----------
   Total consumer loans                                                           215,268             152,253
  Commercial business loans                                                         3,528               3,132
                                                                              -----------         -----------
   Total other loans                                                              218,796             155,385
                                                                              -----------         -----------
                                                                                4,311,134           3,894,814
Unearned discounts, premiums, and deferred loan expenses, net                       7,076               6,323
Loans in process                                                                  (12,912)            (11,893)
Allowance for loan losses                                                         (18,258)            (17,276)
                                                                              -----------         -----------
                                                                              $ 4,287,040           3,871,968
                                                                              ===========         ===========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)


     Adjustable-rate loans included in loans receivable totaled $2.3 billion and $1.9 billion at December 31, 2000 and 1999, respectively.

     Allowance for loan losses. Activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                                                 Year Ended December 31,
                                                                        -------------------------------------
                                                                         2000           1999            1998
                                                                        ------         -------         ------
                                                                                   (In thousands)
Balance at beginning of year                                            $17,276           16,770         15,475
Provision for loan losses                                                 1,500            1,100            800
Balance acquired in acquisition                                               -                -            846
Charge-offs                                                                (531)            (711)          (402)
Recoveries                                                                   13              117             51
                                                                        -------         --------        -------
Balance at end of year                                                  $18,258           17,276         16,770
                                                                        =======         ========        =======

     At December 31, 2000, 1999 and 1998, the Bank had $15.0 million, $14.8 million and $12.6 million, respectively, of loans that were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $768,000, $703,000, and $699,000 for the years ended December 31, 2000, 1999 and 1998, respectively, had these loans been accruing under their contractual terms. Interest income that was included in net income was $350,000, $387,000, and $229,000, for the years ended December 31, 2000, 1999 and 1998, respectively. There were no loans outstanding as of December 31, 2000 and 1999 that the Bank considered impaired.

     Loan servicing and mortgage servicing rights. The Bank services loans for the benefit of others pursuant to loan servicing agreements. Under these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $785.3 million, $1.23 billion, and $1.07 billion, at December 31, 2000, 1999, and 1998, respectively. The decrease in 2000 is due to the sale of servicing rights relating to approximately $600.0 million in mortgage loans, resulting in a pre-tax gain of $4.4 million. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $12.7 million and $20.0 million at December 31, 2000 and 1999, respectively.

     Activity in mortgage servicing rights is as follows for the periods indicated:

                                                                                 Year Ended December 31,
                                                                        -------------------------------------
                                                                         2000           1999            1998
                                                                        ------         -------         ------
                                                                                   (In thousands)
Balance at beginning of year                                            $ 7,334           4,208          2,494
Additions                                                                 3,002           3,497          4,291
Amortization                                                             (1,038)         (1,271)        (1,308)
Carrying value of sold rights                                            (4,191)              -              -
Impairment recovery (writedown)                                               -             900         (1,269)
                                                                        -------         -------         ------
Balance at end of year                                                  $ 5,107           7,334          4,208
                                                                        =======         =======         ======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)


7.   Accrued Interest Receivable

     Accrued interest receivable is summarized as follows:

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                   2000                1999
                                                                                 --------            --------
                                                                                        (In thousands)
Investment securities                                                             $ 3,873               3,289
Mortgage-backed securities                                                            619                 745
Loans receivable                                                                   24,697              20,768
Reserve for uncollected interest                                                   (1,301)             (1,062)
                                                                                 --------            --------
                                                                                  $27,888              23,740
                                                                                 ========            ========

8.   Foreclosed Real Estate

     Foreclosed real estate is summarized as follows:

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                   2000                1999
                                                                                 --------            --------
                                                                                        (In thousands)
Residential real estate                                                           $ 1,762               1,220
Commercial real estate                                                                 46               6,195
                                                                                 --------            --------
                                                                                  $ 1,808               7,415
                                                                                 ========            ========

9.   Real Estate Held for Development or Sale

     Real estate held for development or sale is summarized by project as follows:

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                   2000                1999
                                                                                 --------            --------
                                                                                        (In thousands)
       Tallgrass of Naperville                                                    $ 8,041              11,720
       Reigate Woods                                                                    -               2,112
       Creekside of Remington                                                           -               1,657
       Woodbridge                                                                     290                 400
       Plainfield project                                                           4,387                   -
                                                                                 --------            --------
                                                                                  $12,718              15,889
                                                                                 ========            ========

     Income (loss) from real estate operations is summarized by project for the periods indicated:

                                                                                 Year Ended December 31,
                                                                          -----------------------------------
                                                                            2000          1999          1998
                                                                          --------     ---------     --------
                                                                                     (In thousands)
       Tallgrass of Naperville                                             $ 8,699         3,457          114
       Woodbridge                                                              418         5,163          153
       Harmony Grove                                                           104           479        2,851
       Reigate Woods                                                           210           509          930
       Ashbury                                                                   -          (150)         297
       Clow Creek Farm                                                           -             -          260
       Creekside of Remington                                                  105           172           29
       Woods of Rivermist                                                        -             -            5
       Fields of Ambria                                                          -             -         (122)
                                                                          --------      --------       ------
                                                                           $ 9,536         9,630        4,517
                                                                          ========      ========       ======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)


     Interest capitalized to real estate held for development or sale amounted to $256,000, $536,000, and $267,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  Premises and Equipment

     Premises and equipment are summarized as follows:

                                                                                            December 31,
                                                                                    ----------------------------
                                                                                      2000                1999
                                                                                    ---------           --------
                                                                                           (In thousands)
Land                                                                                  $ 9,280              7,865
Office buildings                                                                       36,487             32,284
Furniture, fixtures and equipment                                                      31,964             26,912
Leasehold improvements                                                                  1,397              1,389
                                                                                    ---------           --------
     Total office properties and equipment, at cost                                    79,128             68,450
Less: accumulated depreciation and amortization                                       (30,224)           (25,961)
                                                                                    ---------           --------
                                                                                      $48,904             42,489
                                                                                    =========           ========

     Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $4.5 million, $4.0 million, and $3.7 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 2000, 1999 and 1998, was $1.2 million, $1.1 million, and $1.2 million, respectively. The projected minimum rentals under existing leases (excluding lease escalations) as of December 31, 2000, are as follows: 2001- $1.4 million; 2002- $1.2 million; 2003- $1.2 million; 2004- $752,000; 2005- $622,000; 2006 and thereafter $2.4 million.

11.  Intangible Assets

     Intangible assets are summarized as follows:

                                                                                    Core deposit
                                                                   Goodwill          Intangible             Total
                                                                   --------          ----------           ---------
                                                                                   (In thousands)
Balance at December 31, 1997                                        $24,606               6,724              31,330
Addition related to Westco acquisition                               31,598               1,702              33,300
Amortization expense                                                 (1,336)             (1,075)             (2,411)
                                                                   --------          ----------           ---------
Balance at December 31, 1998                                         54,868               7,351              62,219
Adjustment related to Westco acquisition                               (192)                  -                (192)
Addition related to branch acquisition                                2,911                 146               3,057
Amortization expense                                                 (2,648)             (1,236)             (3,884)
                                                                  ---------              ------            --------
Balance at December 31, 1999                                         54,939               6,261              61,200
Addition related to branch acquisition                               10,141               1,998              12,139
Amortization expense                                                 (3,118)             (1,357)             (4,475)
                                                                  ---------           ---------           ---------
Balance at December 31, 2000                                        $61,962               6,902              68,864
                                                                  =========           =========           =========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)

12.  Deposits

     Deposit account balances by interest rate are summarized as follows:

                                                   December 31, 2000                      December 31, 1999
                                         ----------------------------------       ---------------------------------
                                                                  Weighted                               Weighted
                                                         % of      Average                       % of     Average
                                            Amount       Total      Rate            Amount       Total      Rate
                                         ------------  --------  ----------       ----------   --------  ----------
                                                                 (Dollars in thousands)
Commercial checking accounts              $   48,472       1.6%        -%          $   49,076        1.8%      -%
Non-interest bearing checking                 92,471       3.1         -               68,845        2.6       -
Interest bearing NOW accounts                250,496       8.4      1.25              222,541        8.2    1.27
Money market accounts                        229,058       7.7      4.36              162,303        6.0    3.36
Passbook accounts                            738,606      24.9      2.49              726,176       26.9    2.49
                                         -----------   -------      ----          -----------   --------    ----
                                           1,359,103      45.7      2.32            1,228,941       45.5    2.14
                                         -----------   -------      ----          -----------   --------    ----
Certificate accounts:
    Less than 5.00%                           71,102       2.4      4.75              525,916       19.5    4.69
   5.00% to 5.99%                            693,431      23.3      5.65              774,505       28.7    5.46
   6.00% to 6.99%                            806,635      27.1      6.45              130,976        4.9    6.29
   7.00% and greater                          43,664       1.5      7.11               37,945        1.4    7.54
                                         -----------   -------      ----          -----------   --------    ----
                                           1,614,832      54.3      6.05            1,469,342       54.5    5.31
                                         -----------   -------      ----          -----------   --------    ----
Unamortized premium                              278         -                            959          -
                                         -----------   -------                    -----------   --------
      Total deposits                      $2,974,213     100.0%     4.34%          $2,699,242      100.0%   3.87%
                                         ===========   =======      ====          ===========   ========    ====

     Scheduled maturities of certificate accounts at December 31, 2000 are as follows (in thousands):

12 months or less                                               $ 1,024,282
13 to 24 months                                                     455,055
25 to 36 months                                                      87,646
Over 36 months                                                       47,849
                                                                -----------
                                                                $ 1,614,832
                                                                ===========

     Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                                                                  Year Ended December 31
                                                                         ---------------------------------------
                                                                           2000            1999           1998
                                                                         ---------      ---------       --------
                                                                                      (In thousands)
    NOW and money market accounts                                         $ 10,100          8,042          6,851
    Passbook accounts                                                       18,383         18,268         17,132
    Certificate accounts                                                    87,026         73,355         71,805
                                                                         ---------       --------        -------
                                                                          $115,509         99,665         95,788
                                                                         =========       ========        =======

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $266.7 million and $224.8 million at December 31, 2000 and 1999, respectively.

     At December 31, 2000, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and market value of $18.7 million, were pledged as collateral for certain jumbo certificates.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


13.  Borrowed Funds

     Borrowed funds are summarized as follows:

                                                             December 31, 2000                  December 31, 1999
                                                  ---------------------------------------    ----------------------
                                                                    Weighted                 Weighted
                                                   Interest Rate    Average                  Average
                                                       Range         Rate        Amount       Rate        Amount
                                                  ---------------    ------   -----------    -------    -----------
                                                                          (Dollars in thousands)
Fixed-rate advances from FHLB due:
   Within 1 year                                  5.62%  - 6.84%      6.37%   $   365,000      6.63%    $   105,000
   1 to 2 years                                   5.99   - 7.40       6.43        305,000      6.28         390,000
   2 to 3 years                                   5.84   - 6.78       6.35         55,500      6.21         275,000
   3 to 4 years                                   5.83   - 7.22       6.61        205,000      6.35          55,500
   4 to 5 years                                   4.87   - 7.20       6.16        195,000      6.54          65,000
   5 to 6 years                                   6.82   - 6.82       6.82         30,000      5.57         105,000
   6 to 8 years                                   4.81   - 5.86       5.26        285,000       -                 -
   Greater than 8 years                           5.42   - 5.86       5.62         80,000      5.30         385,000
                                                  --------------      ----    -----------      ----     -----------
      Total fixed rate advances                   4.81   - 7.40       6.15      1,520,500      5.98       1,380,500
Adjustable-rate advances from FHLB due:
   Within 1 year                                  6.70   - 6.87       6.81        100,000       -                 -
   1 to 2 years                                   6.87   - 6.87       6.87         25,000      6.35          50,000
   2 to 3 years                                    -     -  -          -                -      6.62          25,000
   Greater than 3 years                           6.53   - 6.64       6.58         50,000      6.26          25,000
                                                  --------------      ----    -----------      ----     -----------
      Total adjustable rate advances              6.53   - 6.87       6.75        175,000      6.40         100,000
                                                  --------------      ----    -----------      ----     -----------
      Total advances from FHLB                    4.81%  - 7.40%      6.21      1,695,500      6.01       1,480,500
                                                  ==============      ----    -----------               -----------

Fixed-rate reverse repurchase agreements                               -                -      5.86           9,963
Unsecured term bank loan                                              7.72         29,400      7.17          29,900
Other borrowings                                                      7.71          4,000      4.20           6,000
                                                                      ----    -----------      ----     -----------
      Total borrowed funds                                            6.24%   $ 1,728,900      6.02%    $ 1,526,363
                                                                      ====    ===========      ====     ===========

     Federal Home Loan Bank of Chicago Advances. The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2000, the Bank has $175.0 million of adjustable-rate advances that are indexed to the one or three month London interbank offering rate.

     Included in FHLB of Chicago advances at December 31, 2000 are $535.0 million of fixed-rate advances with original scheduled maturities of 4 to 10 years, which are callable at the discretion of the FHLB of Chicago as follows:
$60.0 million at 6.3% in 2001, $105.0 million at 5.5% in 2002, $240.0 million at
5.9% in 2003, $80.0 million at 5.4% in 2004 and $50.0 million at 4.6% in 2005.
The Bank also holds $25.0 million of adjustable-rate advances callable in 2001. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advances prior to their final maturity.

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

                                                   Year Ended December 31,
                                              -------------------------------
                                                 2000       1999       1998
                                              ---------  ---------   --------
                                                        (In thousands)
   Balance at end of period                    $     -       9,963     20,000
   Maximum month-end balance                    19,813      29,700     44,804
   Average balance                              11,354      17,155     30,750
   Weighted average rate at end of period            -%       5.86       6.35
   Weighted average rate on average balance       6.23        6.20       6.33
                                              ========   =========   ========

     At December 31, 2000, the bank has no outstanding repurchase agreements. At December 31, 1999, reverse repurchase agreements were collateralized by investment and mortgage-backed securities with a carrying value of $10.0 million and a market value of $10.0 million.

     Unsecured Term Bank Loan. The Company obtained a $35.0 million unsecured term bank loan in conjunction with its acquisition of Northwestern. The loan provides for an interest rate of the prime rate or 1% over one-, two-, three-, six- or twelve-month LIBOR at management's discretion adjustable and payable at the end of the repricing period. The loan currently carries an interest rate of 1% over three-month LIBOR. At December 31, 2000, the balance of the unsecured term loan is $29.4 million. Prepayments of principal are allowed.

     Scheduled principal repayments of the unsecured term bank loan are as follows as of December 31, 2000 (in thousands):

           December 31, 2001                           $  1,500
           December 31, 2002                              9,200
           December 31, 2003                             18,700
                                                       --------
                                                       $ 29,400
                                                       ========

     Other Borrowings. In conjunction with the term bank loan, the Company also maintains a $25.0 million one year unsecured revolving line of credit, renewable annually on May 31. $4.0 million was outstanding on the line of credit as of December 31, 2000 at one month LIBOR plus 1%. The interest rate on the line of credit is the prime rate minus 0.5% or 1% over one-, two-, three-, six- or twelve-month LIBOR, at management's discretion with interest payable at the end of the repricing period. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 2000, the Company was in compliance with these covenants. At December 31, 1999 other borrowings included a $6.0 million industrial revenue bond obligation collateralizing a commercial office complex that the Bank foreclosed on in 1998 and subsequently sold in June 2000.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


     Interest expense on borrowed funds is summarized as follows for the periods indicated:

                                                  Year Ended December 31,
                                            ----------------------------------
                                              2000          1999        1998
                                            ---------    ---------    --------
                                                       (In thousands)

    FHLB of Chicago advances                $  98,096       65,060      47,936
    Unsecured term bank loan                    2,258        2,086       2,306
    Reverse repurchase agreements                 696        1,055       1,936
    Unsecured revolving line of credit            510          331           -
    Subordinated capital notes                      -            -       2,165
    Collateralized mortgage obligations             -            -         216
    Other borrowings                              104          204         228
                                            ---------    ---------    --------
                                            $ 101,664       68,736      54,787
                                            =========    =========    ========

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

     The following is a summary of the Bank's forward sales commitment activity for the periods indicated:

                                                           Year Ended December 31,
                                                     --------------------------------------
                                                        2000          1999         1998
                                                     ----------    ----------    ----------
                                                                  (In thousands)
Balance at beginning of year                         $   20,089       112,346         7,088
New forward commitments to deliver loans                363,519       310,634       542,807
Loans delivered to satisfy forward commitments         (335,665)     (402,891)     (437,549)
                                                     ----------    ----------    ----------
Balance at end of year                               $   47,943        20,089       112,346
                                                     ==========    ==========    ==========

     The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain on sale of mortgage loans for the year ended December 31, 2000, 1999 and 1998 are $(65,000), $159,000, and $(110,000), of net
futures gains (losses), respectively, from hedging activities. At December 31, 2000, the Bank had $78,000 of net deferred losses on futures contracts. At December 31, 1999, the Bank had $12,000 of net deferred gains on futures contracts.

     The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

                                                 Year Ended December 31,
                                         -------------------------------------
                                            2000          1999          1998
                                         ---------     ---------     ---------
                                                     (In thousands)
Balance at beginning of year             $       -         1,000             -
Interest rate futures contracts sold        35,400        73,700        59,700
Interest rate futures contracts closed     (35,400)      (74,700)      (58,700)
                                         ---------       -------     ---------
Balance at end of year                   $       -             -         1,000
                                         =========     =========     =========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


15.  Income Taxes

     Total income tax expense was allocated as follows for the periods indicated:

                                                              Year Ended December 31,
                                                      ---------------------------------------
                                                         2000          1999            1998
                                                      ---------       -------        --------
                                                                  (In thousands)
   Income from continuing operations                  $  32,311        31,210          23,793
   Extraordinary item                                         -             -            (294)
   Stockholders' equity, for compensation
    expense recognized for tax purposes in excess
    of amounts for financial reporting purposes          (2,425)       (1,008)           (152)
   Stockholders' equity, for change in unrealized
    gain (loss) on available for sale securities          3,337        (2,680)           (734)
                                                      ---------       -------        --------
                                                      $  33,223        27,522          22,613
                                                      =========       =======        ========

     Retained earnings at December 31, 2000 include $59.4 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $23.5 million.

     Income tax expense (benefit) attributable to income from continuing operations is summarized below:

                                               Year Ended December 31,
                                       ------------------------------------
                                          2000           1999         1998
                                       --------        -------      -------
                                                    (In thousands)
         Current:
              Federal                  $ 29,866         26,598       21,057
              State                       1,783          3,107        3,054
                                       --------        -------      -------
                                         31,649         29,705       24,111
                                       --------        -------      -------
         Deferred:
              Federal                       477          1,235         (222)
              State                         185            270          (96)
                                       --------        -------      -------
                                            662          1,505         (318)
                                       --------        -------      -------

         Total income tax expense
           attributed to income from
           continuing operations       $ 32,311         31,210       23,793
                                       ========        =======      =======

     The reasons for the differences between the effective income tax rate attributable to income from continuing operations and the corporate federal income tax rate are summarized in the following table:

                                                         Percentage of
                                                  Income Before Income Taxes
                                               --------------------------------
                                                     Year Ended December 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               -------     -------     --------

Federal income tax rate                           35.0%       35.0        35.0
Items affecting effective income tax rate:
  State income taxes, net of federal benefit       1.4         2.6         2.9
  Other items, net                                   -         0.1         0.2
                                               -------      ------     -------
Effective income tax rate                         36.4%       37.7        38.1
                                               =======      ======     =======

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to consolidated Financial Statements - (Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                           December 31,
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------    ----------
                                                                          (In thousands)
Deferred tax assets:
  Deferred compensation                                             $    4,879         4,511
  Book general loan loss reserves                                        7,595         6,881
  Book versus tax basis of real estate held for sale                       243           511
  Book versus tax basis of loans receivable                                373           186
  Book versus tax basis of securities                                        -         1,441
  Book versus tax basis of deposits                                          -           367
  Other                                                                  1,144           786
                                                                    ----------    ----------
     Total deferred tax assets                                          14,234        14,683
Deferred tax liabilities:
  Loan origination fees                                                 (3,139)       (2,693)
  Excess of tax bad debt reserve over base year amount                  (1,515)       (1,981)
  Book versus tax basis of land and fixed assets                        (2,383)       (2,050)
  Book versus tax basis of capitalized servicing                        (2,127)       (2,825)
  Book versus tax basis of intangible assets                            (2,104)       (2,453)
  Book versus tax basis of securities                                   (4,472)            -
  Other                                                                  (494)          (405)
                                                                    ----------    ----------
     Total deferred tax liabilities                                    (16,234)      (12,407)
                                                                    ----------    ----------
     Net deferred tax asset (liability)                             $   (2,000)        2,276
                                                                    ==========    ==========

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

17.  Regulatory Capital

     The Bank is subject to regulatory capital requirements under the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators which could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

     Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2000.

     The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                 Actual             Adequacy Purposes       Action Provisions
                                          --------------------    --------------------     -------------------
                                            Amount      Ratio       Amount      Ratio        Amount     Ratio
                                          ----------   -------    ----------   -------     ---------   -------
                                                                 (Dollars in thousands)
As of December 31, 2000:
   Tangible capital
     (to total assets)                    $  321,931    6.32%     *$   76,408   *1.50%          N/A
   Core capital
     (to total assets)                    $  321,931    6.32%     *$  152,816   *3.00%     *$ 254,694   *5.00%
   Total capital
     (to risk-weighted assets)            $  336,801   11.98%     *$  224,878   *8.00%     *$ 281,098  *10.00%
   Core capital
     (to risk-weighted assets)            $  321,931   11.45%           N/A                *$ 168,659   *6.00%

As of December 31, 1999:
   Tangible capital
     (to total assets)                    $  288,177    6.32%     *$   68,391   *1.50%          N/A
   Core capital
     (to total assets)                    $  288,177    6.32%     *$  136,782   *3.00%     *$ 227,970   *5.00%
   Total capital
     (to risk-weighted assets)            $  305,453   12.32%     *$  198,423   *8.00%     *$ 248,029  *10.00%
   Core capital
     (to risk-weighted assets)            $  288,177   11.62%           N/A                *$ 148,817   *6.00%

* more than and equal to

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     OTS regulations require that in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $2.4 million investment in NW Financial at December 31, 2000.

     OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company. If the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year, does not exceed the Bank's net income of that year to date combined with the retained net income of the preceding two years, the Bank must file a notice of such proposed dividend with the OTS. At December 31, 2000, $48.4 million of the Bank's retained earnings were available for dividend declaration under this standard. Proposed capital distributions in excess of this retained net income standard are not prohibited but are merely subject to greater regulatory review through an application process.

     As of December 31, 2000 and 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank's category.

18.  Officer, Director and Employee Benefit Plans

     Employee Stock Ownership Plan (ESOP). The Mid America Bank, fsb ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company's stock. For the years ended December 31, 2000, 1999 and 1998, total contributions to the ESOP were $1.0 million, $960,000, and $800,000, respectively which were expensed. The ESOP purchased 60,078, 42,308, and 34,314 of the Company's shares for the years ended December 31, 2000, 1999 and 1998, respectively.

     Profit Sharing Plan/401(k) Plan. The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax contributions of up to 15% of their compensation and after-tax contributions of up to 10% of compensation, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35%, up to a $1,200 maximum matching contribution per employee. The Bank, at its discretion, may make additional contributions. Employees' contributions vest immediately while the Bank's contributions vest gradually based on an employee's years of service. The Bank made discretionary and matching contributions of $1.0 million, $960,000, and $800,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Stock Option Plans. The Company and its shareholders have adopted stock option plans for the benefit of employees and directors of the Bank.

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

     The number of shares of common stock authorized under the MAF Bancorp 1990 Incentive Stock Option Plan ("Incentive Plan") is 2,227,791. The option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. A summary of the stock option activity and related information in the Incentive Plan follows:

                                                                 Year Ended December 31,
                                     ----------------------------------------------------------------------------
                                             2000                        1999                       1998
                                     ----------------------     ----------------------     ----------------------
                                                   Average                    Average                    Average
                                                   Exercise                   Exercise                   Exercise
                                       Shares        Price        Shares       Price         Shares       Price
                                     ---------     --------     ---------     --------     ---------     --------
Beginning of year                    1,578,677     $  16.02     1,293,676     $   7.72     1,195,402     $   4.15
Granted                                 22,750        18.19       679,325        24.20       232,450        23.65
Exercised                             (364,282)        2.38      (384,264)        2.32      (131,176)        3.07
Cancelled                              (18,190)       24.18       (10,060)       25.11        (3,000)       23.46
                                     ---------     --------     ---------     --------     ---------     --------
End of year                          1,218,955     $  20.01     1,578,677     $  16.02     1,293,676     $   7.72
                                     =========     ========     =========     ========     =========     ========
Options exercisable                    790,519        18.08       878,889         9.94     1,093,172         4.95
                                     =========     ========     =========     ========     =========     ========
Fair value of options
   granted during year                             $   6.95                   $   9.88                   $   9.92
                                                   ========                   ========                   ========

     At December 31, 2000, options for 157,474 shares were available for grant under the Incentive Plan, which includes additions to the available shares of 191,696, representing shares surrendered in connection with stock option exercises. Cancelled shares also increase the number of shares available for grant under the Incentive Plan.

     The number of shares of common stock authorized under the MAF Bancorp, Inc. 1993 Premium Price Stock Option Plan is 556,875. The option exercise price equals 133% of the fair market value of the common stock on the date of grant with respect to executive officers, 110% with respect to directors and 100% with respect to non-executive employees. The option term cannot exceed 10 years. A summary of the stock option activity and related information in the Premium Plan follows:

                                                                 Year Ended December 31,
                                    -----------------------------------------------------------------------------
                                             2000                        1999                       1998
                                    -----------------------    -----------------------     ----------------------
                                                   Average                    Average                    Average
                                                   Exercise                   Exercise                   Exercise
                                      Shares        Price        Shares        Price         Shares        Price
                                    ----------     --------    ----------     --------     ----------    --------
Beginning of year                      519,359     $  19.54       416,612     $  16.54        383,536    $  13.85
Granted                                      -            -       102,747        31.71         63,870       30.81
Exercised                               (2,000)       11.78             -            -        (30,794)      12.62
                                    ----------                 ----------                  ----------
End of year                            517,359        19.57       519,359     $  19.54        416,612    $  16.54
                                    ==========     ========    ==========     --------     ==========    --------
Options exercisable                    517,359        19.57       519,359        19.54        409,112       16.58
                                    ==========     ========    ==========     ========     ==========    ========
Fair value of options
   granted during year                             $      -                   $   7.96                   $   8.07
                                                   ========                   ========                   ========

     At December 31, 2000, no options were available for grant under the Premium Plan.

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

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

A summary of the activity in these carryover stock options is as follows:

                                                                 Year Ended December 31,
                                    ------------------------------------------------------------------------------
                                            2000                         1999                       1998
                                    ---------------------       ----------------------     -----------------------
                                                 Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                     Shares        Price         Shares         Price         Shares         Price
                                    --------     --------       --------      --------       --------     --------
Beginning of year                    141,066     $   4.51        282,603      $   4.80          5,802     $   2.13
Carryover options issued                   -            -              -             -        268,301         4.94
Exercised                            (58,997)        4.14       (141,537)         5.09         (1,500)        2.13
                                    --------                    --------                     --------
End of year                           82,069     $   4.78        141,066      $   4.51        282,603     $   4.80
                                    ========     ========       ========      ========       ========     ========
Options exercisable                   82,069     $   4.78        141,066      $   4.51        282,603     $   4.80
                                    ========     ========       ========      ========       ========     ========

     In 2000, the Company adopted the MAF Bancorp 2000 Stock Option Plan, under which 300,000 shares of common stock were authorized to be issued. As of December 31, 2000, no options have been granted under this plan and 300,000 shares were available to be issued.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                          Options Outstanding                            Options Exercisable
                          ---------------------------------------------------       ------------------------------
                                         Weighted-Average    Weighted-Average                     Weighted-Average
      Range of               Options        Remaining           Exercise              Options         Exercise
   Exercise Prices        Outstanding      Life (yrs.)            Price             Exercisable         Price
--------------------      -----------      -----------            -----             -----------         -----
$  3.77  to  $  6.94         230,943          1.54              $  4.39                230,943        $  4.39
  10.78  to    19.68         504,900          5.18                13.43                502,234          13.41
  20.24  to    35.99       1,082,540          8.07                25.05                656,770          25.97
                           ---------                                                 ---------
                           1,818,383          6.44              $ 19.20              1,389,947        $ 17.85
                           =========          ====              =======              =========         ======

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                          Year Ended December 31,
                                                              -------------------------------------------------
                                                                2000                1999                  1998
                                                              -------              ------                ------
                                                                (Dollars in thousands, except per share data)
     Net income                         As reported           $56,559              51,545                38,246
                                        Pro-forma              53,939              48,881                36,627
     Basic earnings per share           As reported              2.43                2.13                  1.70
                                        Pro-forma                2.31                2.02                  1.63
     Diluted earnings per share         As reported              2.40                2.07                  1.65
                                        Pro-forma                2.27                1.97                  1.58
                                                              =======              ======                ======

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2000, 1999, and 1998, respectively: dividend yield of 2.21%, 1.37%, and .84%; expected volatility of 27.8%, 26.7%, and 21.1%; risk-free interest rates of 6.28%, 5.51% and 5.80%; expected life of 10 years for each period.

                      MAF Bancorp. Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

       The following table sets forth the change in benefit obligations and the related assumptions for the SERP for the periods indicated:


                                                                                        Year Ended December 31,
                                                                              -------------------------------------
                                                                                  2000       1999         1998
                                                                              ----------- ------------  -----------
                                                                                           (In thousands)
Projected benefit obligation - beginning of year                               $  1,552         1,298           850
Service cost                                                                        351           386           283
Interest cost                                                                       125            96            63
Actuarial (gains) losses                                                            186          (223)          107
Benefits paid                                                                        (5)           (5)           (5)
                                                                               --------        ------       -------
Projected benefit obligation - end of year                                     $  2,209         1,552         1,298
                                                                               ========        ======       =======

Funded status                                                                    (2,209)       (1,552)       (1,298)
Unrecognized (gain) loss                                                            143           (42)          191
                                                                               --------        ------       -------
Prepaid (accrued) benefit cost                                                 $ (2,066)       (1,594)       (1,107)
                                                                               ========        ======       =======

Weighted average assumptions:
Discount rate                                                                      8.00 %        7.00         7.50
Rate of compensation increase                                                      5.00          5.00         5.00
                                                                               ========        ======       ======

                      MAF Bancorp. Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     The following sets forth the components of the net periodic benefit cost related to the SERP for the year indicated:

                                                 Year Ended December 31,
                                             --------------------------------
                                              2000         1999        1998
                                             ------       -------     -------
                                                      (In thousands)
Service cost                                 $  351           386         283
Interest cost                                   125            96          63
Unrecognized net (gain) loss                      -            10           -
                                             ------       -------     -------
Net periodic benefit cost                    $  476           492         346
                                             ======       =======     =======

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

     Commitments to originate and purchase loans of $320.7 million at December 31, 2000, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $170.9 million were fixed-rate, with rates ranging from 6.00% to 8.875%, and $149.8 million were adjustable-rate loans. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. At December 31, 2000, forward commitments to sell mortgage loans for future delivery were $47.9 million, of which $41.1 million are related to loans held for sale, and $6.8 million are unfunded as of December 31, 2000.

     Additionally, the Bank has approved, but unused, home equity lines of credit of $144.2 million at December 31, 2000. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the homes current appraised value, less existing liens, at a commensurate higher interest rate.

     At December 31, 2000, the Bank had standby letters of credit totaling $14.4 million. Two of these standby letters of credit total $13.3 million, and enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. At December 31, 2000, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and market value of $21.0 million and $23.6 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in

                      MAF Bancorp. Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

extending a loan to a customer, as performance under the letters of credit creates a first position lien in favor of the Bank. Additionally, at December 31, 2000, the Company had standby letters of credit totaling $6.8 million, which ensure the completion of land development improvements on behalf of MAF Developments, Inc.

     The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

     In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. The Bank's loan portfolio primarily consists of loans within its market area. At December 31, 2000 and 1999, loans representing 94.1% and 94.6%, respectively, of the Bank's total loans receivable were located in the state of Illinois.

20. Parent Company Only Financial Information

     The information as of December 31, 2000, and 1999, and for the years ended December 31, 2000, 1999, and 1998, presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

                                                              December 31,
                                                     -------------------------
Condensed Statements of Financial Condition            2000             1999
                                                     ---------        --------
                                                           (In thousands)
Assets:

   Cash and cash equivalents                        $  2,940             4,137
   Investment securities                               8,957             8,205
   Equity in net assets of subsidiaries              410,777           365,056
   Other assets                                        3,861            11,180
                                                    --------          --------
                                                    $426,535           388,578
                                                    ========          ========

Liabilities and Stockholders' Equity:
  Liabilities:

   Unsecured term bank loan and line of credit      $ 33,400            29,900
   Accrued expenses                                    5,406             5,757
                                                    --------          --------
   Total liabilities                                  38,806            35,657
                                                    --------          --------
  Stockholders' equity:
   Common stock                                          254               254
   Additional paid-in capital                        198,068           194,874
   Retained earnings, substantially restricted       237,867           198,156
   Stock in Gain Deferral Plan                           511               511
   Accumulated other comprehensive income (loss)       1,435            (3,675)
   Treasury stock                                    (50,406)          (37,199)
                                                    --------          --------
   Total stockholders' equity                        387,729           352,921
                                                    --------          --------
                                                    $426,535           388,578
                                                    ========          ========

                      MAF Bancorp, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

                                                                                      Year Ended December 31,
                                                                                -----------------------------------
Condensed Statements of Operations                                                2000         1999         1998
                                                                                --------     --------     ---------
                                                                                          (In thousands)
Dividend income from the Bank                                                   $ 20,000       35,000        50,000
Interest income                                                                      564        1,360         1,874
Interest expense                                                                   2,775        2,436         4,493
                                                                                --------     --------     ---------
   Net interest and dividend income                                               17,789       33,924        47,381
Gain on sale of investments, net                                                     256        1,330           740
Non-interest expense                                                               1,911        1,872         1,917
Extraordinary item, net of tax benefit                                                 -            -          (456)
                                                                                --------     --------     ---------
   Net income before income tax benefit and
     other adjustments                                                            16,134       33,382        45,748
Income tax benefit                                                                (1,595)        (743)       (1,615)
                                                                                --------     --------     ---------
   Net income before other adjustments                                            17,729       34,125        47,363
Dividend income in excess of equity in earnings of subsidiaries                        -            -       (10,865)
Equity in undistributed earnings of subsidiaries                                  38,830       17,420         1,748
                                                                                --------     --------     ---------
   Net income                                                                   $ 56,559       51,545        38,246
                                                                                ========     ========     =========

                                                                                      Year Ended December 31,
                                                                                -----------------------------------
Condensed Statements of Cash Flows                                                2000         1999         1998
                                                                                --------     --------     ---------
                                                                                          (In thousands)
Operating activities:
   Net income                                                                 $   56,559       51,545        38,246
   Equity in undistributed earnings of subsidiaries                              (38,830)     (17,420)       (1,748)
   Dividend income in excess of equity in subsidiaries                                 -            -        10,865
   Extraordinary item, net of tax benefit                                              -            -           456
   Gain on sale of investment securities                                            (256)      (1,330)         (740)
   Amortization of premiums and discounts                                              -            -            71
   Net decrease (increase) in other assets and liabilities,
     net of effects from acquisitions                                              4,932       (1,816)       13,946
                                                                              ----------     --------     ---------
     Net cash provided by operating activities                                    22,405       30,979        61,096
Investing activities:
   Proceeds from sale of investment securities                                     2,201        7,036        12,146
   Proceeds from maturity of investment securities                                     -            -           500
   Purchases of investment securities                                             (1,631)      (2,676)      (13,769)
   Payment for acquisitions, net of cash acquired                                      -            -       (76,959)
                                                                              ----------     --------     ---------
     Net cash provided by (used in) investing activities                             570        4,360       (78,082)
Financing activities:
   Proceeds from issuance of common stock                                              -            -        72,713
Proceeds from exercise of stock options                                              221          893           324
   Proceeds from borrowings                                                       15,000       21,000             -
   Repayment of borrowings                                                       (11,500)     (24,100)      (29,100)
   Purchases of treasury stock                                                   (19,071)     (35,147)      (22,924)
   Cash dividends paid                                                            (8,822)      (7,610)       (5,275)
                                                                              ----------     --------     ---------
     Net cash provided by (used in) financing activities                         (24,172)     (44,964)       15,738
                                                                              ----------     --------     ---------
     Decrease in cash and cash equivalents                                        (1,197)      (9,625)       (1,248)
Cash and cash equivalents at beginning of year                                     4,137       13,762        15,010
                                                                              ----------     --------     ---------
Cash and cash equivalents at end of year                                      $    2,940        4,137        13,762
                                                                              ==========     ========     =========

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

     The Company operates two separate lines of business. The Bank operates primarily as a retail consumer bank, participating in mortgage loan portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the table below:

                                                                     Year Ended December 31, 2000
                                                ----------------------------------------------------------------------
                                                    Retail             Land                             Consolidated
                                                    Banking         Development        Eliminations         Total
                                                    -------         -----------        ------------      ----------
                                                                            (In thousands)
Interest income                                  $   343,319                -                (216)          343,103
Interest expense                                     217,173              216                (216)          217,173
                                                 -----------          -------            --------        ----------
  Net interest income                                126,146             (216)                  -           125,930
Provision for loan losses                              1,500                -                   -             1,500
                                                 -----------          -------            --------        ----------
  Net interest income after provision                124,646             (216)                  -           124,430
Non-interest income                                   27,907            9,536                   -            37,443
Non-interest expense                                  72,251              752                   -            73,003
                                                 -----------          -------            --------        ----------
Income before income taxes                            80,302            8,568                   -            88,870
Income tax expense                                    28,912            3,399                   -            32,311
                                                 -----------          -------            --------        ----------
Net income                                       $    51,390            5,169                   -            56,559
                                                 ===========          =======            ========        ==========
Average assets                                   $ 4,936,570           11,662                   -         4,948,232
                                                 ===========          =======            ========        ==========

                                                                     Year Ended December 31, 1999
                                                ----------------------------------------------------------------------
                                                    Retail             Land                           Consolidated
                                                    Banking         Development        Eliminations        Total
                                                    -------         -----------        ------------      ----------
                                                                           (In thousands)
Interest income                                  $   286,457                -              (1,365)          285,092
Interest expense                                     168,401            1,365              (1,365)          168,401
                                                 -----------          -------            --------        ----------
  Net interest income                                118,056           (1,365)                  -           116,691
Provision for loan losses                              1,100                -                   -             1,100
                                                 -----------          -------            --------        ----------
  Net interest income after provision                116,956           (1,365)                  -           115,591
Non-interest income                                   25,214            9,630                   -            34,844
Non-interest expense                                  66,885              795                   -            67,680
                                                 -----------          -------            --------        ----------
Income before income taxes                            75,285            7,470                   -            82,755
Income tax expense                                    28,247            2,963                   -            31,210
                                                 -----------          -------            --------        ----------
Net income                                       $    47,038            4,507                   -            51,545
                                                 ===========          =======            ========        ==========
Average assets                                   $ 4,259,190           24,501                   -         4,283,691
                                                 ===========          =======            ========        ==========

                      MAF Bancorp, Inc. and Subsidiaries
            Notes to Consolidated Financial Statement - (Continued)

                                                                     Year Ended December 31, 1998
                                                --------------------------------------------------------------------
                                                    Retail             Land                            Consolidated
                                                    Banking         Development        Eliminations        Total
                                                    -------         -----------        ------------      ----------
                                                                           (In thousands)
Interest income                                $     249,309                -              (2,046)          247,263
Interest expense                                     150,575            2,046              (2,046)          150,575
                                                     -------          -------            --------           -------
  Net interest income                                 98,734           (2,046)                  -            96,688
Provision for loan losses                                800                -                   -               800
                                                     -------          -------            --------           -------
  Net interest income after provision                 97,934           (2,046)                  -            95,888
Non-interest income                                   21,033            4,517                   -            25,550
Non-interest expense                                  58,386              557                   -            58,943
                                                     -------          -------            --------           -------
Income before income taxes                            60,581            1,914                   -            62,495
Income tax expense                                    23,034              759                   -            23,793
Extraordinary item, net of tax                          (456)               -                   -              (456)
                                                     -------          -------            --------           -------
Net income                                     $      37,091            1,155                   -            38,246
                                                     =======          =======            ========           =======
Average assets                                 $   3,541,341           28,174                   -         3,569,515
                                                   =========          =======            ========         =========

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

     The estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are set forth in the following table below.

                                                      December 31, 2000                      December 31, 1999
                                               ----------------------------           -----------------------------
                                                Carrying           Fair                 Carrying           Fair
                                                 Amount            Value                 Amount            Value
                                               -----------      -----------           -----------       -----------
                                                                          (In thousands)
Financial assets:
     Cash and cash equivalents              $      270,520          270,520               158,040           158,040
Investment securities                              271,902          272,559               281,129           281,451
     Mortgage-backed securities                    104,385          103,221               133,954           131,798
     Loans receivable                            4,328,114        4,353,349             3,884,569         3,821,782
     Interest receivable                            27,888           27,888                23,740            23,740
                                               -----------      -----------           -----------       -----------
        Total financial assets              $    5,002,809        5,027,537             4,481,432         4,416,811
                                               ===========      ===========           ===========       ===========
Financial liabilities:
     Non-maturity deposits                  $    1,359,103        1,359,103             1,228,941         1,228,941
     Deposits with stated maturities             1,615,110        1,619,670             1,470,301         1,470,134
     Borrowed funds                              1,728,900        1,741,300             1,526,363         1,500,602
     Interest payable                                9,314            9,314                 7,653             7,653
                                               -----------      -----------           -----------       -----------
        Total financial liabilities         $    4,712,427        4,729,387             4,233,258         4,207,330
                                               ===========      ===========           ===========       ===========

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

     Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 2000 and 1999, the fair value of the Bank's mortgage loan commitments of $320.7 million and $318.3 million, respectively, was $5.8 million and $(2.3) million, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 2000 and 1999.

                      MAF Bancorp, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements - (End)


23.  Selected Quarterly Financial Data (Unaudited)

     The following are the consolidated results of operations on a quarterly basis:

                                                                           Year Ended December 31, 2000
                                                                 --------------------------------------------------
                                                                   First        Second        Third       Fourth
                                                                  Quarter       Quarter      Quarter      Quarter
                                                                 --------------------------------------------------
                                                                  (Dollars in thousands, except per share amounts)
Interest income                                                  $   80,091       84,631       88,310        90,071
Interest expense                                                     49,548       52,570       56,475        58,580
                                                                 ----------   ----------   ----------    ----------
   Net interest income                                               30,543       32,061       31,835        31,491
Provision for loan losses                                               300          300          500           400
                                                                 ----------   ----------   ----------    ----------
   Net interest income after provision for loan losses               30,243       31,761       31,335        31,091
Net gain (loss) on sale of assets                                       262         (421)       4,586           937
Income from real estate operations                                    2,475        2,701        2,625         1,735
Other income                                                          5,022        5,538        5,975         6,008
Non-interest expense                                                 17,686       17,997       18,438        18,882
                                                                 ----------   ----------   ----------    ----------
   Income before income taxes                                        20,316       21,582       26,083        20,889
Income tax expense                                                    7,207        7,911        9,570         7,623
                                                                 ----------   ----------   ----------    ----------
   Net income                                                    $   13,109       13,671       16,513        13,266
                                                                 ==========   ==========   ==========    ==========
Basic earnings per share                                         $      .55          .59          .71           .57
                                                                 ==========   ==========   ==========    ==========
Diluted earnings per share                                       $      .55          .58          .71           .57
                                                                 ==========   ==========   ==========    ==========
Cash dividends declared per share                                $      .09          .10          .10           .10
                                                                 ==========   ==========   ==========    ==========
Stock price information:
   High                                                          $    21.00        19.94        25.00         30.00
   Low                                                                15.50        15.50        17.88         20.50
   Close                                                              16.19        18.19        24.88         28.44

                                                                           Year Ended December 31, 1999
                                                                 --------------------------------------------------
                                                                   First        Second        Third       Fourth
                                                                  Quarter       Quarter      Quarter      Quarter
                                                                 --------------------------------------------------
                                                                  (Dollars in thousands, except per share amounts)
Interest income                                                  $   67,438       68,895       72,119        76,640
Interest expense                                                     39,035       39,852       42,798        46,716
                                                                 ----------   ----------   ----------    ----------
   Net interest income                                               28,403       29,043       29,321        29,924
Provision for loan losses                                               250          250          300           300
                                                                 ----------   ----------   ----------    ----------
   Net interest income after provision for loan losses               28,153       28,793       29,021        29,624
Net gain on sale of assets                                            2,010          522          717         1,053
Income from real estate operations                                      621        3,917        2,478         2,614
Other income                                                          4,685        5,198        5,548         5,481
Non-interest expense                                                 16,180       16,524       17,217        17,759
                                                                 ----------   ----------   ----------    ----------
   Income before income taxes                                        19,289       21,906       20,547        21,013
Income tax expense                                                    7,610        8,667        7,671         7,262
                                                                 ----------   ----------   ----------    ----------
   Net income                                                    $   11,679       13,239       12,876        13,751
                                                                 ==========   ==========   ==========    ==========
Basic earnings per share                                         $      .47          .55          .53           .57
                                                                 ==========   ==========   ==========    ==========
Diluted earnings per share                                       $      .46          .53          .52           .56
                                                                 ==========   ==========   ==========    ==========
Cash dividends declared per share                                $      .07          .09          .09           .09
                                                                 ==========   ==========   ==========    ==========
Stock price information:
   High                                                          $    27.50        25.13        24.31         23.69
   Low                                                                21.75        21.50        18.88         19.88
   Close                                                              22.25        24.25        19.88         20.94

                         Independent Auditors' Report


The Board of Directors
MAF Bancorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                            KPMG LLP

Chicago, Illinois
January 25, 2001

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

     Information regarding directors of the registrant is included in the registrant's proxy statement under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the registrant included in this Form 10-K is included in "Part I. Business."

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

             Consolidated Statements of Financial Condition at December 31, 2000 and 1999.

             Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

             Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

             Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

     (a)(3)  Exhibits

             The following exhibits are either filed as part of this report or are incorporated herein by reference:

             Exhibit No. 3.  Certificate of Incorporation and By-laws.

             (i) Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K dated December 19, 2000).

             (ii) Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3.2 to Registrant's Form 8-K dated December 19, 2000).

             Exhibit No. 10.  Material Contracts

             (i) Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1992 Form 10-K).*

             (ii) MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q and to Exhibit A to Registrant's Proxy Statement, dated March 23, 1998, relating to the 1998 Annual Meeting of Shareholders, File No. 0-18121).*

             (iii) Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended.*

             (iv) MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q and to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K). *

             (v) Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan.*

             (vi) Credit Agreement dated as of May 22, 1996, as amended through April 3, 1998, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).

           (vii) Amendment dated April 19, 1999, of the Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1999 Form 10-K).

           (viii) Amendment dated May 5, 2000 of the Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 2000 Form 10-Q).

           (ix) Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1990 Form 10-K).*

           (x) Mid America Bank, fsb Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

           (xi) Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

           (xii) MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1994 Form 10-K).*

           (xiii) Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Executive Annual Incentive Plan.*

           (xiv) MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1999 Form 10-K).*

           (xv) Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended.*

           (xvi) Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).*

           (xvii) Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling. *

           (xviii) Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling. *

           (xix) Employment Agreement, as amended, between David C. Burba and MAF Bancorp, Inc. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1999 Form 10-K).*

           (xx) Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers.*

           (xxi) Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers.*

          (xxii) Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David
                    C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K). *

          (xxiii) Form of Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and Richard A. Brechlin and Gregg P. Goossens. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).

          (xxiv) Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, as amended (Incorporated by reference to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed by Westco Bancorp, Inc. with the Commission on March 17, 1995, Registration Statement No. 33-54764 and to Exhibit 99.2 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4, Registration Statement No. 333-66693).*

          (xxv) MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q).*

          (xxvi) MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant's September 30, 1999 Form 10-Q).*

          (xxvii) MAF Bancorp, Inc. 2000 Stock Option Plan (Incorporated herein by reference to Exhibit A filed as part of Registrant's Proxy Statement dated March 22, 2000, relating to the 2000 Annual Meeting of Shareholders, File No. 0-18121).*

          ----------------
          * Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

          Exhibit No. 11. Statement re: Computation of Per Share Earnings for the periods indicated:

                                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                           2000          1999           1998
                                                                       ------------   ----------      ----------
          Net income                                                   $ 56,559,000   51,545,000      38,246,000
                                                                       ============   ==========      ==========

          Weighted average common shares outstanding                     23,311,135   24,253,946      22,433,184
                                                                       ============   ==========      ==========

          Basic earnings per share                                     $       2.43         2.13            1.70
                                                                       ------------   ----------      ----------

          Weighted average common shares outstanding                     23,311,135   24,253,946      22,433,184

          Common stock equivalents due to dilutive
          effect on stock options                                           275,457      676,667         764,978
                                                                       ------------   ----------      ----------

          Total weighted average common shares
          and equivalents outstanding for
          diluted computation                                            23,586,592   24,930,613      23,198,162
                                                                       ============   ==========      ==========

          Diluted earnings per share                                   $       2.40         2.07            1.65
                                                                       ============   ==========      ==========

          Exhibit No. 12. Statements re: Computation of ratio of earnings to fixed charges.

          Exhibit No. 21.  Subsidiaries of the Registrant

               A list of the Company's and the Bank's subsidiaries is included as an exhibit to this report.

          Exhibit No. 23.  Consent of KPMG LLP

          Exhibit No. 24.  Power of Attorney (Included on Signature Page)


     (b)  Reports on Form 8-K

          On October 19, 2000, MAF Bancorp, Inc. announced its 2000 third quarter earnings results.

          On December 19, 2000, MAF Bancorp, Inc. Board of Directors adopted a Restated Certificate of Incorporation and Amended and Restated By-laws.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAF Bancorp, Inc.
                                            -----------------------------------
                                                       (Registrant)

                                       By:         /s/ Allen H. Koranda
                                            -----------------------------------
                                                     Allen H. Koranda
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                       March 7, 2001
                                            -----------------------------------
                                                          (Date)

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

By:       /s/ Allen H. Koranda                                March 7, 2001
    ------------------------------------                ------------------------
              Allen H. Koranda                                   (Date)
          Chairman of the Board and
           Chief Executive Officer
        (Principal Executive Officer)

By:      /s/ Jerry A. Weberling                               March 7, 2001
     -----------------------------------                ------------------------
             Jerry A. Weberling                                  (Date)
        Executive Vice President and
    Chief Financial Officer and Director
        (Principal Financial Officer)

By:      /s/ Christine Roberg                                 March 7, 2001
     -----------------------------------                ------------------------
             Christine Roberg                                    (Date)
            First Vice President
              and Controller
       (Principal Accounting Officer)

By:    /s/ Robert Bowles, M.D.                            March 7, 2001
     -----------------------------                  ------------------------
           Robert Bowles, M.D.                               (Date)
                Director

By:      /s/ David C. Burba                               March 7, 2001
     -----------------------------                  ------------------------
            David C. Burba                                   (Date)
              Director

By:        /s/ Terry Ekl                                  March 7, 2001
     -----------------------------                  ------------------------
             Terry Ekl                                       (Date)
             Director


By:      /s/ Joe F. Hanauer                               March 7, 2001
     -----------------------------                  ------------------------
             Joe F. Hanauer                                  (Date)
               Director

By:      /s/ Kenneth Koranda                              March 7, 2001
     -----------------------------                  ------------------------
            Kenneth Koranda                                  (Date)
               Director

By:      /s/ Henry Smogolski                              March 7, 2001
     -----------------------------                  ------------------------
            Henry Smogolski                                   (Date)
               Director

By:    /s/ F. William Trescott                            March 7, 2001
     -----------------------------                  ------------------------
          F. William Trescott                               (Date)
               Director

By:      /s/ Lois B. Vasto                                March 7, 2001
     -----------------------------                  ------------------------
           Lois B. Vasto                                     (Date)
              Director

By:     /s/ Andrew J. Zych                                March 7, 2001
     -----------------------------                  ------------------------
            Andrew J. Zych                                   (Date)
               Director