Form 10-Q
period 2001-03-31
MAF BANCORP INC
filed 2001-05-15
CIK 854662

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark one)
[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2001

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 22,550,293 at May 11, 2001.

================================================================================

                      MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

Index
-----

Part I.     Financial Information                                                         Page
-------     ---------------------                                                         ----
Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 2001 and December 31, 2000 (unaudited)........................   3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 2001 and 2000 (unaudited)..............................   4

            Consolidated Statement of Changes in Stockholders' Equity
            for the Three Months Ended March 31, 2001 (unaudited).........................   5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2001 and 2000 (unaudited)........................   6

            Notes to Unaudited Consolidated Financial Statements..........................   8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................  11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....................  26

Part II.    Other Information
-------     -----------------

Item 1.     Legal Proceedings.............................................................  27

Item 2.     Changes in Securities.........................................................  27

Item 3.     Defaults Upon Senior Securities...............................................  27

Item 4.     Submission of Matters to a Vote of Security Holders...........................  27

Item 5.     Other Information.............................................................  27

Item 6.     Exhibits and Reports on Form 8-K..............................................  28

            Signature Page................................................................  29

                         Part I. Financial Information

                         Item 1. Financial Statements

                      MAF BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                            (Dollars in thousands)
                                  (Unaudited)

                                                                            March 31,    December 31,
                                                                              2001           2000
                                                                            ---------    ------------
Assets
------
Cash and due from banks                                                   $   81,107         77,860
Interest-bearing deposits                                                     31,925         53,392
Federal funds sold                                                           142,648        139,268
Investment securities, at cost (fair value of $13,290 at December 31,
2000)                                                                              -         12,633
Investment securities available for sale, at fair value                      229,192        174,494
Stock in Federal Home Loan Bank of Chicago, at cost                           86,475         84,775
Mortgage-backed securities, at amortized cost
  (fair value of $79,137 at December 31, 2000)                                     -         80,301
Mortgage-backed securities available for sale, at fair value                 110,126         24,084
Loans receivable held for sale                                               162,355         41,074
Loans receivable, net of allowance for losses of $18,279 and $18,258       4,203,285      4,287,040
Accrued interest receivable                                                   27,639         27,888
Foreclosed real estate                                                         1,345          1,808
Real estate held for development or sale                                       7,887         12,718
Premises and equipment, net                                                   48,895         48,904
Other assets                                                                  61,285         60,485
Intangible assets, net of accumulated amortization of $16,181 and
$15,030                                                                       67,713         68,864
                                                                          ----------     ----------
                                                                          $5,261,877      5,195,588
                                                                          ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                $3,067,129      2,974,213
  Borrowed funds                                                           1,684,900      1,728,900
  Advances by borrowers for taxes and insurance                               45,224         38,354
  Accrued expenses and other liabilities                                      73,957         66,392
                                                                          ----------     ----------
    Total liabilities                                                      4,871,210      4,807,859
                                                                          ----------     ----------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; none outstanding                                                       -              -
  Common stock, $.01 par value;
    authorized 80,000,000 shares; 25,420,650 shares issued;
    22,768,601 and 23,110,022 shares outstanding                                 254            254
  Additional paid-in capital                                                 198,119        198,068
  Retained earnings, substantially restricted                                249,523        237,867
  Stock in gain deferral plan; 223,453 shares                                    511            511
  Accumulated other comprehensive income                                       2,032          1,435
  Treasury stock, at cost; 2,875,502 and 2,534,081 shares                    (59,772)       (50,406)
                                                                          ----------     ----------
    Total stockholders' equity                                               390,667        387,729
                                                                          ----------     ----------
                                                                          $5,261,877     $5,195,588
                                                                          ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                 2001        2000
                                                                                ------      ------
Interest income:
  Loans receivable                                                            $ 80,083      70,705
  Mortgage-backed securities                                                         -       1,525
  Mortgage-backed securities available for sale                                  1,660         649
  Investment securities                                                          1,493       1,597
  Investment securities available for sale                                       3,437       3,214
  Interest-bearing deposits and federal funds sold                               2,474       2,401
                                                                              --------      ------
      Total interest income                                                     89,147      80,091
                                                                              --------      ------
Interest expense:
  Deposits                                                                      31,510      25,789
  Borrowed funds                                                                25,139      23,759
                                                                              --------      ------
      Total interest expense                                                    56,649      49,548
                                                                              --------      ------
      Net interest income                                                       32,498      30,543
Provision for loan losses                                                            -         300
                                                                              --------      ------
      Net interest income after provision for loan losses                       32,498      30,243
                                                                              --------      ------
Non-interest income:
  Gain on sale of:
    Loans receivable                                                               691          57
    Investment securities                                                          170         133
    Foreclosed real estate                                                         175          72
  Deposit account service charges                                                3,426       2,570
  Income from real estate operations                                             3,349       2,475
  Brokerage commissions                                                            545         678
  Loan servicing fee income (expense)                                             (263)        556
  Other                                                                          1,766       1,218
                                                                              --------      ------
      Total non-interest income                                                  9,859       7,759
                                                                              --------      ------
Non-interest expense:
  Compensation and benefits                                                     11,341      10,145
  Office occupancy and equipment                                                 2,224       1,915
  Advertising and promotion                                                      1,248       1,002
  Data processing                                                                  764         716
  Federal deposit insurance premiums                                               155         147
  Amortization of intangible assets                                              1,151         960
  Other                                                                          3,065       2,801
                                                                              --------      ------
      Total non-interest expense                                                19,948      17,686
                                                                              --------      ------
      Income before income taxes                                                22,409      20,316
Income tax expense                                                               8,331       7,207
                                                                              --------      ------
      Net income                                                              $ 14,078      13,109
                                                                              ========      ======

Basic earnings per share                                                      $    .61         .55
                                                                              ========      ======
Diluted earnings per share                                                    $    .60         .55
                                                                              ========      ======

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                            (Dollars in thousands)
                                  (Unaudited)

                                                                              Three Months Ended March 31, 2001
                                                        --------------------------------------------------------------------------
                                                                                        Accumulated   Stock in
                                                                 Additional                other        gain
                                                         Common    paid-in   Retained  comprehensive  deferral  Treasury
                                                          stock    capital   earnings    income         plan      stock     Total
                                                          -----  ----------  --------  -------------  --------  ---------  -------
      Balance at December 31, 2000                      $  254     198,068    237,867       1,435          511   (50,406)  387,729
                                                          ----    --------    -------      ------      -------   -------   -------
      Comprehensive income:
        Net income                                           -           -     14,078           -            -         -    14,078
        Other comprehensive income, net of tax:
         Unrealized holding gain during the period           -           -          -         704            -         -       704
         Less:  reclassification adjustment of gains
          included in net income                             -           -          -        (107)           -         -      (107)
                                                          ----    --------    -------      -------     -------   -------   -------
        Total comprehensive income                           -           -     14,078         597            -         -    14,675
                                                          ----    --------    -------      ------      -------   -------   -------
      Exercise of 22,479 stock options and
        reissuance of treasury stock                         -           -       (159)          -            -       446       287
      Purchase of treasury stock                             -           -          -           -            -    (9,812)   (9,812)
      Tax benefits from stock-related compensation           -          51          -           -            -         -        51
      Cash dividends ($.10 per share)                        -           -     (2,286)          -            -         -    (2,286)
      Dividends paid to gain deferral plan                   -           -         23           -            -         -        23
                                                          ----    --------    -------      ------      -------   -------   -------
      Balance at March 31, 2001                         $  254     198,119    249,523       2,032          511   (59,772)  390,667
                                                          ====    ========    =======      ======      =======   =======   =======

      See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                              2001        2000
                                                                             ------      ------
Operating activities:
Net income                                                               $   14,078      13,109
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           1,201       1,054
      Provision for loan losses                                                   -         300
      FHLB of Chicago stock dividend                                         (1,700)          -
      Deferred income tax benefit                                              (300)       (119)
      Amortization of intangible assets                                       1,151         960
      Amortization of premiums, discounts, loan fees and servicing
        rights                                                                1,354         148
      Net gain on sale of loans receivable and real estate held for
        development or sale                                                  (4,040)     (2,532)
      Gain on sale of investment securities                                    (170)       (133)
      Increase (decrease) in accrued interest receivable                        249      (1,405)
      Net decrease in other assets and liabilities                            4,578         843
  Loans originated for sale                                                (247,378)    (61,010)
  Sale of loans originated and purchased for sale                           125,987      35,519
                                                                           --------      ------
        Net cash used in operating activities                              (104,990)    (13,266)
Investing activities:
  Loans receivable originated for investment                               (267,196)   (202,628)
  Principal repayments on loans receivable                                  350,032     127,269
  Principal repayments on mortgage-backed securities                          5,826       5,745
  Proceeds from maturities of investment securities available for
        sale                                                                 13,318      19,343
  Proceeds from sale of:
    Investment securities available for sale                                  1,630         480
    Real estate held for development or sale                                 12,183      12,318
  Purchases of:
    Loans receivable held for investment                                          -     (39,051)
    Investment securities available for sale                                (56,143)    (15,967)
    Investment securities held to maturity                                        -         (59)
    Mortgage-backed securities held to maturity                                   -      (4,085)
    Mortgage-backed securities available for sale                           (11,279)          -
    Stock in FHLB of Chicago                                                      -      (3,250)
    Real estate held for development or sale                                 (1,104)     (6,843)
    Premises and equipment                                                   (1,192)     (1,081)
                                                                           --------    --------
         Net cash provided by (used in) investing activities             $   46,075    (107,809)
                                                                           --------    --------

                                                                     (continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                             2001          2000
                                                                            ------        ------
Financing activities:
  Proceeds from FHLB of Chicago advances                                 $  80,000      $ 145,000
  Proceeds from unsecured line of credit                                     6,000          9,500
  Repayment of FHLB of Chicago advances                                   (130,000)       (65,000)
  Repayment of unsecured line of credit                                          -         (2,500)
  Net decrease in other borrowings                                               -          9,562
  Proceeds from exercise of stock options                                      287             69
  Purchase of treasury stock                                                (9,812)       (12,466)
  Cash dividends                                                            (2,288)        (2,131)
  Net increase in deposits                                                  93,018         57,877
  Increase in advances by borrowers for taxes and insurance                  6,870          5,822
                                                                          --------       --------
        Net cash provided by financing activities                           44,075        145,733
                                                                          --------       --------
Increase (decrease) in cash and cash equivalents                           (14,840)        24,658
Cash and cash equivalents at beginning of period                           270,520        158,040
                                                                          --------       --------
Cash and cash equivalents at end of period                               $ 255,680      $ 182,698
                                                                          --------       --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowed funds                              $  55,658      $  48,508
Summary of non-cash transactions:
  Transfer of loans receivable to foreclosed real estate                       877          1,221
  Loans receivable swapped into mortgage-backed securities                  19,668              -
  Investments securities held-to-maturity transferred to
    available-for-sale                                                      12,633              -
  Mortgage-backed securities held-to-maturity transferred to                                    -
    available-for-sale                                                      80,301              -
  Treasury stock received for option exercises (0 and 39,691 shares)             -            790
                                                                          --------       --------

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three month periods ended March 31, 2001 and 2000 and as of December 31, 2000. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                                     Three Months Ended March 31,
                                              ------------------------------------------------------------------------
                                                              2001                                 2000
                                              -----------------------------------  -----------------------------------
                                                Income       Shares     Per-Share    Income        Shares    Per-Share
                                              (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
                                              ----------- ------------- ---------  ----------- ------------- ---------
                                                        (Dollars in thousands, except per share data)
Basic earnings per share:
 Income available to
  common shareholders                         $    14,078    23,018,839 $     .61  $    13,109    23,780,241 $     .55
                                                   ======                   =====       ======                   =====
Effect of dilutive securities:
 Stock options                                                  474,394                              173,755
                                                             ----------                           ----------
Diluted earnings per share:
 Income available to common
  shareholders plus assumed
  conversions                                 $    14,078    23,493,233 $     .60  $    13,109    23,953,996 $     .55
                                                   ======    ==========     =====       ======    ==========     =====

(3)  Commitments and Contingencies

     At March 31, 2001, the Bank had outstanding commitments to originate and purchase loans of $502.6 million, of which $361.7 million were fixed-rate loans, with rates ranging from 6.13% to 8.50%, and $140.9 million were adjustable-rate loans. At March 31, 2001, commitments to sell loans were $165.3 million.

     At March 31, 2001, the Bank had outstanding standby letters of credit totaling $14.4 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $6.7 million related to real estate development improvements.

(4)  Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(5)  Reclassifications

     Certain reclassifications of 2000 amounts have been made to conform with current period presentations.

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

     The Company operates two separate lines of business. The Bank operates primarily as a retail bank, participating in residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the tables below:

                                             At or For the Three Months Ended March 31, 2001
                                          -----------------------------------------------------
                                          Retail       Land                        Consolidated
                                          Banking   Development   Eliminations         Total
                                          -------   -----------   ------------     ------------
                                                         (In thousands)
Interest income                       $    89,159             -            (12)          89,147
Interest expense                           56,649            12            (12)          56,649
                                        ---------        ------        -------        ---------
  Net interest income                      32,510           (12)             -           32,498
Non-interest income                         6,510         3,349              -            9,859
Non-interest expense                       19,602           346              -           19,948
                                        ---------        ------        -------        ---------
Income before income taxes                 19,418         2,991              -           22,409
Income tax expense                          7,145         1,186              -            8,331
                                        ---------        ------        -------        ---------
Net income                            $    12,273         1,805              -           14,078
                                        =========        ======        =======        =========
Average assets                        $ 5,114,236        14,421              -        5,128,657
                                        =========        ======        =======        =========

                                                              At or For the Three Months Ended March 31, 2000
                                                           ------------------------------------------------------
                                                           Retail        Land                        Consolidated
                                                           Banking    Development    Eliminations        Total
                                                           -------    -----------    ------------    ------------
                                                                             (In thousands)
Interest income                                        $    80,185              -             (94)         80,091
Interest expense                                            49,548             94             (94)         49,548
                                                         ---------         ------         -------       ---------
  Net interest income (loss)                                30,637            (94)              -          30,543
Provision for loan losses                                      300              -               -             300
                                                         ---------         ------         -------       ---------
  Net interest income (loss) after provision                30,337            (94)              -          30,243
Non-interest income                                          5,284          2,475               -           7,759
Non-interest expense                                        17,395            291               -          17,686
                                                         ---------         ------         -------       ---------
Income (loss) before income taxes                           18,226          2,090               -          20,316
Income tax expense (benefit)                                 6,466            741               -           7,207
                                                         ---------         ------         -------       ---------
Net income (loss)                                      $    11,760          1,349               -          13,109
                                                         =========         ======         =======       =========
Average assets                                         $ 4,712,903         18,173               -       4,731,076
                                                         =========         ======         =======       =========

(7)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company adopted these statements as of January 1, 2001, and this implementation did not have a material impact on its financial position or results of operations. On January 1, 2001, the Company transferred $92.9 million of investment and mortgage-backed securities with a market value of $92.4 million from the held-to-maturity category to the available-for-sale category as allowed upon adoption of SFAS No. 133.

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

    The Bank is a consumer-oriented financial institution offering various financial services to its customers through 27 retail banking offices. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, western Cook County, northern Will County, eastern Kane County, as well as the northwest and southwest sides of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate loans. Through two wholly-owned subsidiaries, MAF Developments, and NW Financial, Inc., the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, Mid America Investment Services, Inc., which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer, and MAF Realty Co., LLC III, the holding company of MAF Realty Co., LLC IV, a real estate investment trust.

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

     At March 31, 2001, the Bank was in compliance with all of its capital requirements as follows:

                                                  March 31, 2001            December 31, 2000
                                               ---------------------      ---------------------
                                                          Percent of                 Percent of
                                                 Amount     Assets          Amount     Assets
                                               ---------  ----------      ---------  ----------
                                                           (Dollars in thousands)
Stockholder's equity of the Bank             $   400,130      7.63%     $   394,474      7.63%
                                               =========    ======        =========    ======

Tangible capital                             $   328,010      6.35%     $   321,931      6.32%
Tangible capital requirement                      77,534      1.50           76,408      1.50
                                               ---------    ------        ---------    ------
Excess                                       $   250,476      4.85%     $   245,523      4.82%
                                               =========    ======        =========    ======

Core capital                                 $   328,010      6.35%     $   321,931      6.32%
Core capital requirement                         155,067      3.00          152,816      3.00
                                               ---------    ------        ---------    ------
Excess                                       $   172,943      3.35%     $   169,115      3.32%
                                               =========    ======        =========    ======

Core and supplementary capital               $   342,050     11.86%     $   336,801     11.98%
Risk-based capital requirement                   230,637      8.00          224,878      8.00
                                               ---------    ------        ---------    ------
Excess                                       $   111,413      3.86%     $   111,923      3.98%
                                               =========    ======        =========    ======

Total Bank assets                            $ 5,241,798                $ 5,168,163
Adjusted total Bank assets                     5,168,916                  5,093,883
Total risk-weighted assets                     2,955,846                  2,885,260
Adjusted total risk-weighted assets            2,882,964                  2,810,981
Investment in Bank's real estate subsidiaries      2,455                      2,445
                                               =========                  =========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                       March 31,     December 31,
                                                                          2001           2000
                                                                       ---------     ------------
                                                                             (In thousands)
Stockholder's equity of the Bank                                      $  400,130        394,474
Goodwill                                                                 (61,151)       (61,962)
Core deposit intangibles                                                  (6,562)        (6,902)
Non-permissible subsidiary deduction                                      (2,455)        (2,445)
Non-includable purchased mortgage servicing rights                          (550)          (511)
Regulatory capital adjustment for available for sale securities           (1,402)          (723)
                                                                        --------       --------
  Tangible and core capital                                              328,010        321,931
Recourse on loan sales                                                    (4,239)        (3,388)
General loan loss reserves                                                18,279         18,258
                                                                        --------       --------
  Core and supplementary capital                                      $  342,050        336,801
                                                                        ========       ========

Changes in Financial Condition

     Total assets of the Company were $5.26 billion at March 31, 2001, an increase of $66.3 million, or 1.3% from $5.20 billion at December 31, 2000. The increase is primarily due to an increase in investment securities and loans receivable funded by an increase in deposits. The current quarter growth rate in total assets is slower than the Bank has experienced in the past, and is a direct result of declining long-term interest rates. Such declines have led to a higher level of mortgage prepayments, and borrowers preferring fixed-rate mortgage loans, which the Bank sells into the secondary market. Currently, management expects this more modest growth rate to continue for the remainder of 2001.

     Cash and short-term investments totaled a combined $255.7 million at March 31, 2001, a decrease of $14.8 million from the combined balance of $270.5 million at December 31, 2000.

     Investment securities available for sale increased $54.7 million to $229.2 million at March 31, 2001. The Company transferred $12.6 million of investment securities with a market value of $13.3 million from the held-to-maturity category to the available for sale category on January 1, 2001 as allowed upon adoption of SFAS No. 133. The remaining increase is due to $56.1 million in purchases of primarily agency debt securities, corporate bonds and preferred stock offset by maturities of $13.3 million of primarily asset-backed and U.S. Agency securities, and sales of $1.6 million of equity securities. The increased investment securities purchase activity is due to the fixed rate loan origination market which is resulting in the redeployment of loan sale proceeds into other investments. The Company recognized a gain of $170,000 on the sale of investment securities available for sale during the three months ended March 31, 2001.

     Mortgage-backed securities available for sale increased $86.0 million to $110.1 million at March 31, 2001, primarily due to the transfer of $80.3 million of mortgage-backed securities with a market value of $79.1 million from the held-to-maturity category to the available for sale category on January 1, 2001 as allowed upon adoption of SFAS No. 133. The remaining increase is due to purchases of GNMA mortgage-backed securities and Collaterized Mortgage Obligations ("CMO") totaling $11.3 million, offset by normal amortization and prepayments.

     Included in mortgage-backed securities classified as available for sale are $57.2 million of CMO securities at March 31, 2001, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, increased $37.5 million, or .9%, to $4.37 billion at March 31, 2001. The Bank originated $515.5 million of loans during the three-month period ended March 31, 2001, compared to $306.9 million during the prior year period. The higher loan origination volume was primarily due to an increase in mortgage refinance activity as rates have decreased in recent months compared to the prior year. Offsetting this increase in loan balances were amortization and prepayments totaling $350.0 million, as well as loan sales of $126.3 million. Loans receivable held for sale increased to $162.4 million as of March 31, 2001, compared to $41.1 million at December 31, 2000. The large increase in loans held for sale is due to the increase in fixed-rate loan originations during the quarter. The Bank typically sells its fixed-rate loan originations into the secondary market.

     The allowance for loan losses totaled $18.3 million at March 31, 2001, an increase of $21,000 from the balance at December 31, 2000, due to net recoveries for the period. The Bank's allowance for loan losses to total loans outstanding was .43% at March 31, 2001, compared to .42% at December 31, 2000. Non-performing loans increased $1.2 million to $17.9 million at March 31, 2001, compared to $16.7 million at December 31, 2000. As a percentage of total loans receivable, the level of non-performing loans was .42% at March 31, 2001, compared to .39% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 102.3% at March 31, 2001 compared to 109.3% at December 31, 2000, and 108.1% at March 31, 2000.

     In determining the allowance for loan losses and the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience which has ranged from 1 to 14 basis points as a percentage of outstanding loans over the last five years, and (3) specific allocations based upon probable losses identified during the review of the portfolio.

     Foreclosed real estate decreased $463,000 to $1.3 million at March 31, 2001 primarily due to the sale of 11 single family homes offset by the addition of five single family homes.

     Real estate held for development or sale decreased $4.8 million to $7.9 million at March 31, 2001 primarily due to lot sales in its Tallgrass subdivision. A summary of the carrying value of real estate held for development or sale follows:

                                                                 March 31,   December 31,
                                                                   2001          2000
                                                                 -------       --------
                                                                     (In thousands)
        Tallgrass of Naperville                                $   3,162          8,041
        Shenandoah                                                 4,435          4,387
        Woodbridge                                                   290            290
                                                                 -------        -------
                                                               $   7,887         12,718
                                                                 =======        =======

     The Company had 85 lot sales in Tallgrass of Naperville during the three months ended March 31, 2001. At March 31, 2001, 288 lots remain in Tallgrass, with 19 under contract. The balance of the Shenandoah project reflects the Company's purchase, in the second quarter of 2000, of 182 acres of land in Plainfield, Illinois. The project is currently expected to yield 365 lots, with development expected to commence in late 2001. The remaining balance of the Woodbridge project consists of two parcels of commercial property totaling 3.5 acres. At March 31, 2001, one of the two remaining parcels is under contract with the Bank, and expected to be used for future branch expansion, while the other is under contract and expected to be sold in the second half of 2001 at a pre-tax profit of approximately $550,000. Another new residential project, consisting of 123 acres in Sugar Grove, Illinois, is currently under contract and assuming the parcel is acquired, lot sales are expected to begin in late 2002.

     Deposits increased $92.9 million, to $3.07 billion at March 31, 2001. After consideration of interest of $29.7 million credited to accounts during the three months ended March 31, 2001, actual cash inflows were $63.3 million.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, decreased $44.0 million to $1.68 billion at March 31, 2001. The decrease is primarily attributable to a net $50.0 million decrease in FHLB of Chicago borrowings due to repayments utilizing deposit inflows and excess liquidity from higher loan sales resulting from increased fixed-rate loan originations. Borrowings at March 31, 2001 also include $10.0 million drawn on the Company's revolving line of credit compared to $4.0 million at December 31, 2000. These funds have been used primarily to fund the Company's stock buyback program.

     Stockholders' equity increased $2.9 million, or .8% at March 31, 2001, primarily due to net income of $14.1 million and an increase in accumulated other comprehensive income of $597,000, offset by stock repurchases of $9.8 million and cash dividends paid of $2.3 million.

Asset Quality

     Non-Performing Assets. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt. Generally, when a loan is 90 days or more past due, in the process of foreclosure, or in bankruptcy, the full amount of previously accrued but unpaid interest is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the loan portfolio.

     For the quarter ended March 31, 2001, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $297,000, compared to $312,000 for the three months ended March 31, 2000.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                      61-90 Days                     91 Days or More
                            -----------------------------    ------------------------------
                                     Principal                        Principal
                            Number   Balance of   Percent    Number   Balance of    Percent
                              Of     Delinquent     Of         Of     Delinquent      Of
                            Loans      Loans       Total     Loans      Loans        Total
                            ------   ----------   -------    ------   ----------    -------
                                                 (Dollars in thousands)
March 31, 2001                 37      $ 4,745       .10%      123      $15,749       .35%
                               ==       ======       ====      ===       ======       ====
December 31, 2000              50      $ 4,084       .10%      115      $14,764       .34%
                               ==       ======       ====      ===       ======       ====
September 30, 2000             36      $ 4,004       .09%      119      $14,693       .35%
                               ==       ======       ====      ===      =======       ====
June 30, 2000                  42      $ 3,665       .09%      111      $14,047       .34%
                               ==       ======       ====      ===       ======       ====
March 31, 2000                 40      $ 4,370       .11%      122      $14,254       .36%
                               ==       ======       ====      ===       ======       ====

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                                            At
                                                         --------------------------------------------------------------------------
                                                          3/31/01     12/31/00     9/30/00      6/30/00      3/31/00      12/31/99
                                                         ---------   ----------   ----------   ---------    ---------     ---------
                                                                                      (In thousands)
              Real estate loans:
               One- to four-family:
                 Held for investment                  $  3,714,537    3,807,980    3,783,956   3,723,765    3,581,604     3,479,425
                 Held for sale                             162,355       41,074       52,156      35,973       37,899        12,601
               Multi-family                                171,883      173,072      168,128     165,309      162,666       164,878
               Commercial                                   46,483       41,223       40,730      41,919       40,142        38,817
               Construction                                 31,985       29,566       26,866      30,621       27,529        27,707
               Land                                         40,752       40,497       35,114      34,272       29,143        28,602
                                                         ---------    ---------    ---------   ---------    ---------     ---------
                 Total real estate loans                 4,167,995    4,133,412    4,106,950   4,031,859    3,878,983     3,752,030

              Other loans:
               Consumer loans:
                 Equity lines of credit                    154,009      146,020      132,894     120,835      106,503        99,099
                 Home equity loans                          60,551       64,465       63,307      59,736       51,746        48,397
                 Other                                       4,735        4,783        4,720       4,746        4,751         4,757
                                                         ---------    ---------    ---------   ---------    ---------     ---------
                  Total consumer loans                     219,295      215,268      200,921     185,317      163,000       152,253
               Commercial business loans                     3,162        3,528        3,485       3,387        3,399         3,132
                                                         ---------    ---------    ---------   ---------    ---------     ---------
                 Total other loans                         222,457      218,796      204,406     188,704      166,399       155,385
                                                         ---------    ---------    ---------   ---------    ---------     ---------
                 Total loans receivable                  4,390,452    4,352,208    4,311,356   4,220,563    4,045,382     3,907,415

              Less:
               Loans in process                             12,949       12,912       11,297      12,837       11,467        11,893
               Unearned discounts, premiums
                 and deferred loan expenses, net            (6,416)      (7,076)      (6,960)     (6,641)      (6,408)       (6,323)
               Allowance for loan losses                    18,279       18,258       18,167      17,870       17,567        17,276
                                                         ---------    ---------    ---------   ---------    ---------     ---------
                 Total loans receivable, net             4,365,640    4,328,114    4,288,852   4,196,497    4,022,756     3,884,569
              Loans receivable held for sale              (162,355)     (41,074)     (52,156)    (35,973)     (37,899)      (12,601)
                                                         ---------    ---------    ---------   ---------    ---------     ---------
                 Loans receivable, net                $  4,203,285    4,287,040    4,236,696   4,160,524    3,984,857     3,871,968
                                                         =========    =========    =========   =========    =========     =========

      Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                                         At
                                                                              ------------------------------------------------------
                                                                              3/31/01  12/31/00   9/30/00   6/30/00 3/31/00 12/31/99
                                                                              -------  --------  --------   ------- ------- --------
                                                                                                   (In thousands)
              Non-performing loans:
              One- to four-family and multi-family loans:

                Non-accrual loans                                           $  16,627   14,023     13,398    13,211   13,624  12,548
                Accruing loans 91 days or more overdue                              -    1,732      1,557       608      529     771
                                                                              -------   ------    -------   -------   ------  ------
                  Total                                                        16,627   15,755     14,955    13,819   14,153  13,319
                                                                              -------   ------    -------   -------   ------  ------
              Commercial real estate, construction and land loans:
                Non-accrual loans                                                 321      269        405       451      632     607
                Accruing loans 91 days or more overdue                              -        -          -         -        -       -
                                                                              -------   ------    -------   -------   ------  ------
                  Total                                                           321      269        405       451      632     607
                                                                              -------   ------    -------   -------   ------  ------
              Other loans:
                Non-accrual loans                                                 921      683        608       988    1,445   1,683
                Accruing loans 91 days or more overdue                              -        2          6         4       24      41
                                                                              -------   ------    -------   -------   ------  ------
                Total                                                             921      685        614       992    1,469   1,724
                                                                              -------   ------     ------   -------   ------  ------
              Total non-performing loans:
                  Non-accrual loans                                            17,869   14,975     14,411    14,650   15,701  14,838
                  Accruing loans 91 days or more overdue                            -    1,734      1,563       612      553     812
                                                                              -------   ------    -------   -------   ------  ------
                   Total                                                    $  17,869   16,709     15,974    15,262   16,254  15,650
                                                                              =======   ======    =======   =======   ======  ======
              Non-accrual loans to total loans                                    .42      .35        .34       .35      .40     .38
              Accruing loans 91 days or more overdue to total loans                 -      .04        .04       .01      .01     .02
                                                                              -------   ------    -------   -------   ------  ------
                       Non-performing loans to total loans                        .42      .39        .38       .36      .41     .40
                                                                              =======   ======    =======   =======   ======  ======
              Foreclosed real estate (net of related reserves):
                One- to four-family                                         $   1,345    1,762      1,221       410    1,454   1,220
                Commercial, construction and land                                   -       46        100       571    6,767   6,195
                                                                              -------   ------     ------   -------   ------  ------
                  Total                                                     $   1,345    1,808      1,321       981    8,221   7,415
                                                                              =======   ======    =======   =======   ======  ======
              Non-performing loans and foreclosed real estate
                to total loans and foreclosed real estate                         .45       .43        .41      .39      .61     .59
                                                                              =======   =======   ========  =======   ======  ======
              Total non-performing assets                                   $  19,214    18,517     17,295   16,243   24,475  23,065
                                                                              =======   =======   ========  =======   ======  ======
              Total non-performing assets to total assets                         .37       .36        .34      .33      .51     .50
                                                                              =======   =======   ========  =======   ======  ======

Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings or the issuance of common stock. The Company's principal uses of funds are interest payments on the Company's term loan and revolving line of credit, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases, stock repurchases and debt repayment. The Company also maintains a one-year, $25.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on May 31. At March 31, 2001, the Company had $10.0 million outstanding under this line of credit. For the three-month period ended March 31, 2001, the Company received $7.5 million in dividends from the Bank and declared common stock dividends of $.10 per share, or $2.3 million. During the three-months ended March 31, 2001, the Company repurchased 363,900 shares of its common stock at an average price of $26.96 per share, for a total of $9.8 million.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current three-month period the Bank borrowed $80.0 million of primarily fixed and variable rate FHLB of Chicago advances and repaid $130.0 million.

     During the three months ended March 31, 2001, the Bank originated and purchased loans totaling $515.5 million compared with $306.9 million during the same period a year ago. Loan sales and swaps for the three months ended March 31, 2001, were $126.3 million, compared to $35.7 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $502.6 million and commitments to sell or swap loans of $165.3 million at March 31, 2001. At March 31, 2001, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

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

     The Bank, except as noted below, has not used derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy, management does hedge the Bank's exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with FNMA and FHLMC with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In addition, the Bank uses U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at March 31, 2001. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. However, due to recent volatility in market interest rates, $39.8 million of investment securities with final maturities ranging from 78 to 101 months, but callable in 6 months or less are categorized in the 6 months or less category in anticipation of their call. Additionally, $85.0 million of FHLB advances with final remaining maturities ranging from 56 to 86 months, but callable in 6 months or less in anticipation of their call by the lender.

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

                                                                         At March 31, 2001
                                              --------------------------------------------------------------------------
                                                             More than   More Than    More Than
                                                6 Months     6 Months     1 Year     3 Years to  More than
                                                or Less      to 1 Year   to 3 Years   5 Years    5 Years         Total
                                              -----------    ---------- -----------  ----------  -----------   ---------
                                                                            (In thousands)
Interest-earning  assets:
 Loans receivable                            $  867,279        589,912   1,136,440      784,298    1,005,990   4,383,919
 Mortgage-backed securities                      63,666         15,171       9,658        6,613       15,018     110,126
 Interest-bearing deposits                       31,925              -           -            -            -      31,925
 Federal funds sold                             142,648              -           -            -            -     142,648
 Investment securities (1)                      210,366            762      28,560       29,459       46,520     315,667
                                              ---------      ---------   ---------     --------    ---------   ---------
  Total interest-earning assets               1,315,884        605,845   1,174,658      820,370    1,067,528   4,984,285
 Impact of hedging activity  (2)                162,355              -           -            -     (162,355)          -
                                              ---------      ---------   ---------     --------    ---------   ---------
  Total net interest-earning assets adjusted
         for impact of hedging activities     1,478,239        605,845   1,174,658      820,370      905,173   4,984,285
                                              ---------      ---------   ---------     --------    ---------   ---------


Interest-bearing  liabilities:
 NOW and checking accounts                       21,433         19,611      71,777       44,586       94,745     252,152
 Money market accounts                          253,403              -           -            -            -     253,403
 Passbook accounts                               63,639         58,230     213,122      132,386      281,320     748,697
 Certificate accounts                           803,840        324,277     484,859       39,007        6,469   1,658,452
 FHLB advances                                  390,000        215,000     500,500      285,000      255,000   1,645,500
 Other borrowings                                39,400              -           -            -            -      39,400
                                              ---------      ---------   ---------     --------    ---------   ---------
  Total interest-bearing liabilities          1,571,715        617,118   1,270,258      500,979      637,534   4,597,604
                                              ---------      ---------   ---------     --------    ---------   ---------
Interest sensitivity gap                     $  (93,476)       (11,273)    (95,600)     319,391      267,639     386,681
                                              =========      =========   =========     ========    =========   =========
Cumulative gap                               $  (93,476)      (104,749)   (200,349)     119,042      386,681
                                              =========      =========   =========     ========    =========
Cumulative gap assets as a percentage
 of total assets                                  (1.78)%        (1.99)      (3.81)        2.26         7.35
Cumulative net interest-earning assets as
 a percentage of interest-bearing
 liabilities                                      94.05%         95.21       94.21       103.01       108.41


(1) Includes $86.5 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 2001 includes fees which are considered adjustments to yield.

                                                    Three Months Ended March 31,                       At March 31,
                                  ---------------------------------------------------------------
                                               2001                           2000                        2001
                                  ------------------------------ --------------------------------   -------------------
                                                         Average                        Average
                                     Average             Yield/    Average               Yield/                 Yield/
                                     Balance   Interest   Cost     Balance    Interest    Cost       Balance     Cost
                                  ----------- ---------- ------  ----------- ---------- ---------   ---------   ------
                                                            (Dollars in Thousands)
Assets:
Interest-earning assets:
 Loans receivable                 $4,368,240   80,083    7.34%   $3,950,441     70,705    7.16%     $4,383,919    7.40%
 Mortgage-backed securities          100,853    1,660    6.58       131,473      2,174    6.61         110,126    6.53
 Interest-bearing deposits(1)         30,927      510    6.69        34,133        574    6.75          31,925    5.13
 Federal funds sold (1)              109,306    1,964    7.29       107,658      1,827    6.81         142,648    5.28
 Investment securities (2)           289,321    4,967    6.96       283,994      4,848    6.85         315,667    6.72
                                  ----------   ------            ----------     ------              ----------
  Total interest-earning assets    4,898,647   89,184    7.29     4,507,699     80,128    7.11       4,984,285    7.26
Non-interest earning assets          230,010                        223,377                            277,592
                                  ----------                     ----------                         ----------
  Total assets                    $5,128,657                     $4,731,076                         $5,261,877
                                  ==========                     ==========                         ==========

Liabilities and stockholders'
 equity:

Interest-bearing liabilities:
 Deposits                          2,839,382   31,510    4.50     2,583,165     25,789    4.00      $2,912,704    4.50
 Borrowed funds                    1,659,578   25,139    6.14     1,590,732     23,759    5.99       1,684,900    6.04
                                  ----------   ------            ----------     ------              ----------    -----
  Total interest-bearing
  liabilities                      4,498,960   56,649    5.11     4,173,897     49,548    4.76       4,597,604    5.06
                                               ------    ----                   ------    ----                    ----
Non-interest bearing deposits        134,146                        119,512                            154,425
 Other liabilities                   105,382                         85,350                            119,181
                                  ----------                     ----------                         ----------
  Total liabilities                4,738,488                      4,378,759                          4,871,210
Stockholders' equity                 390,169                        352,317                            390,667
                                  ----------                     ----------                         ----------
  Liabilities and
     stockholders' equity         $5,128,657                     $4,731,076                         $5,261,877
                                  ==========                     ==========                         ==========
Net interest income/interest
     rate spread                               32,535    2.18%                  30,580    2.35%                   2.20%
                                               ======    ====                   ======    ====                    ====

Net earning assets/net yield
  on average interest-earning
  assets                          $  399,687             2.66%   $  333,802               2.71%     $  386,681     N/A
                                  ==========             ====    ==========               ====      ==========    ====

Ratio of interest-earning assets
  to interest-bearing liabilities              108.88%                          108.00%                 108.41%
                                               ======                           ======                  ======

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

                                            Three Months Ended March 31,2001
                                                       Compared to
                                            Three Months Ended March 31,2000
                                                   Increase (Decrease)
                                             ------------------------------
                                             Volume       Rate        Net
                                             ------     --------    -------
                                                     (In thousands)

Interest-earning assets:
  Loans receivable                          $  7,593      1,785      9,378
  Mortgage-backed securities                    (504)       (10)      (514)
  Interest bearing deposits                      (59)        (5)       (64)
  Federal funds sold                              24        113        137
  Investment securities                           63         56        119
                                              ------     ------     ------
    Total                                      7,117      1,939      9,056
                                              ------     ------     ------

Interest-bearing liabilities:
  Deposits                                     2,543      3,178      5,721
  Borrowed funds                                 869        511      1,380
                                              ------     ------     ------
    Total                                      3,412      3,689      7,101
                                              ------     ------     ------
Net change in net interest income           $  3,705     (1,750)     1,955
                                              ======     ======     ======


Comparison of the Results of Operations for the Three Months Ended March 31, 2001 and 2000

     General - Net income for the three months ended March 31, 2001 was $14.1 million, or $.60 per diluted share, compared to net income of $13.1 million, or $.55 per diluted share for the three months ended March 31, 2000. The increase in earnings is primarily due to higher net interest income, higher deposit fee income, and an increase in income from real estate operations, offset by higher non-interest expense and income tax expense.

     Net interest income - Net interest income was $32.5 million for the current quarter, compared to $30.5 million for the quarter ended March 31, 2000, an increase of $2.0 million or 6.4%. The Company's average interest-earning assets increased to $4.9 billion for the three months ended March 31, 2001, compared to $4.5 billion for the three months ended March 31, 2000, while the Company's net interest margin decreased to 2.66% for the current three month period, compared to 2.71% in the prior year period. Management currently expects that the recent 200 basis point easing in monetary policy by the Federal Reserve Bank, along with the recent widening of the difference in long-term and short-term rates, should result in an increase in a slight improvement in the Bank's net interest margin by the end of 2001.

     Interest income on loans receivable increased $9.4 million as a result of a $417.8 million increase in average loans receivable, along with an 18 basis point increase in the average yield on loans receivable. The increases in average balance and rate are due to the impact of rising interest rates in 2000 resulting in originations heavily weighted towards ARM loans, which the Bank generally holds in portfolio. With little difference between ARM origination rates and long-term mortgage rates, ARM loans originated and held in portfolio during the first nine months of 2000 were generally at rates in excess of the weighted average yield on the loan portfolio. Interest income on mortgage-backed securities decreased $514,000 to $1.7 million for the current quarter, due primarily to a $30.6 million decrease in average balances and a 3 basis point decrease in yield. Average balances declined due to normal amortization and prepayments. Interest income on investment securities increased $119,000 to $5.0 million, due to a $5.3 million increase in the average balance of this portfolio, and an 11 basis point increase in yield. The increase in investment balance is primarily due to purchases during the quarter as a result of higher cash flows from loan sales.

     Interest expense on deposit accounts increased $5.7 million to $31.5 million for the first quarter of 2001, due to a $256.2 million increase in average deposits compared to the prior year quarter, and a 50 basis point increase in the average cost of deposits compared to the prior year's three-month period. Approximately $89.8 million of the growth in average deposits is attributable to the acquisition of two branch offices since March 31, 2000, with the remainder of the increase primarily due to an increase in money market and certificates of deposit balances. The increase in average cost of deposits is primarily due to the upward repricing of maturing certificates of deposit during 2000. With the recent reduction in U.S. Treasury rates, the Bank expects the average cost of deposits to stabilize and decline later in 2001.

     Interest expense on borrowed funds increased $1.4 million to $25.1 million, as a result of a $68.8 million increase in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a 15 basis point increase in the average cost of borrowed funds. The increase in the average balance has been primarily for funding loan originations, while the increase in the average rates has been due to the replacement of maturing and called advances at higher interest rates.

     Provision for loan losses - The Bank provided no provision for loan losses during the first quarter of 2001, compared to $300,000 for the 2000 first quarter. Net recoveries during the 2001 quarter were $21,000 compared to net charge-offs of $9,000 for the three months ended March 31, 2000. The lack of a provision this quarter is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience as evidenced by net recoveries for the quarter, and the low level of non-performing assets which is expected to continue. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the quarter. At March 31, 2001 and December 31, 2000, the Bank's allowance for loan losses was $18.3 million, which equaled .43% of total loans receivable at March 31, 2001, compared to .42% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 102.3% at March 31, 2001 compared to 109.3% at December 31, 2000 and 108.1% at March 31, 2000.

     Non-interest income - Non-interest income increased $2.1 million, or 27.1%, to $9.9 million for the three months ended March 31, 2001, compared to $7.8 million for the three months ended March 31, 2000. The increase is due to positive results in real estate development income and higher fee income from deposit account products. Increased gains on sales of loans and investment securities, were more than offset by lower loan servicing income.

     Lower interest rates, and a higher level of fixed-rate loan originations led to increased profits from loan sales. Gain on sale of loans increased to $691,000 for the three months ended March 31, 2001, compared to $57,000 for the three months ended March 31, 2000. A $240,000 mark-to-market adjustment is included in gain on sale of loans as a result of valuation of loan commitments and forward loan sales as derivative instruments under SFAS No. 133, which was adopted on January 1, 2001. Loan sale volume was $126.3 million, including $19.7 million of current quarter originations that were swapped into mortgage-backed securities and sold. For the three months ended March 31, 2000, loan sale volume was $35.7 million. Compared to 2000, during the current year the Bank has begun to experience a shift in consumers' preferences to fixed-rate mortgage loans, due in part to a decline in long-term rates. Because the Company generally sells fixed rate mortgage originations, this change will result in higher mortgage banking profits, as well as contribute to more moderate balance sheet growth, in 2001.

     Income from real estate operations increased $874,000 to $3.3 million for the three months ended March 31, 2001 compared to the prior year quarter. A summary of income from real estate operations follows:

                                           Three Months Ended March 31,
                                       ------------------------------------
                                          2001                     2000
                                       ------------             -----------
                                       # of      Pre-tax   # of     Pre-tax
                                       Lots      Income    Lots     Income
                                       ------    ------   -------   ------
                                             (Dollars in thousands)
Tallgrass of Naperville                    85    $ 3,349       90   $ 2,288
Reigate Woods                               -          -        3        83
Harmony Grove                               -          -        -       104
                                       ------    -------  -------   -------

                                           85    $ 3,349       93   $ 2,475
                                       ======    =======  =======   =======


     The Company sold 85 lots in Tallgrass of Naperville project during the three months ended March 31, 2001. The significant increase in profit per lot is primarily due to significantly higher lot prices on current year sales compared to the prior year, without any appreciable increase in development costs. There are 19 lots under contract in this 951-lot subdivision at March 31, 2001, with 288 remaining to be sold. Based on the strong demand in Tallgrass, management currently expects that pre-tax income from real estate development in 2001 should be in the range of $8.0-$9.5 million.

     Deposit account service charges increased $856,000, or 33.3%, to $3.4 million for the three months ended March 31, 2001, primarily due to continued growth in the number of checking accounts serviced by the Bank and fee increases. At March 31, 2001, the Bank had approximately 118,400 checking accounts, compared to 106,100 at March 31, 2000.

     Brokerage commissions decreased $133,000, or 19.6%, to $545,000 for the three months ended March 31, 2001 compared to the prior year quarter. The decline in commission income reflects the decrease in brokerage activity as a result of the declining stock market and slowing economy.

     Loan servicing fee income decreased $819,000 to a net expense of $(263,000) for the three months ended March 31, 2001, compared to $556,000 for the prior year quarter. The decrease is primarily due to the sale of $600 million of servicing rights (approximately half of the Bank's portfolio of loans serviced for others) in the third quarter of 2000. Amortization of servicing rights was $614,000 for the three months ended March 31, 2001, compared to $223,000 for the prior year three-month period. The increase in amortization expense was due to increased prepayment speeds. In addition, a $215,000 impairment writedown was taken on mortgage servicing rights due to the impact of higher expected prepayment speeds on the net present value of expected cash flows from these servicing rights.

     Other non-interest income increased $548,000, or 45.0% to $1.8 million for the three months ended March 31, 2001, compared to $1.2 million for the prior year quarter. The increase is due primarily to increased income from loan modifications and title agency fees.

     Non-interest expense - Non-interest expense increased $2.3 million or 12.8% compared to prior year period, to $19.9 million for the three months ended March 31, 2001.

     Compensation and benefits increased 11.8% or $1.2 million to $11.3 million for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase is primarily due to increased normal salary increases, higher benefit costs, increased staffing costs due to increased loan volume, and increased staff resulting from two branch acquisitions in April 2000.

     Occupancy expense increased $309,000, or 16.1% to $2.2 million for the three months ended March 31, 2001 compared to the prior year period, primarily due to higher utility and maintenance costs and increased operating expenses from two new branch sites acquired.

     Advertising and promotion expense increased $246,000, or 24.6% to $1.2 million for the three months ended March 31, 2001 compared to the prior year, primarily due to increased advertising activity related to the Company's branding campaign.

     Data processing expense increased $48,000 or 6.7% to $764,000 for the three months ended March 31, 2001 compared to the prior year period. The increase is primarily due to increased depreciation expense related to additional acquired computer equipment for upgrading existing systems and continued expansion of the Bank's retail network.

     Amortization of intangibles increased $191,000 to $1.2 million for the three months ended March 31, 2001. The amortization relates to goodwill and core deposit intangibles from transactions accounted for under the purchase method of accounting. The increase in expense over the prior period was attributable to the two branch acquisitions during the last twelve months, which were accounted for as purchase transactions.

     Other non-interest expense increased $264,000 to $3.1 million for the three months ended March 31, 2001 compared to the prior year period. Costs increased due to general operating expenses at the two new branches, as well as expenses related to the Bank's internet-based lending activities.

     Income taxes - For the three months ended March 31, 2001, income tax expense totaled $8.3 million, or an effective income tax rate of 37.2%, compared to $7.2 million, or an effective income tax rate of 35.5%, for the three months ended March 31, 2000. The lower effective income tax rate in the prior period was primarily the result of recognition in the prior period of income tax benefits relating to the resolution of certain prior years' income tax issues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company's December 31, 2000 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2000.

Part II  -  Other Information

Item 1. Legal Proceedings.  Not applicable.

Item 2. Changes in Securities.  Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Company held its Annual Meeting of Shareholders on April 25,
            2001.

        (b) The names of each director elected at the Annual Meeting for three-year terms are as follows:

                                 Terry A. Ekl
                                Kenneth Koranda
                                 Lois B. Vasto
                              Jerry A. Weberling

        The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

              Robert Bowles, MD                   Henry R. Smogolski
              David C. Burba                      F. William Trescott
              Joe F. Hanauer                      Andrew J. Zych
              Allen Koranda

        (c) In addition to the election of directors, the following matters were voted upon at the Annual Meeting. The number of affirmative votes and negative votes cast with respect to each matter is shown below.

               (i) Approval of the amendment to the MAF Bancorp, Inc. 2000 Stock Option Plan.

                   For         Against      Abstain    Broker Non-votes
              -----------    -----------   ----------  ----------------
              14,715,344      2,609,588     178,086        2,978,149

               (ii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001:

                   For         Against      Abstain    Broker Non-votes
              -----------   ------------   ----------  ----------------
              20,351,338       80,842        48,987           0


        (d) None.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit No. 3.  Certificate of Incorporation and By-laws.

               (i) Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K dated December 19, 2000).

               (ii)   Amended and Restated By-laws of Registrant.

            Exhibit No. 10. Material Contracts

               (i) Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. *

               (ii) Amendment dated March 27, 2001 to the MAF Bancorp, Inc.
                    Stock Option Gain Deferral Plan. *

            -----------

            * Indicates management contracts or compensatory plans or
              arrangements required to be filed as an exhibit.

            Exhibit No. 11.  Statement re:  Computation of per share earnings.

                                                                 Quarter Ended
                                                                March 31, 2001
                                                                --------------

               Net income                                        $  14,078,000
                                                                   ===========

               Weighted average common shares outstanding           23,018,839
                                                                   ===========

               Basic earnings per share                          $         .61
                                                                           ===


               Weighted average common shares outstanding           23,018,839

               Common stock equivalents due to dilutive
                effect of stock options                                474,394
                                                                   -----------
               Total weighted average common shares and
                equivalents outstanding for diluted computation     23,493,233
                                                                   ===========

               Diluted earnings per share                        $         .60
                                                                           ===



        (b)  Reports on Form 8-K.

             A Form 8-K was filed to report that on January 25, 2001, MAF Bancorp, Inc. announced its 2000 fourth quarter earnings results, and a copy of the press release was included as an exhibit.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MAF Bancorp. Inc.
                                              -----------------------------
                                                      (Registrant)



Date:        May 11, 2001                  By:   /s/  Allen H. Koranda
       ----------------------                 -----------------------------
                                                    Allen H. Koranda
                                               Chairman of the Board and
                                                Chief Executive Officer

Date:       May 11, 2001                   By:  /s/ Jerry A. Weberling
       ----------------------                 -----------------------------
                                                    Jerry A. Weberling
                                              Executive Vice President and
                                                 Chief Financial Officer