Form 10-Q
period 2001-06-30
MAF BANCORP INC
filed 2001-08-13
CIK 854662

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark one)
   [ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended June 30, 2001

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 22,513,839 at August 10, 2001.


================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

Index
-----


Part I.     Financial Information                                         Page
-------     ---------------------                                         ----
Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            as of June 30, 2001 and December 31, 2000 (unaudited)......     3

            Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2001 and 2000 (unaudited)............     4

            Consolidated Statement of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 2001 (unaudited).........     5

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000 (unaudited)........     6

            Notes to Unaudited Consolidated Financial Statements.......     8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.    32

Part II.    Other Information
--------    -----------------

Item 1.     Legal Proceedings..........................................    33

Item 2.     Changes in Securities......................................    33

Item 3.     Defaults Upon Senior Securities............................    33

Item 4.     Submission of Matters to a Vote of Security Holders........    33

Item 5.     Other Information..........................................    33

Item 6.     Exhibits and Reports on Form 8-K...........................    34

            Signature Page.............................................    35

                         Part I.  Financial Information

                         Item 1.  Financial Statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 June 30,     December 31,
                                                                                   2001           2000
                                                                                ----------    -----------
Assets
------
Cash and due from banks                                                         $   94,491         77,860
Interest-bearing deposits                                                           52,128         53,392
Federal funds sold                                                                 144,367        139,268
Investment securities, at cost (fair value of $0 and $13,290)                            -         12,633
Investment securities available for sale, at fair value                            283,764        174,494
Stock in Federal Home Loan Bank of Chicago, at cost                                117,968         84,775
Mortgage-backed securities, at amortized cost (fair value of $0 and $79,137)             -         80,301
Mortgage-backed securities available for sale, at fair value                       103,254         24,084
Loans receivable held for sale                                                      87,036         41,074
Loans receivable, net of allowance for losses of $18,221 and $18,258             4,126,468      4,287,040
Accrued interest receivable                                                         27,859         27,888
Foreclosed real estate                                                               1,260          1,808
Real estate held for development or sale                                             7,126         12,718
Premises and equipment, net                                                         50,144         48,904
Other assets                                                                        66,482         60,485
Intangible assets, net of accumulated amortization of $17,311 and $15,030           66,583         68,864
                                                                                ----------      ---------
                                                                                $5,228,930      5,195,588
                                                                                ==========      =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits                                                                       $3,125,251      2,974,213
 Borrowed funds                                                                  1,600,900      1,728,900
 Advances by borrowers for taxes and insurance                                      38,992         38,354
 Accrued expenses and other liabilities                                             68,928         66,392
                                                                                ----------      ---------
  Total liabilities                                                              4,834,071      4,807,859
                                                                                ----------      ---------
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; none outstanding                                                               -              -
 Common stock, $.01 par value;
  authorized 80,000,000 shares; 25,420,650 shares issued;
  22,504,396 and 23,110,022 shares outstanding                                         254            254
Additional paid-in capital                                                         198,144        198,068
Retained earnings, substantially restricted                                        260,712        237,867
Stock in gain deferral plan; 223,453 shares                                            511            511
Accumulated other comprehensive income, net of tax                                   1,993          1,435
Treasury stock, at cost; 3,139,707 and 2,534,081 shares                            (66,755)       (50,406)
                                                                                ----------      ---------
 Total stockholders' equity                                                        394,859        387,729
                                                                                ----------      ---------
                                                                                $5,228,930      5,195,588
                                                                                ==========      =========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                -------------------      --------------------
                                                                  2001        2000         2001         2000
                                                                -------     -------      -------      -------
Interest income:
 Loans receivable                                               $78,187      74,856       158,270     145,561
 Mortgage-backed securities                                           -       1,496             -       3,021
 Mortgage-backed securities available for sale                    1,650         635         3,310       1,284
 Investment securities                                            1,559       1,687         3,052       3,284
 Investment securities available for sale                         4,074       3,264         7,511       6,478
 Interest-bearing deposits and federal funds sold                 2,437       2,693         4,911       5,094
                                                                -------      ------       -------     -------
   Total interest income                                         87,907      84,631       177,054     164,722
                                                                -------      ------       -------     -------
Interest expense:
 Deposits                                                        31,637      27,902        63,147      53,691
 Borrowed funds                                                  24,419      24,668        49,558      48,427
                                                                -------      ------       -------     -------
   Total interest expense                                        56,056      52,570       112,705     102,118
                                                                -------      ------       -------     -------
   Net interest income                                           31,851      32,061        64,349      62,604
Provision for loan losses                                             -         300             -         600
                                                                -------      ------       -------     -------
   Net interest income after provision for loan losses           31,851      31,761        64,349      62,004
                                                                -------      ------       -------     -------
Non-interest income:
 Gain (loss) on sale of:
   Loans receivable                                               1,906         147         2,597         204
   Mortgage-backed securities                                         -        (700)            -        (700)
   Investment securities                                            390           -           560         133
   Foreclosed real estate                                           147         132           322         204
 Deposit account service charges                                  4,107       3,100         7,533       5,670
 Income from real estate operations                               1,321       2,701         4,670       5,176
 Brokerage commissions                                              637         476         1,182       1,154
 Loan servicing fee income (expense)                                (63)        473          (326)      1,029
 Other                                                            2,056       1,489         3,822       2,707
                                                                -------      ------       -------     -------
   Total non-interest income                                     10,501       7,818        20,360      15,577
                                                                -------      ------       -------     -------
Non-interest expense:
 Compensation and benefits                                       11,704      10,112        23,045      20,257
 Office occupancy and equipment                                   2,210       1,990         4,434       3,905
 Advertising and promotion                                        1,099         888         2,347       1,890
 Data processing                                                    746         736         1,510       1,452
 Federal deposit insurance premiums                                 147         149           302         296
 Amortization of intangible assets                                1,130       1,184         2,281       2,144
 Other                                                            3,211       2,938         6,276       5,739
                                                                -------      ------       -------     -------
   Total non-interest expense                                    20,247      17,997        40,195      35,683
                                                                -------      ------       -------     -------
    Income before income taxes                                   22,105      21,582        44,514      41,898
Income tax expense                                                8,225       7,911        16,556      15,118
                                                                -------      ------       -------     -------
   Net income                                                   $13,880      13,671        27,958      26,780
                                                                =======      ======       =======     =======
Basic earnings per share                                        $   .61         .59          1.23        1.14
                                                                =======      ======       =======     =======
Diluted earnings per share                                      $   .60         .58          1.20        1.13
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                                             Six Months Ended June 30, 2001
                                                      ----------------------------------------------------------------------------
                                                                                       Accumulated    Stock in
                                                               Additional                 other         gain
                                                      Common    paid-in    Retained   comprehensive   deferral  Treasury
                                                       stock    capital    earnings       income        plan      stock     Total
                                                      ------   ----------  ---------  -------------   --------  --------   -------
   Balance at December 31, 2000                        $254      198,068    237,867       1,435         511      (50,406)  387,729
                                                       ----      -------    -------       -----         ---      -------   -------
   Comprehensive income:
     Net income                                           -            -     27,958           -           -            -    27,958
     Other comprehensive income, net of tax:
      Unrealized holding gain during the period           -            -          -         910           -            -       910
      Less: reclassification adjustment of gains
       included in net income                             -            -          -        (352)          -            -      (352)
                                                       ----      -------    -------       -----         ---      -------   -------
     Total comprehensive income                           -            -     27,958         558           -            -    28,516
                                                       ----      -------    -------       -----         ---      -------   -------
   Exercise of 30,401 stock options and
     reissuance of treasury stock                         -            -       (174)          -           -          578       404
   Purchase of treasury stock                             -            -          -           -           -      (16,927)  (16,927)
   Tax benefits from stock-related compensation           -           76          -           -           -            -        76
   Cash dividends ($.22 per share)                        -            -     (4,989)          -           -            -    (4,989)
   Dividends paid to gain deferral plan                   -            -         50           -           -            -        50
                                                       ----      -------    -------       -----          ---     -------   -------
   Balance at June 30, 2001                            $254      198,144    260,712       1,933          511     (66,755)  394,859
                                                       ====      =======    =======       =====          ===     =======   =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                        --------------------
                                                                                           2001       2000
                                                                                        ---------   --------
Operating activities:
Net income                                                                              $  27,958     26,780
 Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                                          2,432      2,140
     Provision for loan losses                                                                  -        600
     FHLB of Chicago stock dividend                                                        (3,193)    (1,347)
     Deferred income tax expense                                                              677        526
     Amortization of intangible assets                                                      2,281      2,144
     Amortization of premiums, discounts, loan fees and servicing rights                    3,113        335
     Net gain on sale of loans receivable and real estate held for
       development or sale                                                                 (7,267)    (4,680)
     Gain on sale of investment securities                                                   (560)      (133)
     Decrease (increase) in accrued interest receivable                                        29     (2,508)
     Net increase in other assets and liabilities                                          (8,484)   (25,811)
 Loans originated for sale                                                               (545,874)  (132,856)
 Sale of loans originated and purchased for sale                                          499,196    109,162
                                                                                        ---------   --------
     Net cash used in operating activities                                                (29,692)   (25,648)
Investing activities:
 Loans receivable originated for investment                                              (657,990)  (548,258)
 Principal repayments on loans receivable                                                 818,432    317,126
 Principal repayments on mortgage-backed securities                                        12,659     12,308
 Proceeds from maturities of investment securities available for sale                      17,165     36,565
 Proceeds from sale of:
   Investment securities available for sale                                                 3,009        717
   Real estate held for development or sale                                                17,291     25,109
   Mortgage-backed securities available for sale                                                -      9,300
 Purchases of:
   Loans receivable held for investment                                                         -    (54,019)
   Investment securities available for sale                                              (115,584)   (15,968)
   Investment securities held to maturity                                                       -        (59)
   Mortgage-backed securities available for sale                                          (11,278)    (4,085)
   Stock in FHLB of Chicago                                                               (30,000)    (4,403)
   Real estate held for development or sale                                                (2,633)   (10,887)
   Premises and equipment                                                                  (3,672)    (2,674)
 Cash received from acquisition of deposits, net                                                -     80,903
                                                                                        ---------   --------
       Net cash provided by (used in) investing activities                              $  47,399   (158,325)
                                                                                        ---------   --------

                                                            (continued)

                      MAF BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               ----------------------
                                                                                 2001          2000
                                                                               ---------     --------
Financing activities:
  Proceeds from FHLB of Chicago advances                                       $  80,000     $225,000
  Proceeds from unsecured line of credit                                           6,000       15,000
  Repayment of FHLB of Chicago advances                                         (210,000)     (90,000)
  Repayment of unsecured line of credit                                           (4,000)      (5,000)
  Net decrease in other borrowings                                                     -         (288)
  Proceeds from exercise of stock options                                            403           70
  Purchase of treasury stock                                                     (16,924)     (17,338)
  Cash dividends                                                                  (4,546)      (4,238)
  Net increase in deposits                                                       151,188       87,894
  Increase in advances by borrowers for taxes and insurance                          638        3,018
                                                                               ---------     --------
    Net cash provided by financing activities                                      2,759      214,118
                                                                               ---------     --------
Increase in cash and cash equivalents                                             20,466       30,145
Cash and cash equivalents at beginning of period                                 270,520      158,040
                                                                               ---------     --------
Cash and cash equivalents at end of period                                     $ 290,986     $188,185
                                                                               =========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowed funds                                    $ 113,535     $100,731
    Income taxes                                                                  15,200       12,011
Summary of non-cash transactions:
  Transfer of loans receivable to foreclosed real estate                           1,569        1,221
  Loans receivable swapped into mortgage-backed securities                        55,928        2,998
  Investments securities held-to-maturity transferred to available-for-sale       12,633            -
  Mortgage-backed securities held-to-maturity transferred to
   available-for-sale                                                             80,301            -
  Treasury stock received for option exercises (1,339 and 39,691 shares)              36          790
                                                                               =========     ========

See accompanying notes to unaudited consolidated financial statements.

                      MAF BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
               Three and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

  The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and six month periods ended June 30, 2001 and 2000 and as of December 31, 2000. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                                      Three Months Ended June 30,
                                            -------------------------------------------------------------------------------
                                                            2001                                      2000
                                            -------------------------------------     -------------------------------------
                                              Income        Shares      Per-Share       Income        Shares      Per-Share
                                            (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount
                                            -----------  -------------  ---------     -----------  -------------  ---------
                                                             (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to common shareholders   $    13,880     22,585,594  $     .61     $    13,671     23,245,139  $     .59
                                            ===========                 =========     ===========                 =========
Effect of dilutive securities:
  Stock options                                                501,414                                   273,354
                                                         -------------                             -------------
Diluted earnings per share:
 Income available to common shareholders
  plus assumed conversions                  $    13,880     23,087,008  $     .60     $    13,671     23,518,493  $     .58
                                            ===========  =============  =========     ===========  =============  =========

                                                                        Six Months Ended June 30,
                                            -------------------------------------------------------------------------------
                                                            2001                                      2000
                                            -------------------------------------     -------------------------------------
                                              Income        Shares      Per-Share       Income        Shares      Per-Share
                                            (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount
                                            -----------  -------------  ---------     -----------  -------------  ---------
                                                             (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to common shareholders   $    27,958     22,802,133  $    1.23     $    26,780     23,512,690  $    1.14
                                            ===========                 =========     ===========                 =========
Effect of dilutive securities:
  Stock options                                                487,904                                   223,554
                                                         -------------                             -------------
Diluted earnings per share:
  Income available to common shareholders
   plus assumed conversions                 $    27,958     23,290,037  $    1.20     $    26,780     23,736,244  $    1.13
                                            ===========  =============  =========     ===========  =============  =========

(3) Commitments and Contingencies

  At June 30, 2001, the Bank had outstanding commitments to originate and purchase loans of $527.5 million, of which $368.6 million were fixed-rate loans, with rates ranging from 5.875% to 8.50%, and $158.9 million were adjustable-rate loans. At June 30, 2001, commitments to sell loans were $119.6 million.

  At June 30, 2001, the Bank had outstanding standby letters of credit totaling $14.7 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $4.3 million related to real estate development improvements.

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

(6) Segment Information

  The Company utilizes the "management approach" for segment reporting. This approach is based on the way that the chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

  The Company operates two separate lines of business. The Bank operates primarily as a retail bank, participating in residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the tables below:

                                                At or For the Three Months Ended June 30, 2001
                                         -------------------------------------------------------------
                                           Retail          Land                           Consolidated
                                          Banking       Development     Eliminations         Total
                                         ----------     -----------     ------------      ------------
                                                                (In thousands)
Interest income                          $   87,914            -                  (7)           87,907
Interest expense                             56,010           53                  (7)           56,056
                                         ----------        -----        ------------         ---------
  Net interest income                        31,904          (53)                  -            31,851
Non-interest income                           9,180        1,321                   -            10,501
Non-interest expense                         20,008          239                   -            20,247
                                         ----------        -----        ------------         ---------
Income before income taxes                   21,076        1,029                   -            22,105
Income tax expense                            7,817          408                   -             8,225
                                         ----------        -----        ------------         ---------
Net income                               $   13,259          621                   -            13,880
                                         ==========        =====        ============         =========
Average assets                           $5,206,128        7,972                   -         5,214,100
                                         ==========        =====        ============         =========

                                                At or For the Three Months Ended June 30, 2000
                                         -------------------------------------------------------------
                                           Retail          Land                           Consolidated
                                          Banking       Development     Eliminations         Total
                                         ----------     -----------     ------------      ------------
                                                                (In thousands)
Interest income                          $   84,691            -                 (60)           84,631
Interest expense                             52,570           60                 (60)           52,570
                                         ----------       ------        ------------         ---------
  Net interest income                        32,121          (60)                  -            32,061
Provision for loan losses                       300            -                   -               300
                                         ----------       ------        ------------         ---------
  Net interest income after provision        31,821          (60)                  -            31,761
Non-interest income                           5,117        2,701                   -             7,818
Non-interest expense                         17,836          161                   -            17,997
                                         ----------       ------        ------------         ---------
Income before income taxes                   19,102        2,480                   -            21,582
Income tax expense                            6,927          984                   -             7,911
                                         ----------       ------        ------------         ---------
Net income                               $   12,175        1,496                   -            13,671
                                         ==========       ======        ============         =========
Average assets                           $4,889,249       13,760                   -         4,903,009
                                         ==========       ======        ============         =========

                                                 At or For the Six Months Ended June 30, 2001
                                           -------------------------------------------------------
                                             Retail         Land                      Consolidated
                                             Banking    Development    Eliminations      Total
                                           ----------   -----------    ------------   ------------
                                                              (In thousands)

Interest income                            $  177,073             -             (19)       177,054
Interest expense                              112,614           110             (19)       112,705
                                           ----------   -----------    ------------   ------------
  Net interest income                          64,459          (110)              -         64,349
Non-interest income                            15,690         4,670               -         20,360
Non-interest expense                           39,610           585               -         40,195
                                           ----------   -----------    ------------   ------------
Income before income taxes                     40,539         3,975               -         44,514
Income tax expense                             14,979         1,577               -         16,556
                                           ----------   -----------    ------------   ------------
Net income                                 $   25,560         2,398               -         27,958
                                           ==========   ===========    ============   ============
Average assets                             $5,161,726         9,888               -      5,171,614
                                           ==========   ===========    ============   ============

                                                 At or For the Six Months Ended June 30, 2000
                                           -------------------------------------------------------
                                             Retail         Land                      Consolidated
                                             Banking    Development    Eliminations      Total
                                           ----------   -----------    ------------   ------------
                                                              (In thousands)
Interest income                            $  164,876              -           (154)       164,722
Interest expense                              102,118            154           (154)       102,118
                                           ----------  -------------   ------------   ------------
  Net interest income                          62,758           (154)             -         62,604
Provision for loan losses                         600              -              -            600
                                           ----------  -------------   ------------   ------------
  Net interest income after provision          62,158           (154)             -         62,004
Non-interest income                            10,401          5,176              -         15,577
Non-interest expense                           35,231            452              -         35,683
                                           ----------  -------------   ------------   ------------
Income before income taxes                     37,328          4,570              -         41,898
Income tax expense                             13,305          1,813              -         15,118
                                           ----------  -------------   ------------   ------------
Net income                                 $   24,023          2,757              -         26,780
                                           ==========  =============   ============   ============
Average assets                             $4,801,078         15,966              -      4,817,044
                                           ==========  =============   ============   ============

(7) New Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 supercedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's results of operation.

  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill related to purchase acquisitions consummated prior to June 30, 2001 effective January 1, 2002. Management expects the benefit related to the elimination of $3.2 million of current annual goodwill amortization to be approximately $.14 per diluted share. The Company will also complete an initial goodwill impairment assessment to determine if a transition impairment charge will be recognized under SFAS No. 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

  This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on the operations and could affect the outlook or future prospects of the Company and its subsidiaries include, but are not limited to unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's or Mid Town Bancorp's loan or investment portfolios, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company's market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, higher than anticipated costs or lower than anticipated revenues associated with the Mid Town Bancorp acquisition or the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

  MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank"), and secondarily, in the land development business primarily through MAF Developments, Inc.


  The Bank is a consumer-oriented financial institution offering various financial services to its customers through 27 retail banking offices. The Bank's market area is generally defined as the western suburbs of

Chicago, including DuPage County, western Cook County, northern Will County, eastern Kane County, as well as the northwest and southwest sides of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, residential construction, land acquisition and development, and a variety of consumer loans. The Bank also has a small portfolio of commercial real estate loans. Through two wholly-owned subsidiaries, MAF Developments, and NW Financial, Inc., the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, Mid America Investment Services, Inc., which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer, and MAF Realty Co., LLC III, the holding company of MAF Realty Co., LLC IV, a real estate investment trust.

  On July 5, 2001, the Company agreed to acquire privately-held Mid Town Bancorp, Inc., ("Mid Town") based in Chicago, in a 80% cash, 20% stock transaction valued at $69 million. Mid Town is the parent holding company for Mid Town Bank & Trust Company of Chicago, which operates four branches in Chicago, Illinois. As of March 31, 2001, Mid Town had $322 million in assets, $283 million in deposits and $31.5 million in stockholders' equity. The transaction will be accounted for as a purchase under the new business combinations standards discussed in Note 7, "New Accounting Pronouncements," is subject to regulatory approval and the approval of Mid Town's shareholders, and is expected to close prior to the end of 2001.

  The banking industry has and continues to experience consolidation both nationally and in the local Chicago area. As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the markets it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that future acquisitions made by the Company could involve some short-term book value per share dilution and earnings per share dilution depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

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

  At June 30, 2001, the Bank was in compliance with all of its capital requirements as follows:

                                                       June 30, 2001               December 31, 2000
                                                  -----------------------       -----------------------
                                                              Percent of                    Percent of
                                                    Amount      Assets            Amount      Assets
                                                  ----------  -----------       ----------  -----------
                                                                 (Dollars in thousands)
Stockholder's equity of the Bank                  $  403,410         7.74%      $  394,474         7.63%
                                                  ==========  ===========       ==========  ===========
Tangible capital                                  $  332,142         6.47%      $  321,931         6.32%
Tangible capital requirement                          77,057         1.50           76,408         1.50
                                                  ----------  -----------       ----------  -----------
Excess                                            $  255,085         4.97%      $  245,523         4.82%
                                                  ==========  ===========       ==========  ===========
Core capital                                      $  332,142         6.47%      $  321,931         6.32%
Core capital requirement                             154,114         3.00          152,816         3.00
                                                  ----------  -----------       ----------  -----------
Excess                                            $  178,028         3.47%      $  169,115         3.32%
                                                  ==========  ===========       ==========  ===========
Core and supplementary capital                    $  344,070        11.95%      $  336,801        11.98%
Risk-based capital requirement                       230,307         8.00          224,878         8.00
                                                  ----------  -----------       ----------  -----------
Excess                                            $  113,763         3.95%      $  111,923         3.98%
                                                  ==========  ===========       ==========  ===========
Total Bank assets                                 $5,209,542                    $5,168,163
Adjusted total Bank assets                         5,137,147                     5,093,883
Total risk-weighted assets                         2,951,235                     2,885,260
Adjusted total risk-weighted assets                2,878,840                     2,810,981
Investment in Bank's real estate subsidiaries          2,476                         2,445
                                                  ==========                    ==========

  A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                       June 30,       December 31,
                                                                         2001            2000
                                                                      ----------      ------------
                                                                             (In thousands)
Stockholder's equity of the Bank                                       $403,410         394,474
Goodwill                                                                (60,340)        (61,962)
Core deposit intangibles                                                 (6,243)         (6,902)
Non-permissible subsidiary deduction                                     (2,476)         (2,445)
Non-includable purchased mortgage servicing rights                         (835)           (511)
Regulatory capital adjustment for available for sale securities          (1,374)           (723)
                                                                        --------         -------
Tangible and core capital                                                332,142         321,931
Recourse on loan sales                                                    (6,292)         (3,388)
General loan loss reserves                                                18,220          18,258
                                                                        --------         -------
Core and supplementary capital                                          $344,070         336,801
                                                                        ========         =======

Changes in Financial Condition

  Total assets of the Company were $5.23 billion at June 30, 2001, an increase of $33.3 million, or .6% from $5.20 billion at December 31, 2000. The increase is primarily due to an increase in investment securities funded by an increase in deposits offset by a decrease in loans receivable. Heavy mortgage loan refinance activity and borrowers preferring long term fixed-rate mortgage loans, which the Bank generally sells into the secondary market resulted in the decrease in loans receivable. Currently, management expects fixed-rate loan origination activity to be strong for the remainder of 2001 resulting in little additional balance sheet growth from June 30, 2001.

  Cash and short-term investments totaled a combined $291.0 million at June 30, 2001, an increase of $20.5 million from the combined balance of $270.5 million at December 31, 2000.

  Investment securities available for sale increased $109.3 million to $283.8 million at June 30, 2001. The Company transferred $12.6 million of investment securities with a market value of $13.3 million from the held-to-maturity category to the available for sale category on January 1, 2001 as allowed upon adoption of SFAS No. 133. The remaining increase is due to $115.6 million in purchases of primarily agency debt securities, corporate bonds and preferred stock offset by maturities of $17.2 million of primarily asset-backed and U.S. Agency securities, and sales of $3.0 million of equity securities. The increased investment securities purchase activity in 2001 is due to the additional liquidity available from higher levels of loan prepayments. The Company recognized a gain of $560,000 on the sale of investment securities available for sale during the six months ended June 30, 2001.

  Mortgage-backed securities available for sale increased $79.2 million to $103.3 million at June 30, 2001, primarily due to the transfer of $80.3 million of mortgage-backed securities with a market value of $79.1 million from the held-to-maturity category to the available for sale category on January 1, 2001 as allowed upon adoption of SFAS No. 133. Purchases of GNMA mortgage-backed securities and Collaterized Mortgage Obligations ("CMO") totaling $11.3 million, were offset by normal amortization and prepayments.

  Included in mortgage-backed securities classified as available for sale are $54.2 million of CMO securities at June 30, 2001, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

  Loans receivable, including loans held for sale, decreased $114.6 million, or 2.7%, to $4.21 billion at June 30, 2001. The Bank originated $1.2 billion of loans during the six-month period ended June 30, 2001, compared to $736.2 million during the prior year period. The higher loan origination volume was primarily due to an increase in mortgage refinance activity due to the decline in interest rates during 2001. Offsetting originations were amortization and prepayments totaling $818.4 million, as well as loan sales of $499.8 million. Loans receivable held for sale increased to $87.0 million as of June 30, 2001, compared to $41.1 million at December 31, 2000. The large increase in loans held for sale, as well as loan sale activity during the current six month period, is due to an increase in long-term fixed-rate loan originations, that the Bank typically sells into the secondary market.

  The allowance for loan losses totaled $18.2 million at June 30, 2001, a decrease of $37,000 from the balance at December 31, 2000, due to net charge-offs for the period. The Bank's allowance for loan losses to total loans outstanding was .44% at June 30, 2001, compared to .42% at December 31, 2000. Non-performing loans decreased $129,000 to $16.6 million at June 30, 2001, compared to $16.7 million at December 31, 2000. As a percentage of total loans receivable, the level of non-performing loans was .40% at June 30, 2001, compared to .39% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 109.9% at June 30, 2001 compared to 109.3% at December 31, 2000, and 117.1% at June 30, 2000.

  In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience which has ranged from 1 to 14 basis points as a percentage of outstanding loans over the last five years, and
(3) specific allocations based upon probable losses identified during the review of the portfolio.

  Foreclosed real estate decreased $548,000 to $1.3 million at June 30, 2001 primarily due to the sales of single family homes. The balance of foreclosed real estate is made up of eight single family homes all in the Bank's market area.

  Real estate held for development or sale decreased $5.6 million to $7.1 million at June 30, 2001 primarily due to lot sales in its Tallgrass subdivision. A summary of the carrying value of real estate held for development or sale follows:

                                                        June 30,  December 31,
                                                          2001        2000
                                                        --------  ------------
                                                           (in thousands)
     Tallgrass of Naperville                            $  2,359         8,041
     Shenandoah                                            4,461         4,387
     Woodbridge                                              306           290
                                                        --------  ------------
                                                        $  7,126        12,718
                                                        ========  ============

  The Company had 118 lot sales in Tallgrass of Naperville during the six months ended June 30, 2001. At June 30, 2001, 255 lots remain in Tallgrass, with none under contract. The lack of pending sales at June 20, 2001 is due to the current depletion of inventory, which is expected to increase as the development of the latest phase of the project reaches completion in the third quarter of 2001. The balance of the Shenandoah project reflects the Company's purchase, in the second quarter of 2000, of 182 acres of land in Plainfield, Illinois. The project is currently expected to yield 365 lots, with development expected to commence in late 2001. The remaining balance of the Woodbridge project consists of two parcels of commercial property totaling 3.5 acres. At June 30, 2001, one of the two remaining parcels is under contract with the Bank, and expected to be used for future branch expansion, while the other is under contract and expected to be sold in the fourth quarter of 2001 at a pre-tax profit of approximately $550,000.

  Deposits increased $151.0 million, to $3.13 billion at June 30, 2001. After consideration of interest of $59.6 million credited to accounts during the six months ended June 30, 2001, actual cash inflows were $91.6 million. The increase is primarily due to increases in money market and certificate of deposit balances.

  Borrowed funds, which consist primarily of FHLB of Chicago advances, decreased $128.0 million to $1.6 billion at June 30, 2001. The decrease is primarily attributable to repayments of FHLB of Chicago borrowings utilizing net deposit inflows, as well as excess liquidity from higher levels of loan prepayments and loan sales during the first six months of 2001. Borrowings at June 30, 2001 also include $6.0 million drawn on the Company's revolving line of credit compared to $4.0 million at December 31, 2000. These funds have been used primarily to fund a portion of the repurchases under the Company's stock buyback program.

  Stockholders' equity increased $7.1 million, or 1.84% at June 30, 2001, primarily due to net income of $28.0 million, offset by stock repurchases of $16.9 million and cash dividends declared of $5.0 million.

Asset Quality

  Non-Performing Assets. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt. Under the Bank's current policies, when a loan is 90 days or more past due, in the process of foreclosure, or in bankruptcy, the full amount of previously accrued but unpaid interest is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the loan portfolio.

  For the quarter ended June 30, 2001, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $306,000, compared to $294,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $572,000 compared to $589,000 for the six months ended June 30, 2000.

  Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                              61-90 Days                 91 Days or More
                     ----------------------------  ----------------------------
                             Principal                          Principal
                     Number  Balance of  Percent   Number  Balance of  Percent
                       Of    Delinquent     Of       Of    Delinquent     Of
                     Loans     Loans      Total    Loans     Loans      Total
                     ------  ----------  --------  ------  ----------  --------
                                      (Dollars in thousands)
June 30, 2001          37    $  3,465      .08%      125    $16,397      .37%
                       ==    ========      ===       ===    =======      ===
March 31, 2001         37    $  4,745      .10%      123    $15,749      .35%
                       ==    ========      ===       ===    =======      ===
December 31, 2000      50    $  4,084      .10%      115    $14,764      .34%
                       ==    ========      ===       ===    =======      ===
September 30, 2000     36    $  4,004      .09%      119    $14,693      .35%
                       ==    ========      ===       ===    =======      ===
June 30, 2000          42    $  3,665      .09%      111    $14,047      .34%
                       ==    ========      ===       ===    =======      ===


Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                            At
                                     ----------------------------------------------------------------------------------
                                      6/30/01      3/31/01    12/31/00     9/30/00     6/30/00     3/31/00    12/31/99
                                     ----------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                        (In thousands)
Real estate loans:
 One- to four-family:
  Held for investment                $3,635,457   3,714,537   3,807,980   3,783,956   3,723,765   3,581,604   3,479,425
  Held for sale                          87,036     162,355      41,074      52,156      35,973      37,899      12,601
 Multi-family                           166,777     171,883     173,072     168,128     165,309     162,666     164,878
 Commercial                              49,137      46,483      41,223      40,730      41,919      40,142      38,817
 Construction                            28,443      31,985      29,566      26,866      30,621      27,529      27,707
 Land                                    37,962      40,752      40,497      35,114      34,272      29,143      28,602
                                     ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total real estate loans             4,004,812   4,167,995   4,133,412   4,106,950   4,031,859   3,878,983   3,752,030

Other loans:
 Consumer loans:
  Equity lines of credit                168,875     154,009     146,020     132,894     120,835     106,503      99,099
  Home equity loans                      57,977      60,551      64,465      63,307      59,736      51,746      48,397
  Other                                   4,712       4,735       4,783       4,720       4,746       4,751       4,757
                                     ----------   ---------   ---------   ---------   ---------   ---------   ---------
   Total consumer loans                 231,564     219,295     215,268     200,921     185,317     163,000     152,253
 Commercial business loans                4,362       3,162       3,528       3,485       3,387       3,399       3,132
                                     ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total other loans                     235,926     222,457     218,796     204,406     188,704     166,399     155,385
                                     ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable              4,240,738   4,390,452   4,352,208   4,311,356   4,220,563   4,045,382   3,907,415

Less:
 Loans in process                        14,430      12,949      12,912      11,297      12,837      11,467      11,893
 Unearned discounts, premiums
  and deferred loan expenses, net        (5,417)     (6,416)     (7,076)     (6,960)     (6,641)     (6,408)     (6,323)
 Allowance for loan losses               18,221      18,279      18,258      18,167      17,870      17,567      17,276
                                     ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Total loans receivable, net         4,213,504   4,365,640   4,328,114   4,288,852   4,196,497   4,022,756   3,884,569
Loans receivable held for sale          (87,036)   (162,355)    (41,074)    (52,156)    (35,973)    (37,899)    (12,601)
                                     ----------   ---------   ---------   ---------   ---------   ---------   ---------
  Loans receivable, net              $4,126,468   4,203,285   4,287,040   4,236,696   4,160,524   3,984,857   3,871,968
                                     ==========   =========   =========   =========   =========   =========   =========



Non-performing assets. The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                                 At
                                                                  -----------------------------------------------------------------
                                                                   6/30/01   3/31/01  12/31/00  9/30/00  6/30/00  3/31/00  12/31/99
                                                                  --------  --------  --------  -------  -------  -------  --------
                                                                                             (In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
   Non-accrual loans                                              $ 15,431    16,627    14,023   13,398   13,211   13,624    12,548
   Accruing loans 91 days or more overdue                                -         -     1,732    1,557      608      529       771
                                                                  --------  --------  --------  -------  -------  -------  --------
      Total                                                         15,431    16,627    15,755   14,955   13,819   14,153    13,319
                                                                  --------  --------  --------  -------  -------  -------  --------
Commercial real estate, construction and land loans:
   Non-accrual loans                                                   343       321       269      405      451      632       607
   Accruing loans 91 days or more overdue                                -         -         -        -        -        -         -
                                                                  --------  --------  --------  -------  -------  -------  --------
      Total                                                            343       321       269      405      451      632       607
                                                                  --------  --------  --------  -------  -------  -------  --------
Other loans:
   Non-accrual loans                                                   806       921       683      608      988    1,445     1,683
   Accruing loans 91 days or more overdue                                -         -         2        6        4       24        41
                                                                  --------  --------  --------  -------  -------  -------  --------
      Total                                                            806       921       685      614      992    1,469     1,724
                                                                  --------  --------  --------  -------  -------  -------  --------
Total non-performing loans:
   Non-accrual loans                                                16,580    17,869    14,975   14,411   14,650   15,701    14,838
   Accruing loans 91 days or more overdue                                -         -     1,734    1,563      612      553       812
                                                                  --------  --------  --------  -------  -------  -------  --------
      Total                                                       $ 16,580    17,869    16,709   15,974   15,262   16,254    15,650
                                                                  ========  ========  ========  =======  =======  =======  ========
Non-accrual loans to total loans                                       .40       .42       .35      .34      .35      .40       .38
Accruing loans 91 days or more overdue to total loans                    -         -       .04      .04      .01      .01       .02
                                                                  --------  --------  --------  -------  -------  -------  --------
          Non-performing loans to total loans                          .40       .42       .39      .38      .36      .41       .40
                                                                  ========  ========  ========  =======  =======  =======  ========

Foreclosed real estate (net of related reserves):
   One- to four-family                                            $  1,260     1,345     1,762    1,221      410    1,454     1,220
   Commercial, construction and land                                     -         -        46      100      571    6,767     6,195
                                                                  --------  --------  --------  -------  -------  -------  --------
      Total                                                       $  1,260     1,345     1,808    1,321      981    8,221     7,415
                                                                  --------  --------  --------  -------  -------  -------  --------
Non-performing loans and foreclosed real estate
   to total loans and foreclosed real estate                           .43       .45       .43      .41      .39      .61       .59
                                                                  ========  ========  ========  =======  =======  =======  ========
Total non-performing assets                                       $ 17,840    19,214    18,517   17,295   16,243   24,475    23,065
                                                                  ========  ========  ========  =======  =======  =======  ========
Total non-performing assets to total assets                            .34       .37       .36      .34      .33      .51       .50
                                                                  ========  ========  ========  =======  =======  =======  ========


Liquidity and Capital Resources

  The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings or the issuance of common stock. The Company's principal uses of funds are interest payments on the Company's term loan and revolving line of credit, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases, stock repurchases and debt repayment. The Company also maintains a one-year, $35.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on May 31. At June 30, 2001, the Company had $6.0 million outstanding under this line of credit. For the six-month period ended June 30, 2001, the Company received $17.5 million in dividends from the Bank and declared common stock dividends of $.22 per share, or $5.0 million. During this same period, the Company repurchased 607,100 shares of its common stock at an average price of $26.86 per share, for a total of $16.3 million.

  The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled payments on loan and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current six-month period the Bank borrowed $25.0 million of fixed and $55.0 million of variable rate FHLB of Chicago advances and repaid $210.0 million.

  During the six months ended June 30, 2001, the Bank originated and purchased loans totaling $1.2 billion compared with $736.2 million during the same period a year ago. Loan sales and swaps for the six months ended June 30, 2001, were $499.8 million, compared to $109.5 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $527.5 million and commitments to sell or swap loans of $119.6 million at June 30, 2001. At June 30, 2001, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

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

  The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at June 30, 2001. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its recent experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. However, due to changes in market interest rates, $39.7 million of investment securities with final maturities ranging from 80 to 98 months, but callable in 6 months or less are categorized in the 6 months or less category, in anticipation of their calls. Additionally, $160.0 million of FHLB advances with final remaining maturities ranging from 53 to 88 months, but callable between 6 months and 1 year are categorized in the more than 6 months to 1 year category, in anticipation of their calls by the lender.

  The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified. Certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, such as the pricing of deposits. Additionally, certain assets such as hybrid adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, as interest rates change, loan prepayment rates may materially differ from those rates assumed by management for presentation purposes in the table.

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

                                                                         At June 30, 2001
                                          ------------------------------------------------------------------------------
                                                         More Than    More Than     More Than
                                           6 Months       6 Months      1 Year      3 Years to    More Than
                                            or Less      to 1 Year    to 3 Years     5 Years       5 Years       Total
                                          -----------    ---------    ----------    ----------    ---------    ---------
                                                                          (In thousands)
Interest-earning assets:
  Loans receivable                         $  867,340     567,241     1,058,188      783,479        955,477    4,231,725
  Mortgage-backed securities                   68,281       7,643         8,457        5,795         13,078      103,254
  Interest-bearing deposits                    52,128           -             -            -              -       52,128
  Federal funds sold                          144,367           -             -            -              -      144,367
  Investment securities (1)                   262,381       9,431        68,191        3,267         58,462      401,732
                                           ----------    --------     ---------      -------      ---------    ---------
    Total interest-earning assets           1,394,497     584,315     1,134,836      792,541      1,027,017    4,933,206
  Impact of hedging activity (2)               87,036           -             -            -        (87,036)           -
                                           ----------    --------     ---------      -------      ---------    ---------
    Total net interest-earning
      assets adjusted for impact
      of hedging activities                 1,481,533     584,315     1,134,836      792,541        939,981    4,933,206
                                           ----------    --------     ---------      -------      ---------    ---------
Interest-bearing liabilities:
  NOW and checking accounts                    21,063      19,273        70,538       43,817         93,110      247,801
  Money market accounts                       283,097           -             -            -              -      283,097
  Passbook accounts                            65,335      59,781       218,799      135,913        288,815      768,643
  Certificate accounts                        855,819     376,740       391,019       34,218          6,225    1,664,021
  FHLB advances                               330,000     305,000       390,500      285,000        255,000    1,565,500
  Other borrowings                             35,400           -             -            -              -       35,400
                                           ----------    --------     ---------      -------      ---------    ---------
    Total interest-bearing liabilities      1,590,714     760,794     1,070,856      498,948        643,150    4,564,462
  Interest sensitivity gap                 $ (109,181)   (176,479)       63,980      293,593        296,831      368,744
                                           ==========    ========     =========      =======      =========    =========
  Cumulative gap                           $ (109,181)   (285,660)     (221,680)      71,913        368,744
                                           ==========    ========     =========      =======      =========
  Cumulative gap assets as a
    percentage of total assets                  (2.09)%     (5.46)        (4.24)        1.38           7.05
  Cumulative net interest-earning
    assets as a percentage of
    interest-bearing liabilities                93.14%      87.85         93.52       101.83         108.08

(1)  Includes $118.0 million of stock in FHLB of Chicago in 6 months or less.
(2)  Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

  The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 2001 includes fees which are considered adjustments to yield.


                                                         Three Months Ended June 30,
                                         -----------------------------------------------------------------
                                                      2001                              2000
                                         -------------------------------  --------------------------------
                                                                 Average                           Average
                                         Average                 Yield/   Average                  Yield/
                                         Balance     Interest     Cost    Balance     Interest      Cost
                                         -------     --------    ------   -------     --------     -------
                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                         $4,344,926     78,187     7.20%   $4,118,049   74,856      7.27%
Mortgage-backed securities                  109,028      1,650     6.05       125,216    2,131      6.81
Interest-bearing deposits/(1)/               38,678        561     5.82        29,184      504      6.93
Federal funds sold/(1)/                     134,965      1,876     5.58       118,404    2,189      7.42
Investment securities/(2)/                  362,907      5,717     6.32       277,784    4,988      7.20
                                         ----------    -------             ----------  -------
  Total interest-earning assets           4,990,504     87,991     7.06     4,668,637   84,668      7.26
Non-interest earning assets                 223,596                           234,372
                                         ----------                        ----------
  Total assets                           $5,214,100                        $4,903,009
                                         ==========                        ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                  2,913,615     31,637     4.36     2,700,355   27,902      4.14
Borrowed funds                            1,639,164     24,419     5.98     1,625,305   24,668      6.09
                                         ----------    -------             ----------  -------
  Total interest-bearing liabilities      4,552,779     56,056     4.94     4,325,660   52,570      4.87
                                                       -------   ------                -------    ------
Non-interest bearing deposits               154,417                           131,187
Other liabilities                           115,074                            91,668
                                         ----------                        ----------
  Total liabilities                       4,822,270                         4,548,515
Stockholders' equity                        391,830                           354,494
                                         ----------                        ----------
  Liabilities and stockholders' equity   $5,214,100                        $4,903,009
                                         ==========                        ==========
Net interest income/interest rate spread               $31,935     2.12%               $32,098      2.39%
                                                       =======   ======                =======    ======
Net earning assets/net yield on average
  interest-earning assets                $  437,725                2.56%   $  342,977               2.75%
                                         ==========              ======    ==========             ======
Ratio of interest-earning assets to
 interest-bearing liabilities                                    109.61%                          107.93%
                                                                 ======                           ======

                                                             Six Months Ended June 30,
                                         -----------------------------------------------------------------
                                                      2001                              2000
                                         -------------------------------  --------------------------------
                                                                 Average                           Average
                                          Average                Yield/    Average                 Yield/
                                          Balance    Interest     Cost     Balance    Interest      Cost
                                         ----------  --------    ------   ----------  --------     -------
                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                         $4,356,519    158,270     7.27%  $4,034,245  145,561         7.22%

Mortgage-backed securities                  104,963      3,310     6.31      128,345    4,305         6.71
Interest-bearing deposits/(1)/               34,824      1,071     6.20       31,659    1,078         6.83
Federal funds sold/(1)/                     122,206      3,840     6.34      113,031    4,016         7.13
Investment securities/(2)/                  326,317     10,684     6.60      280,889    9,836         7.02
                                         ----------   --------            ---------- --------
  Total interest-earning assets           4,944,829    177,175     7.17    4,588,169  164,796         7.19
Non-interest earning assets                 226,785                          228,875
                                         ----------                       ----------
  Total assets                           $5,171,614                       $4,817,044
                                         ==========                       ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                  2,876,704     63,147     4.44    2,641,760   53,691         4.08
Borrowed funds                            1,649,315     49,558     6.06    1,608,019   48,427         6.04
                                         ----------   --------            ---------- --------
  Total interest-bearing liabilities      4,526,019    112,705     5.03    4,249,779  102,118         4.82
                                                      --------     ----              --------       ------
Non-interest bearing deposits               144,337                          125,350
Other liabilities                           110,254                           88,509
                                          ---------                       ----------
  Total liabilities                       4,780,610                        4,463,638
Stockholders' equity                        391,004                          353,406
                                         ----------                       ----------
  Liabilities and stockholders' equity   $5,171,614                       $4,817,044
                                         ==========                       ==========
Net interest income/interest rate spread              $ 64,470     2.14%             $ 62,678         2.37%
                                                      ========   ======              ========       ======
Net earning assets/net yield on average
  interest-earning assets                $  418,810                2.61%  $  338,390                  2.73%
                                         ==========              ======   ==========                ======
Ratio of interest-earning assets to
 interest-bearing liabilities                                    109.25%                            107.96%
                                                                 ======                             ======



                                           At June 30, 2001
                                          -------------------
                                                       Yield/
                                          Balance       Cost
                                          -------      ------
Assets:
Interest-earning assets:
Loans receivable                         $4,231,725     7.26%
Mortgage-backed securities                  103,254     6.34
Interest-bearing deposits/(1)/               52,128     3.92
Federal funds sold/(1)/                     144,367     3.93
Investment securities/(2)/                  401,732     5.96
                                         ----------
  Total interest-earning assets           4,933,206     7.00
Non-interest earning assets                 295,724
                                         ----------
  Total assets                           $5,228,930
                                         ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                  2,963,562     4.22%
Borrowed funds                            1,600,900     5.97
                                         ----------
  Total interest-bearing liabilities      4,564,462     4.83
                                                      ------
Non-interest bearing deposits               161,689
Other liabilities                           107,920
                                         ----------
  Total liabilities                       4,834,071
Stockholders' equity                        394,859
                                         ----------
  Liabilities and stockholders' equity   $5,228,930
                                         ==========
Net interest income/interest rate spread                2.17%
                                                      ======
Net earning assets/net yield on average
  interest-earning assets                $  368,744      N/A
                                         ==========   ======
Ratio of interest-earning assets to
 interest-bearing liabilities                         108.08%
                                                      ======

--------------
/(1)/ Includes pro-rata share of interest income received on outstanding drafts payable.
/(2)/ Income and yields are stated on a taxable equivalent basis.

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

                                       Three Months Ended         Six Months Ended
                                          June 30, 2001             June 30, 2001
                                           Compared to               Compared to
                                          June 30, 2000             June 30, 2000
                                       Increase (Decrease)       Increase (Decrease)
                                    ------------------------   -----------------------
                                     Volume    Rate     Net    Volume    Rate     Net
                                     ------   ------   -----   ------   ------   ------
                                                         (In thousands)
Interest-earning assets:
Loans receivable                     $4,089     (758)  3,331   11,666    1,043   12,709
Mortgage-backed securities             (259)    (222)   (481)    (749)    (246)    (995)
Interest-bearing deposits               147      (90)     57      100     (107)      (7)
Federal funds sold                      280     (593)   (313)     303     (479)    (176)
Investment securities                 1,397     (668)    729    1,481     (633)     848
                                     ------   ------   -----   ------   ------   ------
Total                                $5,654   (2,331)  3,323   12,801     (422)  12,379
                                     ------   ------   -----   ------   ------   ------

Interest-bearing liabilities:
Deposits                              2,272    1,463   3,735    4,726    4,730    9,456
Borrowed funds                          210     (459)   (249)   1,004      127    1,131
                                     ------   ------   -----   ------   ------   ------
Total                                 2,482    1,004   3,486    5,730    4,857   10,587
                                     ------   ------   -----   ------   ------   ------
Net change in net interest income    $3,172   (3,335)   (163)   7,071   (5,279)   1,792
                                     ======   ======   =====   ======   ======   ======

Comparison of the Results of Operations for the Three Months Ended June 30, 2001 and 2000

  General - Net income for the three months ended June 30, 2001 was $13.9 million, or $.60 per diluted share, compared to net income of $13.7 million, or $.58 per diluted share for the three months ended June 30, 2000. Although average interest-earning assets grew $321.9 million, a 19 basis point decrease in the net interest margin, primarily due to the yield in the Company's loan portfolio dropping faster than its funding costs, pressured earnings growth.

  Net interest income - Net interest income was $31.9 million for the current quarter, compared to $32.1 million for the quarter ended June 30, 2000, a decrease of $210,000 or .7%. The Company's average interest-earning assets increased to $4.99 billion for the three months ended June 30, 2001, compared to $4.67 billion for the three months ended June 30, 2000, while the Company's net interest margin decreased to 2.56% for the current three-month period, compared to 2.75% in the prior year period. The decrease in the net interest margin is a function of decreased average asset yields, and slightly higher average funding costs. Heavy refinance activity in the Bank's loan portfolio, as well as the impact of falling interest rates on adjustable-rate investment securities, overnight deposits and other short-term loan products, such as home equity loans, led to the 20 basis point decline in the yield on average interest-earning assets. Conversely, the average cost of funds increased seven basis points, as the decline in wholesale borrowing costs from the FHLB of Chicago were offset by a 22 basis point increase in the cost of deposits. Due to an expected decrease in the Bank's cost of funds, management currently expects its net interest margin to moderate in the third quarter and trend upward near the end of 2001 and into 2002.

  Interest income on loans receivable increased $3.3 million as a result of a $226.9 million increase in average loans receivable, offset by a seven basis point decrease in the average yield on loans receivable. The decrease in yield is primarily due to heavy prepayments of high interest rate loans and a high volume of refinancing on floating rate loans. Interest income on mortgage-backed securities decreased $481,000 to $1.7 million for the current quarter, due primarily to a $16.2 million decrease in average balances and a 76 basis point decrease in yield. Average balances declined due to normal amortization and prepayments. Interest income on investment securities increased $682,000 to $5.6 million, due to a $85.1 million increase in the average balance of this portfolio, offset by a 88 basis point decrease in yield. The increase in investment balance is primarily due to reinvestment of cash flows from loan prepayments and loan sales during the quarter.

  Interest expense on deposit accounts increased $3.7 million to $31.6 million for the second quarter of 2001, due to a $213.3 million increase in average deposits compared to the prior year quarter, and a 22 basis point increase in the average cost of deposits compared to the prior year's three-month period. The growth in average deposits is attributable to the acquisition of two branch offices in April 2000, with the remainder of the increase primarily due to an increase in money market accounts and certificates of deposit balances. The increase in average cost of deposits is primarily due to the upward repricing of maturing certificates of deposit during 2000. With the recent reduction in U.S. Treasury rates, the Bank expects the average cost of deposits to begin declining.

  Interest expense on borrowed funds decreased $249,000 to $24.4 million, as a result of an 11 basis point decrease in average cost offset by a $13.9 million increase in the average balance. The decrease in the average rates has been due to maturing higher rate FHLB of Chicago advances that have been refinanced with lower coupons or paid off, as well as decreases in the cost of variable rate borrowings. The increase in the average balance of borrowed funds has been primarily for funding loan originations during 2000, as actual borrowings have decreased by $128.0 million during the six months ended June 30, 2001.

  Provision for loan losses - The Bank provided no provision for loan losses during the second quarter of 2001, compared to a $300,000 provision for the 2000 second quarter. Net charge-offs during the current quarter were $58,000 compared to net recoveries of $3,000 for the three months ended June 30, 2000. The lack of a provision this quarter is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience as evidenced by net recoveries for the quarter, and the low level of non-performing assets which is expected to continue. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the quarter. At June 30, 2001 and December 31, 2000, the Bank's allowance for loan losses was $18.2 million and 18.3 million, respectively which equaled .44% of total loans receivable at June 30, 2001, compared to .42% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 109.9% at June 30, 2001 compared to 109.3% at December 31, 2000 and 117.1% at June 30, 2000.

  Non-interest income - Non-interest income increased $2.7 million, or 34.3%, to $10.5 million for the three months ended June 30, 2001, compared to $7.8 million for the three months ended June 30, 2000. The increase is primarily due to higher gains on the sale of loans receivable and higher fee income from deposit account products offset by lower income from real estate operations.

  Lower interest rates, and a higher level of fixed-rate loan originations, led to significantly increased profits from loan sales. Gain on sale of loans increased to $1.9 million for the three months ended June 30, 2001, compared to $147,000 for the three months ended June 30, 2000. A $(121,000) mark-to-market adjustment is netted in the gain on sale of loans as a result of the valuation of loan commitments and forward loan sales as derivative instruments under SFAS No. 133. Loan sale volume was $373.5 million, including $36.3 million of current quarter originations that were swapped into mortgage-backed securities
and sold during the three months ended June 30, 2001.   For the three months
ended June 30, 2000, loan sale volume was $73.8 million. The increase in loan sales is due to a higher level of fixed-rate loan originations by the Bank due to falling interest rates. Because the Company generally sells long term fixed rate mortgage originations, this change in the loan origination mix results in higher mortgage banking profits, and will contribute to more moderate balance sheet growth in 2001.

  Income from real estate operations decreased $1.4 million to $1.3 million for the three months ended June 30, 2001 compared to the prior year quarter. A summary of income from real estate operations follows:

                                                Three Months Ended June 30,
                                           -------------------------------------
                                                 2001                 2000
                                           ----------------     ----------------
                                           # of     Pre-tax     # of     Pre-tax
                                           Lots     Income      Lots      Income
                                           ----     -------     ----     -------
                                                  (Dollars in thousands)
Tallgrass of Naperville                     33       $1,321       92      $2,305
Reigate Woods                               --           --        2          58
Creekside of Remington                      --           --       75         105
Woodbridge                                  --           --       --         233
                                            --       ------      ---      ------
                                            33       $1,321      169      $2,701
                                            ==       ======      ===      ======

  The Company sold 33 lots in Tallgrass of Naperville project during the three months ended June 30, 2001. The significant increase in profit per lot is primarily due to higher lot prices on current year sales compared to the prior year. There are no lots under contract in this 951-lot subdivision at June 30, 2001, with 255 remaining to be sold. The lack of pending sales at June 30, 2001 is due to the current depletion of inventory, which is expected to increase as the development of the latest phase of the project reaches completion in the third quarter of 2001, resulting in expected real estate income for the third quarter to be less than $400,000. Based on the expectation that demand for lots in Tallgrass remains strong, management currently expects that pre-tax income from real estate development in 2001 should be in the range of $8.5-$9.5 million. The remaining two parcels in the Woodbridge project is commercially zoned and are expected to be sold prior to the end of 2001. The 85 lot Reigate Woods subdivision was sold out in the prior year and the final 75 lots in the Creekside of Remington subdivision were sold in bulk to a local developer in June 2000 at a nominal profit.

   Deposit account service charges increased $1.0 million, or 32.5%, to $4.1 million for the three months ended June 30, 2001, primarily due to fee increases, debit card interchange income and continued growth in the number of checking accounts serviced by the Bank. At June 30, 2001, the Bank had approximately 122,700 checking accounts, compared to 110,600 at June 30, 2000 an increase of 10.9%.

   Brokerage commissions increased $161,000, or 33.8%, to $637,000 for the three months ended June 30, 2001 compared to the prior year quarter. The increase in commission income reflects higher sales volumes and the benefit gained from a renegotiated contract with the Bank's registered broker-dealer.

  Loan servicing fee income decreased $536,000 to a net expense of $(63,000) for the three months ended June 30, 2001, compared to $473,000 for the prior year quarter. The average balance of loans serviced for others decreased 24.0% to $938.0 million for the current three-month period, compared to $1.23 billion in the prior three-month period. The decrease is primarily due to increased amortization of servicing rights due to heavy prepayments in the loans serviced for others portfolio, and the sale of $600 million of servicing rights (approximately half of the Bank's portfolio of loans serviced for others at that time) in the third quarter of 2000. Amortization of servicing rights was $770,000 for the three months ended June 30, 2001, compared to $323,000 for the prior year three-month period.

  Other non-interest income increased $567,000, or 38.1% to $2.1 million for the three months ended June 30, 2001, compared to $1.5 million for the prior year quarter. The increase is due primarily to increased income from loan modifications and title agency fees from the heavy refinance activity.

  Non-interest expense - Non-interest expense increased $2.3 million or 12.5% compared to prior year period, to $20.2 million for the three months ended June 30, 2001.

  Compensation and benefits increased 15.7% or $1.6 million to $11.7 million for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase is primarily due to normal salary increases, higher benefit costs, increased staffing costs due to increased loan volume as well as the Bank's new business banking division, as well as from two branch acquisitions in April 2000.

  Occupancy expense increased $220,000, or 11.1% to $2.2 million for the three months ended June 30, 2001 compared to the prior year period, primarily due to higher utility and maintenance costs, as well as general occupancy costs from two branches acquired in April 2000.

  Advertising and promotion expense increased $211,000, or 23.8% to $1.1 million for the three months ended June 30, 2001 compared to the prior year, primarily due to increased advertising activity related to the Company's branding campaign.

  Amortization of intangibles decreased $54,000 to $1.1 million for the three months ended June 30, 2001. The amortization relates to goodwill and core deposit intangibles from transactions accounted for under the purchase method of accounting. The decrease in expense over the prior period is attributable to the accelerated method of amortization utilized by the Bank on its core deposit premiums.

  Other non-interest expense increased $273,000 to $3.2 million for the three months ended June 30, 2001 compared to the prior year period. Costs increased primarily due to courier and postage expense and well as a higher experience of check losses due to the increased checking account base.

  Income taxes - For the three months ended June 30, 2001, income tax expense totaled $8.2 million, or an effective income tax rate of 37.2%, compared to $7.9 million, or an effective income tax rate of 36.7%, for the three months ended June 30, 2000.

Comparison of the Six Months Ended June 30, 2001 and 2000

  General - Net income for the six months ended June 30, 2001 was $28.0 million, or $1.20 per diluted share, compared to $26.8 million, or $1.13 per diluted share, an increase of $1.2 million, or 6.4% on a per diluted share basis. The increase is primarily due to higher non-interest income and 1.9% less average outstanding shares due to the Company's share repurchase program. Average shares outstanding at June 30, 2001 were 23.3 million compared to 23.7 million at June 30, 2000.

  Net interest income - Net interest income for the six months ended June 30, 2001 was $64.3 million compared to $62.6 million for the six months ended June 30, 2000, an increase of $1.7 million. The increase is principally due to the growth in the Company's average interest-earning assets of $356.7 million to $4.94 billion, offset by a 12 basis point decline in the Company's net interest margin.

  Interest income on interest-earning assets increased $12.3 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Of this increase, $12.7 million is attributable to interest earned on loans receivable. The Bank's average balance of loans receivable increased $322.3 million to $4.36 billion for the first six months of 2001, in addition to the average yield on loans receivable increasing five basis points over the prior year period. The increases in average balance and rate are due to the impact of rising rates in the first half of 2000 resulting in originations heavily weighted towards ARM loans, which the Bank generally holds in portfolio. With little difference between ARM origination rates and long-term mortgage rates, ARM loans originated and held in portfolio during the first nine months of 2000 were generally at rates in excess of the weighted average yield on the loan portfolio. The $995,000 decrease in interest income on mortgage-backed securities is due to a $23.4 million decrease in the average balance primarily due to normal prepayments and a 40 basis point decrease in yield. Interest income on investment securities increased $801,000 to $10.6 million for the six months ended June 30, 2001, due to a $45.4 million increase in the average balance for the period, offset by a 42 basis point decrease in the average yield on this portfolio.

  Interest expense on interest-bearing liabilities increased $10.6 million to $112.7 million for the six months ended June 30, 2001. Interest expense on deposits increased $9.5 million, due to a $234.9 million increase in balance of average deposits and a 36 basis point increase in average cost of deposits. Higher interest rates negatively impacted the cost of maturing certificates of deposit in the latter half of 2000 and early 2001. Interest expense on borrowed funds increased $1.1 million, reflecting a $41.3 million increase in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a
two basis point increase in average cost.   These borrowings were used to fund
the growth in loans receivable. The Bank has primarily borrowed fixed-rate advances with 2 to 5 year maturities, some of which have call options at the discretion of the lender, to fund its loan originations during the past twelve months.

  Provision for loan losses - The Bank provided no provision for loan losses for the six months ended June 30, 2001 compared to $600,000 for the six months ended June 30, 2000. Net charge-offs were $37,000 for the current year six-month period compared to $6,000 for the prior six-month period. The lack of a provision during the six months ended June 30, 2001 is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience, and the low level of non-performing assets which is expected to continue. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the six-month period.

  Non-interest income - Non-interest income increased $4.8 million to $20.4 million for the six months ended June 30, 2001, compared to $15.6 million for the six months ended June 30, 2000 primarily due to increased loan sale gains and deposit fee income offset by decreased loan servicing fees.

  Gain on sale of loans receivable was $2.6 million for the six months ended June 30, 2001, compared to $204,000 for the six months ended June 30, 2000, an increase of $2.4 million. The increase was due to both higher sales volume and improved profit margins. Loan sales were $499.8 million during the current six month period compared to $109.5 million in the prior six-month period. The increase in loan sale activity is primarily due to a greater amount of fixed-rate originations in the current six-month period due to falling interest rates, and the dramatic shift in consumer preference for long-term fixed rate loan products. The $700,000 loss on sale of mortgage-backed securities in the prior year six-month period was due to the sale of a $9.3 million floating rate CMO security.

  During the current six months, the Company recognized $560,000 of gains on the sale of investment securities, primarily marketable equity securities, compared to gains of $133,000 for the previous six-month period from the sale of U.S. agency securities and, to a lesser extent, marketable equity securities.

  Income from real estate operations was $4.7 million for the six months ended June 30, 2001, compared to income of $5.2 million for the six months ended June 30, 2000, a decrease of $506,000.

                                  Six Months Ended June 30,
                           ---------------------------------------
                                2001                      2000
                           --------------            -------------
                           # of   Pre-tax            # of  Pre-tax
                           Lots   Income             Lots  Income
                           ----   -------            ----  -------
                                   (Dollars in thousands)
  Tallgrass of Naperville   118    $4,670             182   $4,592
  Reigate Woods               -         -               5      142
  Harmony Grove               -         -               -      104
  Woodbridge                  -         -               -      233
  Creekside of Remington      -         -              75      105
                           ----    ------            ----   ------
                            118    $4,670             262   $5,176
                           ====    ======            ====   ======

  During the current-six month period, the Company sold 118 lot sales in its 951-lot Tallgrass of Naperville project at average prices that were higher than comparative sales in the prior period, due to continued strong demand from local builders. Additionally, actual costs for the residential lots have been lower than previously estimated costs, and have added to the profit margin, as the Company prospectively recognizes these changes in accounting estimates. There are no lots under contract in this 951-lot subdivision at June 30, 2001. The Company expects to hold a pre-sale of approximately 120 lots in the next phase during September 2001, which will likely increase pending sales during the third quarter with closings expected to commence late in the fourth quarter of 2001. The remaining land in the Woodbridge project is commercially zoned. During the first half of 2000, one commercial parcel was sold and the remaining two parcels are expected to be sold prior to the end of 2001. The 85 lot Reigate Woods subdivision was sold out in the prior year and the final 75 lots in the Creekside of Remington subdivision were sold in bulk to a local developer in June 2000 at a nominal profit. The Harmony Grove project was also completed during the first quarter of 2000. The income recorded in 2000 related to Harmony Grove represents rebated costs previously charged against the cost of lots sold.

  Loan servicing fee income was a net expense of $(326,000) for the six months ended June 30, 2001 compared to $1.0 million for the six months ended June 30, 2000. The average balance of loans serviced for others decreased 29.5% to $868.4 million for the current six-month period, compared to $1.23 billion in the prior six-month period. The decrease is primarily due to the sale of $600 million of servicing rights (approximately half of the Bank's portfolio of loans serviced for others) in the third quarter of 2000. Current year servicing fee income also includes a $215,000 impairment writedown taken on mortgage servicing rights due to the impact of higher expected prepayment speeds on the net present value of expected cash flows from these servicing rights. Amortization of purchased loan servicing rights totaled $1.4 million for the 2001 six-month period, compared to $546,000 for the prior six-month period due to the higher level of prepayments.

  Deposit account service charges increased $1.9 million or 32.9% to $7.5 million for the six months ended June 30, 2001, due to an increase in the number of checking accounts, debit cards and related fees.

  Other non-interest income increased $1.1 million or 41.2% to $3.8 million for the six months ended June 30, 2001 primarily due to an increase in loan related and title agency fee income compared to the prior year due to an increase in loan refinance and modification activity.

  Non-interest expense - Non-interest expense for the six months ended June 30, 2001 increased $4.5 million or 12.6% to $40.2 million compared to $35.7 million for the six months ended June 30, 2000.

  Compensation and benefits increased $2.8 million, or 13.8%, to $23.0 million, for the six months ended June 30, 2001, primarily due to normal salary increases, higher benefit costs and increased staffing costs related to higher loan volume and the two branches the Bank acquired in April 2000.

  Occupancy expense increased $529,000, or 13.6% to $4.4 million for the six months ended June 30, 2001. The increase in expense is due to higher utility and maintenance expense as well as costs incurred from two branches the Bank acquired in April 2000.

  Advertising and promotion expense increased $457,000 or 24.2% compared to the prior year, to $2.3 million for the six months ended June 30, 2001. The increase in cost is primarily related to an expansion of the Company's branding campaign.

  Data processing expense increased $58,000 or 4.0% for the six months ended June 30, 2001 compared to the prior year, primarily due to increased depreciation expense for computer equipment and costs associated with upgrading equipment and the expansion of the Bank's branch network.

  Amortization of intangibles increased $137,000 to $2.3 million for the six months ended June 30, 2001 due to an increase in goodwill and core deposit intangible as a result of the purchase of two new branches in April 2000.

  Other non-interest expense increased $537,000 to $6.3 million for the six months ended June 30, 2001 compared to the prior year period. The increase is primarily due to operations at two new branches, costs for stationery, telephone, courier and higher check losses due to an increased checking account base.

  Income taxes - The Company recorded a provision for income taxes of $16.6 million for the six months ended June 30, 2001, or an effective income tax rate of 37.2%, compared to $15.1 million for the six months ended June 30, 2000, or an effective income tax rate of 36.1%. The increase in the effective income tax rate was primarily the result of increased state income taxes and the recognition in the prior period of income tax benefits relating to the resolution of certain prior years' income tax issues.

Outlook for 2002

  In providing its first outlook for next year, management currently expects earnings per share for 2002 to be in the range of $2.85-$2.95 per diluted share. The projected earnings per share results for 2002 assume the completion of the Mid Town acquisition in the fourth quarter of 2001. The earnings per share estimate is also based on the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets", which were issued in July 2001. "See Note 7. New Accounting Pronouncements."

 The Company's 2002 projections assume a favorable interest rate environment in 2002, which is expected to result in an increase in the interest rate spread and a corresponding improvement in both the net interest margin and overall net interest income next year. The Company indicated that it was looking for its real estate development operation to contribute $9.0-$11.0 million in pre-tax earnings next year and also to report continued strong growth in fee income. The projections also assume housing and mortgage activity in the Bank's markets remain strong.

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

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The information required by this item with respect to the Company's Annual Meeting of Shareholders held on April 25, 2001, was included in
         Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit No. 3.  Certificate of Incorporation and By-laws.

                (i) Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K dated December 19, 2000).

                (ii) Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's March 31, 2001 Form 10-Q).

              Exhibit No. 10. Material Contracts

                (i) Amendment dated May 16, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement. *

                (ii) Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. *

                (iii) Amendment dated May 23, 2001 of the Credit Agreement dated as of May 22, 1996, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

--------------
       * Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

      Exhibit No. 11.  Statement re:  Computation of per share earnings.

                                          Three Months Ended  Six Months Ended
                                            June 30, 2001      June 30, 2001
                                            -------------      -------------

Net income                                  $13,880,000       $27,958,000
                                            ===========       ===========

Weighted average common shares               22,585,594        22,802,133
 outstanding                                ===========       ===========

Basic earnings per share                    $       .61       $      1.23
                                            ===========       ===========

Weighted average common shares               22,585,594        22,802,133
 outstanding

Common stock equivalents due to dilutive
 Effect of stock options                        501,414           487,904
Total weighted average common shares
 and equivalents outstanding for diluted
 computation                                 23,087,008        23,290,037
                                            ===========       ===========

Diluted earnings per share                  $       .60       $      1.20
                                            ===========       ===========

     (b)  Reports on Form 8-K.

          A Form 8-K was filed to report that on April 18, 2001, MAF Bancorp, Inc. announced its 2001 first quarter earnings results, and a copy of the press release was included as an exhibit.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MAF Bancorp. Inc.
                                            ----------------------------
                                                    (Registrant)



Date: August 13, 2001                   By: /s/  Allen H. Koranda
      --------------------                  ----------------------------
                                                  Allen H. Koranda
                                             Chairman of the Board and
                                              Chief Executive Officer




Date: August 13, 2001                   By: /s/  Jerry A. Weberling
      -------------------                   ----------------------------
                                                 Jerry A. Weberling
                                            Executive Vice President and
                                              Chief Financial Officer