Form 10-Q
period 2001-09-30
MAF BANCORP INC
filed 2001-11-14
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 22,482,963 at November 7, 2001.

================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

Index
-----

Part I.  Financial Information                                             Page
-------  ---------------------                                             ----

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of September 30, 2001 and December 31, 2000 (unaudited)          3

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 2001 and 2000 (unaudited)                4

         Consolidated Statement of Changes in Stockholders' Equity
         for the Nine Months Ended September 30, 2001 (unaudited)            5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2001 and 2000 (unaudited)           6

         Notes to Unaudited Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         32

Part II. Other Information
-------  -----------------

Item 1.  Legal Proceedings                                                  32

Item 2.  Changes in Securities                                              32

Item 3.  Defaults Upon Senior Securities                                    32

Item 4.  Submission of Matters to a Vote of Security Holders                32

Item 5.  Other Information                                                  32

Item 6.  Exhibits and Reports on Form 8-K                                   33

         Signature Page                                                     34

                          Part I. Financial Information

                          Item 1. Financial Statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             September 30,   December 31,
                                                                                  2001          2000
                                                                              -----------    -----------
Assets
------
Cash and due from banks                                                       $    93,699         77,860
Interest-bearing deposits                                                          22,542         53,392
Federal funds sold                                                                 53,152        139,268
Investment securities, at cost (fair value of $13,290 at December 31, 2000)          --           12,633
Investment securities available for sale, at fair value                           357,285        174,494
Stock in Federal Home Loan Bank of Chicago, at cost                               119,527         84,775
Mortgage-backed securities, at amortized cost
     (fair value of $79,137 at December 31, 2000)                                    --           80,301
Mortgage-backed securities available for sale, at fair value                      147,209         24,084
Loans receivable held for sale                                                    108,931         41,074
Loans receivable, net of allowance for losses of $18,210 and $18,258            4,101,878      4,287,040
Accrued interest receivable                                                        28,659         27,888
Foreclosed real estate                                                              1,365          1,808
Real estate held for development or sale                                           12,795         12,718
Premises and equipment, net                                                        52,271         48,904
Other assets                                                                       68,814         60,485
Intangible assets, net of accumulated amortization of $18,441 and $15,030          65,453         68,864
                                                                              -----------    -----------
                                                                              $ 5,233,580      5,195,588
                                                                              ===========    ===========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:

   Deposits                                                                   $ 3,205,150      2,974,213
   Borrowed funds                                                               1,510,900      1,728,900
   Advances by borrowers for taxes and insurance                                   35,450         38,354
   Accrued expenses and other liabilities                                          73,905         66,392
                                                                              -----------    -----------
     Total liabilities                                                          4,825,405      4,807,859
                                                                              -----------    -----------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
     shares; none outstanding                                                        --             --
   Common stock, $.01 par value;
     authorized 80,000,000 shares; 25,420,650 shares issued;
     22,481,363 and 23,110,022 shares outstanding                                     254            254
Additional paid-in capital                                                        198,201        198,068
Retained earnings, substantially restricted                                       271,589        237,867
Stock in gain deferral plan; 223,453 shares                                           511            511
Accumulated other comprehensive income, net of tax                                  5,064          1,435
Treasury stock, at cost; 3,162,740 and 2,534,081 shares                           (67,444)       (50,406)
                                                                              -----------    -----------
   Total stockholders' equity                                                     408,175        387,729
                                                                              -----------    -----------
                                                                              $ 5,233,580      5,195,588
                                                                              ===========    ===========

See accompanying notes to unaudited consolidated financial statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                             --------------------    --------------------
                                                               2001        2000        2001        2000
                                                             --------    --------    --------    --------
Interest income:
   Loans receivable                                          $ 74,989      78,570     233,259     224,131
   Mortgage-backed securities                                    --         1,393        --         4,414
   Mortgage-backed securities available for sale                1,962         483       5,272       1,767
   Investment securities                                         --         1,919        --         5,203
   Investment securities available for sale                     6,354       2,988      16,917       9,466
   Interest-bearing deposits and federal funds sold             1,996       2,957       6,907       8,051
                                                             --------    --------    --------    --------
       Total interest income                                   85,301      88,310     262,355     253,032
                                                             --------    --------    --------    --------
Interest expense:
   Deposits                                                    30,166      30,359      93,313      84,050
   Borrowed funds                                              22,844      26,116      72,402      74,543
                                                             --------    --------    --------    --------
       Total interest expense                                  53,010      56,475     165,715     158,593
                                                             --------    --------    --------    --------
       Net interest income                                     32,291      31,835      96,640      94,439
Provision for loan losses                                        --           500        --         1,100
                                                             --------    --------    --------    --------
       Net interest income after provision for loan losses     32,291      31,335      96,640      93,339
                                                             --------    --------    --------    --------
Non-interest income:
   Gain (loss) on sale of:
      Loans receivable                                          2,678         272       5,275         476
      Mortgage-backed securities                                   (2)       --            (2)       (700)
      Investment securities                                       264           4         824         137
      Foreclosed real estate                                       30         (27)        352         177
      Mortgage loan servicing rights                             --         4,337        --         4,337
   Deposit account service charges                              4,230       3,439      11,763       9,109
   Income from real estate operations                             799       2,625       5,469       7,801
   Brokerage commissions                                          512         586       1,694       1,740
   Loan servicing fee income                                      118         365           7       1,394
   Impairment of mortgage servicing rights                       (539)       --          (754)       --
   Other                                                        2,002       1,585       5,824       4,292
                                                             --------    --------    --------    --------
      Total non-interest income                                10,092      13,186      30,452      28,763
                                                             --------    --------    --------    --------
Non-interest expense:
   Compensation and benefits                                   12,173      10,408      35,218      30,665
   Office occupancy and equipment                               2,169       2,071       6,603       5,976
   Advertising and promotion                                    1,051         830       3,398       2,720
   Data processing                                                788         784       2,298       2,236
   Federal deposit insurance premiums                             155         153         457         449
   Amortization of intangible assets                            1,130       1,167       3,411       3,311
   Other                                                        3,268       3,025       9,544       8,764
                                                             --------    --------    --------    --------
      Total non-interest expense                               20,734      18,438      60,929      54,121
                                                             --------    --------    --------    --------
      Income before income taxes                               21,649      26,083      66,163      67,981
Income tax expense                                              8,002       9,570      24,558      24,688
                                                             --------    --------    --------    --------
      Net income                                             $ 13,647      16,513      41,605      43,293
                                                             ========    ========    ========    ========
Basic earnings per share                                     $    .61         .71        1.83        1.85
                                                             ========    ========    ========    ========
Diluted earnings per share                                   $    .59         .71        1.79        1.83
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

                            MAF BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statement of Changes in Stockholders' Equity
                                  (Dollars in thousands)
                                       (Unaudited)

                                                                      Nine Months Ended September 30, 2001
                                                  -----------------------------------------------------------------------------
                                                                                   Accumulated  Stock in
                                                            Additional                other       gain
                                                   Common     paid-in   Retained  comprehensive deferral  Treasury
                                                   stock      capital   earnings     income       plan      stock       Total
                                                  --------   --------   --------    --------    --------   --------    --------
Balance at December 31, 2000                      $    254    198,068    237,867       1,435         511    (50,406)    387,729
                                                  --------   --------   --------    --------    --------   --------    --------
Comprehensive income:
  Net income                                          --         --       41,605        --          --         --        41,605
  Other comprehensive income, net of tax:
    Unrealized holding gain during the period         --         --         --         4,146        --         --         4,146
    Less:  reclassification adjustment of gains
      included in net income                          --         --         --          (517)       --         --          (517)
                                                  --------   --------   --------    --------    --------   --------    --------
  Total comprehensive income                          --         --       41,605       3,629        --         --        45,234
                                                  --------   --------   --------    --------    --------   --------    --------
Exercise of 46,544 stock options and
  reissuance of treasury stock                        --         --         (266)       --          --          919         653
Purchase of treasury stock                            --         --         --          --          --      (17,957)    (17,957)
Tax benefits from stock-related compensation          --          133       --          --          --         --           133
Cash dividends ($.34 per share)                       --         --       (7,695)       --          --         --        (7,695)
Dividends paid to gain deferral plan                  --         --           78        --          --         --            78
                                                  --------   --------   --------    --------    --------   --------    --------
Balance at September 30, 2001                     $    254    198,201    271,589       5,064         511    (67,444)    408,175
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               --------------------------
                                                                                  2001            2000
                                                                               -----------    -----------
Operating activities:
Net income                                                                     $    41,605         43,293
    Adjustments to reconcile net income to net cash
      Used in operating activities:
         Depreciation and amortization                                               3,681          3,289
         Impairment of mortgage servicing rights                                       754           --
         Provision for loan losses                                                    --            1,100
         FHLB of Chicago stock dividend                                             (4,752)        (2,782)
         Deferred income tax (benefit) expense                                         928           (365)
         Amortization of intangible assets                                           3,411          3,311
         Amortization of premiums, discounts, loan fees and servicing rights         4,753            817
         Net gain on sale of loans receivable and real estate held for
             development or sale                                                   (10,742)        (7,577)
         Gain on sale of investment securities                                        (824)          (137)
         Gain on sale of mortgage servicing rights                                    --           (4,337)
         Increase in accrued interest receivable                                      (771)        (3,973)
         Net increase in other assets and liabilities                               (9,693)        (6,290)
    Loans originated for sale                                                     (803,832)      (237,196)
    Loans purchased for sale                                                          (376)       (10,407)
    Sale of loans originated and purchased for sale                                736,696        207,315
                                                                               -----------    -----------
          Net cash used in operating activities                                    (39,162)       (13,939)
Investing activities:
    Loans receivable originated for investment                                  (1,007,108)      (811,000)
    Principal repayments on loans receivable                                     1,192,271        510,543
    Principal repayments on mortgage-backed securities                              20,859         19,977
    Proceeds from maturities of investment securities available for sale            50,830         45,420
    Proceeds from sale of:
      Investment securities available for sale                                       4,273          1,721
      Real estate held for development or sale                                      22,215         35,924
      Mortgage-backed securities available for sale                                   --            9,300
    Purchases of:
       Loans receivable held for investment                                           --          (62,012)
       Investment securities available for sale                                   (219,981)       (22,000)
       Investment securities held to maturity                                         --             (359)
       Mortgage-backed securities available for sale                               (62,127)        (4,808)
       Stock in FHLB of Chicago                                                    (30,000)        (4,468)
       Real estate held for development or sale                                    (11,866)       (12,530)
       Premises and equipment                                                       (7,048)        (5,246)
    Cash received from acquisition of deposits, net                                   --           80,903
                                                                               -----------    -----------
             Net cash used in investing activities                             $   (47,682)      (218,635)
                                                                               -----------    -----------

                                                                                               (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
Financing activities:
   Proceeds from FHLB of Chicago advances                                       $ 110,000    $ 335,000
   Proceeds from unsecured line of credit                                           6,000       15,000
   Repayment of FHLB of Chicago advances                                         (330,000)    (175,000)
   Repayment of unsecured line of credit                                           (4,000)      (8,000)
   Net decrease in other borrowings                                                  --           (288)
   Net increase in deposits                                                       231,107      117,778
   Increase (decrease) in advances by borrowers for taxes and insurance            (2,904)       6,826
   Proceeds from exercise of stock options                                            653          145
   Purchase of treasury stock                                                     (17,917)     (19,070)
   Cash dividends                                                                  (7,222)      (6,536)
                                                                                ---------    ---------
        Net cash provided by (used in) financing activities                       (14,283)     265,855
                                                                                ---------    ---------
Increase (decrease) in cash and cash equivalents                                 (101,127)      33,281
Cash and cash equivalents at beginning of period                                  270,520      158,040
                                                                                ---------    ---------
Cash and cash equivalents at end of period                                      $ 169,393    $ 191,321
                                                                                =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest on deposits and borrowed funds                                   $ 166,565    $ 157,284
      Income taxes                                                                 21,605       19,477
Summary of non-cash transactions:
    Transfer of loans receivable to foreclosed real estate                          2,097        2,172
    Loans receivable swapped into mortgage-backed securities                       72,104        7,032
    Investments securities held-to-maturity transferred to available-for-sale      12,633         --
    Mortgage-backed securities held-to-maturity transferred to
      available-for-sale                                                           80,301         --
    Treasury stock received for option exercises (1,339 and 39,691 shares)             36          989
                                                                                =========    =========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
             Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc., as of and for the three and nine month periods ended September 30, 2001 and 2000 and as of December 31, 2000. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                      Three Months Ended September 30,
                                -------------------------------------------------------------------------
                                                  2001                               2000
                                ------------------------------------ ------------------------------------
                                   Income        Shares    Per-Share    Income      Shares      Per-Share
                                (Numerator)  (Denominator)   Amount  (Numerator) (Denominator)    Amount
                                -----------  -------------   ------  ----------- -------------    ------
                                                  (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
   common shareholders           $ 13,647     22,510,714     $  .61    $ 16,513    23,121,187     $  .71
                                 ========                    ======    ========                   ======
Effect of dilutive securities:
  Stock options                                  546,677                              297,372
                                              ----------                           ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $ 13,647     23,057,391     $  .59    $ 16,513    23,418,559     $  .71
                                 ========     ==========     ======    ========    ==========     ======

                                                      Nine Months Ended September 30,
                                -------------------------------------------------------------------------
                                                  2001                               2000
                                ------------------------------------ ------------------------------------
                                   Income        Shares    Per-Share    Income      Shares      Per-Share
                                (Numerator)  (Denominator)   Amount  (Numerator) (Denominator)    Amount
                                -----------  -------------   ------  ----------- -------------    ------
                                                  (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
   common shareholders           $ 41,605     22,704,994     $ 1.83    $ 43,293    23,382,189     $ 1.85
                                 ========                    ======    ========                   ======
Effect of dilutive securities:
  Stock options                                  507,495                              248,160
                                              ----------                           ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $ 41,605     23,212,489     $ 1.79    $ 43,293    23,630,349     $ 1.83
                                 ========     ==========     ======    ========    ==========     ======


(3)  Commitments and Contingencies

       At September 30, 2001, the Bank had outstanding commitments to originate and purchase loans of $540.7 million, of which $369.6 million were fixed-rate loans, with rates ranging from 6.0% to 8.375%, and $171.1 million were adjustable-rate loans. At September 30, 2001, commitments to sell loans were $125.3 million. Additionally, the Bank has approved, but unused, equity lines of credit of $198.5 million at September 30, 2001.

       At September 30, 2001, the Bank had outstanding standby letters of credit totaling $15.0 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $9.2 million related to real estate development improvements.

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

       The Company operates two separate lines of business. The Bank operates primarily as a retail bank, participating in residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. Selected segment information is included in the table below and the table on the following page:

                                         At or For the Three Months Ended September 30, 2001
                                         ---------------------------------------------------
                                           Retail        Land                   Consolidated
                                           Banking    Development  Eliminations    Total
                                         ----------   -----------  ------------  ----------
                                                           (In thousands)
Interest income                          $   85,306         --              (5)       85,301
Interest expense                             52,973           42            (5)       53,010
                                         ----------   ----------    ----------    ----------
  Net interest income                        32,333          (42)         --          32,291
Non-interest income                           9,293          799          --          10,092
Non-interest expense                         20,631          103          --          20,734
                                         ----------   ----------    ----------    ----------
Income before income taxes                   20,995          654          --          21,649
Income tax expense                            7,743          259          --           8,002
                                         ----------   ----------    ----------    ----------
Net income                               $   13,252          395          --          13,647
                                         ==========   ==========    ==========    ==========
Average assets                           $5,185,289        9,873          --       5,195,162
                                         ==========   ==========    ==========    ==========

                                         At or For the Three Months Ended September 30, 2000
                                         ---------------------------------------------------
                                           Retail        Land                   Consolidated
                                           Banking    Development  Eliminations    Total
                                         ----------   -----------  ------------  ----------
                                                           (In thousands)
Interest income                          $   88,349         --             (39)       88,310
Interest expense                             56,475           39           (39)       56,475
                                         ----------   ----------    ----------    ----------
  Net interest income                        31,374          (39)         --          31,835
Provision for loan losses                       500         --            --             500
                                         ----------   ----------    ----------    ----------
   Net interest income after provision       31,874          (39)         --          31,335
Non-interest income                          10,561        2,625          --          13,186
Non-interest expense                         18,249          189          --          18,438
                                         ----------   ----------    ----------    ----------
Income before income taxes                   23,686        2,397          --          26,083
Income tax expense                            8,619          951          --           9,570
                                         ----------   ----------    ----------    ----------
Net income                               $   15,067        1,446          --          16,513
                                         ==========   ==========    ==========    ==========
Average assets                           $5,005,289        8,030          --       5,013,319
                                         ==========   ==========    ==========    ==========

                                         At or For the Nine Months Ended September 30, 2001
                                         ---------------------------------------------------
                                           Retail        Land                    Consolidated
                                           Banking    Development  Eliminations     Total
                                         ----------   -----------  ------------  ------------
                                                           (In thousands)
Interest income                          $  262,379         --             (24)      262,355
Interest expense                            165,587          152           (24)      165,715
                                         ----------   ----------    ----------    ----------
  Net interest income                        96,792         (152)         --          96,640
Non-interest income                          24,983        5,469          --          30,452
Non-interest expense                         60,241          688          --          60,929
                                         ----------   ----------    ----------    ----------
Income before income taxes                   61,534        4,629          --          66,163
Income tax expense                           22,722        1,836          --          24,558
                                         ----------   ----------    ----------    ----------
Net income                               $   38,812        2,793          --          41,605
                                         ==========   ==========    ==========    ==========
Average assets                           $5,170,441        9,109          --       5,179,550
                                         ==========   ==========    ==========    ==========

                                         At or For the Nine Months Ended September 30, 2000
                                         ---------------------------------------------------
                                           Retail        Land                    Consolidated
                                           Banking    Development  Eliminations     Total
                                         ----------   -----------  ------------  ------------
                                                           (In thousands)
Interest income                          $  253,225         --            (193)      253,032
Interest expense                            158,593          193          (193)      158,593
                                         ----------   ----------    ----------    ----------
  Net interest income                        94,632         (193)         --          94,439
Provision for loan losses                     1,100         --            --           1,100
                                         ----------   ----------    ----------    ----------
   Net interest income after provision       93,532         (193)         --          93,339
Non-interest income                          20,962        7,801          --          28,763
Non-interest expense                         53,480          641          --          54,121
                                         ----------   ----------    ----------    ----------
Income before income taxes                   61,014        6,967          --          67,981
Income tax expense                           21,924        2,764          --          24,688
                                         ----------   ----------    ----------    ----------
Net income                               $   39,090        4,203          --          43,293
                                         ==========   ==========    ==========    ==========
Average assets                           $4,869,683       13,262          --       4,882,945
                                         ==========   ==========    ==========    ==========

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

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill related to purchase acquisitions consummated prior to June 30, 2001 effective January 1, 2002. Management expects the benefit related to the elimination of $3.2 million of current annual goodwill amortization to be approximately $.13 per diluted share. The Company will also complete an initial goodwill impairment assessment to determine if a transition impairment charge will be recognized under SFAS No. 142. Due to the extensive nature and effort in adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this reporting including whether any transitional impairment losses will be required to be reported as a cumulative effect of a change in accounting principle.

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

     The Bank is a consumer-oriented financial institution offering various financial services to its customers. Currently, the Bank has 27 retail banking offices and two new offices under construction. The Bank's market area is generally defined as the western suburbs of Chicago, including DuPage County, western Cook County, northern Will County, eastern Kane County, as well as the northwest and southwest sides of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. The Company also participates in the following businesses through the designated subsidiaries:

                 Subsidiary                                    Activity
                 ----------                                    --------
     MAF Developments; NW Financial, Inc.     Residential land development
     Mid America Insurance Agency, Inc.       General insurance services
     Centre Pointe Title Services, Inc.       General title services for Bank loan customers
     Mid America Investments Services, Inc.   INVEST affiliate investment service/brokerage
     MAF Realty Co., LLC III;
        MAF Realty Co., LLC IV                Real estate investment trust
     Mid America Re, Inc.                     Captive reinsurance

     On July 5, 2001, the Company agreed to acquire privately-held Mid Town Bancorp, Inc., ("Mid Town") based in Chicago, in a 80% cash, 20% stock transaction valued at $69 million. Mid Town is the parent holding company for Mid Town Bank & Trust Company of Chicago, which operates four branches in Chicago, Illinois. As of September 30, 2001, Mid Town had $315 million in assets, $275 million in deposits and $33 million in stockholders' equity. The transaction will be accounted for as a purchase under the new business combinations standards discussed in Note 7, "New Accounting Pronouncements." The transaction has been approved by Mid Town's shareholders, and the Company currently expects to obtain the requisite regulatory approvals, and expects the transaction to close prior to the end of 2001.

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

       At September 30, 2001, the Bank was in compliance with all of its capital requirements as follows:

                                                             September 30, 2001                December 31, 2000
                                                          ------------------------        -------------------------
                                                                       Percent of                       Percent of
                                                            Amount       Assets              Amount       Assets
                                                          ---------------------------------------------------------
                                                                          (Dollars in thousands)

Stockholder's equity of the Bank                       $      410,411      7.88%        $     394,474       7.63%
                                                          ===========    ======           ===========     ======


Tangible capital                                       $      336,968      6.56%        $     321,931       6.32%
Tangible capital requirement                                   77,008      1.50                76,408       1.50
                                                          -----------    ------           -----------     ------
Excess                                                 $      259,960      5.06%        $     245,523       4.82%
                                                          ===========    ======           ===========     ======


Core capital                                           $      336,968      6.56%        $     321,931       6.32%
Core capital requirement                                      154,016      3.00               152,816       3.00
                                                          -----------    ------           -----------     ------
Excess                                                 $      182,952      3.56%        $     169,115       3.32%
                                                          ===========    ======           ===========     ======


Core and supplementary capital                         $      348,903     11.65%        $     336,801      11.98%
Risk-based capital requirement                                239,688      8.00               224,878       8.00
                                                          -----------    ------           -----------     ------
Excess                                                 $      109,215      3.65%        $     111,923       3.98%
                                                          ===========    ======           ===========     ======

Total Bank assets                                      $    5,208,395                   $   5,168,163
Adjusted total Bank assets                                  5,133,865                       5,093,883
Total risk-weighted assets                                  3,070,632                       2,885,260
Adjusted total risk-weighted assets                         2,996,095                       2,810,981
Investment in Bank's real estate subsidiaries                   2,514                           2,445
                                                          ===========                     ===========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                              September 30,         December 31,
                                                                                   2001                 2000
                                                                              ------------          ------------
                                                                                        (In thousands)
 Stockholder's equity of the Bank                                          $       410,411               394,474
 Goodwill                                                                          (59,529)              (61,962)
 Core deposit intangibles                                                           (5,924)               (6,902)
 Non-permissible subsidiary deduction                                               (2,514)               (2,445)
 Non-includable purchased mortgage servicing rights                                   (932)                 (511)
 Regulatory capital adjustment for available for sale securities                    (4,544)                 (723)
                                                                              ------------          ------------
 Tangible and core capital                                                         336,968               321,931
 Recourse on loan sales                                                             (6,269)               (3,388)
 Land loans greater than 80% loan-to-value                                              (6)                    -
 General loan loss reserves                                                         18,210                18,258
                                                                              ------------          ------------
 Core and supplementary capital                                            $       348,903               336,801
                                                                              ============          ============

                                                                              14

Changes in Financial Condition

     Total assets of the Company were $5.23 billion at September 30, 2001, an increase of $38.0 million, or 0.7% from $5.20 billion at December 31, 2000. The increase is primarily due to an increase in investment securities and mortgage-backed securities offset by a decrease in loans receivable, funded primarily by an increase in deposits.

     Cash and short-term investments totaled a combined $169.4 million at September 30, 2001, a decrease of $101.1 million from the combined balance of $270.5 million at December 31, 2000. The decrease is primarily due to a redeployment of low yielding overnight funds into short-term investment securities during mid-September as world events impacted short-term overnight rates.

     Investment securities available for sale increased $182.8 million to $357.3 million at September 30, 2001. The Company transferred $12.6 million of investment securities with a market value of $13.3 million from the held-to-maturity category to the available for sale category on January 1, 2001 as allowed upon adoption of SFAS No. 133. The remaining increase is due to $220.0 million in purchases of primarily agency debt securities, higher-grade commercial paper, corporate bonds and preferred stock offset by maturities of $50.8 million of primarily asset-backed and U.S. Agency securities, and sales of $4.3 million of equity securities. The increased investment securities purchase activity in 2001 is due to the additional liquidity available from higher levels of loan prepayments. The Company recognized a gain of $824,000 on the sale of investment securities available for sale during the nine months ended
September 30, 2001.

     Mortgage-backed securities available for sale increased $123.1 million to $147.2 million at September 30, 2001, primarily due to the transfer of $80.3 million of mortgage-backed securities with a market value of $79.1 million from the held-to-maturity category to the available for sale category on January 1, 2001 as allowed upon adoption of SFAS No. 133. Purchases of GNMA mortgage-backed securities and Collaterized Mortgage Obligations ("CMO") totaling $62.1 million, were offset by normal amortization and prepayments.

     Included in mortgage-backed securities classified as available for sale are $87.6 million of CMO securities at September 30, 2001, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, decreased $117.3 million or 2.71%, to $4.21 billion at September 30, 2001. The Bank originated $1.8 billion of loans during the nine-month period ended September 30, 2001, compared to $1.1 billion during the prior year period. The higher loan origination volume was primarily due to an increase in mortgage refinance activity stemming from the dramatic decline in interest rates during 2001. Offsetting originations were amortization and prepayments totaling $1.19 billion, as well as loan sales of $736.4 million. Loans receivable held for sale increased to $108.9 million as of September 30, 2001, compared to $41.1 million at December 31, 2000. The large increase in loans held for sale, as well as loan sale activity during the current-nine month period, is due to an increase in long-term fixed-rate loan originations. The Bank typically sells fixed-rate long-term loans into the secondary market as a means of meeting current customer demand for fixed-rate loans while managing interest rate risk.

     The allowance for loan losses totaled $18.2 million at September 30, 2001, a decrease of $48,000 from the balance at December 31, 2000, due to net charge-offs for the period. The Bank's allowance for loan losses to total loans outstanding was .44% at September 30, 2001, compared to .42% at December 31, 2000. Non-performing loans increased $593,000 to $19.1 million at September 30, 2001, compared to $18.5 million at December 31, 2000. As a percentage of total loans receivable, the level of non-performing loans was .43% at September 30, 2001, compared to .39% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 102.6% at September 30, 2001 compared to 109.3% at December 31, 2000, and 113.7% at September 30, 2000.

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

     Foreclosed real estate decreased $443,000 to $1.4 million at September 30, 2001 primarily due to the sales of single-family homes. The balance of foreclosed real estate is made up of eight single-family homes.

     Real estate held for development or sale increased $77,000 to $12.8 million at September 30, 2001. A summary of the carrying value of real estate held for development or sale follows:

                                                    September 30,    December 31,
                                                        2001             2000
                                                      --------         ---------
                                                            (In thousands)


         Tallgrass of Naperville                  $     8,022             8,041
         Shenandoah                                     4,466             4,387
         Woodbridge                                       307               290
                                                      --------         ---------
                                                  $    12,795            12,718
                                                      ========         =========

     The balance of the Tallgrass of Naperville project reflects the sale of 127 lot sales during the nine months ended September 30, 2001, offset by continued development of the remaining phases of the project. At September 30, 2001, 246 lots remain in Tallgrass, with 151 under contract approximately half of which are expected to close in the fourth quarter of 2001. The balance of the Shenandoah project reflects the Company's purchase, in the second quarter of 2000, of 182 acres of land in Plainfield, Illinois. The project is currently planned to yield 365 lots, with development expected to commence in late 2001, and initial sales anticipated in the fourth quarter of 2002. At September 30, 2001, the remaining balance of the Woodbridge project consists of two parcels of commercial property totaling 3.5 acres. One of the parcels was sold in October 2001 to the Bank, which expects to use the parcel for a future branch site. The other parcel is under contract with an unrelated third party, and is expected to close in the fourth quarter of 2001 at a pre-tax profit of approximately $550,000.

     Deposits increased $230.9 million, to $3.2 billion at September 30, 2001. After consideration of interest of $87.9 million credited to accounts during the nine months ended September 30, 2001, actual cash inflows were $143.2 million. The increase was primarily in money market and certificate of deposit balances.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, decreased $218.0 million to $1.51 billion at September 30, 2001. The decrease is primarily attributable to repayments of FHLB of Chicago borrowings utilizing net deposit inflows, as well as excess liquidity from higher levels of loan prepayments and loan sales during the first nine months of 2001. Borrowings at September 30, 2001 also include $6.0 million drawn on the Company's revolving line of credit compared to $4.0 million at December 31, 2000. These funds have been used primarily to fund a portion of the repurchases under the Company's stock buyback program.

     Stockholders' equity increased $20.4 million, or 5.3% at September 30, 2001, primarily due to net income of $41.6 million, offset by stock repurchases of $17.3 million and cash dividends declared of $7.7 million.

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

     For the quarter ended September 30, 2001, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $337,000, compared to $292,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $812,000 compared to $876,000 for the nine months ended September 30, 2000.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                             61-90 Days                         91 Days or More
                                 --------------------------------       ----------------------------------
                                              Principal                               Principal
                                 Number      Balance of   Percent       Number       Balance of   Percent
                                   Of        Delinquent      Of           Of         Delinquent      Of
                                 Loans         Loans       Total        Loans         Loans        Total
                                 --------   -----------    ------    ----------    -----------   -------
                                                          (Dollars in thousands)

September 30, 2001                49      $ 6,002           .14%          155       $17,682         .41%
                                  ==        =====           ===           ===        ======         ===
June 30, 2001                     37      $ 3,465           .08%          125       $16,397         .37%
                                  ==        =====           ===           ===        ======         ===
March 31, 2001                    37      $ 4,745           .10%          123       $15,749         .35%
                                  ==        =====           ===           ===        ======         ===
December 31, 2000                 50      $ 4,084           .10%          115       $14,764         .34%
                                  ==        =====           ===           ===        ======         ===
September 30, 2000                36      $ 4,004           .09%          119       $14,693         .35%
                                  ==        =====           ===           ===        ======         ===


       Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts at the dates indicated:

                                                                                 At
                                   -----------------------------------------------------------------------------------------------
                                     9/30/01       6/30/01       3/31/01       12/31/00      9/30/00       6/30/00        3/31/00
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                                                           (In thousands)
Real estate loans:
 One- to four-family:
  Held for investment              $ 3,579,027     3,635,457     3,714,537     3,807,980     3,783,956     3,723,765     3,581,604
  Held for sale                        108,931        87,036       162,355        41,074        52,156        35,973        37,899
 Multi-family                          171,516       166,777       171,883       173,072       168,128       165,309       162,666
 Commercial                             51,060        49,137        46,483        41,223        40,730        41,919        40,142
 Construction                           31,969        28,443        31,985        29,566        26,866        30,621        27,529
 Land                                   31,968        37,962        40,752        40,497        35,114        34,272        29,143
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Total real estate loans           3,974,471     4,004,812     4,167,995     4,133,412     4,106,950     4,031,859     3,878,983

Other loans:
 Consumer loans:
  Equity lines of credit               193,780       168,875       154,009       146,020       132,894       120,835       106,503
  Home equity loans                     56,778        57,977        60,551        64,465        63,307        59,736        51,746
  Other                                  4,827         4,712         4,735         4,783         4,720         4,746         4,751
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
    Total consumer loans               255,385       231,564       219,295       215,268       200,921       185,317       163,000
Commercial business loans               10,958         4,362         3,162         3,528         3,485         3,387         3,399
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
 Total other loans                     266,343       235,926       222,457       218,796       204,406       188,704       166,399
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
 Total loans receivable              4,240,814     4,240,738     4,390,452     4,352,208     4,311,356     4,220,563     4,045,382

Less:
 Loans in process                       16,582        14,430        12,949        12,912        11,297        12,837        11,467
 Unearned discounts, premiums
  and deferred loan expenses, net       (4,787)       (5,417)       (6,416)       (7,076)       (6,960)       (6,641)       (6,408)
 Allowance for loan losses              18,210        18,221        18,279        18,258        18,167        17,870        17,567
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Total loans receivable, net        4,210,809     4,213,504     4,365,640     4,328,114     4,288,852     4,196,497     4,022,756
Loans receivable held for sale        (108,931)      (87,036)     (162,355)      (41,074)      (52,156)      (35,973)      (37,899)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Loans receivable, net            $ 4,101,878     4,126,468     4,203,285     4,287,040     4,236,696     4,160,524     3,984,857
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

       Non-performing assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate and non-accrual investment securities of the Bank, and for periods in 2000, loans which were 91 days or more delinquent but on which the Bank continues to accrue interest.

                                                                                            At
                                                        ------------------------------------------------------------------------
                                                         9/30/01    6/30/01   3/31/00    12/31/00   9/30/00    6/30/00   3/31/00
                                                        --------   --------   --------   --------   --------   -------   -------
                                                                                      (In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
  Non-accrual loans                                     $ 16,442     15,431     16,627     14,023     13,398    13,211    13,624
  Accruing loans 91 days or more overdue (1)                   -          -          -      1,732      1,557       608       529
                                                        --------   --------   --------   --------   --------   -------   -------
    Total                                                 16,442     15,431     16,627     15,755     14,955    13,819    14,153
                                                        --------   --------   --------   --------   --------   -------   -------
Commercial real estate, construction and land loans:
  Non-accrual loans                                          342        343        321        269        405       451       632
  Accruing loans 91 days or more overdue                       -          -          -          -          -         -         -
                                                        --------   --------   --------   --------   --------   -------   -------
    Total                                                    342        343        321        269        405       451       632
                                                        --------   --------   --------   --------   --------   -------   -------
Other loans:
  Non-accrual loans                                          961        806        921        683        608       988     1,445
  Accruing loans 91 days or more overdue                       -          -          -          2          6         4        24
                                                        --------   --------   --------   --------   --------   -------   -------
    Total                                                    961        806        921        685        614       992     1,469
                                                        --------   --------   --------   --------   --------   -------   -------
Total non-performing loans:
  Non-accrual loans                                       17,745     16,580     17,869     14,975     14,411    14,650    15,701
  Accruing loans 91 days or more overdue (1)                   -          -          -      1,734      1,563       612       553
                                                        --------   --------   --------   --------   --------   -------   -------
    Total                                               $ 17,745     16,580     17,869     16,709     15,974    15,262    16,254
                                                        ========   ========   ========   ========   ========   =======   =======
Non-accrual loans to total loans                             .43        .40        .42        .35        .34       .35       .40


Accruing loans 91 days or more overdue to total loans          -          -          -        .04        .04       .01       .01
                                                        --------   --------   --------   --------   --------   -------   -------
    Non-performing loans to total loans                      .43        .40        .42        .39        .38       .36       .41
                                                        ========   ========   ========   ========   ========   =======   =======
Foreclosed real estate (net of related reserves):
One- to four-family                                     $  1,365      1,260      1,345      1,762      1,221       410     1,454
Commercial, construction and land                              -          -          -         46        100       571     6,767
                                                        --------   --------   --------   --------   --------   -------     -----
  Total                                                 $  1,365      1,260      1,345      1,808      1,321       981     8,221
                                                        ========   ========   ========   ========   ========   =======     =====
Non-performing loans and foreclosed real estate
 to total loans and foreclosed real estate                   .46        .43        .45        .43        .41       .39       .61
                                                        ========   ========   ========   ========   ========   =======   =======
Total non-performing assets                             $ 19,110     17,840     19,214     18,517     17,295    16,243    24,475
                                                        ========   ========   ========   ========   ========   =======   =======
Total non-performing assets to total assets                  .37        .34        .37        .36        .34       .33       .51
                                                        ========   ========   ========   ========   ========   =======   =======


(1) As of January 1, 2001, the Bank no longer accrues interest on loans 91 or more days delinquent.

Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings or the issuance of common stock. The Company's principal uses of funds are interest payments on the Company's term loan and revolving line of credit, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases, stock repurchases and debt repayment. The Company also maintains a one-year, $35.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on May 31. At September 30, 2001, the Company had $6.0 million outstanding under this line of credit. In connection with its Midtown acquisition funding needs, the Company is in the process of securing an increase in its term loan from $29.4 million to $55.0 million and its unsecured revolving line of credit from $35.0 million to $40.0 million.

     For the nine-month period ended September 30, 2001, the Company received $27.5 million in dividends from the Bank and declared common stock dividends of $.34 per share, or $7.7 million. During the nine-months ended September 30, 2001, the Company completed a previously announced stock buyback program and initiated a new 500,000 share buyback program on September 17, 2001. During this same period, the Company repurchased 645,100 shares of its common stock at an average price of $26.82 per share, for a total of $17.3 million.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, reverse repurchase agreements, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled payments on loan and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds. During the current nine-month period the Bank borrowed $25.0 million of fixed and $85.0 million of variable rate FHLB of Chicago advances and repaid $330.0 million, as deposits increased $230.9 million.

     During the nine months ended September 30, 2001, the Bank originated and purchased loans totaling $1.8 billion compared with $1.1 billion during the same period a year ago. Loan sales and swaps for the nine months ended September 30, 2001, were $736.4 million, compared to $208.0 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $540.7 million and commitments to sell or swap loans of $125.3 million at September 30, 2001. At September 30, 2001, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

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

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at September 30, 2001. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its recent experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. However, due to changes in market interest rates, $20.0 million of investment securities with final maturities ranging from 7 to 30 years, but callable in 6 months or less are categorized in the 6 months or less category, and $15.2 million of investment securities with 3 year final maturities are categorized in the more than 6 months to one year category, in anticipation of their calls. Additionally, a $25.0 million FHLB advance with a final remaining maturity of 85 months, but callable between 6 months and 1 year is categorized in the more than 6 months to 1 year category, in anticipation of its call by the lender.

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

     Management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank's operations. At September 30, 2001, the Bank's cumulative one-year gap as a percentage of total assets was (4.15)%. This slightly negative gap position positions the Bank to benefit from the decreases in interest rates experienced subsequent to September 30, 2001 as it relates to its net interest spread and margin, as funding costs on interest-bearing liabilities have decreased slightly faster than yields on interest-earning assets.



                                                                          At September 30, 2001
                                               -------------------------------------------------------------------------
                                                             More Than   More Than     More Than
                                                 6 Months      6 Months    1 Year     3 Years to  More Than
                                                  or Less     to 1 Year  to 3 Years     5 Years     5 Years       Total
                                               ----------- ------------- -----------    ---------------------    --------
                                                                                  (In thousands)

Interest-earning assets:
  Loans receivable                         $     934,546      588,707    1,001,256      707,810     996,700     4,229,019
  Mortgage-backed securities                      73,889        9,285       20,171       13,642      30,222       147,209
  Interest-bearing deposits                       22,542           -             -            -           -        22,542
  Federal funds sold                              53,152           -             -            -           -        53,152
  Investment securities (1)                      321,229       15,906       69,539       23,984      46,154       476,812
                                              ----------     --------   ----------  -----------  ----------    ----------
    Total interest-earning assets              1,405,358      613,898    1,090,966      745,436   1,073,076     4,928,734
  Impact of hedging activity  (2)                108,931            -            -            -    (108,931)            -
                                              ----------     --------   ----------  -----------  ----------    ----------
    Total net interest-earning assets adjusted
      for impact of hedging activities         1,514,289      613,898    1,090,966      745,436     964,145     4,928,734
                                              ----------     --------   ----------  -----------  ----------    ----------

Interest-bearing liabilities:
  NOW and checking accounts                       21,608       19,772       72,366       44,952      95,523       254,221
  Money market accounts                          318,282            -            -            -           -       318,282
  Passbook accounts                               66,850       61,167      223,872      139,064     295,512       786,465
  Certificate accounts                           911,993      415,431      312,794       34,566       5,870     1,680,654
  FHLB advances                                  300,000      195,000      365,500      250,000     365,000     1,475,500
  Other borrowings                                35,400            -            -            -           -        35,400
                                              ----------     --------   ----------  -----------  ----------    ----------
    Total interest-bearing liabilities         1,654,133      691,370      974,532      468,582     761,905     4,550,522
Interest sensitivity gap                   $    (139,844)     (77,472)     116,434      276,854     202,240       378,212
                                             ===========     ========   ==========  ===========  ==========    ==========
Cumulative gap                             $    (139,844)    (217,316)    (100,882)     175,972     378,212
                                             ===========     ========   ==========  ===========  ==========
Cumulative gap assets as a percentage
  of total assets                                  (2.67)%      (4.15)       (1.93)        3.36        7.23
Cumulative net interest-earning assets as
  a percentage of interest-bearing liabilities     91.55%       90.73        96.96       104.64      108.31

(1) Includes $119.5 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 2001 includes fees which are considered adjustments to yield.

                                                     Three Months Ended September 30,
                                          --------------------------------------------------------
                                                     2001                        2000
                                          ----------------------------  --------------------------
                                                              Average                      Average
                                            Average            Yield/  Average              Yield/
                                            Balance  Interest  Cost    Balance    Interest   Cost
                                          ---------- -------- ------- ----------  -------- -------
                                                                  (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                          $4,235,471  74,989   7.08% $4,256,770    78,570     7.38%
Mortgage-backed securities                   136,287   1,962   5.76     111,293     1,876     6.74
Interest-bearing deposits (1)                 52,072     493   3.76      34,615       731     8.38
Federal funds sold (1)                       128,741   1,503   4.63     114,038     2,226     7.74
Investment securities (2)                    409,391   6,443   6.24     265,507     4,944     7.39
                                           ---------  ------           --------   -------
  Total interest-earning assets            4,961,962  85,390   6.88   4,782,223    88,347     7.38
Non-interest earning assets                  233,200                    231,096
                                           ---------                  ---------
  Total assets                            $5,195,162                 $5,013,319
                                           =========                  =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                   2,984,951  30,166  4.01    2,748,745    30,359     4.38
Borrowed funds                             1,544,215  22,844  5.87    1,668,401    26,116     6.21
                                           ---------  ------          ---------   -------
  Total interest-bearing liabilities       4,529,166  53,010  4.64    4,417,146    56,475     5.07
                                                      ------  ----                -------     ----
Non-interest bearing deposits                156,611                    132,595
Other liabilities                            108,003                     98,210
                                           ---------                    --------
  Total liabilities                        4,793,780                  4,647,951
Stockholders' equity                         401,382                    365,368
                                           ---------                  ---------
  Liabilities and stockholders' equity    $5,195,162                 $5,013,319
                                          ===========                 =========
Net interest income/interest rate spread              $32,380 2.24%               $31,872  2.31%
                                                      ======= ====                =======  ====
Net earning assets/net yield on average
 interest-earning assets                  $  432,796          2.61%  $ 365,077             2.67%
                                           =========          ====    ========             ====
Ratio of interest-earning assets to
 interest-bearing liabilities                               109.56%                      108.26%
                                                            ======                       ======


                                                         Nine Months Ended September 30,
                                                  ----------------------------------------------------            At
                                                           2001                        2000              September 30, 2001
                                                  -------------------------  -------------------------   ------------------
                                                                    Average                    Average
                                                  Average           Yield/   Average           Yield/              Yield/
                                                  Balance   Interest Cost    Balance  Interest Cost      Balance    Cost
                                                 ---------  -------- -----   -------  -------- -------    -------  --------
Assets:
Interest-earning assets:
Loans receivable                                $4,315,726  233,259  7.21%   $4,108,961  224,131  7.27%   $4,229,019   7.12%
Mortgage-backed securities                         115,519    5,272  6.08       122,619    6,181  6.72       147,209   5.80
Interest-bearing deposits (1)                       40,636    1,564  5.15        32,651    1,809  7.38        22,542   3.25
Federal funds sold (1)                             124,409    5,343  5.74       113,369    6,242  7.33        53,152   3.07
Investment securities (2)                          354,313   17,127  6.46       275,724   14,780  7.14       476,812   5.24
                                                ----------  -------             -------  -------            ---------
  Total interest-earning assets                  4,950,603  262,565  7.07     4,653,324  253,143  7.25     4,928,734   6.84
Non-interest earning assets                        228,947                      229,621                      304,846
                                                ----------                    ---------                     ---------
  Total assets                                  $5,179,550                   $4,882,945                   $5,233,580
                                                ==========                    =========                     =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                         2,913,183   93,313  4.29     2,677,682   84,050  4.18    3,039,622    3.75
Borrowed funds                                   1,613,896   72,402  6.00     1,628,293   74,543  6.10    1,510,900    5.80
                                                ----------  -------           ---------  -------         ---------
  Total interest-bearing liabilities             4,527,079  165,715  4.90     4,305,975  158,593  4.91    4,550,522    4.43
                                                            -------  ----                -------  ----                 ----
Non-interest bearing deposits                      148,474                      127,782                     165,528
Other liabilities                                  109,496                       91,766                     109,355
                                                -----------                    --------                    ---------
  Total liabilities                              4,785,049                    4,525,523                   4,825,405
Stockholders' equity                               394,501                      357,422                     408,175
                                                ----------                    ---------                   ----------

  Liabilities and stockholders' equity          $5,179,550                   $4,882,945                   $5,233,580
                                                ==========                   =========                   ==========
Net interest income/interest rate spread                    $96,850   2.17%               $94,550  2.34%               2.41%
                                                            =======   =====                ======  ====                ====
Net earning assets/net yield on average
 interest-earning assets                        $  423,524            2.61%  $  347,349            2.71%  $ 378,212    N/A
                                                ==========            ====   ==========            ====   =========    ===
Ratio of interest-earning assets to
 interest-bearing liabilities                                       109.36%                      108.07%               108.31%
                                                                    ======                       ======                ======

------------------------------------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

Rate/Volume Analysis of Changes in Net Interest Income

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

                                                 Three Months Ended                     Nine Months Ended
                                                 September 30, 2001                    September 30, 2001
                                                     Compared to                           Compared to
                                                 September 30, 2000                    September 30, 2000
                                                 Increase (Decrease)                   Increase (Decrease)
                                          -------------------------------        ------------------------------
                                               Changes in Net Interest              Changes in Net Interest
                                                    Income Due to                        Income Due to
                                            Volume      Rate       Net         Volume        Rate        Net
                                          --------    -------    --------     --------     -------     -------
                                                                     (In thousands)
Interest-earning assets:

Loans receivable                      $     (391)     (3,190)     (3,581)      11,161     (2,033)       9,128
Mortgage-backed securities                   384        (298)         86         (345)      (564)        (909)
Interest-bearing deposits                    269        (507)       (238)         380       (625)        (245)
Federal funds sold                           256        (979)       (723)         560     (1,459)        (899)
Investment securities                      2,347        (848)      1,499        3,864     (1,517)       2,347
                                       ---------    --------    --------    ---------    -------     --------
Total                                 $    2,865      (5,822)     (2,957)      15,620     (6,198)       9,422
                                       ---------    --------    --------    ---------    -------     --------

Interest-bearing liabilities:

Deposits                                   2,476      (2,669)       (193)       7,087      2,176        9,263
Borrowed funds                            (1,882)     (1,390)     (3,272)        (748)    (1,393)      (2,141)
                                       ---------    --------    --------    ---------    -------     --------
Total                                        594      (4,059)     (3,465)       6,339        783        7,122
                                       ---------    --------    --------    ---------    -------     --------
Net change in net interest income     $    2,271      (1,763)        508        9,281     (6,981)       2,300
                                       =========    ========    ========    =========    =======     ========

Comparison of the Results of Operations for the Three Months Ended September 30, 2001 and 2000

     General - Net income for the three months ended September 30, 2001 was $13.6 million, or $.59 per diluted share, compared to net income of $16.5 million, or $.71 per diluted share for the three months ended September 30, 2000. The prior year quarter included a $2.6 million or an $.11 per diluted share after tax gain on the sale of mortgage servicing rights.

     Net interest income - Net interest income was $32.3 million for the current quarter, compared to $31.8 million for the quarter ended September 30, 2000, an increase of $456,000 or 1.43%. The Company's average interest-earning assets increased to $4.96 billion for the three months ended September 30, 2001, compared to $4.78 billion for the three months ended September 30, 2000, while the Company's net interest margin decreased to 2.61% for the current three-month period, compared to 2.67% in the prior year period. The decrease in the net interest margin is a function of faster declines in earning asset yields than funding costs. Heavy refinance activity in the Bank's loan portfolio during the current quarter, as well as the impact of falling interest rates on adjustable-rate investment securities, overnight deposits and other short-term loan products, including home equity loans, led to the 50 basis point decline in the yield on average interest-earning assets. Over the same time horizon, the average cost of funds decreased 43 basis points, including a 37 basis point decrease in the cost of deposits and a 34 basis point decline in borrowing costs. Based on current scheduled maturities of deposits and fixed-rate borrowings, and the current low interest rate environment, management currently expects the Bank's cost of funds to continue decreasing at a rate that will expand its net interest margin modestly in the fourth quarter of 2001 and into 2002.

     Interest income on loans receivable decreased $3.6 million as a result of a $21.3 million decrease in average loans receivable, as well as a 30 basis point decrease in the average yield on loans receivable. The decrease in yield is primarily due to heavy prepayments of higher-yielding mortgage loans and the downward repricing of floating rate loans tied to U.S. Treasury rates and the prime rate. The decrease in the average balance of loans receivable is primarily due to a large percentage of loan refinancings being long-term fixed-rate in nature, which the Bank generally sells to help manage its interest rate risk. Interest income on mortgage-backed securities increased $86,000 to $2.0 million for the current quarter, due primarily to a $25.0 million increase in average balances, offset by a 98 basis point decrease in yield. Interest income on investment securities increased $1.4 million to $6.4 million, due to a $143.9 million increase in the average balance of this portfolio, offset by a 115 basis point decrease in yield. The increase in the average balance of investment securities is primarily due to the investment of cash flows from loan prepayments and loan sales during the quarter.

     Interest expense on deposit accounts decreased $193,000 to $30.2 million for the third quarter of 2001, due to a 37 basis point decrease in the average cost of deposits compared to the prior year quarter, offset by a $236.2 million increase in average deposits. The growth in average deposits is attributable to an increase in money market accounts and certificates of deposit balances. The decrease in the average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit during 2001, as well as reductions to interest rates paid on the Bank's core deposit products. With the recent reduction in U.S. Treasury rates, the Bank currently anticipates a continued decline in its average cost of deposits into 2002.

     Interest expense on borrowed funds decreased $3.3 million to $22.8 million, as a result of a 34 basis point decrease in average cost and a $124.2 million decrease in the average balance. The decrease in the average rates has been due to maturing higher rate FHLB of Chicago advances that have been refinanced with lower coupons or paid off, as well as decreases in the cost of variable rate borrowings. At September 30, 2001, the Bank has $520.0 million of FHLB of Chicago advances scheduled to mature through 2002 at an average cost of 5.69%. With the recent reduction of U.S. Treasury rates, the Bank currently anticipates a decline in its average cost of borrowings for the remainder of 2001, and into 2002.

     Provision for loan losses - The Bank made no provision for loan losses during the third quarter of 2001, compared to a $500,000 provision for the 2000 third quarter. Net charge-offs during the current quarter were $11,000 compared to net charge-offs of $203,000 for the three months ended September 30, 2000. The lack of a provision this quarter is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience as evidenced by minimal charge-offs for the quarter, and the low level of non-performing assets, which is expected to continue. There were no changes in estimation methods or assumptions that impacted the provision for loan loss during the quarter. At September 30, 2001 and December 31, 2000, the Bank's allowance for loan losses was $18.2 million and $18.3 million, respectively, which equaled .44% of total loans receivable at September 30, 2001, compared to .42% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 102.6% at September 30, 2001 compared to 109.3% at December 31, 2000 and 113.7% at September 30, 2000.

     Non-interest income - Non-interest income decreased $3.1 million, or 23.5%, to $10.1 million for the three months ended September 30, 2001, compared to $13.2 million for the three months ended September 30, 2000. The decrease is primarily due to $4.3 million in income recognized in the prior year period from a sale of mortgage servicing rights, as well as lower income from real estate operations in 2001, offset by higher gains on the sale of loans receivable and an increase in deposit account service charges.

     Lower interest rates, better profit margins, and a higher level of fixed-rate loan originations, led to significantly higher loan sale volume and increased profits from loan sales during the three-month period ended September 30, 2001 compared to the prior year period. Gain on sale of loans increased to $2.7 million for the three months ended September 30, 2001, compared to $272,000 for the three months ended September 30, 2000. During the current quarter, loan sale volume was $236.6 million, including $16.2 million of originations that were swapped into mortgage-backed securities and sold concurrently, compared to $98.6 million of loan sale volume, including $4.0 million of originations that were swapped into mortgage-backed securities and sold concurrently, in the prior year period. Management currently expects fixed-rate loan activity to continue to be strong into 2002, resulting in continued loan sale volume, and modest balance sheet growth.

     Income from real estate operations decreased $1.8 million to $799,000 for the three months ended September 30, 2001 compared to the prior year quarter. A summary of income from real estate operations follows:

                                           Three Months Ended September 30,
                                      ------------------------------------------
                                             2001                   2000
                                      -------------------    -------------------
                                      # of       Pre-tax      # of       Pre-tax
                                      Lots       Income       Lots       Income
                                      -----      -------     -------     -------
                                                 (Dollars in thousands)
     Tallgrass of Naperville             9       $ 528        76         $ 2,374
     Reigate Woods                       -           -         2              67
     Woodbridge                          -           -         -             184
     Other                               -         271         -               -
                                      -----      -------     -------     -------
                                         9       $ 799        78         $ 2,625
                                      =====      =======     =======     =======

     The Company sold nine lots in Tallgrass of Naperville project during the three months ended September 30, 2001. The significant increase in profit per lot is primarily due to higher lot prices on current year sales compared to the prior year. There were 151 lots under contract in this 951-lot subdivision at September 30, 2001, with 95 remaining to be sold. Assuming no delays in anticipated closings, management expects approximately half of these lots to close in the fourth quarter of 2001. The third quarter 2001 results also reflect a gain of $271,000 on a bulk sale of the Sugar Grove land that the Company decided not to develop. The 85-lot Reigate Woods subdivision was sold out in the prior year.

     Deposit account service charges increased $791,000, or 23.0%, to $4.2 million for the three months ended September 30, 2001, primarily due to fee increases, higher debit card interchange income from an increased number of transactions, as well as the continued growth in the number of checking accounts serviced by the Bank. At September 30, 2001, the Bank had approximately 126,500 checking accounts, compared to 113,300 at September 30, 2000, an increase of 11.7%.

      Brokerage commissions decreased $74,000, or 12.6%, to $512,000 for the three months ended September 30, 2001 compared to the prior year quarter. The decrease in commission income reflects lower sales volume due to the weakening economy and the impact of U.S. equity markets.

     Loan servicing fee income decreased $247,000 to $118,000 for the three months ended September 30, 2001, compared to $365,000 for the prior year quarter. The decrease is primarily due to increased amortization of servicing rights due to heavy prepayments in the loans serviced for others portfolio. Amortization of servicing rights was $724,000 for the three months ended September 30, 2001, compared to $292,000 for the prior year three-month period. The average balance of loans serviced for others increased 10.0% to $1.18 billion for the third quarter 2001, compared to $1.07 billion in the prior three-month period. The expected higher prepayment rate led to a $539,000 impairment writedown of the Company's mortgage loan servicing portfolio during the three months ended September 30, 2001.

     Other non-interest income increased $417,000, or 26.3% to $2.0 million for the three months ended September 30, 2001, compared to $1.6 million for the prior year quarter. The increase is due primarily to increased income from loan modifications and title agency fees from increased refinance activity.

     Non-interest expense - Non-interest expense increased $2.3 million or 12.5% compared to prior year period, to $20.7 million for the three months ended September 30, 2001.

     Compensation and benefits increased 17.0% or $1.8 million to $12.2 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase is primarily due to normal salary increases, increased staffing costs due to increased loan volume as well as compensation related to the Bank's new business banking division. Additionally, employee benefit costs, primarily medical insurance costs and FICA taxes, increased $406,000 during the current three-month period compared to the prior year period.

     Occupancy expense increased $98,000, or 4.7% to $2.2 million for the three months ended September 30, 2001 compared to the prior year period, primarily due to higher depreciation expense and equipment costs.

     Advertising and promotion expense increased $221,000, or 26.6% to $1.1 million for the three months ended September 30, 2001 compared to the prior year, primarily due to increased spending related to the Company's branding campaign.

     Amortization of intangibles decreased $37,000 to $1.1 million for the three months ended September 30, 2001. The amortization relates to goodwill and core deposit intangibles from transactions accounted for under the purchase method of accounting. The decrease in expense over the prior period is attributable to the accelerated method of amortization utilized by the Bank on its core deposit premiums.

     Other non-interest expense increased $243,000 to $3.3 million for the three months ended September 30, 2001 compared to the prior year period. Costs increased primarily due to higher postage and correspondent bank charges, and higher experience of fraudulent check losses, due to the increased checking account base.

     Income taxes - For the three months ended September 30, 2001, income tax expense totaled $8.0 million, or an effective income tax rate of 37.0%, compared to $9.6 million, or an effective income tax rate of 36.7%, for the three months ended September 30, 2000.

Comparison of the Nine Months Ended September 30, 2001 and 2000

     General - Net income for the nine months ended September 30, 2001 was $41.6 million, or $1.79 per diluted share, compared to $43.3 million, or $1.83 per diluted share, a decrease of $1.7 million, or 3.9% on a per diluted share basis. The prior year period includes an $.11 gain on the sale of mortgage servicing rights. Without this gain, earnings increased 2.4%, primarily due to increases in net interest income and gains on the sale of loans receivable.

     Net interest income - Net interest income for the nine months ended September 30, 2001 was $96.6 million compared to $94.4 million for the nine months ended September 30, 2000, an increase of $2.2 million.

     Interest income on interest-earning assets increased $9.3 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Of this increase, $9.1 million is attributable to interest earned on loans receivable. The Bank's average balance of loans receivable increased $206.8 million to $4.32 billion for the first nine months of 2001, offset by a six basis point reduction in the average yield on loans receivable compared to the prior year period. The $909,000 decrease in interest income on mortgage-backed securities is due to a $7.1 million decrease in the average balance primarily due to normal prepayments and a 64 basis point decrease in yield. Interest income on investment securities increased $2.3 million to $16.9 million for the nine months ended September 30, 2001, due to a $78.6 million increase in the average balance for the period, offset by a 68 basis point decrease in the average yield on this portfolio.

     Interest expense on interest-bearing liabilities increased $7.1 million to $165.7 million for the nine months ended September 30, 2001 from the prior year period. Interest expense on deposits increased $9.3 million, due to a $235.5 million increase in balance of average deposits and an 11 basis point increase in average cost of deposits. The increase in average cost is attributable to maturing certificates of deposits repricing at higher rates of interest in the latter half of 2000 and early 2001. Interest expense on borrowed funds decreased $2.1 million, reflecting a $14.4 million decrease in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a 10 basis point decrease in average cost. Slower growth in loans receivable balances due to higher prepayments and increased loan sale activity, as well as increased deposit balances has enabled the Bank to repay maturing FHLB advances as they matured in 2001.

     Provision for loan losses - The Bank provided no provision for loan losses for the nine months ended September 30, 2001 compared to $1.1 million for the nine months ended September 30, 2000. Net charge-offs were $48,000 for the current year nine-month period compared to $209,000 for the prior nine-month period. The lack of a provision during the nine months ended September 30, 2001 is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience as evidenced by minimal charge-offs for the current nine months, and the low level of non-performing assets which is expected to continue. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the nine-month period.

     Non-interest income - Non-interest income increased $1.7 million to $30.5 million for the nine months ended September 30, 2001, compared to $28.8 million for the nine months ended September 30, 2000 primarily due to increased loan sale gains and deposit account service charges, offset by less income from real estate development operations and decreased loan servicing fee income.

     Gain on sale of loans receivable was $5.3 million for the nine months ended September 30, 2001, compared to $476,000 for the nine months ended September 30, 2000, an increase of $4.8 million. The increase was due to both higher sales volume and improved profit margins. Loan sales were $736.4 million during the current nine-month period compared to $208.0 million in the prior nine-month period. The increase in loan sale activity is primarily due to a greater amount of fixed-rate originations in the current nine-month period due to falling interest rates, and the shift in consumer preference for long-term fixed rate loan products. The $700,000 loss on sale of mortgage-backed securities in the prior year nine-month period was due to the sale of a $9.3 million floating rate CMO security.

     During the current nine months, the Company recognized $824,000 of gains on the sale of investment securities, primarily marketable equity securities, compared to gains of $137,000 for the previous nine-month period from the sale of U.S. agency securities and, to a lesser extent, marketable equity securities.

     Income from real estate operations was $5.5 million for the nine months ended September 30, 2001, compared to income of $7.8 million for the nine months ended September 30, 2000, a decrease of $2.3 million.

                                            Nine Months Ended September 30,
                                        ----------------------------------------
                                               2001                 2000
                                        -------------------  -------------------
                                         # of     Pre-tax      # of      Pre-tax
                                         Lots      Income      Lots      Income
                                        -------    --------  ------    ---------
                                                 (Dollars in thousands)

     Tallgrass of Naperville              127   $   5,198       258    $   6,964
     Woodbridge                             -           -         -          418
     Reigate Woods                          -           -         7          210
     Harmony Grove                          -           -         -          104
     Creekside of Remington                 -           -        75          105
     Other                                  -         271         -            -
                                        -------     -------    ------    -------
                                          127   $   5,469       340    $   7,801
                                        =======     =======    ======    =======


     During the current-nine month period, the Company sold 127 lot sales in its 951-lot Tallgrass of Naperville project at average prices that were higher than comparative sales in the prior period, due to continued strong demand from local builders. The Company held a pre-sale of 151 lots in the next phase of Tallgrass during September 2001, and all lots offered are under contract at September 30, 2001. Assuming no delays in anticipated closings, management expects approximately half of these lots to close in the fourth quarter of 2001. The remaining land in the Woodbridge project is commercially zoned. During the nine months ended September 30, 2000, one commercial parcel was sold. At September 30, 2001, the remaining balance of the Woodbridge project consists of two parcels totaling 3.5 acres. One of the parcels was purchased by the Bank, which expects to use the parcel for a future branch site. The other parcel is under contract with an unrelated third party, and is scheduled to close in the fourth quarter of 2001 at a pre-tax profit of approximately $550,000. Additionally, in 2001, the Company recognized a $271,000 gain on the bulk sale of a parcel of land in Sugar Grove it decided not to develop. The Reigate Woods and Harmony Grove subdivisions were each sold out in the prior year, while the final 75 lots in the Creekside of Remington subdivision were sold in bulk to a local developer in June.

     Loan servicing fee income decreased $1.4 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The average balance of loans serviced for others decreased 17.4% to $972.9 million for the current nine-month period, compared to $1.18 billion in the prior nine-month period. The decrease is primarily due to the sale of $600 million of servicing rights in the third quarter of 2000, offset in part by additions to the portfolio from current period sales. Current year servicing fee income also includes a $754,000 impairment writedown taken on mortgage servicing rights due to the impact of higher expected prepayment speeds on the net present value of expected cash flows from these servicing rights. Amortization of purchased loan servicing rights totaled $2.1 million for the 2001 nine-month period, compared to $826,000 for the prior nine-month period due to the higher level of prepayments.

     Deposit account service charges increased $2.7 million or 29.1% to $11.8 million for the nine months ended September 30, 2001, due to an increase in the number of checking accounts serviced by the Bank and higher fees for certain services, as well as higher debit card interchange income from an increase in transactions.

     Other non-interest income increased $1.5 million or 35.7% to $5.8 million for the nine months ended September 30, 2001 primarily due to an increase in loan related and title agency fee income compared to the prior year due to an increase in loan refinance and modification activity.

     Non-interest expense - Non-interest expense for the nine months ended September 30, 2001 increased $6.8 million or 12.6% to $60.9 million compared to $54.1 million for the nine months ended September 30, 2000.

     Compensation and benefits increased $4.6 million, or 14.9%, to $35.2 million, for the nine months ended September 30, 2001. The increase is primarily due to normal salary increases, increased staffing costs due to increased loan volume, two new branch locations acquired in April 2000, as well as compensation related to the Bank's new business banking division. Additionally, employee benefit costs, primarily medical insurance costs and FICA taxes, increased $1.3 million during the current nine-month period compared to the prior year period.

     Occupancy expense increased $627,000, or 10.5% to $6.6 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in expense is primarily due to higher maintenance costs incurred at existing branches, as well as additional costs incurred from two branches the Bank acquired in April 2000.

     Advertising and promotion expense increased $678,000 or 24.9% compared to the prior year, to $3.4 million for the nine months ended September 30, 2001. The increase in cost is primarily related to increased spending relating to the Company's branding campaign.

     Amortization of intangibles increased $100,000 to $3.4 million for the nine months ended September 30, 2001 due to an increase in goodwill and core deposit intangible as a result of the purchase of two new branches in April 2000.

     Other non-interest expense increased $780,000 to $9.5 million for the nine months ended September 30, 2001 compared to the prior year period. The increase is primarily due to general operating costs at two new branches, as well as increased expenses incurred for postage, correspondent banking fees, as well as higher fraudulent check losses incurred in conjunction with the Bank's increased checking base.

     Income taxes - The Company recorded a provision for income taxes of $24.6 million for the nine months ended September 30, 2001, or an effective income tax rate of 37.1%, compared to $24.7 million for the nine months ended September 30, 2000, or an effective income tax rate of 36.3%. The increase in the effective income tax rate was primarily the result of increased state income taxes and the recognition in the prior year period of income tax benefits relating to the resolution of certain prior years' income tax issues.

Outlook for 2002

     In providing its outlook for next year, management currently expects earnings per share for 2002 to be in the range of $2.85-$2.95 per diluted share. The projected earnings per share results for 2002 assume the completion of the Mid Town acquisition in the fourth quarter of 2001. The earnings per share estimate is also based on the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets," which were issued in July 2001. See "Note 7. New Accounting Pronouncements."

     The Company's 2002 projections assume a favorable steep yield curve environment in 2002, which is expected to result in an increase in the interest rate spread and a corresponding improvement in both the net interest margin and overall net interest income next year. The Company also expects its real estate development operations to contribute $10.0-$12.0 million in pre-tax earnings next year and also to report continued strong growth in fee income. The projections also assume that housing and mortgage activity in the Bank's markets, as well as credit quality, remains strong.

Cautionary Statement Regarding Forward-Looking Information

     This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and or other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on the operations and could affect the outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's or Mid Town Bancorp's loan or investment portfolios, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company's market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, higher than anticipated costs or lower than anticipated revenues associated with the Mid Town Bancorp acquisition or the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Since December 31, 2000, the Bank has operated in an interest rate environment that has seen short-term U.S. Treasury rates decrease over 350 basis points. During that same time, long-term U.S. Treasury rates have decreased approximately 50 basis points. The impact of the changes in U.S. Treasury rates has had a significant impact on the interest-earning asset and interest-bearing liabilities portfolios of the Bank, including the shortening of certificates of deposit maturities, as customers have sought shorter-term deposits in light of lower rates, and the prepayments of mortgage loans, which has shortened the average life of interest-earning assets. As dramatic as the change in interest rates has been since December 31, 2000, the Bank's exposure to interest-rate risk, as measured by its interest-sensitivity gap, as well as its NPV sensitivity measure, has remained relatively consistent, in part due to the shortening of liability maturities being offset by increased prepayments on loans, as well as management maintaining its policy of selling longer-term fixed rate loan originations to manage its interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

Part II  -  Other Information
-----------------------------
Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit No.3. Certificate of Incorporation and By-laws.

               (i) Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K dated December 19, 2000).

               (ii) Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's March 31, 2001 Form 10-Q).

         Exhibit No.11. Statement re: Computation of per share earnings.

                                                     Three Months Ended      Nine Months Ended
                                                     September 30, 2001     September 30, 2001
                                                     ------------------     ------------------
Net income                                                $  13,647,000          $  41,605,000
                                                             ==========             ==========

Weighted average common shares outstanding                   22,510,714             22,704,994
                                                             ==========             ==========
Basic earnings per share                                  $         .61          $        1.83
                                                                   ====                   ====

Weighted average common shares outstanding                   22,510,714             22,704,994

Common stock equivalents due to dilutive
   effect of stock options                                      546,677                507,495
                                                             ----------            -----------
Total weighted average common shares and equivalents
   outstanding for diluted computation                       23,057,391             23,212,489
                                                             ==========            ===========

Diluted earnings per share                                $         .59          $        1.79
                                                                    ===                   ====


        (b)  Reports on Form 8-K.

             A Form 8-K was filed to report that on July 5, 2001, MAF Bancorp, Inc.announced that it has agreed to acquire Mid Town Bancorp, Inc. ("Midtown") in a stock and cash transaction valued at $69 million.

             A copy of the joint press release relating to the merger and an Agreement and Plan of Merger by and among MAF Bancorp, Inc., Lincoln Acquisition Corp. and Mid Town Bancorp, Inc. were included as exhibits.

             A Form 8-K was filed to report that on July 19, 2001, MAF Bancorp, Inc. announced its 2001 second quarter earnings results, and a copy of the press release was included as an exhibit.

             A Form 8-K was filed to report that on July 23, 2001 MAF Bancorp, Inc. issued a press release announcing its participation in the Keefe, Bruyette & Woods, Inc. Community Bank Investor Conference on July 25-26, 2001. A copy of the press release and the materials used by MAF for the presentation were included as exhibits.

             A Form 8-K was filed to report that on September 17, 2001 MAF Bancorp, Inc. issued a press release announcing the corporation's new stock repurchase program. A copy of the press release was included as an exhibit.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MAF Bancorp. Inc.
                                             -----------------------------------
                                                       (Registrant)



Date:        November 13, 2001                By:   /s/  Allen H. Koranda
       -----------------------------         -----------------------------------
                                                      Allen H. Koranda
                                                 Chairman of the Board and
                                                  Chief Executive Officer



Date:        November 13, 2001                 By:  /s/  Jerry A. Weberling
       -----------------------------         -----------------------------------
                                                      Jerry A. Weberling
                                                   Executive Vice President and
                                                     Chief Financial Officer