Form 10-K
period 2001-12-31
MAF BANCORP INC
filed 2002-03-25
CIK 854662

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-18121
                               -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
                                               [X]
filing requirements for the past 90 days. Yes __________  No  ____________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

Based upon the closing price of the registrant's common stock as of March 8, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $665,917,422.*

The number of shares of Common Stock outstanding as of March 8, 2002: 23,084,024
--------------------------------------------------------------------------------
                     Documents Incorporated by Reference

PART III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002 are incorporated by reference into Part III hereof.

* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Except to the extent shares have been allocated to the plan accounts of directors and executive officers, the affiliate holdings do not include shares held in certain employee benefit plans administered by plan committees that include executive officers.

--------------------------------------------------------------------------------

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-K

                                      Index
                                      -----

                                      Part I.                              Page
                                                                           ----

Item 1.   Business........................................................    3

Item 2.   Properties......................................................   37

Item 3.   Legal Proceedings...............................................   37

Item 4.   Submission of Matters to a Vote of Security Holders.............   37

                                      Part II.

Item 5.   Market for the Registrant's Common Stock and Related
             Stockholders Matters.........................................   37

Item 6.   Selected Financial Data.........................................   38

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operation...........................   40

Item 7A.  Quantatative and Qualitative Disclosures about Market Risk......   57

Item 8.   Financial Statements and Supplementary Data.....................   61

Item 9.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosures.........................   95

                                       Part III.

Item 10.  Directors and Executive Officers of the Registrant..............   95

Item 11.  Executive Compensation..........................................   95

Item 12.  Security Ownership of Certain Beneficial Owners and Management..   95

Item 13.  Certain Relationships and Related Transactions..................   95

                                       Part IV.

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K..........   95

Signature Page............................................................  100

ITEM 1.   BUSINESS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This report, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates, deteriorating economic conditions which could result in increased delinquencies in the Company's loan portfolio, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products and secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company's market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of potential acquisitions, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update forward-looking statements for the effect of future events.

GENERAL

     MAF Bancorp. Inc. ("Company"), was incorporated under the laws of the state of Delaware in 1989. The Company is a registered savings and loan holding company primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank") and, to a lesser extent, in the residential real estate development business through MAF Developments, Inc. ("MAFD"). With $5.6 billion in assets, the Bank is one of the largest financial institutions in the Chicago metropolitan area. The Company's executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514-1500. The telephone number is (630) 325-7300.

     The Company's primary assets are its investments in the Bank, as well as in MAFD. The Company also maintains a small investment portfolio. The Company has a $55.0 million unsecured term loan outstanding, as well as the use of a $40.0 million unsecured line of credit related to funding for past acquisitions, and stock repurchase programs. The Company relies primarily on dividends from the Bank, and to a lesser extent, dividends from MAFD and earnings on investments to meet its funding requirements for acquisitions, debt service, operating expenses, common stock repurchases, and dividend payments to common shareholders. The Bank pays dividends to the Company periodically (historically quarterly). During 2001, the Company received $52.5 million in dividends from the Bank, and $1.6 million from MAFD. In 2001, the Company declared $10.5 million of cash dividends, or $.46 per share. The Company has periodically repurchased shares of its common stock since 1993, and has a current repurchase plan that allows for the purchase of up to 500,000 shares of common stock. To date, 33,100 shares have been repurchased under this most recent program, at an average price of $26.12 per share. The Company has utilized shares repurchased primarily for acquisitions, and to a lesser extent for stock option exercises. To date, no shares in treasury have been cancelled.

     In November 2001, the Company purchased Mid Town Bancorp ("Mid Town") in Chicago, Illinois, for a total of $69.0 million. The acquisition was funded with $13.8 million in common stock and $55.2 million in cash. The Company restructured its $29.4 million unsecured bank term loan, and $35.0 million line of credit facility with a $55.0 million unsecured bank term loan, and a $40.0 million line of credit as part of the financing of this acquisition. Currently, the Company is paying interest at the three-month London Interbank Offering Rate ("LIBOR") plus 110 basis points, for its $55.0 million outstanding on its unsecured bank term loan, and three-month LIBOR plus 100 basis points for the $10.0 million drawn on its line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under Item 7. of this report.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 32 retail banking offices at December 31, 2001. The Bank continues to expand its coverage of the greater Chicago Metropolitan area, now with 11 locations on the north and northwest side of Chicago, a strong presence in western Cook County and affluent DuPage County, and increasing penetration of the rapidly-growing collar counties of Will and Kane Counties as well as the southwest suburbs of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development as well as consumer loans, primarily home equity loans and lines of credit. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium-sized businesses in its primary market areas. The Bank also has been in the business of real estate development, most recently through NW Financial, Inc. Under OTS regulations, investments in subsidiaries engaged in non-permissible activities for national banks, including real estate development activities, are deducted from regulatory capital. As such, the Bank has been performing its new real estate development projects through MAFD, while winding down previous projects under the Bank. The final piece of real estate for development at the Bank subsidiary level was sold during December 2001. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides limited title search services for certain refinanced loan transactions of the Bank's loan customers, and Mid America Investment Services, Inc. ("Mid America Investments"), which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer. In 2001, the Bank formed Mid America, Re Inc., a wholly-owned captive reinsurance company, which will share in a portion of mortgage insurance premiums received by certain mortgage insurance companies on the Bank's mortgage loan originations in return for assuming some of the risk of loss. The Company acquired two wholly-owned subsidiaries of Mid Town at the time of acquisition: Mid Town Development Corporation ("MTDC"), and Equitable Finance Corporation ("EFC"). MTDC's primary activity was making mezzanine financing loans on commercial real estate properties that the Bank was making the first mortgage on. EFC's primary activity was making various types of "sub-prime" loans, generally short-term unsecured personal loans. The Company does not intend to continue the activities of these two subsidiaries and will wind down their operations as the loans mature.

     For financial information regarding the Company's two separate lines of business (retail banking and land development), see "Note 20. Segment Information" to the audited consolidated financial statements of the Company included in "Item 8. Financial Statements and Supplementary Data."

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

LENDING ACTIVITIES

     General. The Bank's lending activities reflect its focus as a retail banking institution serving its local market area by concentrating on residential mortgage lending. The Bank is one of the largest originators of residential mortgages in its market area. The Bank had record residential loan originations in 2001, due to continued expansion into new lending markets, as well as a large volume of refinancings in response to falling interest rates in 2001. The Bank's residential originations are generally conducted through its branch retail network using primarily commissioned loan officers. The Bank has traditionally held its originations of adjustable-rate or shorter-term mortgage loans for its portfolio and sold a portion of its long-term fixed-rate loans directly into the secondary market. The Bank originates long-term fixed-rate mortgage loans in response to customer demand; however, the Bank sells selected conforming and non-conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association ("FNMA"), and to a lesser extent, the Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal Home Loan Bank Mortgage Partnership Program ("MPF"). The volume of current loan originations sold into the secondary market varies over time based on the Bank's available cash or borrowing capacity, Bank capital ratios, as well as in response to the Bank's asset/liability management strategy. Consumer loans, primarily equity lines of credit and short-term fixed-rate home equity loans, have been emphasized for portfolio purposes over the past three years as a means of enhancing loan yields, and shortening the duration of the Bank's loan portfolio, and increasing the interest-sensitivity of its loan portfolio, as these loans are generally based on the prime rate of interest plus or minus a stated margin. The Bank also originates multi-family loans, and to a lesser extent, commercial real estate, construction and land loans. In 2001, the Bank expanded into commercial business lending, hiring a group of seasoned lenders from a commercial bank to pursue loans and deposits from small to medium-sized businesses in the Bank's primary market area. Through the acquisition of Mid Town, the Bank acquired $8.9 million in commercial business loans, as well as $73.6 million in commercial real estate loans.

     At December 31, 2001, the Bank's total loan portfolio was $4.4 billion, representing over 79% of the total assets of the Company.

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans receivable portfolio in dollar amounts and in percentages at the dates indicated:

                                                                   December 31,
                                    ----------------------------------------------------------------------
                                             2001                  2000                         1999
                                    ----------------------------------------------------------------------
                                                 Percent               Percent                      Percent
                                                   of                    of                           of
                                       Amount     Total     Amount      Total             Amount     Total
                                    ----------   ------   ----------   ------          ----------   ------
                                                            (Dollars in thousands)
Real estate loans:
   One- to four-family:
      Held for investment           $3,559,466    79.38%  $3,807,980    87.50%         $3,479,425    89.05%
      Held for sale                    161,105     3.59       41,074      .94              12,601      .32
   Multi-family                        197,685     4.41      173,072     3.98             164,878     4.22
   Commercial                          139,608     3.11       41,223      .95              38,817      .99
   Construction                         43,756      .98       29,566      .67              27,707      .71
   Land                                 44,494      .99       40,497      .93              28,602      .73
                                    ----------   ------   ----------   ------          ----------   ------
      Total real estate loans        4,146,114    92.46    4,133,412    94.97           3,752,030    96.02
                                    ----------   ------   ----------   ------          ----------   ------

Consumer loans:
   Equity lines of credit              258,884     5.77      146,020     3.36              99,099     2.54
   Home equity loans                    52,216     1.16       64,465     1.48              48,397     1.24
   Other                                 7,975      .18        4,783      .11               4,757      .12
                                    ----------   ------   ----------   ------          ----------   -------
      Total consumer loans             319,075     7.11      215,268     4.95             152,253     3.90
   Commercial business loans            19,116      .43        3,528      .08               3,132      .08
                                    ----------   ------   ----------   ------          ----------   -------
      Total loans receivable         4,484,305   100.00%   4,352,208   100.00%          3,907,415   100.00%
                                                 ======                ======                       ======
Less:
   Loans in process                     21,678                12,912                       11,893
   Unearned discounts, premiums
      and deferred loan fees, net       (4,555)               (7,076)                      (6,323)
   Allowance for loan losses            19,607                18,258                       17,276
                                    ----------            ----------                   ----------
Loans receivable, net               $4,447,575            $4,328,114                   $3,884,569
                                    ==========            ==========                   ==========


                                                     December 31,
                                      -----------------------------------------
                                             1998                    1997
                                      -------------------   -------------------
                                                   Percent               Percent
                                                     of                    of
                                        Amount      Total      Amount     Total
                                      ----------   ------   ----------   ------
Real estate loans:
   One- to four-family:
      Held for investment             $2,877,482    86.07%  $2,408,393    88.27%
      Held for sale                       89,406     2.67        6,537     0.24
   Multi-family                          137,254     4.11      105,051     3.85
   Commercial                             43,069     1.29       35,839     1.31
   Construction                           28,429     0.85       17,263     0.63
   Land                                   24,765     0.74       24,425     0.90
                                      ----------   ------   ----------   ------
      Total real estate loans          3,200,405    95.73    2,597,508    95.20
                                      ----------   ------   ----------   ------

Consumer loans:
   Equity lines of credit                 91,915     2.75       88,106     3.23
   Home equity loans                      42,398     1.27       34,447     1.26
   Other                                   6,015     0.18        5,793      .21
                                      ----------   ------   ----------   ------
      Total consumer loans               140,328     4.20      128,346     4.70

   Commercial business loans               2,356     0.07        2,659     0.10
                                      ----------   ------   ----------   ------
      Total loans receivable           3,343,089   100.00%   2,728,513   100.00%
                                                   ======                ======
Less:
   Loans in process                       10,698                 6,683
   Unearned discounts, premiums           (3,455)                 (772)
      and deferred loan fees, net
   Allowance for loan losses              16,770                15,475
                                      ----------            ----------
Loans receivable, net                 $3,319,076            $2,707,127
                                      ==========            ==========

     The following table shows the composition of the Bank's fixed- and adjustable-rate loan portfolio as of the dates indicated.

                                                                           December 31,
                                              -------------------------------------------------------------------
                                                      2001                      2000                   1999
                                              ---------------------   --------------------   --------------------
                                                Amount      Percent     Amount     Percent     Amount     Percent
                                              ----------    -------   ----------   -------   ----------   -------
                                                                     (Dollars in thousands)
Adjustable-rate loans:
  Real estate:
    One- to four-family                       $1,613,251     35.98%   $1,950,183    44.81%   $1,614,377    41.33%
    Multi-family                                 111,311      2.48       111,660     2.57       102,112     2.61
    Commercial                                    60,180      1.34        22,175      .51        19,889      .51
Construction                                      30,524       .68        15,456      .35        27,399      .70
    Land                                          36,484       .81        24,997      .57        19,220      .48
                                              ----------    ------    ----------   ------    ----------   ------
  Total adjustable-rate real estate loans      1,851,750     41.29     2,124,471    48.81     1,782,997    45.63
  Consumer                                       234,642      5.23       148,005     3.40       100,936     2.59
  Commercial business                             16,266       .36         3,434      .08         2,303      .05
                                              ----------    ------    ----------   ------    ----------   ------
    Total adjustable-rate loans receivable     2,102,658     46.88     2,275,910    52.29     1,886,236    48.27
                                              ----------    ------    ----------   ------    ----------   ------
Fixed-rate loans:
  Real estate:
    One- to four-family                        1,946,215     43.40     1,857,797    42.69     1,865,048    47.72
    One- to four-family held for sale            161,105      3.59        41,074      .94        12,601      .32
    Multi-family                                  86,374      1.93        61,412     1.41        62,766     1.61
    Commercial                                    79,428      1.77        19,048      .44        18,928      .48
    Construction                                  13,232       .30        14,110      .32           308      .01
    Land                                           8,010       .18        15,500      .36         9,382      .25
                                              ----------    ------    ----------   ------    ----------   ------
       Total fixed-rate real estate loans      2,294,364     51.17     2,008,941    46.16     1,969,033    50.39
  Consumer                                        84,433      1.88        67,263     1.55        51,317     1.31
  Commercial business                              2,850       .07            94       -            829      .03
                                              ----------    ------    ----------   ------    ----------   ------
       Total fixed-rate loans receivable       2,381,647     53.12     2,076,298    47.71     2,021,179    51.73
                                              ----------    ------    ----------   ------    ----------   ------
  Total loans receivable                       4,484,305    100.00%    4,352,208   100.00%    3,907,415   100.00%
                                                            ======                 ======                 ======
Less:
  Loans in process                                21,678                  12,912                 11,893
  Unearned discounts, premiums and
    deferred loan fees, net                       (4,555)                 (7,076)                (6,323)
  Allowance for loan losses                       19,607                  18,258                 17,276
                                              ----------              ----------             ----------
       Loans receivable, net                  $4,447,575             $ 4,328,114             $3,884,569
                                              ==========              ==========             ==========

     Loan Maturity. The following table shows the contractual final maturity of the Bank's loan portfolio at December 31, 2001. The loan amounts do not reflect scheduled monthly principal repayment amounts. Principal repayments and prepayments on mortgage loans totaled $1.88 billion, $704.4 million, and $737.0 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Based on these amounts, management believes the information in the following table is not indicative of what the actual repayments on these loans will be.

                                                                At December 31, 2001
                                  ---------------------------------------------------------------------------------
                                               Real Estate Mortgage Loans
                                  --------------------------------------------------
                                     One- to                                                      Comm-
                                      Four-    Multi-    Comm-      Con-                          ercial
                                     Family    Family    ercial     struction   Land    Consumer  Business   Total
                                     -------   ------    ------     ---------   ----    --------  --------   -----
                                                                    (In thousands)

Amount due:
   One year or less             $      4,335     3,250    21,077    36,701       648     10,933   14,271     91,215
                                  ----------   -------   -------    ------    ------    -------   ------  ---------
   After one year
     1 year to 5 years               212,080    31,713    67,281     7,055    37,075     87,370    4,628    447,202
     Over 5 years                  3,343,051   162,722    51,250         -     6,771    220,772      217  3,784,783
                                  ----------   -------   -------    ------    ------    -------   ------  ----------
       Total after 1 year          3,555,131   194,435   118,531     7,055    43,846    308,142    4,845  4,231,985
                                  ----------   -------   -------    ------    ------    -------   ------  ---------
       Total amount due         $  3,559,466   197,685   139,608    43,756    44,494    319,075   19,116  4,323,200
                                  ==========   =======   =======    ======    ======    =======   ======  =========
Less:
   Loans in process                                                                                          21,678
   Deferred cost adjustments                                                                                 (4,555)
   Allowance for loan losses                                                                                 19,607
                                                                                                          ---------
     Total loans receivable, net                                                                          4,286,470
Mortgage loans held for sale                                                                                161,105
                                                                                                          ---------
     Total loans, net                                                                                    $4,447,575
                                                                                                          =========

     The following table sets forth at December 31, 2001 the dollar amount of loans receivable held for investment due after one year, and whether such loans have fixed or adjustable interest rates.

                                                                                    Due after one year
                                                                      ---------------------------------------------
                                                                        Fixed          Adjustable           Total
                                                                      ----------       ----------         ---------
                                                                                     (In thousands)
Real estate loans:
   One- to four-family                                              $  1,925,093        1,630,038         3,555,131
   Multi-family                                                           67,757          126,678           194,435
   Commercial                                                             72,237           46,294           118,531
   Construction                                                                -            7,055             7,055
   Land                                                                    7,367           36,479            43,846
Consumer                                                                  79,090          229,052           308,142
Commercial business                                                        1,371            3,474             4,845
                                                                       ---------        ---------         ---------
     Total loans receivable                                         $  2,152,915        2,079,070         4,231,985
                                                                       =========        =========         =========

     Residential Lending. The Bank also offers fixed-rate mortgage loans with terms to maturity of 10, 15, 20 and 30 years and fixed-rate balloon loans that mature after seven years. The Bank's fixed-rate loan products generally offer a monthly repayment option and some loans carry a prepayment penalty for the first five years of the loan. Interest rates charged on fixed-rate loans are competitively priced on a daily basis based on secondary market prices and market conditions. The Bank generally originates its fixed-rate and adjustable-rate mortgage loans in a form consistent with secondary market standards.

     The Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during the current year, by enabling the Bank to meet customer demand for loan refinancings, limiting the disruption to its loan operations for loan customers who are borrowing for home purchases, as well as reducing the costs associated with refinance activity of existing borrowers.

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

     The Bank has adopted a policy of limiting the loan-to-value ratio on originated first mortgage loans and refinanced loans to 97% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, generally be insured by a mortgage insurance company approved by FNMA in an amount sufficient to reduce the Bank's exposure to no greater than the 75% level. At December 31, 2001, the Bank has $143.0 million, or 3.5% of one- to four-family mortgage loans that have a loan-to-value ratio of greater than 80% without mortgage insurance. Recently, the Bank formed a captive reinsurance subsidiary to accept a small, second-tier layer of risk on mortgage loans with mortgage insurance, in exchange for a portion of the mortgage insurance premiums paid by the customer to certain mortgage insurance companies. See "Subsidiary Activities - Mid America Re, Inc." for more information.

     Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market area. At December 31, 2001, the Bank had multi-family loans of $197.7 million, including a portfolio of purchased participating interests of $2.0 million related to low-income housing. Multi-family loans represent 4.4% of total loans receivable at December 31, 2001. ARM loans represented 56.3% of the multi-family residential loan portfolio at December 31, 2001. Multi-family loans are generally offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 25 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by properties of five or more units are qualified on the basis of rental income generated by the property.

     Construction and Land Lending. The Bank originates loans to finance the construction of one- to four-family residences, primarily in its market area. At December 31, 2001, the Bank had $43.8 million of construction loans of which $34.8 million financed the construction of one- to four-family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 2001, the Bank's construction and land loans totaled $88.3 million, or 2.0%, of total loans receivable.

     The Bank uses underwriting and construction loan guidelines for financing primarily individual, owner-occupied houses where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans are based on the appraised value of the property, as determined by either an independent appraiser, or an appraiser on staff at the Bank, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 12 months, with extensions as needed. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

     Land loans include loans to developers for the development of residential subdivisions in the Bank's market area. At December 31, 2001, the Bank had land loans to developers totaling $23.1 million. At December 31, 2001, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $22.4 million. In addition, this borrower had construction loans with the Bank totaling $4.3 million. Loans to developers are generally short-term loans with terms of three to five years. Under Bank policy, the loan-to-value ratio may not exceed 80% and is generally less than 75%. The majority of such loans are floating rate based on the prime rate or LIBOR. Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

     Land loans are also made to local builders for the purchase of improved lots. At December 31, 2001, the Bank had land loans outstanding to local builders totaling $10.8 million. Such loans are generally for terms of up to three years and are generally granted at rates similar to rates quoted for ARM residential mortgage loans. The loan-to-value ratio on such loans is limited to 75%. Land loans for the purchase of fully improved lots are also made to individuals. At December 31, 2001, the Bank had land loans to individuals totaling $10.6 million. Such loans are made for up to 15-year terms with adjustable or fixed interest rates that are made at the prevailing rates for one- to four-family residential loans.

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

      Commercial Real Estate Lending. In connection with the Bank's policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At December 31, 2001, the Bank had $139.6 million of commercial real estate loans. Historically, the Bank's policy has been to originate commercial real estate loans on a limited basis. During 2001, the Bank's commercial real estate portfolio increased by $73.6 million due primarily to the acquisition of Mid Town. The Company may increase its commercial real estate lending in the future in conjunction with its new business banking unit described below.

     Commercial real estate loans are generally made in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. Currently, all of the Bank's commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago area. The Bank analyzes the financial condition of the borrower and the reliability and predictability of the net income generated by the security property in determining whether to extend credit. In addition, the Bank generally requires a net operating income to debt service ratio of at least 1.15 times. At December 31, 2001, the Bank's ten largest commercial real estate loans totaled $32.1 million, all of which are current and performing in accordance with their original terms.

     Consumer Lending. The Bank's other lending activities consist of consumer lending, primarily home equity lines of credit and fixed-rate second mortgage loans. On December 31, 2001, outstanding balances on home equity lines represented $258.9 million or 5.8% of the Bank's total loan portfolio. Home equity lines of credit are generally extended up to 85% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate minus .50% to plus .50%, based on balances drawn. To a lesser extent, the Bank offers home equity lines of credit at greater than 85% of the appraised value of the property. The interest rate on 85%-100% loan-to-value lines of credit is the designated prime rate plus 1.50% to 3.50%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity loans consist of $52.2 million of primarily fixed-rate second mortgage loans that amortize over a three to ten year period.

     Commercial Business Lending. In 2001, in an effort to continue to expand the lending services offered by the Bank, the Bank started a commercial business lending unit by hiring a team of seasoned lending professionals from a commercial bank. The focus of the Bank in this area of lending is to provide lending and deposit services to small and medium-sized businesses in the Chicagoland area, some of which already had a deposit relationship with the Bank. Commercial business loans may be secured by business assets or real estate, or in some instances, be unsecured. The Bank obtains personal guarantees in situations where the business assets are not considered to be sufficient collateral. Additionally, the Bank may provide letter of credit services to certain lenders on a case-by-case basis.

     Commercial business lending carries increased risks compared to other forms of lending the Bank offers. Principal and interest repayment is often dependent on strong and consistent management teams that can change quickly due to the size of the companies targeted by the Bank. In addition, slowing economic conditions could adversely impact these borrowers. As part of the initiation of this unit, a comprehensive credit policy was established and approved by the Board of Directors of the Bank for new commercial business loans, and is monitored on a weekly basis by a committee of senior management that is responsible for the approval of new loans. In addition, a credit scoring system was established for reviewing previously approved and outstanding loans. A committee of senior management of the Bank has been established to periodically monitor credit quality of commercial business loans including loans on the Bank's "watch list" to determine actions to be taken, including collection, additional collateral, and accrual status. At December 31, 2001, the Bank's portfolio of commercial business loans was $19.1 million, of which $8.9 million was attributed to the acquisition of Mid Town.

      Environmental Issues. The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes the security property unsuitable for use. This could also have an effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single-family residences on which the Bank lends include comments on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any material environmental issues which would subject it to liability at this time.

     Environmental concerns such as asbestos containing material, underground storage tanks and lead based paint can pose a health risk to tenants and negatively impact the collateral value of security property. Generally, the use of these materials has been eliminated since 1978. All relevant factors in order to determine whether an environmental review is needed and, if so, the scope and detail, is considered prior to the origination of commercial and multi-family loans. The relevant factors include, but are not limited to, the following: age of property, use of property, location of property, knowledge of subject area, borrower(s) financial capacity to withstand potential clean-up costs, loan amount and loan-to-value ratio of the proposed loan. For loans in excess of $1.0 million, a satisfactory Phase I environmental exam is required as part of the loan approval process, with further investigation in the form of a Phase II exam taking place as dictated therein.

     Originations, Purchases, Sales, Swaps of Mortgage Loans and
Mortgage-Backed Securities. The Bank originates and purchases both ARM and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination and purchase market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The Bank sells selected conforming and non-conforming long-term fixed-rate and a limited amount of ARM mortgage loans in the secondary mortgage market to manage its interest rate risk exposure. These loan sales also allow the Bank to continue to make loans when deposit flows decline or funds are not otherwise available for lending. Generally, the loans are sold for cash or securitized and sold in the secondary mortgage market to investors such as FNMA, FHLMC, and MPF as well as investment banks and other financial institutions. The large majority of these loans are sold without recourse, except those loans sold to MPF, where the Bank maintains a very limited level of risk in exchange for better pricing on the loans sold. At December 31, 2001, the Bank has approximately $6.6 million in net credit risk exposure on loans it has sold to MPF.

     The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $76.7 million in loans receivable, compared to $9.3 million for the year ended December 31, 2000.

     In 2001, the Bank originated and purchased $2.83 billion in loans receivable, compared to $1.48 billion in 2000. During 2001, with the decrease in interest rates, fixed-rate mortgage loan originations accelerated to $1.71 billion, or 69.9% of total loan originations, compared to $466.9 million or 39.4% of total loan originations in 2000, as customers took advantage of the ability to lock in historically low long-term mortgage rates. Of the fixed-rate originations in 2001, $1.1 billion, or 65.1%, conformed to the requirements for sale to FNMA and FHLMC and $597.4 million, or 34.9%, did not conform to the requirements of these agencies. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $275,000 ($300,700 as of January 1, 2002), which is the FHLMC, FNMA, and MPF purchase limit, and not because the loans present increased risk of default to the Bank. Generally, prior to 2001, nonconforming loans were held in the Bank's loan portfolio. In 2001, the Bank began selling non-conforming long-term fixed rate loans into the secondary market. Loans with such excess balances generally carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans. Due to record fixed-rate originations, loan sale activity soared in 2001. During the current year, the Bank sold $1.02 billion of loans into the secondary market, compared to $335.7 million in 2000.

     All of the mortgage-backed securities and collateralized mortgage obligations, ("CMOs") in the Bank's portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. At December 31, 2001, the amortized cost of mortgage-backed securities totaled $140.9 million, or 2.5% of total assets. At December 31, 2001, the Bank's mortgage-backed securities portfolio had a market value of $142.2 million.

     The following table sets forth the Bank's originations, purchases, sales, swaps and principal repayments of loans receivable for the periods indicated.

                                                                           Year Ended December 31,
                                                               --------------------------------------------
                                                                     2001           2000            1999
                                                                   ---------      ---------       ---------
                                                                               (In thousands)
Loans originated:
   Adjustable-rate loans originated:
      One- to four-family                                      $     735,463        638,097         432,649
      Multi-family                                                    27,736         22,005          34,129
      Commercial real estate                                          17,717          6,585           4,620
      Construction                                                    17,453         25,702          31,366
      Land                                                            30,272         26,195          14,389
      Commercial business                                              7,147            118           1,030
      Consumer                                                       196,381        135,947          76,252
                                                                   ---------      ---------       ---------
         Total adjustable-rate loans originated                    1,032,169        854,649         594,435
   Fixed-rate loans originated:
      One- to four-family                                          1,708,663        466,913         712,942
      Multi-family                                                     6,230          6,014           9,229
      Commercial real estate                                          15,417          1,982             938
      Construction                                                    16,071         14,759               -
      Land                                                             6,274         15,952          10,589
      Commercial business                                                790              -               -
      Consumer                                                        41,980         50,393          38,579
                                                                   ---------      ---------       ---------
         Total fixed-rate loans originated                         1,795,425        556,013         772,277
                                                                   ---------      ---------       ---------
         Total loans originated                                    2,827,594      1,410,662       1,366,712

   Loans purchased:
      Fixed-rate one- to four-family real estate                           -          3,220          36,521
      Adjustable-rate one- to four-family real estate                      -         69,669         307,567
      Other                                                                -            669             537
                                                                   ---------      ---------       ---------
         Total loans purchased                                             -         73,558         344,625
                                                                   ---------      ---------       ---------
         Total loans originated and purchased                      2,827,594      1,484,220       1,711,337
                                                                   ---------      ---------       ---------
   Loans acquired through acquisitions                               210,020          5,292             399
                                                                   ---------      ---------       ---------
   Loans sold:
     One- to four-family                                             940,952        326,375         340,308
     Consumer loans                                                      476            596           1,023
                                                                   ---------      ---------       ---------
        Total loans sold                                             941,428        326,971         341,331
   Mortgage loan swaps (fixed rate)                                   76,670          9,290          62,583
   Transfer to foreclosed real estate and charge-offs                  2,756          4,038           6,540
   Amortization and prepayments                                    1,884,663        704,420         736,956
                                                                   ---------      ---------       ---------
      Total loans sold, swaps, transfers,
         amortization and prepayments                              2,905,517      1,044,719       1,147,410
                                                                   ---------      ---------       ---------
Net increase                                                   $     132,097        444,793         564,326
                                                                   =========      =========       =========

     Loan servicing fee income. Loan servicing fee income is generated from loans that the Bank has originated and sold, or from purchased servicing rights, and includes fees for the collection and remittance of mortgage payments, insurance policies and real estate taxes. Typically, the Bank receives a servicing fee for performing the aforementioned services equal to at least .25% for fixed-rate mortgages and .25% to .375% for ARM loans on the outstanding principal balance of the sold loan being serviced. Servicing fees are included in income as loan payments are received. Costs of servicing loans for others are charged to expense as incurred. The Bank is required to capitalize mortgage servicing rights upon the sale of loans based on assumptions as to fee income earned, estimated prepayment speeds of the underlying mortgage loans, and the cost of servicing. Mortgage servicing rights are amortized based on the estimated life of the loan servicing income stream, and recorded as a decrease to loan servicing fee income. In addition, mortgage servicing rights are periodically assessed for impairment, with any impairment or recovery recognized through a valuation allowance. The following table shows the components of loan servicing fee income in dollars and as a percentage of loans serviced for others, as well as other information regarding loans serviced for others for the years indicated:

                                                                                   Year Ended December 31,
                                                                      ------------------------------------------
                                                                          2001            2000           1999
                                                                        ---------       ---------      ---------
                                                                                 (Dollars in thousands)

Gross servicing revenue                                               $     3,083           2,724          3,032
Amortization of mortgage servicing rights                                  (3,454)         (1,038)        (1,271)
Valuation allowance on mortgage servicing rights                             (904)              -              -
Recovery of valuation allowance of mortgage servicing rights                    -               -            900
                                                                        ---------       ---------      ---------
   Loan servicing fee income (expense), net                           $    (1,275)          1,686          2,661
                                                                      ===========       =========      =========

As a percentage of average loans serviced for others:
Gross servicing revenue                                                      .291%           .259%          .264%
Amortization of mortgage servicing rights                                   (.326)          (.099)         (.111)
Valuation allowance on mortgage servicing rights                            (.085)              -              -
Recovery of valuation allowance of mortgage servicing rights                    -               -           .078
                                                                        ---------       ---------      ---------
   Loan servicing fee income (expense), net                                 (.120)%          .160%          .231%
                                                                      ===========       =========      =========

Loan sales for the year                                               $ 1,019,145         335,665        402,891
                                                                      ===========       =========      =========
Average balance of loans serviced for others                          $ 1,060,194       1,050,287      1,148,514
Loans serviced for others at end of year                                1,401,607         785,350      1,226,874
Mortgage servicing rights at end of year, net                              10,531           5,107          7,334
Weighted average interest rate of loans serviced for others                 7.10%            7.55%          7.28%
                                                                      ===========       =========      =========

     Sales of Mortgage Servicing Rights. The Bank has generally maintained the strategy of keeping the servicing on the loans it originates and sells into the secondary market as a means of cross-selling loan customers other Bank products. However, in 2000, the Bank sold approximately $600 million of mortgage servicing rights at a pre-tax gain of $4.4 million, to take advantage of aggressive pricing for servicing rights, and as a hedge against lower interest rates. While the Bank still intends to grow its loan servicing portfolio, as it did in 2001, management may periodically review opportunities to sell servicing rights in the future.

Asset Quality and Allowance for Loan Losses

     Collection procedures. When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank contacts the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will initiate foreclosure proceedings. Interest income on loans is reduced by the full amount of accrued and uncollected interest on loans that are in process of foreclosure or otherwise determined to be uncollectible.

     Delinquent Loans. At December 31, 2001, 2000, and 1999, delinquencies in the Bank's portfolio were as follows:

                                                      61-90 Days                           91 or More Days
                                            -------------------------------        --------------------------------
                                                      Principal                               Principal
                                            Number   Balance of    Percent        Number    Balance  of     Percent
                                              of     Delinquent      of             of      Delinquent        of
                                             Loans      Loans      Total/1/       Loans        Loans        Total/1/
                                          ---------  ---------    --------       --------    ---------    --------
                                                                  (Dollars in thousands)
December 31, 2001                             62       $8,058        .18 %          158       $19,388        .42%
December 31, 2000                             50        4,084        .10            115        14,764        .34
December 31, 1999                             63        6,280        .16            130        13,224        .34
                                              ==        =====         ==                       ======        ===

---------------------
/1/ Percentage represents principal balance of delinquent loans to total loans outstanding.

     Non-Performing Loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans that are not individually significant (i.e. loans under $1.0 million), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses these criteria on one- to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant as well as commercial real estate and commercial business loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has occurred as a result of the book value exceeding the fair value.

     A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt or, when the borrower becomes 91 days past due on contractual principal or interest payments. When a loan is placed on non-accrual status, or in the process of foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, or at a time when the loan is brought current in accordance with its original terms.

     The following table sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, and foreclosed real estate held by the Bank at the dates indicated. Since January 1, 2001, the Bank does not accrue interest on loans more than 90 days overdue.

                                                                                   December 31,
                                                               ----------------------------------------------------
                                                                 2001       2000       1999       1998      1997
                                                               --------   --------   --------   --------   --------
                                                                              (Dollars in thousands)

One- to four-family and multi-family loans:
  Non-accrual loans (1)                                      $   17,985     14,023     12,548     10,641      7,039
  Accruing loans 91 or more days overdue                              -      1,732        771      1,381      2,071
                                                               --------   --------   --------   --------   --------
     Total                                                       17,985     15,755     13,319     12,022      9,110
                                                               --------   --------   --------   --------   --------
Commercial real estate, construction and land loans:
  Non-accrual loans (1)                                             544        269        607      1,284      1,240
  Accruing loans 91 or more days overdue                              -          -          -          -          -
                                                               --------   --------   --------   --------   --------
     Total                                                          544        269        607      1,284      1,240
                                                               --------   --------   --------   --------   --------
Other loans:
  Non-accrual loans (1)                                             922        683      1,683        721        181
  Accruing loans 91 or more days overdue                              -          2         41         22        124
                                                               --------   --------   --------   --------   --------
     Total                                                          922        685      1,724        743        305
                                                               --------   --------   --------   --------   --------
Total non-performing loans:
  Non-accrual loans (1)                                          19,451     14,975     14,838     12,646      8,460
  Accruing loans 91 or more days overdue                              -      1,734        812      1,403      2,195
                                                               --------   --------   --------   --------   --------
     Total                                                   $   19,451     16,709     15,650     14,049     10,655
                                                               ========   ========   ========   ========   ========

Non-accrual loans to total loans                                    .45%       .35%       .38%       .39%       .31%
Accruing loans 91 or more days overdue to total loans                 -        .04        .02        .04        .08
                                                               --------   --------   --------   --------   --------
     Non-performing loans to total loans                            .45%       .39%       .40%       .43%       .39%
                                                               ========   ========   ========   ========   ========

Foreclosed real estate:
  One- to four-family                                        $    1,405      1,762      1,220      1,736        489
  Commercial real estate                                              -         46      6,195      6,621          -
                                                               --------   --------   --------   --------   --------
     Total foreclosed real estate, net of reserves           $    1,405      1,808      7,415      8,357        489
                                                               ========   ========   ========   ========   ========
Total non-performing assets                                  $   20,856     18,517     23,065     22,406     11,144
                                                               ========   ========   ========   ========   ========
Total non-performing assets to total assets                         .37%       .36%       .50%       .54%       .32%
                                                               ========   ========   ========   ========   ========

------------------------------------
/1/ Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

     For the years ended December 31, 2001, 2000 and 1999, the amount of interest income that would have been recorded on non-accrual loans amounted to $1.1 million, $768,000 and $703,000 respectively, if the loans had been current. For the year ended December 31, 2001, interest income on non-accrual loans actually collected that was recorded amounted to $351,000.

     Subsequent to December 31, 2001, one commercial real estate loan and a secured line of credit to the same borrower aggregating $4.4 million were placed on non-accrual status due to the borrower being in violation of certain loan covenants. The Bank has a first mortgage lien on the property, a corporate guarantee of a subsidiary company and several unlimited personal guarantees. The Bank expects to be repaid in full from the net proceeds from the sale of the property in the next 12-15 months.

     Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions that covers all problem assets and requires certain reserves. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 2001 and 2000, all of the Bank's non-performing loans were classified as substandard.

     Allowance for Loan Losses. The Bank maintains an allowance for loan losses in an amount deemed prudent by management. The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Based on such evaluation and consideration of these various factors, including the lack of loan portfolio growth, exclusive of the Mid Town acquisition, the lowest level of net charge-offs in 10 years and continued stable level of non-performing loans concentrated in one- to four-family mortgages, the Bank did not make a provision for loan losses in 2001. The $1.3 million increase in the allowance for loan losses in 2001 was primarily due to the $1.4 million allowance acquired in the Mid Town acquisition. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Bank's borrowers.

     The following table analyzes the Bank's allowance for loan losses for the years indicated.

                                                                            Year Ended December 31,
                                                           --------------------------------------------------------
                                                             2001        2000        1999        1998        1997
                                                           -------     -------     -------     --------    --------
                                                                       (Dollars in thousands)


Balance at beginning of year                            $   18,258      17,276      16,770       15,475      17,914
Charge-offs:
  One- to four-family                                          (87)       (136)       (522)        (290)       (637)
  Commercial real estate                                         -           -         (88)         (25)     (2,994)
  Multi-family                                                   -        (275)          -            -           -
  Consumer                                                     (17)       (120)       (101)         (87)        (81)
                                                           -------     -------     -------     --------    --------
                                                              (104)       (531)       (711)        (402)     (3,712)
                                                           -------     -------     -------     --------    --------
Recoveries:
  One- to four-family                                           39           9         105            1         106
  Commercial real estate                                         -           -           -            -           5
  Consumer                                                       6           4          12           50          12
                                                           -------     -------     -------     --------    --------
                                                                45          13         117           51         123
                                                           -------     -------     -------     --------    --------
Charge-offs, net of recoveries                                 (59)       (518)       (594)        (351)     (3,589)
Provision for loan losses                                        -       1,500       1,100          800       1,150
Balance related to acquisition                               1,408           -           -          846           -
                                                           -------     -------     -------     --------    --------
Balance at end of year                                  $   19,607      18,258      17,276       16,770      15,475
                                                           =======     =======     =======     ========    ========

Net charge-offs to average loans outstanding                   .00%        .01         .02          .01         .14
Allowance for loan losses to total loans receivable            .45         .42         .44          .52         .57
Allowance for loan losses to total non-performing loans     100.80      109.27      110.39       119.37      145.24
Allowance for loan losses to total non-performing assets     94.01       98.60       74.90        74.85      138.86
                                                           =======     =======     =======     ========    ========

     At December 31, 2001, the Bank maintained no specific reserves on its loan portfolio. The following table sets forth the Company's allocation of its allowance for loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category: it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio. The allocation methods used for December 31, 2001, 2000 and 1999 were generally consistent. The change in amounts allocated to various loan types in 2001 was primarily due to the allocation of the Mid Town allowance for loan losses.

                                                                At  December 31,
                                -----------------------------------------------------------------------------------
                                           2001                        2000                       1999
                                 -------------------------   -------------------------   --------------------------
                                             Loan category                Loan category               Loan category
                                              as a % of                     as a % of                   as a % of
                                 Allowance    Total Loans     Allowance    Total Loans      Allowance   Total Loans
                                 ---------  --------------    ---------  ---------------   ----------  --------------
                                                              (Dollars in thousands)


One- to four-family residential  $   9,755      82.97        $    9,803       88.44 %    $    8,705        89.37%
Multi-family                         1,730       4.41             1,480        3.98           1,235         4.22
Commercial real estate               2,646       3.11             1,978         .95           2,078         0.99
Construction                           501        .98               401         .67             256         0.71
Land                                   656        .99               606         .93             346         0.73
Consumer                             1,804       7.11             1,575        4.95           1,085         3.90
Commercial business                    250        .43                 -         .08               -          .08
Unallocated portion                  2,265         NA             2,415          NA           3,571           NA
                                    ------     ------            ------      ------          ------       ------
  Total                          $  19,607     100.00%       $   18,258      100.00%     $   17,276       100.00%
                                    ======     ======            ======      ======          ======       ======

     At December 31, 2001, the Bank's loan portfolio consisted of 83.0% of one- to four-family real estate loans, with an additional 7.1% being equity lines of credit or home equity loans on one- to four-family real estate and other consumer loans. Based on the Bank's underwriting standards, overall loan-to-value ratios, concentration of lending primarily in its market area, and historically low charge-off experience, management considers the risk of loss due to these loans as minimal. The remaining 9.9% of the Bank's portfolio, or $444.7 million, consist of multi-family mortgage, commercial real estate, construction, land, and to a lesser extent, commercial business loans. These loans generally tend to exhibit greater risk of loss than do one- to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties. Management has addressed these risks through its underwriting standards.

     In its multi-family loan portfolio, the Bank has traditionally limited its lending to small apartment buildings (less than 36 units) which management believes have lower risk than larger properties. At December 31, 2001, in the Bank's $197.7 million multi-family portfolio, only 11 loans are on properties greater than 36 units. The average multi-family loan is $320,000. With respect to construction and land loans, although a change in economic conditions could impact the collateral value of the Bank's loans, a large percentage of this collateral is on one- to four family residential properties whose values tend to be more stable during times of economic difficulty. The Bank's commercial real estate portfolio grew during 2001 due to the acquisition of Mid Town. Loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago area.

     Net income of the Company could be affected if management's estimate of the number of loans with loss, or the estimate of the amount of loss that may be incurred are materially different, which could require an additional provision for loan losses. Management believes the allowance for loan losses is adequate at December 31, 2001. However, future adjustments to the allowance may be necessary based on changes in economic conditions and the impact such changes may have on the Bank's borrowers.

INVESTMENT ACTIVITIES

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. The Bank is required to maintain liquid assets at prudent levels based on its operations.

     The Bank's liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. The Bank invests overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions' financial condition. The Bank generally limits overnight federal funds sold investments to $100.0 million at any one institution.

     Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

     The following table sets forth certain information regarding the book value of the Company's and the Bank's liquidity and investment securities portfolio at the dates indicated. At December 31, 2001 and 2000, the fair value of the investment securities portfolio was $355.5 million and $187.8 million, respectively.

                                                                              December 31,
                                                                  ------------------------------------
                                                                   2001           2000          1999
                                                                  -------        -------       -------
                                                                             (In thousands)

Interest-bearing deposits                                       $  29,367         53,392        51,306
                                                                  =======        =======       =======
Federal funds sold                                              $ 112,765        139,268        35,013
                                                                  =======        =======       =======
Investment securities:
  Available for sale:
     U.S. Government and agency securities                      $ 141,530         81,255        78,618
     Asset-backed securities                                       81,670         80,614       105,241
     Corporate debt securities                                     71,309              -             -
     Bank trust preferred securities                               40,899          2,704           731
     Marketable equity securities                                  20,053          9,921         9,515
                                                                  -------        -------       -------
       Total investments available for sale                       355,461        174,494       194,105
                                                                  -------        -------       -------
  Held to maturity:
     U.S. Government and agency securities                              -          9,986         9,983
     Corporate debt securities                                          -          2,647         2,016
                                                                  -------        -------       -------
       Total investments held to maturity                               -         12,633        11,999
                                                                  -------        -------       -------
       Total investment securities                              $ 355,461        187,127       206,104
                                                                  =======        =======       =======
Stock in the FHLB of Chicago                                    $ 132,081         84,775        75,025
                                                                  =======        =======       =======

     The table below sets forth information regarding the carrying value, weighted average yields based on amortized cost, and maturities of the Company's investment securities. At December 31, 2001, all investment securities are classified as available for sale.

                                                                    At December 31, 2001
                                    -------------------------------------------------------------------------------------
                                         One Year                1 to                  5 to                More than
                                          or Less               5 Years              10 Years              10 Years
                                    -------------------   -------------------   -------------------  --------------------
                                               Weighted              Weighted              Weighted             Weighted
                                    Carrying    Average   Carrying    Average   Carrying    Average   Carrying   Average
                                      Value      Yield      Value      Yield     Value       Yield      Value     Yield
                                    --------    ------   ---------    ------    -------      -----     -------   -------
                                                                                        (Dollars in thousands)
U.S. Government and agency
   securities                       $ 14,084    3.67%    $ 106,114     5.44%    $ 16,265      3.81%    $  5,067     2.70%
Asset-backed securities               10,098    5.88         8,412     2.30       33,882      3.12       29,278     4.32
Corporate debt securities                  -       -        55,362     6.81       15,947      6.28            -        -
Bank trust preferred securities            -       -             -        -            -         -       40,899     4.37
Marketable equity securities /1/
   Common stock                            -       -             -        -            -         -        4,930     2.57
   Preferred stock                         -       -             -        -            -         -       15,123     4.01
                                      ------    ----       -------     ----       ------      ----       ------     ----
   Total                            $ 24,182    4.59%    $ 169,888     5.73%    $ 66,094      4.05%    $ 95,297     4.12%
                                      ======    ====       =======     ====       ======      ====       ======     ====

                                    ---------------------------------------------
                                             Total Investment Securities
                                    ---------------------------------------------
                                       Average                           Weighted
                                        Life      Carrying     Market     Average
                                      in Years     Value       Value       Yield
                                      --------  ----------    ---------    -----
U.S. Government and agency
   securities                            3.63    $ 141,530    $ 141,530    4.94%
Asset-backed securities                 12.40       81,670       81,670    3.82
Corporate debt securities                3.82       71,309       71,309    6.69
Bank trust preferred securities         26.16       40,899       40,899    4.37
Marketable equity securities (1)
   Common stock                             -        4,930        4,930    2.57
   Preferred stock                          -       15,123       15,123    4.01
                                      -------      -------      -------    ----
   Total                                10.28    $ 355,461    $ 355,461    4.89%
                                      =======      =======      =======    ====

----------------------
/1/ Marketable equity securities with no stated maturity are included in the "More than 10 Years" category.

     The classification of investments as held to maturity, available for sale, or trading is made at the time of purchase based upon management's intent at that time. On January 1, 2001, as allowed under the adoption of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activaties," the Bank transferred its remaining investment securities previously in its held to maturity portfolio into its available for sale portfolio. At December 31, 2001, $355.5 million of investment securities were classified as available for sale and recorded at fair value (cost basis of $350.6 million). At December 31, 2000, $174.5 million were classified as available for sale (cost basis of $172.3 million). Stock in the FHLB of Chicago is carried at cost.

SOURCES OF FUNDS

     The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), borrowings from the FHLB of Chicago, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities and short-term investments, and funds provided from operations. At December 31, 2001, deposits accounted for 69.2% of total interest-bearing liabilities, up significantly from 62.1% as of December 30, 2000, due to strong deposit inflows during 2001, less reliance on borrowed funds as well as the acquisition of Mid Town, which had $270.3 million of deposits at acquisition.

     Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and checking accounts, money market and certificate accounts. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. Recently, the Bank has emphasized growth in core accounts, defined as commercial and non-interest checking accounts, NOW accounts, money market accounts, and passbooks by increased advertising and marketing of checking accounts, and the addition of a more competitively priced money market product. In addition, the ratio of core deposits to total deposits was enhanced with the acquisition of Mid Town in 2001, which had 83% of their deposits in core accounts at acquisition.

     The following table sets forth the balances and percentages of the various types of deposits offered by the Bank at the date indicated and the change in the dollar amount of deposits between such dates:

                                  December 31, 2001                    December 31, 2000              December 31, 1999
                           -------------------------------     -----------------------------------  --------------------
                                         % of                                % of       Increase                % of
                             Amount    Deposits   Increase        Amount    Deposits    (Decrease)    Amount   Deposits
                           ----------  --------   --------      ---------   --------    ----------  ---------  ---------

Commercial checking        $   128,214    3.6%   $  79,742     $    48,472     1.6%    $    (604)   $    49,076     1.8%
Non-interest checking          121,066    3.4       28,595          92,471     3.1        23,626         68,845     2.6
NOW accounts                   324,991    9.1       74,495         250,496     8.4        27,955        222,541     8.2
Money market accounts          368,672   10.4      139,614         229,058     7.7        66,755        162,303     6.0
Passbook accounts              898,073   25.3      159,467         738,606    24.9        12,430        726,176    26.9
                             ---------  -----      -------       ---------   -----       -------      ---------   -----
   Total core deposits       1,841,016   51.8      481,913       1,359,103    45.7       130,162      1,228,941    45.5
Certificate accounts, net    1,716,981   48.2      101,871       1,615,110    54.3       144,809      1,470,301    54.5
                             ---------  -----      -------       ---------   -----       -------      ---------   -----
   Total deposits          $ 3,557,997  100.0%   $ 583,784     $ 2,974,213   100.0%    $ 274,971    $ 2,699,242   100.0%
                             =========  =====      =======       =========   =====       =======      =========   =====

Deposit Portfolio. The following table sets forth the distribution and the weighted average nominal interest rates of the Bank's average deposit accounts for the years indicated:

                                                                                                       Year Ended
                                                      ----------------------------------------------------------------------
                                                              December 31, 2001                      December 31, 2000
                                                      ---------------------------------    ---------------------------------
                                                                    Percent   Weighted                    Percent   Weighted
                                                                      of       Average                      of       Average
                                                        Average      Total     Nominal        Average      Total     Nominal
                                                        Balance    Deposits     Rate          Balance    Deposits     Rate
                                                      -----------  --------    -------     -----------   --------   -------
                                                                                                  (Dollars in thousands)

Commercial checking accounts                         $     70,359     2.25%      -  %     $     55,367      1.95%      -  %
Non-interest bearing checking                              93,632     3.00       -              76,440      2.70       -
Interest bearing NOW accounts                             245,719     7.87      1.03           223,358      7.88      1.22
Money market accounts                                     279,281     8.94      3.49           190,693      6.73      3.87
Passbook accounts                                         775,419    24.83      2.32           741,453     26.17      2.48
                                                      -----------  -------                 -----------    ------
  Total checking, money market and
    passbook accounts                                   1,464,410    46.89      1.73         1,287,311     45.43      1.92
                                                      -----------  -------                 -----------    ------

Certificate accounts with original maturities of:
  6 months or less                                        506,087    16.21      4.50           323,096     11.40      5.24
  7 to 12 months                                          238,010     7.62      5.31           478,393     16.89      5.50
  Greater than 1 to 3 years                               809,134    25.91      6.05           623,630     22.01      5.90
  Greater than 3 years                                    105,097     3.37      5.69           120,853      4.27      5.78
                                                      -----------  -------                 -----------    ------
    Total certificates of deposits                      1,658,328    53.11      5.45         1,545,972     54.57      5.63
                                                      -----------  -------                 -----------
   Total deposits                                    $  3,122,738   100.00%     3.86%     $  2,833,283    100.00%     4.08%
                                                      ===========  =======      ====       ===========    ======      ====

                                                      ----------------------------------
                                                                December 31, 1999
                                                      ----------------------------------
                                                                    Percent    Weighted
                                                                      of        Average
                                                        Average      Total      Nominal
                                                        Balance     Deposits      Rate
                                                      ----------    --------    -------

Commercial checking accounts                         $    50,252       1.89%       -  %
Non-interest bearing checking                             62,508       2.34        -
Interest bearing NOW accounts                            210,525       7.90       1.28
Money market accounts                                    158,991       5.96       3.40
Passbook accounts                                        737,322      27.65       2.48
                                                      ----------    -------
  Total checking, money market and
    passbook accounts                                  1,219,598      45.74       1.98
                                                      ----------    -------

Certificate accounts with original maturities of:
  6 months or less                                       343,199      12.87       4.47
  7 to 12 months                                         435,454      16.33       4.84
  Greater than 1 to 3 years                              511,750      19.19       5.40
  Greater than 3 years                                   156,491       5.87       5.95
                                                      ----------    -------
    Total certificates of deposits                     1,446,894      54.26       5.07
                                                      ----------    -------
   Total deposits                                    $ 2,666,492     100.00%      3.74%
                                                      ==========    =======       ====

     The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at December 31, 2001, 2000, and 1999, and the periods to maturity of the certificate accounts outstanding at December 31, 2001:

                                                                        Period to Maturity December 31, 2001
                                        December 31,               ----------------------------------------------
                            ----------------------------------     Within        1 to 3      Over
                               2001         2000        1999       One Year       Years     3 Years      Total
                            ----------   ---------   ---------     ---------     -------     ------     ---------
                                                              (In thousands)
Certificate accounts:
     Less than 5.00%       $ 1,008,672      71,102     525,916       818,500     178,726     11,446     1,008,672
     5.00% to 5.99%            225,792     693,431     774,505       166,039      45,812     13,941       225,792
     6.00% to 6.99%            437,890     806,635     130,976       363,928      55,982     17,980       437,890
     7.00% and greater          44,024      43,664      37,945        21,677      22,026        321        44,024
                            ----------   ---------   ---------     ---------     -------     ------     ---------
      Total                $ 1,716,378   1,614,832   1,469,342     1,370,144     302,546     43,688     1,716,378
                            ==========   =========   =========     =========     =======     ======     =========

     At December 31, 2001, the Bank had outstanding $319.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

           Period to Maturity                                  Amount
           ------------------                              --------------
                                                           (In thousands)

         Three months or less                                $  101,083
         Over three through six months                           65,132
         Over six through 12 months                              90,154
         Over 12 months                                          62,690
                                                               --------
             Total                                           $  319,059
                                                               ========

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from FHLB of Chicago, and reverse repurchase agreements, when they are a less costly source of funds or can be reinvested at a positive rate of return.

    Federal Home Loan Bank of Chicago Advances. The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by secured borrowings from any other source. At December 31, 2001, the Bank's FHLB of Chicago advances totaled $1.4 billion, representing 25.1% of total assets, compared to $1.7 billion, or 32.6% of total assets at December 31, 2000.

     Included in FHLB of Chicago advances at December 31, 2001 are $560.0 million of fixed-rate advances with original scheduled maturities of 4 to 10 years, callable at the discretion of the FHLB of Chicago as follows: $190.0 million at 5.41% in 2002, $240.0 million at 5.87% in 2003, $80.0 million at 5.35% in 2004 and $50.0 million at 5.56% in 2005. The average term to maturity on these advances is 5.8 years, while the average term to call is 1.5 years. At inception, the Bank receives a lower cost of borrowing on such advances than on similar termed non-callable advances, in return for granting the FHLB of Chicago the right to call the advances prior to their final maturity. If called, the FHLB of Chicago will provide replacement funding at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions.

     Unsecured Term Bank Loan and Line of Credit. Since 1995, the Company has maintained an unsecured bank term loan and line of credit facility for funding of a prior acquisition. During the current year, with the acquisition of Mid Town for $69.0 million, of which 80% was paid in cash, the Company repaid the remaining $29.4 million on its unsecured term bank loan, and borrowed $55.0 million under a new unsecured term bank loan agreement. The loan provides for an interest rate of one, two, three, six or twelve-month LIBOR, at the option of the borrower, plus 110 basis points, payable at the end of the repricing period. At December 31, 2001, the interest rate is currently three month LIBOR plus 110 basis points. The remaining principal amount outstanding at December 31, 2001 was $55.0 million. The loan requires increasing annual principal payments with $11.0 million due at the final maturity of the loan on December 31, 2008. Prepayments of principal are allowed without penalty at the end of any repricing period.

     In conjunction with the unsecured term bank loan, the Company now maintains a $40.0 million one-year unsecured revolving line of credit that matures annually on November 30. Prior to the acquisition of Mid Town, the Company maintained a $35.0 million unsecured line of credit. The loan provides for an interest rate of one, two, three, six or twelve-month LIBOR at the option of the borrower plus 100 basis points and payable at the end of the repricing period. At December 31, 2001, the interest rate is currently three-month LIBOR plus 100 basis points. At December 31, 2001, $10.0 million is outstanding on the line of credit.

     The credit agreement contains covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAFD for any purpose. At December 31, 2001, the Company was in compliance with these covenants.

     A summary of the Company's borrowed funds at December 31, 2001 and 2000 is as follows:

                                                            December 31, 2001                December 31, 2000
                                              ----------------------------------------    ----------------------
                                                                 Weighted                 Weighted
                                               Interest Rate      Average                  Average
                                                   Range           Rate        Amount       Rate         Amount
                                              ---------------   --------   -----------    --------     ---------
                                                                       (Dollars in thousands)
Fixed-rate advances from FHLB due:
   Within 1 year                               5.99% - 7.40%      6.46%     $  280,000      6.37%     $  365,000
   1 to 2 years                                4.87  - 6.78       6.08         135,500      6.43         305,000
   2 to 3 years                                4.81  - 7.22       6.30         260,000      6.35          55,500
   3 to 4 years                                4.70  - 7.20       6.01         205,000      6.61         205,000
   4 to 5 years                                5.37  - 6.82       6.16          55,000      6.16         195,000
   5 to 6 years                                 -    -  -          -                -       6.82          30,000
   6 to 7 years                                4.81  - 5.86       5.28         310,000       -                 -
   7 to 8 years                                5.61  - 5.86       5.73          50,000      5.26         285,000
   Greater than 8 years                        5.42  - 5.42       5.42          30,000      5.62          80,000
                                              -------------                  ---------                 ---------
      Total fixed rate advances                4.70  - 7.40       5.98       1,325,500      6.15       1,520,500
Adjustable-rate advances from FHLB due:
   Within 1 year                               1.93  - 2.32       2.11          80,000      6.81         100,000
   1 to 2 years                                 -    -  -          -                 -      6.87          25,000
   Greater than 2 years                         -    -  -          -                 -      6.58          50,000
                                              -------------                  ---------                 ---------
      Total adjustable rate advances           1.93  - 2.32       2.11          80,000      6.75         175,000
                                              -------------                  ---------                 ---------
      Total advances from FHLB                 1.93% - 7.40%      5.76       1,405,500      6.21       1,695,500
                                              =============                  =========                 =========

Unsecured term bank loan                                          3.16          55,000      7.72          29,400
Unsecured line of credit                                          3.06          10,000      7.71           4,000
                                                                             ---------                 ---------
    Total borrowed funds                                          5.64%     $1,470,500      6.24%     $1,728,900
                                                                  ====       =========      ====       =========

Subsidiary Activities

     MAF Developments. The Company engages in the business of purchasing unimproved land for development into residential subdivisions of single-family lots primarily through MAFD, a wholly-owned subsidiary of the Company. The Company has been engaged in this activity since 1974, and since that time has developed and sold over 5,900 lots in 24 different subdivisions primarily in the western suburbs of Chicago. The subsidiary acts as sole principal or as a joint venture partner in their developments. The subsidiary historically has provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project, generally 50-60%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions. In addition, MAFD may from time to time invest in residential real estate projects, typically structured as limited partnership investments, managed by unaffiliated parties.

     OTS regulations impose restrictions on the Bank's participation in real estate development activities. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements." In 1993, the Company formed a wholly-owned subsidiary, MAFD, to continue its land development activities. As a subsidiary of the Company, the activities of MAFD are not restricted by OTS regulations as they are for the Bank.

     NW Financial, a wholly-owned subsidiary of the Bank, developed unimproved land into residential subdivisions, as well constructed single-family homesites on the improved lots. Its final project also included commercial land for development. During 2001, NW Financial sold the final commercial parcels in this project. Currently, the Company plans to conduct its future real estate development activity solely through MAFD.

     The following is a summary as of December 31, 2001, of the residential real estate projects MAFD currently has an interest in:

                                                                                        Lots
                                       Date                 Number       Number     Available For
                                       Land        Total     Lots       Sold but      or Sale      Investment
Description of Project               Acquired      Lots      Sold      Not Closed       Sold         Balance
----------------------               --------      ----      ----      ----------       ----         -------
                                                          (Dollars in thousands)
Tallgrass of Naperville             11/96-8/01     951        783           78            90        $  8,498
951 residential lots; 19.3 acres
for townhomes; 12.8 acres
for commercial
Shenandoah                                6/00     326          -            -           326           4,495
Proposed 326 residential lots
                                                                                                      ------
                                                                                                    $ 12,993
                                                                                                      ======

     During the years ended December 31, 2001, 2000, and 1999, Bank real estate subsidiaries paid aggregate dividends of $-0-, $3.8 million, and $9.0 million, respectively, to the Bank. The remaining investment at December 31, 2001 is a deduction for the Bank in computing its regulatory capital requirements, currently $2.1 million. This deduction was $2.4 million at December 31, 2000.

     The following is a description of the projects currently under development:

     Tallgrass of Naperville. MAFD with a venture partner who shares in 40% of the profits, has invested in 447 acres in three separate parcels from 1996 to 2001 for the development of 951 residential lots in Naperville, Illinois. The project also has 19.3 acres available for townhomes, as well as 12.8 acres of commercially-zoned land which are expected to be sold in bulk sales to developers. As of December 31, 2001, the Company's investment was $8.5 million. Currently, the Company estimates an additional $9.5 million of disbursements will be made to complete this project. Such amounts are not recorded in the consolidated financial statements.

     Shenandoah. MAFD purchased land for a planned development of approximately 326 single-family lots in Plainfield, Illinois in June 2000 for $4.4 million. There is no venture partner in this property. Development is expected to begin in mid 2002, with lot sales commencing in late 2002 or early 2003. Currently, the Company estimates an additional $12.8 million of disbursements will be made to complete this project. Such amounts are not recorded in the consolidated financial statements.

     The following is a description of the project completed in 2001:

     Woodbridge. Woodbridge consists of 341 acres of land in Elgin, Illinois. The project was developed through NW Financial, with a developer who shares in 50% of the project's profits. The project includes 232 acres for the construction of 531 single-family homes, which is complete, and 48 acres of commercial-zoned property. In December 2001, the remaining commercial lot was sold at a pretax profit of $501,000.

     The following is a description of a planned development project subject to purchase contracts:

     At December 31, 2001, MAFD has entered into multiple real estate purchase contracts related to the acquisition of approximately 780 acres of vacant land in a far western suburb of Chicago. The aggregate purchase price of these contracts is $28.4 million. The contracts contain various contingencies regarding soil tests, environmental testing, zoning etc., and provide for the takedown of the land in staggered closings over a four-year period. The proposed development is in its early planning stages and may entail the acquisition of additional land in the future. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission to develop this project with a joint venture partner. Assuming the Company proceeds with this project, based on the existing purchase contracts, current estimated total developments costs (including land acquisition) are approximately $68 million. The project will include single-family residential lots, multi family and commercial parcels along with various other amenities and be developed in units over an eight-year period.

     Mid America Insurance Agency. Mid America Insurance Agency, Inc. ("Mid America Insurance") is an indirect wholly owned subsidiary of the Bank that provides insurance brokerage services, including personal and commercial insurance products, to the Bank's customers. For the years ended December 31, 2001, 2000 and 1999, Mid America Insurance generated pre-tax income of $64,000, $113,000, and $75,000, respectively.

     Mid America Investments. The Bank, through Mid America Investments, is a subscriber to INVEST, a registered broker-dealer that provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently 15 investment executives are employed and operate from certain Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between INVEST and the Bank. For the years ended December 31, 2001, 2000 and 1999, pre-tax income from INVEST operations was $374,000, $448,000 and $836,000, respectively.

     Mid America Re., Inc. The Bank, through Mid America Investments, formed Mid America Re., Inc. ("Mid America Re"), as a wholly-owned mortgage reinsurance subsidiary to share in a portion of the insurance premiums earned by various private mortgage insurance companies on loans originated by the Bank, in return for assuming a second-tier layer of risk of loss on insured portions of these loans. The Bank generally requires a borrower to obtain private mortgage insurance to cover excess principal amounts if the loan principal exceeds certain loan-to-value ratios, typically 80%. At December 31, 2001, the Bank had second-tier mortgage insurance risk of $2.6 million. For the year ended December 31, 2001, pre-tax income from Mid America Re was diminimus due to expensed start-up costs. Based on the limited losses historically incurred by the Bank on mortgage loans with mortgage insurance, as well as the expected amount of loans to be added in 2002, the Company expects pre-tax income from Mid America Re to increase to approximately $600,000 in 2002.

     MAF Realty Co. L.L.C. - IV. The Bank formed MAF Realty Co. L.L.C. - IV ("Realty IV") as a real estate investment trust in July 1999 as the result of proactive tax planning. Realty IV was capitalized through the contribution of participation interests in mortgage loans owned by the Bank. The primary assets of Realty IV as of December 31, 2001 consist of the remaining balances of these participation interests. The common membership interests and 89% of the preferred membership interests in Realty IV are owned by MAF Realty Co. L.L.C. - III, which was formed in July 1999 as a holding company for Realty IV. The remaining 11% preferred membership interests, valued at approximately $110,000, were distributed equally in 2000 to 110 individuals who are directors, employees or former employees of the Company and its subsidiaries. All of the assets of Realty IV are included in loans and accrued interest receivable on the Company's consolidated balance sheet, and the value attributable to the minority interest is included in other liabilities. The distribution of the preferred interests and the dividends paid to the minority interest holders are included in the Company's income statement. These amounts totaled $8,800 in 2001 and $118,800 in 2000.

     Mid Town Development Corporation. The Company acquired Mid Town Development Corporation in conjunction with the acquisition of Mid Town. The subsidiary's activities were primarily providing mezzanine financing for real estate investments, primarily for existing Bank customers. Loan balances acquired totaled $1.6 million. The Company does not intend to pursue additional mezzanine financing arrangements in the future.

     Equitable Finance Corporation. The Company acquired Equitable Finance Corporation in conjunction with the acquisition of Mid Town. The subsidiary's activities were making various types of "sub-prime" loans, generally short-term unsecured personal loans. Loan balances acquired were $1.3 million. The Company does not intend to pursue additional loans in this line of business in the future.

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

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $2.1 million investment in NW Financial at December 31, 2001, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements. The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.

     At December 31, 2001 and 2000, the Bank was in compliance with the current capital requirements as follows:

                                                             December 31, 2001               December 31, 2000
                                                         ------------------------        ------------------------
                                                                       Percent of                      Percent of
                                                           Amount        Assets             Amount       Assets
                                                         ----------     --------         -----------    ---------
                                                                           (Dollars in thousands)

Stockholder's equity of the Bank                        $   462,707       8.32%         $   394,474        7.63%
                                                          =========     ======              =======      ======

Tangible capital                                        $   350,825       6.44%         $   321,931        6.32%
Tangible capital requirement                                 81,686       1.50               76,408        1.50
                                                          ---------     ------              -------        ----
Excess                                                  $   269,139       4.94%         $   245,523        4.82%
                                                          =========     ======              =======        ====

Core capital                                            $   350,825       6.44%         $   321,931        6.32%
Core capital requirement                                    163,372       3.00              152,816        3.00
                                                          ---------     ------              -------        ----
Excess                                                  $   187,453       3.44%         $   169,115        3.32%
                                                          =========     ======              =======        ====

Core and supplementary capital                          $   364,365      11.31%         $   336,801       11.98%
Risk-based capital requirement                              257,691       8.00              224,878        8.00
                                                          ---------     ------              -------        ----
Excess                                                  $   106,674       3.31%         $   111,923        3.98%
                                                          =========     ======              =======        ====

Total Bank assets                                       $ 5,559,787                     $ 5,168,163
Adjusted total Bank assets                                5,445,742                       5,093,883
Total risk-weighted assets                                3,335,188                       2,885,260
Adjusted total risk-weighted assets                       3,221,143                       2,810,981

     The following table reflects the Bank's regulatory capital as of December 31, 2001 as it relates to these three capital requirements:

                                                                                                      Risk-
                                                                     Tangible         Core            Based
                                                                    ---------      ------------     ---------
                                                                                  (In thousands)

Stockholder's equity of the Bank                                  $   462,707        462,707         462,707
Goodwill and core deposit intangibles                                (105,670)      (105,670)       (105,670)
Non-permissible subsidiary deduction                                   (2,055)        (2,055)         (2,055)
Non-includible purchased mortgage servicing rights                     (1,052)        (1,052)         (1,052)
Regulatory capital adjustment for available for sale securities        (3,105)        (3,105)         (3,105)
Recourse on loan sales                                                      -              -          (5,901)
General allowance for loan losses                                           -              -          19,441
                                                                    ---------      ---------         -------
   Regulatory capital                                             $   350,825        350,825         364,365
                                                                    =========      =========         =======

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

     The Deposit Insurance Funds Act of 1996 (the "Funds Act") imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. As of January 1, 2001, BIF and SAIF deposits were assessed for a FICO payment of 1.96 basis points.

     As a result of the Funds Act and the FDI Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997. The Bank's assessment rate for the year ended December 31, 2001 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

      Impact of the Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law. The GLB Act significantly reforms various aspects of the financial services business, including, but not limited to: (i) the establishment of a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies; (ii) subjecting banks to the same securities regulation as other providers of securities products; and (iii) prohibiting new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities.

     The provisions in the GLB Act permitting full affiliations between bank holding companies or banks and other financial companies do not increase the Company's authority to affiliate with securities firms, insurance companies or other financial companies. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the GLB Act. It is expected, however, that these provisions will benefit the Company's competitors.

     The prohibition on the ability of new unitary savings and loan holding companies to engage in nonfinancial activities or affiliating with nonfinancial entities generally applies only to savings and loan holding companies that were not, or had not submitted an application to become, savings and loan holding companies as of May 4, 1999. Since the Company was treated as a unitary savings and loan holding company prior to that date, the GLB Act will not prohibit the Company from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries. However, the GLB Act generally restricts any nonfinancial entity from acquiring the Company unless such nonfinancial entity was, or had submitted an application to become a savings and loan holding company as of May 4, 1999.

     The GLB Act imposed new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Final regulations have been passed regarding customer privacy under the GLB Act, however, compliance with such privacy regulations were voluntary until July, 2001.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2001, the Bank's limit on loans to one borrower was $55.0 million. At December 31, 2001, the Bank's largest aggregate outstanding balance of loans to any one borrower was $28.4 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained 91.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank were $755,000, $661,000, and $577,000 in 2001, 2000 and 1999 respectively.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 2001, the Bank was in compliance with this requirement, with an investment in FHLB of Chicago stock of $132.1 million. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2001, 2000, and 1999, dividends from the FHLB of Chicago to the Bank amounted to $6.7 million, $6.1 million, and $3.9 million, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is currently $1,239,000 plus 10% (subject to adjustment by the Federal

Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million, as the first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are listed below.

       Name                   Age                        Position(s) Held
       ----                   ---                        ----------------

Allen H. Koranda              55             Chairman  of the Board and Chief
                                             Executive  Officer of the Company
                                             and the Bank
Kenneth Koranda               52             President and Director of the
                                             Company and the Bank
David C. Burba                54             Executive Vice President and
                                             Director of the Company and the
                                             Bank
Jerry A. Weberling            50             Executive Vice President, Chief
                                             Financial Officer and Director of
                                             the Company and the Bank
Gerard J. Buccino             40             Senior Vice President of the
                                             Company and the Bank
William Haider                50             Senior Vice President of the
                                             Company and the Bank;
                                             President of NW Financial and MAFD
Michael J. Janssen            42             Senior Vice President of the
                                             Company and the Bank
David W. Kohlsaat             47             Senior Vice President of the
                                             Company and the Bank
Thomas Miers                  50             Senior Vice President of the
                                             Company and the Bank
Kenneth Rusdal                60             Senior Vice President of the
                                             Company and the Bank
Sharon Wheeler                49             Senior Vice President of the
                                             Company and the Bank
Christine Roberg              50             First Vice  President and
                                             Controller of the Company and
                                             the Bank

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

     William Haider has been Senior Vice President of the Company and the Bank since July 1996. Prior to that he was Vice President of the Company since April 1993. He joined the Bank in 1984. He is President of MAFD and NW Financial, managing the real estate development activities of the Company. Mr. Haider holds a Bachelor of Science degree from Southern Illinois University.

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

     Christine Roberg has been First Vice President and Controller of the Company and the Bank since July 2000. Prior to that time, she was Assistant Controller since July 1992. She joined the Bank in 1980. She is a certified public accountant. Ms. Roberg holds a Bachelor of Arts degree from Benedictine University and a Master of Business Administration degree from Northern Illinois University.

     EMPLOYEES

     The Bank employs a total of 1,241 full time equivalent employees as of December 31, 2001. Management considers its relationship with its employees to be excellent.

ITEM 2.   PROPERTIES

     The Company's business is conducted through 32 retail banking offices, including the Company's executive office location in Clarendon Hills, Illinois, and two loan processing and servicing centers located in Naperville, Illinois, which the Bank leases. The Bank has its own data processing equipment that consists primarily of mainframe hardware, network servers, personal computers and ATMs. At December 31, 2001, the data processing equipment has a net book value of $4.6 million.

     At December 31, 2001, the Bank owns the buildings and land for 21 of its bank branch offices and owned the buildings but leased the land for two of its bank branch offices. The properties related to the bank branch offices owned by the Bank had a depreciated cost of approximately $29.0 million at December 31, 2001. The Bank leases the remaining nine bank branch offices, all of which are well maintained. At December 31, 2001, the aggregate net book value of leasehold improvements associated with leased bank branch facilities was $7.2 million. See Note 10 in "Item 8. Financial Statement and Supplementary Data."

     The Bank, as the successor to Mid Town, leases a portion of a commercial and residential building consisting of approximately 30,789 square feet on a triple net lease basis. The term of the lease is set to expire on June 30, 2024. The property is beneficially-owned by a limited partnership in which the former Chief Executive Officer of Mid Town, who is a current director of the Bank has a limited partnership interest. The Company has incurred rental expense on this property of $29,800 since the acquisition date.

ITEM 3.    LEGAL PROCEEDINGS

     There are various actions pending against the Company or its subsidiaries in the normal course of business but in the opinion of management, these actions are unlikely, individually or in the aggregate, to have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders      None.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "MAFB." As of March 8, 2002, the Company had 1,874 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.

                                    December 31, 2001                                December 31, 2000
                         ----------------------------------------     -------------------------------------------
                          High       Low     Close      Dividend        High       Low       Close      Dividend
                         ------    ------   --------   ----------     --------   --------   --------   ----------
First Quarter          $  29.00     24.81    27.38         .10          21.00     15.50      16.19        .09
Second Quarter            31.25     25.69    30.70         .12          19.94     15.50      18.19        .10
Third Quarter             32.73     24.30    28.66         .12          25.00     17.88      24.88        .10
Fourth Quarter            30.25     26.10    29.50         .12          30.00     20.50      28.44        .10

     The Company declared $0.46 per share in dividends during the year ended December 31, 2001, and $0.39 per share in dividends for the year ended December 31, 2000. The Company's ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various regulatory restrictions. See "Item 1. Business - Regulation and Supervision - Federal Savings Institution Regulation - Limitation on Capital Distributions."

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."

                                                                          December 31,
                                            -----------------------------------------------------------------------
                                               2001           2000            1999           1998           1997
                                            ---------       ---------      ---------      ---------      ----------
                                                          (Dollars in thousands, except per share data)

Selected Financial Data:

   Total assets                           $ 5,595,039       5,195,588      4,658,065      4,121,087       3,457,664
   Loans receivable, net                    4,447,575       4,328,114      3,884,569      3,319,076       2,707,127
   Mortgage-backed securities                 142,158         104,385        133,954        183,603         283,008
   Interest-bearing deposits                   29,367          53,392         51,306         24,564          57,197
   Federal funds sold                         112,765         139,268         35,013         79,140          50,000
   Investment securities                      487,542         271,902        281,129        260,945         177,803
   Real estate held for development
      or sale                                  12,993          12,718         15,889         25,134          31,197
   Deposits                                 3,557,997       2,974,213      2,699,242      2,656,872       2,337,013
   Borrowed funds                           1,470,500       1,728,900      1,526,363      1,034,500         770,013
   Subordinated capital notes, net                  -               -              -              -          26,779
   Stockholders' equity                       435,873         387,729        352,921        344,996         263,411
   Book value per share                         18.97           16.78          14.76          13.81           11.70
   Tangible book value per share/1/             14.37           13.80          12.20          11.32           10.31

                                                                     Year Ended December 31,
                                            -----------------------------------------------------------------------
                                               2001           2000            1999           1998           1997
                                            ---------       ---------      ---------      ---------      ----------
                                                           (Dollars in thousands, except per share data)
Selected Operating Data:
Interest income                           $   345,736         343,103        285,092        247,263         238,987
Interest expense                              214,489         217,173        168,401        150,575         145,216
                                            ---------       ---------      ---------      ---------       ---------
   Net interest income                        131,247         125,930        116,691         96,688          93,771
Provision for loan losses                           -           1,500          1,100            800           1,150
                                            ---------       ---------      ---------      ---------       ---------
   Net interest income after provision
    for loan losses                           131,247         124,430        115,591         95,888          92,621
Non-interest income:
   Gain on sale of loans receivable
    and mortgage-backed securities              8,689             408          2,583          3,204             432
   Gain on sale of investment securities          879             256          1,776            816             404
   Gain on sale of loan servicing rights            -           4,442              -              -               -
   Income from real estate operations          11,484           9,536          9,630          4,517           6,876
   Deposit account service charges             16,535          12,715         10,200          8,626           7,217
   Loan servicing fee income (expense)           (371)          1,686          1,761          1,400           2,278
   Valuation (allowance) recovery of mortgage
    servicing rights                             (904)              -            900         (1,269)              -
   Other                                       10,806           8,400          7,994          8,256           5,438
                                            ---------       ---------      ---------      ---------       ---------
    Total non-interest income                  47,118          37,443         34,844         25,550          22,645
Non-interest expense:
   Compensation and benefits                   48,221          41,197         37,845         34,494          30,472
   Office occupancy and equipment               9,011           8,124          7,274          6,645           6,203
   Advertising and promotion                    4,355           3,569          3,149          2,281           2,737
   Amortization of intangible assets            4,578           4,475          3,884          2,411           2,637
   Other                                       17,259          15,638         15,528         13,112          12,562
                                            ---------       ---------      ---------      ---------       ---------
    Total non-interest expense                 83,424          73,003         67,680         58,943          54,611
                                            ---------       ---------      ---------      ---------       ---------
    Income before income taxes
      and extraordinary item                   94,941          88,870         82,755         62,495          60,655
Income taxes                                   35,466          32,311         31,210         23,793          22,707
                                            ---------       ---------      ---------      ---------       ---------
    Income before extraordinary item           59,475          56,559         51,545         38,702          37,948
Extraordinary item/2/                               -               -              -           (456)              -
                                            ---------       ---------      ---------      ---------       ---------
    Net income                            $    59,475          56,559         51,545         38,246          37,948
                                            =========       =========      =========      =========       =========
Basic earnings per share                  $      2.62            2.43           2.13           1.70            1.64
                                            =========       =========      =========      =========       =========
Diluted earnings per share                $      2.56            2.40           2.07           1.65            1.59
                                            =========       =========      =========      =========       =========

                                                                     Year Ended December 31,
                                             ----------------------------------------------------------------------
                                               2001            2000           1999           1998           1997
                                             -------        ---------      ---------      ----------     ----------
                                                          (Dollars in thousands, except per share data)
Selected Financial Ratios and
   Other Data:
Return on average assets                        1.14%          1.14%           1.20%          1.07%          1.14%
Return on average equity                       14.82          15.57           14.98          13.87          14.69
Average stockholders' equity
  to average assets                             7.70           7.34            8.03           7.73           7.79
Stockholders' equity to total assets            7.79           7.46            7.58           8.37           7.62
Tangible and core capital to
  total assets (Bank only)                      6.44           6.32            6.32           6.67           6.88
Risk-based capital ratio (Bank only)           11.31          11.98           12.32          13.42          14.34
Interest rate spread during period              2.22           2.30            2.52           2.47           2.62
Net yield on average interest-earning assets    2.64           2.68            2.88           2.85           2.98
Average interest-earning assets to average
  interest-bearing liabilities                109.62         108.10          108.56         108.62         107.99
Non-interest expense to average assets          1.60           1.48            1.58           1.65           1.65
Non-interest expense to average assets
  and average loans serviced for others         1.33           1.22            1.25           1.28           1.26
Efficiency ratio                               47.00          44.56           45.19          48.54          47.07
Ratio of earnings to fixed charges:
  Including interest on deposits                1.44x          1.41x           1.48x          1.41x          1.41x
  Excluding interest on deposits                2.00x          1.86x           2.18x          2.11x          2.26x
Non-performing loans to total loans              .45%           .39             .40            .43            .39
Non-performing assets to total assets            .37            .36             .50            .54            .32
Cumulative one-year gap                        (3.57)         (5.18)         (11.47)         (4.23)          (.80)
Number of deposit accounts                   377,015        339,340         314,396        305,411         275,055
Mortgage loans serviced for others       $ 1,401,607        785,350       1,226,874      1,065,126         997,204
Loan originations and purchases            2,827,594      1,484,220       1,711,337      1,754,009       1,091,824
Retail banking offices                            32             27              25             24              22

Stock Price and Dividend Information:
High                                     $     32.73          30.00            27.50          29.25          24.46
Low                                            24.30          15.50            18.88          18.75          14.78
Close                                          29.50          28.44            20.94          26.50          23.58

Cash dividends declared per share                .46            .39              .34            .257           .18
Dividend payout ratio                          17.56%         16.05%           15.96%         15.12%         10.98%

----------------------------------
/1/ In computing tangible book value per share, the Company excludes goodwill and core deposit intangible assets from stockholders' equity.
/2/ The extraordinary item in the year ended December 31, 1998 represent charges for the early extinguishment of debt, net of tax benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW AND OUTLOOK

     The Company attained record earnings of $2.56 per diluted share in 2001 despite volatile interest rates, an economic slowdown, and the attacks on the U.S. in September 2001. The Federal Reserve Board cut the federal funds rate a record 11 times during 2001, leading to some of the lowest short-term interest rates in decades, and dramatically changing the slope of the Treasury yield curve. The Company remained focused on its core businesses in 2001, namely attracting deposits, originating mortgage loans, and enhancing its earnings stream with increased fee income. Highlights for 2001 are as follows.

     . The Company completed its acquisition of Mid Town in November 2001. Mid Town, with $307 million in assets, and $270 in deposits added 4 branches within the city of Chicago limits, complementing locations from previous acquisitions, as well as allowing the Bank to enter lakefront markets on Chicago's north side.

     . The Bank originated a record $2.8 billion in mortgage loans in response to a dramatic increase in refinance activity due to a decline in long-term interest rates in the second half of the year. The long-term rates initially fell due to the slowing U.S. economy and continued to fall after the attacks on the U.S. in September 2001.

     . The record loan production was nearly 70% fixed-rate, or $1.7 billion, which led to the Bank selling a record $1.02 billion of mortgage loans into the secondary market as part of its long-term strategy of managing its interest-rate risk by selling long-term fixed rate mortgages. Sales netted a profit of $8.7 million in 2001, compared to $1.1 million in 2000.

     . Through a 21.8% increase in the number of checking accounts, the Bank increased fee income by 30.0% to $16.5 million in 2001.

     . Despite a slowing U.S. economy, the housing market remained relatively firm during 2001, and the Company's land development operations posted record earnings of $11.5 million in 2001, primarily from income from the Company's Tallgrass of Naperville residential project.

     Given the current state of the U.S. economy, and expected economic recovery in the second half of 2002, and assuming the current interest rate environment continues, the Company expects modest increases in loans receivable and improved net interest margin over the balance of the year. Based on this, coupled with expected continued strong results from its real estate development operations, and giving effect to full cost-savings benefits relating to Mid Town for the remainder of the year, the Company is currently projecting results for 2002 in the range of $3.00-$3.05 per diluted share.

ACQUISITIONS AND EXPANSION ACTIVITY

     The Company's acquisitions and branch purchases during the past three years are listed as follows:

                                                                                                     Intangibles
    Selling Entity              Transaction         Date Completed       Deposits       Loans          Recorded
------------------------    -----------------     -----------------      --------     ---------     ---------------
                                                                                   (In thousands)

Mid Town Bancorp              Acquisition          November 2001       $   270,318      210,020         41,384
M&I Bank, FSB                 Branch purchases     April 2000               89,800        5,292         12,139
Northern Trust Company        Branch purchase      September 1999           22,200          399           3,057
                                                                          ========      =======      ==========

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, and are more fully described in Note 1 of the consolidated financial statements found in "Item 8. Financial Statements and Supplementary Data." The preparation of these consolidated financial statements require that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. These estimates are based on historical experience, terms of existing contracts, market trends, and other information available to management. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

     Allowance for loan losses. The allowance for loan losses is established through a provision for loan losses that reduces net interest income to provide a reserve against estimated losses in the Bank's loans receivable portfolio. The allowance for loan losses reflects management's estimate of the reserves needed to cover probable losses inherent in the Bank's loan portfolio. In determining an adequate level of loss reserves, management periodically evaluates the adequacy of the allowance based on the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

     Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank's estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. These estimates are impacted by loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance, as it did for $904,000 in 2001. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if estimates increase the fair value of mortgage servicing rights.

     Real estate held for development. Profits from lot sales in the Company's real estate developments are based on cash received less the cost of sales per lot that usually includes an estimate of future costs to be incurred. This is especially true at the outset of a project, where few actual costs have been incurred. The estimate of total project costs is reviewed on a quarterly basis by project management. Estimates are subject to change for various reasons, including the length of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, as well as the general level of inflation. Changes in future estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations.

NET INCOME

     Net income for the Company was $59.5 million, or $2.56 per diluted share ($2.62 per basic share) for the year ended December 31, 2001, an increase of 6.7% over the prior year's net income of $56.6 million, or $2.40 per diluted share ($2.43 per basic share) and $51.5 million, or $2.07 per diluted share ($2.13 per basic share) for the year ended December 31, 1999. Earnings for 2000 include a $4.4 million pre-tax gain, or $.11 per diluted share, related to the bulk sale of mortgage servicing rights. Excluding this gain, diluted earnings per share for 2001 grew 12% over 2000.

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

     Generally, the Bank is able to increase net interest income at a faster pace when the spread between short-term and long-term interest rates is positive, due to funding costs being more directly tied to shorter-term rates, while loans are tied to intermediate to longer-term rates. During 2001, the U.S. Treasury yield curve went through a dramatic change from 2000 in both the general level of interest rates and the spread between short term and long-term interest rates. In 2000, the Bank operated in an interest rate environment that had shrinking to negative spreads between short and long-term interest rates, which put pressure on its cost of funds, and narrowed spreads on ARM loans. By the end of 2000, the U.S. Treasury yield curve was inverted between the 6-month Treasury bill and 10-year Treasury Note by 68 basis points. Beginning in early 2001, with the slowing of the U.S. economy, the Federal Reserve Board began aggressively lowering its target federal funds rate in an effort to stimulate the economy. These cuts were exacerbated by the attacks on the U.S. in September 2001. By the end of 2001, the slope in the U.S. Treasury yield curve between the 6-month Treasury bill and 10-year Treasury Note was 327 basis points. The impact on the Bank's net interest income in 2001 was a combination of a decrease in the cost of core deposits, such as passbooks, money markets, and NOW accounts, the downward repricing of maturing certificates of deposits, the downward repricing of ARM loans, as well as shift in loan origination activity towards long-term fixed rate mortgages. Loan prepayments and sales soared with the drop in mortgage rates, and slowed the growth of the bank's loan portfolio. However, the deposit inflows, coupled with the slower loan growth, allowed the Bank to reduce its reliance on higher cost advances from the FHLB of Chicago. The overall impact of these effects was a relatively flat net interest margin for 2001, when compared to 2000.

AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 2001 includes fees which are considered adjustments to yield.

                                                                                      Year Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                            2001                               2000
                                            ------------------------------------------------------------------------------------
                                                                     Average                              Average
                                                                      Yield/                               Yield/
                                             Balance     Interest      Cost       Balance      Interest      Cost       Balance
                                            ---------    --------      -----     ---------     --------    -------  -----------
                                                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                          $ 4,319,795     307,780      7.12%   $ 4,164,443     304,349      7.31%   $ 3,565,375
Mortgage-backed securities                    123,616       7,229      5.85        118,200       7,957      6.73        151,119
Investment securities /1/                     377,164      22,960      6.09        274,021      19,782      7.22        265,011
Interest-bearing deposits                      39,139       1,914      4.89         33,212       2,459      7.40         27,969
Federal funds sold                            115,564       6,133      5.31        115,857       8,704      7.51         51,860
                                            ---------    --------                ---------     --------             -----------
  Total interest-earning assets             4,975,278     346,016      6.95      4,705,733     343,251      7.29      4,061,334
Non-interest earning assets                   239,197                              242,499                              222,357
                                            ---------                            ---------                          ------------
  Total assets                            $ 5,214,475                          $ 4,948,232                          $ 4,283,691
                                            =========                            =========                            =========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                    2,958,748     120,664      4.09      2,701,476     115,509      4.26      2,553,732
Borrowed funds                              1,580,106      93,825      5.94      1,651,852     101,664      6.15      1,187,262
                                            ---------    --------                ---------     --------             -----------
Total interest-bearing liabilities          4,538,854     214,489      4.73      4,353,328     217,173      4.98      3,740,994
Non-interest bearing deposits                 163,990                              131,807                              112,760
Other liabilities                             110,333                               99,886                               85,831
                                            ---------                            ---------                          -----------
Total liabilities                           4,813,177                            4,585,021                            3,939,585
Stockholders' equity                          401,298                              363,211                              344,106
                                            ---------                            ---------                          -----------
Liabilities and stockholders' equity      $ 5,214,475                          $ 4,948,232                          $ 4,283,691
                                            =========                            =========                            =========

Net interest income/interest rate spread                $ 131,527      2.22%                 $ 126,078      2.30%
                                                          -------      ----                    -------      ----

Net earning assets/net yield on average
  interest-earning assets                  $  436,424                  2.64%   $   352,405                  2.68%   $   320,340
                                              -------                  ----        -------                  ----        -------

Ratio of interest-earning assets to
  interest-bearing liabilities                             109.62%                              108.10%                  108.56%
                                                           ======                               ======                   ======

                                                                          At December 31,
                                                --------------------------------------------
                                                   1999                       2001
                                                --------------------------------------------
                                                              Average
                                                              Yield/                 Yield/
                                                  Interest      Cost      Balance     Cost
                                                 ----------   --------  -----------  -------

Assets:
Interest-earning assets:
Loans receivable                                   253,499      7.11%   $ 4,467,182    6.93%
Mortgage-backed securities                           9,433      6.24        142,158    5.64
Investment securities ((1))                         16,551      6.25        487,542    4.94
Interest-bearing deposits                            1,961      7.01         29,367    2.06
Federal funds sold                                   3,796      7.32        112,765    1.68
                                                 ---------              -----------
  Total interest-earning assets                    285,240      7.02      5,239,014    6.57
Non-interest earning assets                                                 356,025
                                                                        -----------
  Total assets                                                          $ 5,595,039

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                            99,665      3.90      3,308,717    3.26%
Borrowed funds                                      68,736      5.79      1,470,500    5.63
                                                 ---------              -----------
Total interest-bearing liabilities                 168,401      4.50      4,779,217    3.99
Non-interest bearing deposits                                               249,280
Other liabilities                                                           130,669
                                                                        -----------
Total liabilities                                                         5,159,166
Stockholders' equity                                                        435,873
                                                                        -----------
Liabilities and stockholders' equity                                    $ 5,595,039
                                                                        -----------

Net interest income/interest rate spread         $ 116,839      2.52%                  2.58%
                                                   -------      ----
Net earning assets/net yield on average
  interest-earning assets                                       2.88%    $  459,797
                                                                ----        -------
Ratio of interest-earning assets to
  interest-bearing liabilities                                               109.62%
                                                                             ------

-------------------------------------
    /1/ Includes average balances of $106.9 million, $81.0 million and $57.7 million stock in Federal Home Loan Bank of Chicago for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Bank owned $132.1 million of FHLB stock. Income on a tax equivalent basis is computed assuming an effective tax rate of approximately 40%.

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

                                            Year Ended                         Year Ended
                                    December 31, 2001 vs. 2000         December 31, 2000 vs. 1999
                                  ----------------------------       ----------------------------
                                     Total     Change Due To            Total     Change Due To
                                            ------------------                 ------------------
                                    Change    Volume    Rate           Change    Volume     Rate
                                  --------  --------  --------       --------  --------   -------
                                                           (In thousands)
Interest-earning assets:
Loans receivable                   $ 3,431    11,183    (7,752)        50,850    43,613     7,237
Mortgage-backed securities            (728)      352    (1,080)        (1,476)   (2,173)      697
Investment securities                3,178     6,622    (3,444)         3,231       579     2,652
Interest-bearing deposits             (545)      388      (933)           498       384       114
Federal funds sold                  (2,571)      (22)   (2,549)         4,908     4,805       103
                                    ------    ------   -------         ------    ------    ------
Total interest income                2,765    18,523   (15,758)        58,011    47,208    10,803
                                    ------    ------   -------         ------    ------    ------
Interest-bearing liabilities:
Deposits                             5,155    10,204    (5,049)        15,844     5,974     9,870
Borrowed funds                      (7,839)   (4,330)   (3,509)        32,928    28,358     4,570
                                    ------    ------   -------         ------    ------    ------
Total interest expense              (2,684)    5,874    (8,558)        48,772    34,332    14,440
                                    ------    ------   -------         ------    ------    ------
Net change                         $ 5,449    12,649    (7,200)         9,239    12,876    (3,637)
                                    ======    ======    ======         ======    ======    ======

     Net interest income before the provision for loan losses was $131.2 million in 2001, $125.9 million in 2000 and $116.7 million in 1999. The net interest margin (net interest income divided by average interest-earning assets) for the same periods was 2.64%, 2.68%, and 2.88%, respectively.

     Interest income on loans receivable increased $3.4 million in 2001 to $307.8 million when compared to 2000. In 2001, the 19 basis point decline in the average yield on loans receivable was offset by a $155.4 million increase in the average balance of loans receivable. This growth rate in loans receivable was below the levels recorded in recent years, due to heavy refinance activity during the second half of 2001, as prepayments and sales of fixed-rate loans both increased dramatically. The decline in average yield was due in part to these same prepayments, as well as the downward repricing of ARM loans during the year. During 2000, loan income increased $50.9 million, to $304.3 million, as average balances increased $599.1 million, and the average yield on loans increased 20 basis points. Loan growth in 2000 was attributable to higher overall interest rates leading to more ARM loan originations that the Bank held in portfolio.

     Interest income from mortgage-backed securities decreased in 2001 to $7.2 million, from $8.0 million in 2000, and $9.4 million in 1999. The decline in mortgage-backed securities income is primarily due to the decline in the average yield, as many of the Bank's investments are in shorter-term, adjustable-rate securities, which repriced downward in 2001 due to sharply falling short-term interest rates. The Bank purchased $62.1 million in mortgage-backed securities in late 2001, to invest funds received from heavy prepayments and sales of fixed-rate originations. In previous years, when loan originations and lower prepayments allowed for growth in the Bank's loan portfolio, fewer funds were allocated to the purchase of mortgage-backed securities.

     Interest income from investment securities increased $3.0 million, or 15.5% in 2001 to $22.7 million, while increasing $3.2 million, or 19.7% in 2000 and $3.0, or 21.9% million in 1999. In 2001, the average balance of investments grew by $103.1 million in response to heavy loan prepayments and sales leading to higher available levels of cash. The Bank deployed this cash into investment securities such as corporate debt securities, Bank trust preferred securities, preferred stock, and asset-backed securities, as well as investment in the stock in the FHLB of Chicago. The average yield on investment securities declined 113 basis points during 2001. During 2000, the increase in income compared to 1999 was primarily due to increases in the investment in FHLB stock.

     Interest income from federal funds sold and interest-bearing deposits decreased $3.1 million in 2001 to $8.0 million, while increasing $5.4 million in 2000, from $5.8 million in 1999. The average balance of liquid investments were $154.7 million, $149.1 million and $79.8 million in 2001, 2000 and 1999, respectively. The decline in 2001 is primarily due to lower short-term interest rates as a result of decreases in the federal funds rate, while in 2000 the increase in income was predominately due to higher average balances of liquidity.

     Interest expense on deposits increased by $5.2 million to $120.7 million in 2001, due to an increase in average balances of $257.3 million, offset by a decrease in the average cost of deposits of 17 basis points. The Bank experienced strong deposit inflows during 2001, even in the wake of falling interest rates, as consumers looked for safer investments in response to a weak stock market, and the uncertainty of world events. The decline in the average cost of deposits was due to the maturing of higher coupon certificates of deposits, as well as a decrease in the rates paid on the Banks core deposits. In 2000, when interest rates were generally rising, the average cost of deposits rose 38 basis points, while average deposits grew $147.7 million to $2.70 billion, of which $89.8 million was attributable to branch acquisitions. Higher costs were generally attributable to certificates of deposits, as well as a new higher rate money market product offered. Interest expense on deposits grew $15.8 million to $115.5 million in 2000 compared to $99.7 million in 1999.

     Interest expense on borrowed funds decreased $7.8 million to $93.8 million in 2001, while increasing $32.9 million in 2000 to $101.7 million, compared to $68.7 million in 1999. Average borrowings decreased $71.7 million in 2001, while the average cost declined 21 basis points. The decline in average balance is due to slower loan growth, as well as deposit inflows, which both allowed the Bank to repay, instead of refinancing, certain maturing FHLB of Chicago advances throughout 2001. In 2000, the average balance of borrowings increased $464.6 million in conjunction with the Bank increasing its loans receivable portfolio.

     The low interest rate environment, coupled with the current positive slope in the Treasury yield curve, is expected to have a modest improved impact on the Bank's net interest margin during 2002. Although short-term rates are not expected to decline further, maturing certificates of deposit continue to reprice lower, as well as maturing advances from the FHLB of Chicago. Additionally, management expects moderate loan growth in 2002, as customers are expected to slowly move toward ARM loans. Management anticipates that this loan growth will be at more favorable net interest spreads than in past years.

PROVISION FOR LOAN LOSSES

     A provision for loan losses is recorded as necessary to maintain a loan loss reserve management considers adequate to provide coverage for probable losses inherent in the Bank's loan portfolio. The Company recorded a provision for loan losses of $-0- in 2001, compared to $1.5 million in 2000, and $1.1 million in 1999. Net charge-offs were $59,000, $518,000 and $594,000 in 2001,
2000 and 1999, respectively. In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience, which has ranged from 0 to 14 basis points as a percentage of outstanding loans over the past five years, and (3) specific allocations based upon probable losses identified during the review of the portfolio. At December 31, 2001, the Bank's allowance for loan losses was $19.6 million, or 100.8% of non-performing loans and .45% of total loans, compared to $18.3 million, or 109.3% of non-performing loans and .42% of total loans at December 31, 2000. The Bank added $1.4 million to its loan loss reserve with the acquisition of Mid Town.

NON-INTEREST INCOME

     Non-interest income is another significant source of revenue for the Company. It consists of fees earned on products and services, gains and losses from asset sale activity and income from real estate operations. Although changes in interest rates can have an impact on revenues from these sources, the impact is generally less than the impact on net interest income. Non-interest income was $47.1 million, $37.4 million, and $34.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The table below shows the composition of non-interest income for the periods indicated.

                                                                                              Percentage
                                                           Year Ended  December 31,       Increase (Decrease)
                                                        -------------------------------  ---------------------
                                                          2001        2000       1999      2001        2000
                                                        --------    --------   --------  ---------   ---------
                                                                 (In thousands)

Gain (loss) on sale of assets:
   Loans receivable                                    $   8,691       1,108      2,583     684.4%     (57.1)%
   Mortgage-backed securities                                 (2)       (700)         -      99.7     (100.0)
   Investment securities                                     879         256      1,776     243.4      (85.6)
   Foreclosed real estate                                    347         258        (57)     34.5        N/A
   Loan servicing rights                                       -       4,442          -    (100.0)     100.0
Income from real estate operations                        11,484       9,536      9,630      21.3       (1.0)
                                                        --------    --------   --------   -------     ------
   Total gain on sale of assets and income
     From real estate operations                          21,399      14,900     13,932      43.6        6.9
                                                        --------    --------   --------   -------     ------
Deposit account service charges                           16,535      12,715     10,200      30.0       24.7
Brokerage commissions                                      2,371       2,322      2,566       2.1       (9.5)
Mortgage loan related fees                                 2,950       1,738      2,040      69.7      (14.8)
Loan servicing fee income (expense)                         (371)      1,686      1,761       N/A       (4.3)
Valuation (allowance) recovery
   of mortgage servicing rights                             (904)          -        900    (100.0)    (100.0)
Bank owned life insurance                                  1,440       1,320      1,210       9.1        9.1
Insurance commissions                                        596         594        527       0.3       12.7
Safe deposit box fees                                        476         446        405       6.7       10.1
Title agency fees                                            541          97        208     457.7      (53.4)
Real estate owned operations, net                           (166)       (246)      (216)     32.5      (13.9)
Other                                                      2,251       1,871      1,311      41.9       29.6
                                                        --------    --------   --------   -------     ------
                                                       $  47,118      37,443     34,844      25.8%       7.5%
                                                        ========    ========   ========   =======     ======

     Gain on sale of loans and mortgage-backed securities. The Bank recorded a net gain on the sale of loans receivable of $8.7 million in 2001, compared to $1.1 million in 2000, and $2.6 million in 1999. Loan sales were $1.02 billion, $335.7 million, and $402.9 million, in 2001, 2000, and 1999, respectively. Sales in the current year were driven by the high level of fixed-rate loan originations made due to falling interest rates. The Company believes that during 2002, interest rates will stabilize, decreasing the percentage of long-term fixed rate loan originations, thereby reducing sales volumes and gains in 2002 compared to the amounts recorded in 2001. The $700,000 loss on mortgage-backed securities in 2000 is the result of a sale of a $9.3 million floating rate CMO which was more appropriate for a positively sloped yield curve environment. The security was sold to redeploy the proceeds into higher yielding assets.

     Gains and losses on loans receivable include gains and losses from the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $76.7 million in 2001 compared to $9.3 million in 2000, and $62.6 million in 1999. The decision to sell swaps versus whole loans to FNMA or FHLMC is based primarily on price differences at the time of sale, and sales are executed in the manner that maximizes profit to the Bank. The Bank has generally held few of these mortgage-backed securities relating to loans that it originated and swapped in its portfolio.

     Gain on sale of investment securities. The Company had net gains on the sale of investment securities of $879,000 in 2001, compared to $256,000 in 2000, and $1.8 million in 1999. Net gains in these periods have been generated primarily from the sale of equity securities. During 2001, the gains generated were from the sales of equity and corporate debt securities. During 2000 management elected to sell portions of its equity holdings in light of market conditions, as well as generate funds for its stock buyback program.

     Income from real estate operations. Income from real estate operations was $11.5 million in 2001, $9.5 million in 2000 and $9.6 million in 1999, related to the projects shown below:

                                                       Year Ended December 31,
                                   ---------------------------------------------------------------
                                          2001                  2000                  1999
                                   ------------------    ------------------    -------------------
                                     Lots      Income      Lots      Income      Lots      Income
                                     Sold      (Loss)      Sold      (Loss)      Sold      (Loss)
                                   ------    --------    ------   ---------    ------   ----------
                                                        (Dollars in thousands)

Tallgrass of Naperville               205    $ 10,712       306     $ 8,699       252     $ 3,457
Woodbridge                              -         501         -         418         -       5,163
Hannaford Farm                          -         271         -           -         -           -
Reigate Woods                           -           -        10         210        11         509
Harmony Grove                           -           -         -         104         7         479
Creekside of Remington                  -           -        75         105        42         172
Ashbury                                 -           -         -           -         -        (150)
                                   ------     -------    ------      ------    ------      ------
                                      205    $ 11,484       391     $ 9,536       312     $ 9,630
                                   ======     =======    ======      ======    ======      ======

     The 951-lot Tallgrass of Naperville project concluded its third straight year of solid lot sales, with 205 lots sales generating $10.7 million in income for 2001. Average profit margins on sales in this project have steadily increased since 1999 due to the high demand for lots in this area driving up lot prices, while construction costs have remained stable compared to original estimates. To date, 783 lots have been sold, and an additional 78 lots are under contract at December 31, 2001. Tallgrass also has 12.8 acres of commercially-zoned land, as well as 19.3 acres zoned multi-family. Management currently expects continued strong lot sales in Tallgrass during 2002, and, including the expected bulk sales of the commercial and multi-family acreage, expects pre-tax income from real estate development in the range of $10.0-$12.0 million.

     In 2001, the Bank sold its final two commercial parcels in the Woodbridge subdivision. One parcel was sold to the Bank, with no profit recognized, that will be used for a future branch site in 2003. Profits in 2000 and 1999 also represent sales of commercial properties in Woodbridge. The $271,000 profit recognized in the Hannaford Farm project represents a gain from the sale of undeveloped land after the Company decided not to develop this parcel into residential lots when it did not get the desired zoning for this project. The Reigate Woods, Harmony Grove, Creekside of Remington and Ashbury projects were all completed in previous years.

     Deposit account service charges. Deposit account service charges increased to $16.5 million in 2001, compared to $12.7 million in 2000, and $10.2 million in 1999. The primary source of these fees is from checking account charges for non-sufficient funds, service charges, sustained overdraft fees, debit card usage, and automated teller machine services. Increases are a function of a higher number of checking accounts, new fees charged for services, as well as increases in existing fee schedules. The number of checking accounts maintained by the Bank was 128,500 (exclusive of Mid Town), 116,000 and 103,000 at December 31, 2001, 2000, and 1999, respectively. Based on the addition of approximately 12,000 checking accounts from the Mid Town acquisition, as well as fee increases instituted by the Bank as of January 1, 2002, management anticipates that deposit account service charges will grow by 30% to 35% in 2002.

     Brokerage commissions. Through the Bank's affiliation with INVEST, the Bank offers non-traditional investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue increased slightly to $2.4 million in 2001, compared to $2.3 million in 2000, and $2.6 million in 1999. Flat revenues in 2001 are attributable to less than favorable equity markets and consumer desire for less risky investments, especially in the wake of the terrorist attacks on the U.S. in September 2001. The decline in revenue in 2000 was attributable to broker turnover, stock market declines, as well as competition for brokerage services from discount and internet brokerage companies.

     Mortgage loan related fees. Mortgage loan related fees include late charge income on loans owned and serviced by the Bank, inspection fee income for construction loans and loan modification income for refinance transactions. Income from these sources was $3.0 million in 2001, $1.7 million in 2000 and $2.0 million in 1999. The increase in 2001 was due to the high levels of refinance activity that the Bank was able to direct to its modification department. In lieu of a full refinance transaction, the Bank, for a fee, will modify certain contractual terms of a customer's loan. The Bank treats the modified loan as if it was paid off, and amortizes any remaining deferred fees or expenses as interest income. The primary reason for the decrease in 2000 compared to 1999 was the reduction of refinancings in 2000 due to higher interest rates. With the recent stabilizing interest rate environment, management expects fee income from loan modifications to be lower in 2002 compared to the current year.

     Loan servicing fee income (expense). Loan servicing fee income was a loss of $(371,000) in 2001, compared to income of $1.7 million in 2000, and $1.8 million in 1999. Despite an 8.1% increase in the average balance of loans serviced for others during 2001, the Bank recorded a loss for the year, as accelerated amortization of capitalized mortgage servicing rights due to higher than estimated prepayments more than offset loan servicing fees earned. In addition to the expense recognized, a valuation allowance was recorded in 2001 for a total of $904,000. The decline in 2000 compared to 1999 was primarily due to a lower average balance of loans serviced for others in 2000, due to a bulk sale of approximately $600.0 million in servicing rights in 2000. During 1999, the Bank also recorded a $900,000 recovery of a previously recorded impairment to servicing rights valuation allowance. The average balance of loans serviced for others was $1.06 billion, $1.05 billion, and $1.15 billion for the years ended December 31, 2001, 2000, and 1999, respectively. Management currently expects long-term mortgage rates to stabilize in 2002, leading to slower prepayments in its loans serviced for others portfolio. As a result, management expects loan servicing fee income in 2002 to exceed 2001.

     Income from Bank owned life insurance. The Bank invested $20.0 million in bank owned life insurance ("BOLI") to help fund the cost of certain employee benefit plan expenses. The Bank's BOLI investment consists of the purchase of life insurance on the lives of certain employees from an insurance carrier with a Standard and Poors rating of AA+. The Company is the sole beneficiary of the life insurance policies. Income is recorded on this investment based on increases in the cash surrender value ("CSV") of the life insurance policies. To the benefit of the Company, this income is free from income taxes. Death benefits paid to the Company will be revenue in the periods received, if any. In 2001, CSV income recognized on these life insurance policies totaled $1.4 million compared to $1.3 million in 2000, and $1.2 million in 1999.

     Title agency fees. The Bank offers limited title search services, primarily on refinance transactions, as agent. Income from this service is generated on a loan by loan basis, and totaled $541,000, $97,000, and $208,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The large increase in 2001 is directly related to the increase in refinance activity in 2001 due to falling interest rates. Similarly, the decline in income in 2000 compared to 1999 was due to less refinance activity in the 2000 loan originations compared to 1999.

     Other non-interest income. Other non-interest income includes various other fees charged to customers for money orders, savings bonds, travelers checks, wire transfers, as well as the preferred return on limited partnership investments in residential real estate projects. The primary reason for the increase in other income in 2001 was due to additional limited partnership investments made in 2000.

NON-INTEREST EXPENSE

     Non-interest expense was $83.4 million in 2001, $73.0 million in 2000 and $67.7 million in 1999. The table below shows the composition of non-interest expense for the periods indicated.

                                                                                                Percentage
                                                          Year Ended December 31,           Increase (Decrease)
                                                    ---------------------------------      -------------------
                                                       2001        2000         1999        2001         2000
                                                    --------     -------      -------      ------       ------
                                                              (In thousands)

Compensation                                     $    37,521      32,181       29,435        16.6%         9.3
Employee benefits                                     10,700       9,016        8,410        18.7          7.2
                                                    --------     -------      -------      ------       ------
     Total compensation and benefits                  48,221      41,197       37,845        17.0          8.9
                                                    --------     -------      -------      ------       ------
Occupancy expense                                      6,120       5,610        4,929         9.1         13.8
Furniture, fixture and equipment expense               2,891       2,514        2,345        15.0          7.2
Advertising and promotion                              4,355       3,569        3,149        22.0         13.3
Data processing                                        3,103       3,034        2,611         2.3         16.2
Federal deposit insurance premiums                       617         604        1,585         2.2        (61.9)
Amortization of goodwill                               3,245       3,118        2,648         4.1         17.7
Amortization of core deposit intangible                1,333       1,357        1,236        (1.8)         9.8
Other expenses:
   Professional fees                                   1,518       1,583        1,657        (4.1)        (4.5)
   Stationery, brochures and supplies                  1,641       1,340        1,236        22.5          8.4
   Postage                                             1,473       1,281        1,423        15.0        (10.0)
   Telephone                                           1,208       1,200        1,158         0.7          3.6
   OTS assessment fees                                   755         661          577        14.2         14.6
   Correspondent banking services                        767         608          500        26.2         21.6
   ATM network fees                                      600         562          518         6.8          8.5
   Insurance costs                                       491         492          485        (0.2)         1.4
   Other                                               5,086       4,273        3,778        19.0         13.1
                                                    --------     -------      -------      ------       ------
     Total other expenses                             13,539      12,000       11,332        12.8          5.9
                                                    --------     -------      -------      ------       ------
                                                 $    83,424      73,003       67,680        14.3%         7.9
                                                    ========     =======      =======      ======     ========

     Compensation expense. Compensation expense was $37.5 million in 2001, compared to $32.2 million in 2000 and $29.4 million in 1999. Increases in 2001 are attributable to numerous factors, including a full year of operations at two branches purchased in 2000, the start-up of the Bank's business banking unit, increased loan department and secondary market department compensation due to record loan origination and sale volumes, as well as normal salary increases. The increase in 2000 compared to 1999 was due in part to branch acquisitions in 1999 as well as normal salary increases.

     Employee benefits expense. Employee benefits expense increased $1.7 million to $10.7 million in 2001 compared to $9.0 million in 2000. The increase is due to higher medical expense, employer taxes, and retirement plan contributions. The $606,000 increase in 2000 compared to 1999 is primarily attributable to increased medical expense of $385,000 as well as a $120,000 increase in the Bank's contribution to its ESOP and profit sharing plans.

     Occupancy and equipment expense. Occupancy expenses increased $510,000, or 9.1%, during 2001 due to increased operating costs related to a full year expense from the previous year's branch acquisitions, current year branch purchases, as well as higher real estate taxes throughout the Bank's branch network. Occupancy expenses increased $681,000 between 2000 and 1999 primarily due to rent expense related to the Bank's centralized loan processing center.

     Advertising and promotion expense. Advertising and promotion expenses increased $786,000 to $4.4 million in 2001, compared to $3.6 million in 2000. The primary reason for the increase is higher newspaper and billboard advertising expenses related to the Bank's efforts in promoting its brand recognition strategy. This advertising initiative began in May 1999 and is also the primary reason for a $420,000 increase in advertising and promotion expense in 2000 compared to 1999.

     Data processing expense. Data processing expenses increased slightly to $3.1 million in 2001, compared to $3.0 million in 2000, and $2.6 million in 1999. The Bank maintains its own data processing capability, and costs relate primarily to depreciation of equipment and communication costs for data transmission between branch locations, as well as the Company's network.

     FDIC insurance expense. FDIC insurance increased $13,000 to $617,000 in 2001, due to slightly larger average deposit balances in 2001 compared to 2000. We expect this expense to increase in 2002 due to higher average deposits following the Mid Town acquisition. The $981,000 decrease in expense in 2000 compared to 1999 was primarily due to a 67% decrease in its insurance assessment rate effective January 1, 2000. The Bank has paid the lowest rate allowed by regulation for savings institutions over the past three years and expects to continue to qualify for the lowest rate.

     Amortization of goodwill. Amortization of goodwill increased $127,000 to $3.2 million in 2001, primarily due to the Bank's branch purchases in 2000. Amortization of goodwill in 2000 increased $470,000 from 1999 primarily due to a branch purchase made in 1999. Under Statement of Financial Accounting
Standards, ("SFAS") No. 142, the Company will cease amortizing goodwill on past acquisitions, in addition to not amortizing the goodwill created in the acquisition of Mid Town. As such, management expects amortization of goodwill to decrease by approximately $2.6 million to $650,000 in 2002. The continued amortization relates to prior branch purchases.

     Amortization of core deposit intangible. Amortization of core deposit intangibles was $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Bank recognizes a core deposit intangible in any Bank or branch acquisition transaction, and amortizes it on an accelerated method over 10 years.

     Other non-interest expense. Other non-interest expense includes costs such as stationary and supplies, postage and telephone expenses incurred in the day-to-day operations of the Company. These costs totaled $13.5 million in 2001, compared to $12.0 million in 2000, and $11.3 million in 1999. The increases in 2001 are primarily due to higher loan volume and expanded branch locations that added costs to the Bank's operations, while the increases in 2000 were primarily related to branch additions in 1999.

Income taxes

     Income tax expense was $35.5 million in 2001, (effective income tax rate of 37.4%) compared to $32.3 million in 2000 (effective income tax rate of 36.4%). The higher effective income tax rate in the current year compared to a year ago was primarily the result of greater state income taxes in 2001 and the recognition in the prior period of income tax benefits relating to the resolution of certain prior years' income tax issues. Income tax expense was $31.2 million in 1999, equal to an effective income tax rate of 37.7%.

Review of Financial Condition

     Total assets increased $399.5 million, or 7.69%, to $5.6 billion at December 31, 2001, compared to $5.2 billion at December 31, 2000, primarily due to the acquisition of Mid Town Bancorp, which added $307 million in total assets in November 2001, and to a lesser extent an increase in the deposit balances of the Bank. Management expects growth in total assets to moderately increase in 2002, as prepayments in loans receivable are expected to slow, which should allow the Bank's loan portfolio to expand with funding from either increased deposits, or borrowings.

     Cash, interest-bearing deposits and federal funds sold decreased a combined $45.8 million to $224.7 million at December 31, 2001. Although short-term liquidity declined during 2001, it remains relatively higher than normal due to high loan prepayments during the fourth quarter, limited alternatives for higher yielding short-term investments and maturing FHLB of Chicago advances in the first quarter of 2002 that management expects to repay.

     At December 31, 2001, the balance of investment securities classified as available for sale grew to $355.5 million from $174.5 million at December 31, 2000. Upon the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," all $12.6 million of the remaining investment securities previously classified as held to maturity were transferred into the Bank's available for sale portfolio. Additionally, Mid Town's investment securities added approximately $52.5 million to this portfolio as of the end of the year. The Bank has been increasing the amount of investment securities in its balance sheet as a means of reinvesting higher liquidity, as well as to help diversify interest-rate risk from mortgage-related cash flows. The purchases during the current year were primarily investment grade corporate debt securities, Bank trust preferred securities, preferred stock, as well as a limited amount of asset-backed securities. Purchases totaled $274.9 million in 2001, while maturities were $158.2 million. This portfolio is carried at fair value, and had a cost basis of $350.6 million at December 31, 2001.

     At December 31, 2001, the Bank held $132.1 million in stock in the FHLB of Chicago, compared to $84.8 million at December 31, 2000. Of the increase, $10.7 million is attributable to the acquisition of Mid Town. Over and above its required investment of stock in the FHLB of Chicago, the Bank, during 2001, made a discretionary purchase of $30.0 million of stock, seeking to enhance its overall yield of interest-earning assets, as dividend rates over the past quarters have been well above the short-term U.S. Treasury rates. Discretionary investments in the stock of the FHLB of Chicago are able to be redeemed upon request at par value.

     At December 31, 2001, mortgage-backed securities classified as available for sale increased $118.1 million to $142.2 million. Upon the adoption of SFAS No. 133, all $80.3 million of the remaining mortgage-backed securities previously classified as held to maturity were transferred into the Bank's available for sale portfolio. The remainder of the increase is primarily due to a limited amount of purchases during the current year, as the low interest rate environment made it difficult to grow the Bank's whole loan portfolio. Purchases of $62.1 million consisted primarily of mortgage-backed securities as well as CMOs.

     Included in total mortgage-backed securities at December 31, 2001 are $85.5 million of CMO's with a weighted average life of 5.4 years that are primarily collateralized by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") mortgage-backed securities, and to a lesser extent by whole loans.

     Investment securities and mortgage-backed securities acquired and classified as available-for-sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at the higher market rates. The decision whether to sell the available for sale securities or not, is based on a number of factors, including but not limited to projected funding needs, reinvestment alternatives and the relative cost of alternative liquidity sources. Investments and mortgage-backed securities classified as held to maturity cannot be sold except under extraordinary and very restrictive circumstances. Generally, these investments are acquired for investment after taking into account the Bank's cash flow needs, the investment's projected cash flows, the Bank's overall interest rate and maturity structure of the liability base used to fund these investments and the net interest spread obtained.

     Loans receivable increased 2.8%, or $119.5 million to $4.4 billion at December 31, 2001. The increase was due to the acquisition of Mid Town, which added approximately $210.0 million of balances in November 2001. Without the acquisition, total loans receivable declined approximately $85.0 million due to heavy prepayments in the loan portfolio as loans were refinanced in the falling interest rate environment in the second half of 2001. The Bank originated $2.8 billion of mortgage loans during the current year. This volume was more than offset by amortization and prepayments of $1.88 billion, and sales of $1.02 billion. The loans sold represent primarily long-term fixed-rate mortgages that are sold as a means of limiting interest-rate risk and generating gains on sale of loans and servicing fee income in the future. Loans held for sale increased to $161.1 million at December 31, 2001 compared to $41.1 million at December 31, 2000 due to the higher levels of fixed-rate loan originations.

     The allowance for loan losses increased $1.3 million to $19.6 million as of December 31, 2001. The increase is due to the acquisition of Mid Town that had an allowance for loan losses of $1.4 million, offset by net charge-offs of $59,000. As of December 31, 2001, the Bank's ratio of the allowance for loan losses to total non-performing loans was 100.8%, compared to 109.3% as of December 31, 2000. The ratio of the allowance for loan losses to total loans increased to .45% at December 31, 2001, compared to .42% at December 31, 2000. Management believes that the current allowance for loan losses is adequate.

     Real estate held for development or sale increased $275,000 to $13.0 million at December 31, 2001. A summary of real estate held for development or sale is as follows:

                                                   December 31,
                                           -------------------------
                                            2001              2000
                                          -------            -------
                                                 (In thousands)
Tallgrass of Naperville                 $   8,498              8,041
Shenandoah                                  4,495              4,387
Woodbridge                                      -                290
                                          -------            -------
                                        $  12,993             12,718
                                          =======            =======

     The increase in the 951-lot Tallgrass of Naperville project is primarily due to continued expenditures on development costs in the project during the current year. The Company sold 205 lots during 2001 and has an additional 78 lots under contract at December 31, 2001. The carrying value of Tallgrass remained increased year over year due to continued development costs incurred in 2001. Land for a new planned development of approximately 326 lots in Plainfield, Illinois known now as the Shenandoah project, was acquired in 2000 with development expected to begin in 2002. The decrease in the Woodbridge project is due to the sales of the remaining two commercial parcels in this project. The remaining three acres were sold during 2001 at approximately $501,000 of pre-tax profit.

     Premises and equipment increased $14.9 million to $63.8 million at December 31, 2001. Of the increase, approximately $9.6 million was due to the acquisition of Mid Town. The remainder of the increase was due to additions of $10.3 million, and approximately $1.7 million of these costs were for the construction of the new branch site in Romeoville. The additions were offset by depreciation and amortization of $4.9 million. The Bank currently has plans to build seven new branch sites over the next few years.

     Foreclosed real estate decreased to $1.4 million at December 31, 2001, compared to $1.8 million at December 31, 2000. Foreclosed real estate at December 31, 2001 consists of seven single-family dwellings.

     Intangible assets increased $36.8 million to $105.7 million at December 31, 2001. The increase is due to the recording of goodwill and core deposit intangibles of $41.4 million in conjunction with the acquisition of Mid Town offset by amortization of intangibles totaling $4.6 million. At December 31, 2001, the Company has $85.0 million of goodwill, including the $38.1 million created in the acquisition of Mid Town, which will no longer be amortized under the new accounting rules promulgated by SFAS No. 142. Instead, this balance of goodwill will be subject to periodic impairment analysis in the future.

     Deposits increased $583.8 million to $3.56 billion as of December 31, 2001, or 19.6%. The acquisition of Mid Town added $270 million to deposits in November 2001. Additionally, the Bank experienced strong inflows during 2001. The Bank experienced a 61.0% increase in money market accounts as a result of a well received competitively priced product, and in total increased its percentage of core deposits (passbooks, money market and NOW accounts) to total deposits to 51.8% at December 31, 2001, compared to 45.7% at December 31, 2000.

     Borrowed funds decreased $258.4 million, or 15.0%, to $1.5 billion at December 31, 2001. The reduction in borrowings is primarily attributable to slow asset growth, as loan prepayments held down the growth in loans receivable, as well as deposit inflows, which were used to fund the limited asset growth the Bank incurred in 2001. As of December 31, 2001, the Bank had $1.41 billion of FHLB of Chicago advances at a weighted average rate and term to maturity of 5.76% and 3.4 years, respectively, compared to $1.7 billion at a weighted average rate and term to maturity of 6.21% and 3.4 years, respectively, as of December 31, 2000. Of the FHLB advances at December 31, 2001, $560.0 million of advances, with a weighted average term to maturity of
5.8 years, contain various call provisions, with a weighted average term to call of 1.5 years. The calls are most likely exercised by the issuer in a period of rising interest rates, and at December 31, 2001 have terms making their early calls unlikely. Offsetting this decrease was an increase in the Company's unsecured bank term loan and line of credit by a combined $31.6 million, primarily due to the acquisition of Mid Town.

     Stockholders' equity of the Company grew to $435.9 million at December 31, 2001, compared to $387.7 million at December 31, 2000, an increase of $48.2 million. The increase in stockholders' equity is primarily due to comprehensive income of $61.7 million reflecting increased value on securities available for sale at December 31, 2001, and the issuance of $13.8 million of common stock in the acquisition of Mid Town, offset by the repurchase of $21.3 million of common stock and the payment of cash dividends of $9.9 million.

Liquidity and Capital Resources

     The Company's principal assets are its investments in the Bank and MAFD. To the extent that it does not generate significant earnings outside of these subsidiaries, the Company's liquidity position is primarily dependent on dividends from the Bank and, to a lesser extent, dividends from MAFD.

     The Bank's ability to pay dividends to the Company is dependent on its ability to generate earnings, and to meet regulatory restrictions. See "Item 1. Business - Regulation and Supervision - Federal Savings Institution Regulation
- Limitation on Capital Distributions" for a detail of these restrictions. The Bank has not been restricted by these limitations in funding the necessary amounts needed by the Company for its operations, and does not expect to be limited in the future. At December 31, 2001, under current OTS dividend regulations, the Bank has $35.2 million of retained earnings available for dividend declarations. The Company received $52.5 million in dividends from the Bank in 2001, compared to $20.0 million in 2000, and $35.0 million in 1999. In addition, in 2001, the Company received $1.6 million in dividends from MAFD.

     The primary uses of funds at the Company consist of principal and interest payments on borrowed funds, cash dividends, and stock repurchases. The Company has also funded loans to and investments in MAFD from time to time. To the extent the Company has excess cash at any time, it will invest funds in investment securities, marketable equity securities or other interest-earning assets.

     The Company has used stock repurchase programs as a means of providing for future acquisitions, stock option exercises, and other general corporate purposes. During 2001, the Company repurchased 645,100 of its common shares for a total of $17.3 million (average price of $26.82), compared to 1,070,300 shares for a total of $19.1 million (average price of $17.82 per share) in 2000. The totals for 2001 include 45,000 shares and 20,000 shares purchased on May 1, 2001, from Allen Koranda, the Company's Chief Executive Officer and Kenneth Koranda, the Company's President, respectively. The purchase price of such shares totaled approximately $1.2 million for shares purchased from Allen Koranda and $537,000 for shares purchased from Ken Koranda. The terms of these private transactions were approved by the disinterested members of the Board. The sale of shares by Allen Koranda was related to his marital dissolution agreement. The sale of shares by Kenneth Koranda was related to the satisfaction of various tax obligations and personal financial planning. The Company has used stock repurchase programs as a means of providing for future acquisitions, stock option exercises, and other general corporate purposes.

     Cash dividends paid to common shareholders totaled $9.9 million ($.46 per share declared) in 2001, compared to $8.8 million ($.39 per share declared) in 2000. The increase is primarily due to a 15% increase in the cash dividend rate in 2001 compared to 2000. The most recent quarterly dividend of $.12 per share was paid on January 3, 2002. The payment of cash dividends is subject to the discretion of the Board of Directors and depends on a variety of factors, including operating results, financial position, and the ability of the Bank to pay dividends up to the holding company. In January 2002, the Company announced a 25% increase in the quarterly cash dividend to $.15 per share beginning with its next quarterly dividend payable in April 2002.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, investment securities, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability.

     Cash flows from operating activities primarily include net income for the year, adjusted for items in net income that did not impact cash, as well as cash flow activity from mortgage banking activity. The Bank originated and purchased $1.14 billion of loans for sale, and received $1.02 billion in proceeds from sales and swaps during 2001. The Bank had $161.1 million of loans held for sale at December 31, 2001, up from $41.1 million at December 31, 2000. The increase in loans held for sale is due to declining interest rates that have led to an increase in fixed-rate loan originations. Most of these loans will be sold in the first quarter of 2002.

     Cash used in investing activities reflects the impact of loans and investments acquired for the Bank's interest-earning asset portfolios, as well as cash flows from asset sales, real estate held for development activity and the impact of acquisitions. Cash provided by investing activities totaled a net $9.7 million in 2001, compared to a net use of $270.2 million in 2000. During the current year, the Bank originated and purchased $1.67 billion of loans for investment, which were offset by $1.88 billion of loan amortization and prepayments. The higher prepayments led to available liquidity, which was used to purchase investment and mortgage-backed securities, as well as to repay certain maturing borrowings. Cash flow from the Company's land development operations was positive, as sales of property of $37.3 million were offset by expenditures for land acquisition and development of $16.5 million.

     Cash provided from financing activities for Bank operations are primarily in the form of savings deposits, FHLB of Chicago advances and to a lesser extent, reverse repurchase agreements. Cash provided from financing activities totaled a net $28.0 million in 2001, compared to $370.3 million in 2000. During the current year net deposits increased $313.1 million, and, coupled with minimal loan growth, allowed the Bank to repay a net $290.0 million of FHLB of Chicago advances. Additionally, the acquisition of Mid Town led to a net increase in the Company's unsecured term bank loan of $25.6 million, offset by purchases of the Company's stock totaling $17.3 million and dividends to shareholders totaling $9.9 million.

     The following table lists contractual obligations coming due in the periods indicated at December 31, 2001:

                                                                 Less than      1 to 3        4 to 5         After 5
                                                      Total       1 Year         Years         Years          Years
                                                   -----------  -----------   -----------    -----------   -----------
                                                                            (In thousands)
Certificate of deposits                          $   1,716,378    1,370,144       302,546         37,784         5,904
Core deposits                                        1,591,736    1,591,736             -              -             -
FHLB of Chicago advances                             1,405,500      360,000       395,500        260,000       390,000
Unsecured bank term loan and line of credit             65,000       14,000        13,000         16,000        22,000
Operating leases                                        25,200        2,500         4,200          2,900        15,600
                                                   -----------  -----------   -----------    -----------   -----------
     Total                                       $   4,803,814    3,338,380       715,246        316,684       433,504
                                                   ===========  ===========   ===========    ===========   ===========

     The Bank historically renews a majority of its certificates upon maturity, as it does not rely on rate-sensitive brokered certificates for its funding, but rather retail oriented amounts. Additionally, its core deposits which do not have a stated contractual maturity, have generally been very stable over time, and are not expected to be redeemed in large amounts during 2002. As such, the scheduled $1.37 billion of maturing certificates of deposits in 2002, as well as the balances of core deposits are not expected to put a burden on the Bank's cash needs. The Bank has the ability to refinance any advance coming due with the FHLB of Chicago, which it will normally do in the course of business if its loan portfolio is growing. Should its loan portfolio growth be slower, due to prepayments in its loan portfolio, the Bank will have adequate liquidity to repay its maturing advances. The unsecured bank term loan and line of credit amounts are repaid through the normal course of business primarily through dividends from the Bank. Net savings outflows, if any, as well as expected loan portfolio growth in 2002 could also be met by additional advances from the FHLB of Chicago. At December 31, 2001, the Bank has approximately $800.0 million of borrowing capacity from the FHLB of Chicago.

     The following table lists the off-balance sheet commitments of the Company and the Bank as of December 31, 2001:

                                                                 Less than      1 to 3        4 to 5         After 5
                                                      Total       1 Year         Years         Years          Years
                                                   -----------  -----------   -----------    -----------    ----------
                                                                            (In thousands)
Mortgage loan commitments                        $     478,890      478,890             -              -             -
Unused equity lines of credit balances                 254,706        8,379        21,262         21,700       203,365
Commercial business lines                               11,051        9,858           353            532           308
Letters of credit /1/                                   24,529       17,027           612          6,890             -
Commercial business loan commitments                     6,273        6,273             -              -             -
Real estate development costs /1/                       90,314       21,248        51,842         10,406         6,818
                                                   -----------  -----------   -----------    -----------    ----------
                                                 $     865,763      541,675        74,069         39,528       210,491
                                                   ===========  ===========   ===========    ===========    ==========

---------------------------------------------
/1/ Letters of Credit include $9.0 million of land development projects which are also included in real estate development costs

     Mortgage loan commitments are funded in the normal course of business through existing liquidity, sales of long-term fixed-rate loans, and prepayments of existing loans. These sources of funds change when ARM originations are higher, at which time the Bank will rely more on funding from the FHLB of Chicago. At December 31, 2001, the Bank has approximately $224.7 million of cash and liquidity, $195.9 million of commitments to sell loans, as well as additional borrowing capacity from the FHLB of Chicago. These sources are also available for the funding of unused equity line of credits. However, the Bank does not expect all of these lines to be used based on historical levels of total lines used by its customers. Real estate development costs represent estimated future disbursements related to current and future planned projects and do not, in most cases, reflect contractual obligations at the present time. Real estate development costs are funded primarily by sales of previously developed lots, and to a lesser extent, borrowings from the Company. It is currently anticipated that cash flow from developed lots in inventory will cover the costs of land development in 2002. However, should lot sales of existing inventory slow, MAFD would ultimately rely on borrowings from the Company, who's funding capacity is limited to its unsecured bank line of credit, or additional dividends from the Bank. In addition, MAFD would also be able to stop incurring development costs related to future units.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 supercedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after

December 15, 2000. Upon adoption, this pronouncement did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," that eliminates the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. The Company followed this pronouncement in accounting for its acquisition of Mid Town, and it did not have a material impact on the consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and indefinite lived intangible assets and initiates an annual review for impairment, unless more periodic reviews are warranted. Intangible assets with determinable useful lives will continue to be amortized. The amortization provisions of this pronouncement apply to goodwill and intangible assets acquired after June 30, 2001. As such, the Company followed this pronouncement in accounting for its acquisition of Mid Town. At December 31, 2001, the Company has $96.9 million of goodwill. Upon adoption of SFAS No. 142 as of January 1, 2002 for goodwill existing prior to June 30, 2001, the Company has ceased amortization on $46.9 million of goodwill. The impact of this will be to reduce amortization of goodwill in 2002 by $2.6 million, or approximately $.11 per diluted share compared to 2001. In addition, the Company is required to perform an impairment review of goodwill balances upon adoption of SFAS 142. The review is expected to be complete in the first quarter of 2002. The Company does not expect to record an impairment charge upon completion of the review. However, there can be no assurance that, at the time the review is completed, a material impairment charge may not be recorded.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As such, the Company will adopt the provisions of SFAS No. 144 on January 1, 2002. The Company does not expect these provisions to have a material impact on its consolidated financial statements.

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

     The Bank, except as noted below, has not used derivative financial instruments such as swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy discussed above, management does hedge the Bank's exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with FNMA, FHLMC and MPF with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to lock in the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In addition, the Bank uses U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at December 31, 2001. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are annual rates of 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. $25.0 million of FHLB advances with final maturities in more than five years, but callable in calendar 2002 are categorized as $25.0 million due in 6 months or less, in anticipation of them being called.

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

                                                                            December 31, 2001
                                                   -------------------------------------------------------------------
                                                    * 1/2 Yr.    1/2-1 Yr.  1-3 Yrs.     3-5 Yrs.  5+ Yrs.       Total
                                                   ----------    ---------  --------     -------- --------    -----------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans receivable                                $  962,529    542,993    1,029,949    762,986    1,168,725   4,467,182
   Mortgage-backed securities                          66,316     12,363       19,019     13,313       31,147     142,158
   Investment securities/1/                           280,748     13,786       92,180     47,280       53,548     487,542
   Interest-bearing deposits                           29,367          -            -          -            -      29,367
   Federal funds sold                                 112,765          -            -          -            -     112,765
                                                    ---------   --------    ---------    -------    ---------   ---------
      Total interest-earning assets                 1,451,725    569,142    1,141,148    823,579    1,253,420   5,239,014
   Impact of hedging activities/2/                    161,105          -            -          -     (161,105)          -
                                                    ---------   --------    ---------    -------    ---------   ---------
       Total net interest-earning assets,
        adjusted for impact of hedging activities   1,612,830    569,142    1,141,148    823,579    1,092,315   5,239,014
   Interest-bearing liabilities:
      NOW and checking accounts                        27,665     25,313       92,647     57,550      121,816    324,991
      Money market accounts                           368,672          -            -          -            -     368,672
      Passbook accounts                                77,542     69,745      255,267    158,566      336,953     898,073
      Certificate accounts                            856,613    506,342      310,745     37,377        5,904   1,716,981
      FHLB advances                                   220,000    165,000      395,500    260,000      365,000   1,405,500
      Other borrowings                                 65,000          -            -          -            -      65,000
                                                    ---------   --------    ---------    -------    ---------   ---------
         Total interest-bearing liabilities         1,615,492    766,400    1,054,159   513,493      829,673   4,779,217
                                                    ---------   --------    ---------    -------    ---------   ---------
Interest sensitivity gap                           $   (2,662)  (197,258)      86,989    310,086      262,642     459,797
                                                    ---------   --------    ---------    -------    ---------   ---------
Cumulative gap                                     $   (2,662)  (199,920)    (112,931)   197,155      459,797
                                                    =========   ========    =========    =======    =========
Cumulative gap as a percentage
   of total assets                                       (.05)%    (3.57)       (2.02)      3.52         8.22
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities         99.84%     91.61        96.71     104.99       109.62

/1/ Includes $132.1 million of stock in FHLB of Chicago in 6 months or less. /2/ Represents forward commitments to sell long-term fixed-rate mortgage loans.

     The Bank's cumulative one-year gap was a negative $199.9 million or (3.57)%, of total assets at December 31, 2001, compared with a negative $269.2 million or (5.18)% of total assets at December 31, 2000. During 2001, the Bank maintained its modest negative gap position, as higher prepayment speeds shortened the expected cash flows in the Bank's loans receivable portfolio, which was offset by the acquisition and internally generated increases in core deposit accounts, primarily money market accounts, which increased $481.9 million during 2001.

     Net Portfolio Value Analysis. Under OTS Thrift Bulletin 13a, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value ("NPV") and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. At December 31, 2001, the Bank was within the Board approval limits.

     Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of reviewing its overall interest-rate risk. For its analysis at December 31, 2001, the down 200 basis point analysis was excluded given the current low interest rate environment making that analysis meaningless. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items. The table below shows the change in NPV applying various rate shocks to the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2001 and 2000.

                                                                  Estimated Increase           Percentage Increase
          Change in                      Estimated NPV             (Decrease) in NPV            (Decrease) in NPV
                                    ----------------------      ----------------------       ----------------------
        Interest rate                 2001         2000            2001         2000           2001         2000
--------------------------          --------     ---------      ---------    ---------       --------     ---------
                                                                (Dollars in thousands)
200 basis point rise             $   437,985       317,033       (143,092)    (113,593)        (25)%        (26)%
100 basis point rise                 526,771       386,263        (54,307)     (44,363)         (9)         (10)
Base scenario                        581,078       430,626              -            -           -            -
100 basis point decline              627,074       437,684         45,997        7,659           8            2

     The Bank's net portfolio value ("NPV") at December 31, 2001 increased $150.5 million to $581.1 million. The increase is due to (1) a $68.2 million increase in the Bank's stockholders' equity, (2) the emphasis on adding adjustable rate loans, primarily home equity lines of credit to the Bank's loan portfolio, and (3) the positive effect of the decreases in market interest rates during the current year. The percentage decline in NPV at the 100 and 200 basis point rise scenarios remained relatively constant between 2001 and 2000. The Bank was able to maintain its interest sensitivity levels in 2001, due to continued adherence to its policy of emphasizing adjustable rate or short-term loans in its loan portfolio, as well as emphasizing growth in core deposit accounts, which become more valuable in a rising rate environment.

     Interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       MAF BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                December 31,
                                                                            --------------------
                                                                               2001       2000
                                                                            ---------  ---------
                                                                             (In thousands)
Assets
Cash and due from banks                                                   $    82,540     77,860
Interest-bearing deposits                                                      29,367     53,392
Federal funds sold                                                            112,765    139,268
                                                                            ---------  ---------
  Total cash and cash equivalents                                             224,672    270,520

Investment securities, at amortized cost
  (fair value of $13,290 at December 31, 2000)                                      -     12,633
Investment securities available for sale, at fair value                       355,461    174,494
Stock in Federal Home Loan Bank of Chicago, at cost                           132,081     84,775
Mortgage-backed securities, at amortized cost
  (fair value of $79,137 at December 31, 2000)                                      -     80,301
Mortgage-backed securities available for sale, at fair value                  142,158     24,084
Loans receivable held for sale                                                161,105     41,074
Loans receivable, net of allowance for loan losses of $19,607 and $18,258   4,286,470  4,287,040
Accrued interest receivable                                                    28,761     27,888
Foreclosed real estate                                                          1,405      1,808
Real estate held for development or sale                                       12,993     12,718
Premises and equipment, net                                                    63,815     48,904
Other assets                                                                   80,448     60,485
Intangible assets, net of accumulated amortization of $19,608 and $15,030     105,670     68,864
                                                                            ---------  ---------
                                                                          $ 5,595,039  5,195,588
                                                                            =========  =========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                $ 3,557,997  2,974,213
  Borrowed funds                                                            1,470,500  1,728,900
  Advances by borrowers for taxes and insurance                                38,484     38,354
  Accrued expenses and other liabilities                                       92,185     66,392
                                                                            ---------  ---------
     Total liabilities                                                      5,159,166  4,807,859
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; none issued or outstanding                                    -          -
  Common stock, $.01 par value;
    80,000,000 shares authorized; 25,420,650 shares issued;
    22,982,634 and 23,110,022 shares outstanding                                  254        254
  Additional paid-in capital                                                  201,468    198,068
  Retained earnings, substantially restricted                                 286,742    237,867
  Stock in Gain Deferral Plan; 223,453 shares                                     511        511
  Accumulated other comprehensive income, net of tax                            3,672      1,435
  Treasury stock, at cost; 2,661,469 and 2,534,081 shares                     (56,774)  (50,406)
                                                                            ---------  ---------
    Total stockholders' equity                                                435,873    387,729
                                                                            ---------  ---------
                                                                          $ 5,595,039  5,195,588
                                                                            =========  =========

See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                       -------------------------------------------
                                                                          2001              2000            1999
                                                                       ---------           -------         -------
                                                                      (Dollars in thousands, except per share data)
Interest income:
  Loans receivable                                                     $ 307,780           304,349         253,499
  Mortgage-backed securities held to maturity                                  -             5,740           6,625
  Mortgage-backed securities available for sale                            7,229             2,217           2,808
  Investment securities held to maturity                                       -             7,199           4,837
  Investment securities available for sale                                22,680            12,435          11,566
  Interest-bearing deposits and federal funds sold                         8,047            11,163           5,757
                                                                        --------           -------         -------
    Total interest income                                                345,736           343,103         285,092

Interest expense:
  Deposits                                                               120,664           115,509          99,665
  Borrowed funds                                                          93,825           101,664          68,736
                                                                        --------           -------         -------
    Total interest expense                                               214,489           217,173         168,401
                                                                        --------           -------         -------
    Net interest income                                                  131,247           125,930         116,691
Provision for loan losses                                                      -             1,500           1,100
                                                                        --------           -------         -------
    Net interest income after provision for loan losses                  131,247           124,430         115,591
Non-interest income:
  Gain (loss) on sale of:
    Loans receivable held for sale                                         8,691             1,108           2,583
    Mortgage-backed securities                                                (2)             (700)              -
    Investment securities                                                    879               256           1,776
    Foreclosed real estate                                                   347               258             (57)
    Loan servicing rights                                                      -             4,442               -
  Income from real estate operations                                      11,484             9,536           9,630
  Deposit account service charges                                         16,535            12,715          10,200
  Loan servicing fee income (expense)                                       (371)            1,686           1,761
  Valuation (allowance) recovery of mortgage servicing rights               (904)                -             900
  Brokerage commissions                                                    2,371             2,322           2,566
  Other                                                                    8,088             5,820           5,485
                                                                        --------           -------         -------
    Total non-interest income                                             47,118            37,443          34,844
Non-interest expense:
  Compensation and benefits                                               48,221            41,197          37,845
  Office occupancy and equipment                                           9,011             8,124           7,274
  Advertising and promotion                                                4,355             3,569           3,149
  Data processing                                                          3,103             3,034           2,611
  Federal deposit insurance premiums                                         617               604           1,585
  Amortization of intangible assets                                        4,578             4,475           3,884
  Other                                                                   13,539            12,000          11,332
                                                                        --------           -------         -------
    Total non-interest expense                                            83,424            73,003          67,680
                                                                        --------           -------         -------
    Income before income taxes                                            94,941            88,870          82,755
Income taxes                                                              35,466            32,311          31,210
                                                                        --------           -------         -------
    Net income                                                         $  59,475            56,559          51,545
                                                                        ========           =======         =======

Basic earnings per share                                               $    2.62              2.43            2.13
                                                                        ========           =======         =======
Diluted earnings per share                                             $    2.56              2.40            2.07
                                                                        ========           =======         =======

See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                                                                                   other
                                                                  Additional               Gain    compre-
                                                        Common     paid-in    Retained   Deferral  hensive     Treasury
                                                        stock      capital    earnings     Plan   income(loss)   stock     Total
                                                        ------     -------     -------    -----  -------------   -----    -------
                                                                                    (Dollars in thousands)
Balance at December 31, 1998                             $ 254     191,473     159,935       -        425     (7,091)     344,996
                                                          ----     -------     -------     ---     ------    -------      -------
Comprehensive income:
  Net income                                                 -           -      51,545       -          -          -       51,545
  Other comprehensive loss, net of tax:
    Unrealized holding loss during the year                  -           -           -       -     (2,994)         -       (2,994)
    Less: reclassification adjustment of gains
      included in net income                                 -           -           -       -     (1,106)         -       (1,106)
                                                          ----     -------     -------     ---     ------    -------      -------
  Total comprehensive income (loss)                          -           -      51,545       -     (4,100)         -       47,445
                                                          ----     -------     -------     ---     ------    -------      -------
Exercise of 525,801 stock options, and
  reissuance of treasury stock                               -           -      (5,143)    511          -      5,525          893
Tax benefits from stock-related compensation                 -       1,008           -       -          -          -        1,008
Impact of exercise of acquisition carry-over options         -       2,393           -       -          -          -        2,393
Purchase of 1,565,591 shares of treasury stock               -           -           -       -          -    (35,633)     (35,633)
Cash dividends declared, $0.34 per share                     -           -      (8,221)      -          -          -       (8,221)
Dividends paid to Gain Deferral Plan                         -           -          40       -          -          -           40
                                                          ----     -------     -------     ---     ------    -------      -------
Balance at December 31, 1999                               254     194,874     198,156     511     (3,675)   (37,199)     352,921
                                                          ----     -------     -------     ---     ------    -------      -------
Comprehensive income:
  Net income                                                 -           -      56,559       -          -          -       56,559
  Other comprehensive income, net of tax:
    Unrealized holding gain during the year                  -           -           -       -      4,827          -        4,827
    Less: reclassification adjustment of loss
      included in net income                                 -           -           -       -        283          -          283
                                                          ----     -------     -------     ---     ------    -------      -------
  Total comprehensive income                                 -           -      56,559       -      5,110          -       61,669
                                                          ----     -------     -------     ---     ------    -------      -------
Exercise of 425,279 stock options, and
  reissuance of treasury stock                               -           -      (7,866)      -          -      8,087          221
Tax benefits from stock-related compensation                 -       2,425           -       -          -          -        2,425
Impact of exercise of acquisition carry-over options         -         769           -       -          -          -          769
Purchase of 1,070,300 shares of treasury stock               -           -           -       -          -    (21,294)     (21,294)
Cash dividends declared, $0.39 per share                     -           -      (9,072)      -          -          -       (9,072)
Dividends paid to Gain Deferral Plan                         -           -          90       -          -          -           90
                                                          ----     -------     -------     ---     ------    -------      -------
Balance at December 31, 2000                               254     198,068     237,867     511      1,435    (50,406)     387,729
Comprehensive income:
  Net income                                                 -           -      59,475       -          -          -       59,475
  Other comprehensive income, net of tax:
    Unrealized holding gain during the year                  -           -           -       -      2,786          -        2,786
    Less: reclassification adjustment of gains
      included in net income                                 -           -           -       -       (549)         -         (549)
                                                          ----     -------     -------     ---     ------    -------      -------
  Total comprehensive income                                 -           -      59,475       -      2,237          -       61,712
                                                          ----     -------     -------     ---     ------    -------      -------
Issuance of 494,867 shares for acquisition of
  Mid Town Bancorp, Inc.                                     -       3,257           -       -          -     10,543       13,800
Exercise of 54,242 stock options, and
  reissuance of treasury stock                               -           -        (251)      -          -      1,083          832
Tax benefits from stock-related compensation                 -         143           -       -          -          -          143
Purchase of 645,100 shares of treasury stock                 -           -           -       -          -    (17,994)     (17,994)
Cash dividends declared, $0.46 per share                     -           -     (10,455)      -          -          -      (10,455)
Dividends paid to Gain Deferral Plan                         -           -         106       -          -          -          106
                                                          ----     -------     -------     ---     ------    -------     --------
Balance at December 31, 2001                             $ 254     201,468     286,742     511      3,672    (56,774)     435,873
                                                          ====     =======     =======     ===     ======    ========    ========

See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                        --------------------------------------------
                                                                              2001             2000           1999
                                                                        -------------     -----------     ----------
                                                                                        (In thousands)
Operating activities:
 Net income                                                              $     59,475         56,559         51,545
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Amortization of premiums, discounts and deferred loan fees                    7,157           1,248          1,107
  Provision for loan losses                                                         -           1,500          1,100
  FHLB of Chicago stock dividends                                              (6,597)         (4,359)             -
  Net gain on sale of loans and mortgage-backed securities                     (8,689)           (408)        (2,583)
  Net gain on sale of investment securities, net                                 (879)           (256)        (1,776)
  Net gain on real estate held for development or sale                        (11,484)         (9,536)        (9,630)
  Gain on sale of loan servicing rights                                             -          (4,442)             -
  Impairment (recovery) of mortgage servicing rights                              904               -           (900)
  Depreciation and amortization                                                 5,021           4,467          3,982
  Amortization of intangible assets                                             4,578           4,475          3,884
  Deferred income tax expense                                                  12,050             662          1,505
  Increase in accrued interest receivable                                        (873)         (4,148)        (2,195)
  Net increase in other assets and liabilities,
       net of effects from acquisitions                                       (25,955)         (4,100)       (18,841)
 Loans purchased for sale                                                           -         (10,442)       (23,306)
 Loans originated for sale                                                 (1,140,195)       (353,696)      (229,424)
 Sale of loans originated and purchased for sale                            1,021,927         334,817        402,890
                                                                          -----------      ----------     ----------
       Net cash provided by (used in) operating activities                    (83,560)         12,341        177,358
                                                                          -----------      ----------     ----------
 Investing activities:
  Loans originated for investment                                          (1,672,688)     (1,055,442)    (1,138,206)
  Principal repayments on loans receivable                                  1,884,663         704,420        736,956
  Principal repayments on mortgage-backed securities                           29,539          25,010         49,142
  Proceeds from maturities of investment securities available for sale        158,241          47,526         54,499
  Proceeds from maturities of investment securities held to maturity                -               -         10,251
  Proceeds from sale of:
    Loans receivable                                                                -               -          1,023
    Investment securities available for sale                                    6,515           2,201         34,825
    Mortgage backed securities available for sale                                   -           9,300              -
    Real estate held for development or sale                                   37,316          43,813         46,352
 Purchases of:
    Loans receivable held for investment                                            -         (63,117)      (320,782)
    Investment securities available for sale                                 (274,902)        (22,000)       (89,289)
    Investment securities held to maturity                                          -            (631)       (11,066)
    Mortgage-backed securities available for sale                             (62,127)              -              -
    Mortgage-backed securities held to maturity                                     -          (4,808)             -
    Stock in Federal Home Loan Bank of Chicago                                (30,000)         (5,391)       (24,147)
    Real estate held for development or sale                                  (16,490)        (23,567)       (15,724)
    Premises and equipment                                                    (10,340)         (8,382)        (5,652)
 Proceeds (payment) for acquisitions, net of cash acquired                    (40,037)         80,903         18,734
                                                                          -----------      ----------     ----------
       Net cash provided by (used in) investing activities                      9,690        (270,165)      (653,084)
                                                                          -----------      ----------     ----------

                                                                    (Continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                  Year Ended December 31,
                                                                       -------------------------------------------
                                                                           2001            2000            1999
                                                                       ------------    ------------    -----------
                                                                                       (In thousands)
Financing activities:
 Proceeds from:
    FHLB of Chicago advances                                           $    145,000         475,000        790,000
    Unsecured bank term loan                                                 55,000               -              -
    Unsecured line of credit                                                 16,000          15,000         21,000
 Repayments of:
    FHLB of Chicago advances                                               (435,000)       (260,000)      (285,000)
    Unsecured term bank loan                                                (29,400)           (500)        (3,100)
    Unsecured line of credit                                                (10,000)        (11,000)       (21,000)
 Net decrease in reverse repurchase agreements                                    -          (9,963)       (10,037)
 Net increase in deposits                                                   313,139         185,852         21,877
 Increase in advances by borrowers for taxes and insurance                     (348)          3,587          4,191
 Proceeds from exercise of stock options                                        832             221            893
 Purchase of treasury stock                                                 (17,301)        (19,071)       (35,147)
 Cash dividends paid                                                         (9,900)         (8,822)        (7,610)
                                                                          ---------       ---------       --------
    Net cash provided by financing activities                                28,022         370,304        476,067
                                                                          ---------       ---------       --------
 Increase (decrease) in cash and cash equivalents                           (45,848)        112,480            341
 Cash and cash equivalents at beginning of year                             270,520         158,040        157,699
                                                                          ---------       ---------       --------
 Cash and cash equivalents at end of year                              $    224,672         270,520        158,040
                                                                          =========       =========       ========
 Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Interest on deposits and borrowed funds                            $    215,492         214,755        165,509
    Income taxes                                                             22,008          30,861         27,801
  Summary of non-cash transactions:
    Transfer of loans receivable to foreclosed real estate                    2,697           3,520          5,945
    Loans receivable swapped into mortgage-backed securities                 76,670           9,290         62,583
    Loans receivable transferred to held for sale                                 -               -         74,379
    Investment securities transferred to available for sale                  12,633               -              -
    Mortgage-backed securities transferred to available for sale             80,301               -              -
    Treasury stock received for withholding tax liability related to
      stock option exercises (1,267, 109,552 and 21,829 shares)                  40           2,202            486
 Treasury stock received for stock option exercises
     (1,339, 48,775 and 33,100 shares)                                           36             989            718
 Acquisitions:
    Assets acquired                                                         307,469               -              -
    Common stock issued for acquisition                                      13,800               -              -
    Cash paid for purchase of stock                                         (58,161)              -              -
    Cash acquired                                                            18,124               -              -
                                                                          ---------       ---------       --------
      Net cash used for acquisitions                                    $   (40,037)              -              -
                                                                          =========       =========       ========

See accompanying Notes to Consolidated Financial Statements

                     MAF BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company") and its four wholly-owned subsidiaries, Mid America Bank, fsb ("Bank"), MAF Developments, Inc., Equitable Finance Corporation ("EFC"), Mid Town Development Corporation ("MTDC"), as well as the Bank's wholly-owned subsidiaries, Mid America Investment Services, Inc. ("Mid America Investments"), Mid America Re, Inc., Mid America Finance Corporation ("MAFC"), Mid America Insurance Agency, Inc., Mid America Mortgage Securities, Inc., NW Financial, Inc. ("NW Financial"), Northwestern Acceptance Corporation ("NWAC"), Centre Point Title Services, Inc., MAF Realty Co., LLC III, and MAF Realty Co., LLC IV. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

     Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates most susceptible to change are in the determination of the Bank's allowance for loan losses, the valuation of mortgage servicing rights, and the accounting for real estate development. Actual results could differ from those estimates.

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

     Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. At December 31, 2001 and 2000, the Bank's reserve requirements were met with funds on deposit at the Federal Home Loan Bank as well as vault cash.

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

     The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $1.0 million) and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the volume and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one- to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant, as well as commercial real estate and commercial business loans, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value. There were no impaired loans as of December 31, 2001 or 2000.

     The accrual of interest income for all loans is discontinued when there is clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. A loan (whether considered impaired or not) is classified as non-accrual when the borrower becomes 91 days past due. When a loan is placed on non-accrual status, or is in the process of foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, if the entire principal balance is considered collectible, or at a time when the loan is brought current in accordance with its original terms.

     Allowance for Loan Losses. The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. The allowance for loan losses reflects management's estimate of the reserves needed to cover probable losses inherent in the Bank's loan portfolio. In determining an adequate level of loss reserves, management periodically evaluates the adequacy of the allowance based on the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. Larger loans, typically commercially zoned, that exhibit probable or observed credit weaknesses are subject to individual review. In addition, various regulatory agencies, as an integral part

                      MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable losses in the loan portfolio.

     Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of carrying value or fair value less the cost to dispose at the date of foreclosure, establishing a new cost basis. Management periodically performs valuations and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose.

     Real Estate Held for Development or Sale. Real estate properties held for development or sale, are carried at the lower of cost, including capitalized holding costs, or net realizable value. Gains and losses on individual lot sales in a particular development are based on cash received less the estimated cost of sales per lot. Cost of sales is calculated as the current investment in the particular development plus anticipated costs to complete the development, which includes capitalized interest, divided by the remaining number of lots to be sold. Periodic reviews are made as to a development's estimated cost to complete. Changes in future estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations.

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

     In June 2001, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," that eliminated the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it clarified the criteria for recognition of intangible assets separately from goodwill. This statement was effective for business combinations completed after June 30, 2001. The Company followed this pronouncement in accounting for its acquisition of Mid Town.

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 discontinues the practice of amortizing certain goodwill and initiates an annual review for impairment. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001, and affects amortization of goodwill on previous assets acquired upon adoption. The Company adopted SFAS 142 on January 1, 2002. Core deposit intangibles are amortized on an accelerated method over a period not to exceed 10 years. Adjustments to goodwill after acquisition are generally made within one year of acquisition date and are primarily related to tax adjustments on assets and liabilities assumed in the acquisition.

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

     Mortgage Servicing Rights. Mortgage servicing rights are initially capitalized upon acquisition, and are subsequently amortized over the estimated life of the loan servicing income stream, using the level-yield method. The balance of mortgage servicing rights is included in the consolidated statements of financial condition in other assets. The Bank conducts periodic impairment analysis by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, and the cost to service such loans. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The Bank stratifies loans by interest rate, maturity, and whether the loans are fixed or adjustable rate. A valuation allowance is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its fair value.

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

     Derivative Financial Instruments. The Company utilizes forward commitments to sell mortgage loans and interest rate futures contracts, primarily U.S. Treasury bond futures, as part of its mortgage loan origination hedging strategy. The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Loan commitments and forward sales are valued as derivative instruments with adjustments included in earnings as a component of gain on sale of loans at each period end. Gains and losses on open and closed futures positions are deferred and recognized as an adjustment to gain (loss) on the sale of loans receivable when the underlying loan being hedged is sold into the secondary market. All derivatives are recognized on the consolidated balance sheet at their fair value.

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

                      MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Earnings Per Share. Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as future common stock and are considered in the earnings per share calculations only if dilutive, and are the only adjustments made to average shares outstanding in computing diluted earnings per share. Anti-dilutive stock options not included in the computation of diluted earnings per share were 155,867, 485,117, and 699,082 at December 31, 2001, 2000, and
1999, respectively. Weighted average shares used in calculating earnings per share are summarized below.

                                          Year Ended December 31, 2001           Year Ended December 31, 2000
                                     --------------------------------------  --------------------------------------
                                       Income         Shares      Per Share     Income        Shares      Per Share
                                     (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                     -----------   -------------    ------    -----------  -------------    ------
                                                         (Dollars in thousands, except per share data)

Basic earnings per share:
  Income available to
   common shareholders               $   59,475     22,691,053      $ 2.62     $   56,559    23,311,135      $ 2.43
                                                                     =====                                    =====
Effect of dilutive securities-
  Stock options                                        504,270                                  275,457
                                                  ------------                              -----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                       $   59,475     23,195,323      $ 2.56     $   56,559    23,586,592      $ 2.40
                                       ========   ============        ====       ========   ===========        ====

                                          Year Ended December 31, 1999
                                     --------------------------------------
                                       Income         Shares     Per Share
                                     (Numerator)  (Denominator)    Amount
                                     -----------  -------------    --------
                                 (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
   common shareholders               $   51,545     24,253,946      $  2.13
                                                                       ----
Effect of dilutive securities-
  Stock options                                        676,667
                                                    ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                       $   51,545     24,930,613      $  2.07
                                       ========     ==========        =====

2.   ACQUISITIONS

     On November 30, 2001, the Company purchased privately held Mid Town Bancorp, Inc. ("Mid Town") based in Chicago, Illinois for $69.0 million in the form of 80% cash and 20% stock. A total of 494,867 shares of common stock, at a value of $13.8 million, and cash of $55.2 million was paid to shareholders of Mid Town. The transaction was accounted for as a purchase under SFAS No. 141 and accordingly the goodwill generated will not be amortized into expense, rather only assessed for impairment on a periodic basis. The transaction generated goodwill and core deposit intangibles of $41.4 million. At acquisition date, Mid Town had $307.5 million in total assets, $270.3 million in deposits and $33.3 million in stockholders' equity.

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

3.   INVESTMENT SECURITIES

     Investment securities available for sale and held to maturity are summarized below:

                                               December 31, 2001                        December 31, 2000
                                     -------------------------------------   --------------------------------------
                                                 Gross     Gross                            Gross      Gross
                                     Amortized Unrealized Unrealized   Fair     Amortized Unrealized Unrealized    Fair
                                       Cost       Gains    Losses     Value       Cost       Gains    Losses      Value
                                     --------     -----    ------   --------    --------     -----    ------     -------
                                                                 (Dollars in thousands)
Held to maturity:
United States government
  and agency obligations             $       -         -        -          -      9,986       657          -     10,643
Corporate debt securities                    -         -        -          -      2,647         -          -      2,647
                                       -------     -----  -------   --------   --------    ------      -----   --------
                                     $       -         -        -          -     12,633       657          -     13,290
                                       =======     =====  =======   ========   ========    ======      =====   ========

Available for sale:
United States government
  and agency obligations             $ 139,622     2,604     (696)   141,530     82,029       164       (938)    81,255
Asset-backed securities                 82,346       493   (1,169)    81,670     79,617     1,455       (458)    80,614
Corporate debt securities               70,136     1,210      (37)    71,309          -         -          -          -
Bank trust preferred securities         40,770       129        -     40,899      2,762        18        (76)     2,704
Marketable equity securities            17,769     2,573     (289)    20,053      7,881     2,581       (541)     9,921
                                       -------     -----  -------   --------   --------    ------     -------   -------
                                     $ 350,643     7,009   (2,191)   355,461    172,289     4,218     (2,013)   174,494
                                       =======     =====  =======   ========   ========    ======    =======   ========

     The amortized cost and approximate fair value of securities at December 31, 2001, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations without penalty. At December 31, 2001, the Company had $74.2 million of investment securities with call options, of which $40.2 million were callable within one year.

                                    Amortized      Fair
                                      Cost         Value
                                     -------      ------
                                    (Dollars in thousands)
Debt securities:
  Under one year                   $  14,211      14,084
  Over 1 to 5 years                  158,592     161,475
  Over 5 to 10 years                  31,955      32,213
  Over 10 years                       45,770      45,966
Asset-backed securities               82,346      81,670
Marketable equity securities          17,769      20,053
                                     -------     -------
                                   $ 350,643     355,461
                                     =======     =======

     On January 1, 2001, upon the adoption of SFAS No. 133, the Company transferred $12.6 million of investment securities at cost, with a fair value of $13.3 million, previously classified in its held to maturity portfolio to available for sale. As of December 31, 2001 and 2000, the Company recorded unrealized gains on investment securities available for sale as increases to stockholders' equity of $2.9 million and $1.3 million, respectively, net of deferred income taxes of $1.9 million and $873,000.

                   MAF BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Activity in the sales of investment securities available for sale is as follows:

                                                                                   Year Ended December 31,
                                                                           ----------------------------------------
                                                                              2001           2000          1999
                                                                           --------       --------        ---------
                                                                                        (In thousands)
Total proceeds on sale                                                  $     6,515          2,201        34,825
                                                                           ========       ========       =======
Gross realized gains                                                    $       879            336         1,789
Gross realized losses                                                             -            (80)          (13)
                                                                           --------       --------       -------
Net gain on sale                                                        $       879            256         1,776
                                                                           ========       ========       =======

4.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities available for sale and held to maturity are summarized below:

                                              December 31, 2001                         December 31, 2000
                                     -------------------------------------   ----------------------------------------
                                                Gross      Gross                            Gross    Gross
                                    Amortized Unrealized Unrealized   Fair     Amortized Unrealized Unrealized  Fair
                                      Cost      Gains      Losses    Value       Cost       Gains   Losses     Value
                                     -------    -----      ------   --------   --------     -----   -------   --------
                                                                  (Dollars in thousands)
Held to maturity:

GNMA pass-through certificates       $       -        -         -          -        744        36        (1)      779
FHLMC pass-through certificates              -        -         -          -     31,523       372      (131)   31,764
FNMA pass-through certificates               -        -         -          -     15,479       280      (158)   15,601
Collateralized mortgage obligations          -        -         -          -     32,555         -    (1,562)   30,993
                                       -------    -----   -------   --------   --------     -----   -------  --------
                                     $       -        -         -          -     80,301       688    (1,852)   79,137
                                       =======    =====   =======   ========   ========     =====   =======  ========
Available for sale:
GNMA pass-through certificates       $   3,742       45         -      3,787          -         -         -         -
FHLMC pass-through certificates         24,298      561       (19)    24,840      2,229        24       (12)    2,241
FNMA pass-through certificates          27,820      434      (168)    28,086      2,816        67        (4)    2,879
Collateralized mortgage obligations     85,037      521      (113)    85,445     18,870       123       (29)   18,964
                                       -------    -----   --------   -------     ------     -----   -------  --------
                                     $ 140,897    1,561      (300)   142,158     23,915       214       (45)   24,084
                                       =======    =====   ========  ========   ========     =====   =======  ========

     On January 1, 2001, upon the adoption of SFAS No. 133, the Company transferred $80.3 million of mortgage-backed securities at cost, with a fair value of $79.1 million, previously classified in its held to maturity portfolio to available for sale. As of December 31, 2001 and 2000, the Company recorded unrealized gains on mortgage-backed securities available for sale as increases to stockholders' equity of $762,000, and $102,000, respectively, net of deferred income taxes of $499,000 and $67,000, respectively. During the years ended December 31, 2001 and 2000, the Company recorded realized losses of $(2,000) and $(700,000), respectively, on the sale of mortgage-backed securities.

     During the years ended December 31, 2001, 2000, and 1999, the Bank swapped $76.7 million, $9.3 million, and $62.6 million, respectively, of loans it originated into mortgage-backed securities, all of which were sold in the same period swapped.

5.   LOANS RECEIVABLE HELD FOR SALE

     The Bank classifies loan originations that it intends to sell in the secondary market as held for sale at the time of origination. At December 31, 2001 and 2000, the Bank had $161.1 million and $41.1 million of fixed-rate loans classified as held for sale with weighted average rates of 6.61% and 7.64%, respectively.

6.   LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                                        December 31,
                                                                             --------------------------------
                                                                                  2001                2000
                                                                             ------------        ------------
                                                                                    (Dollars in thousands)
Real estate loans:
  One-to-four family residential                                           $    3,559,466           3,807,980
  Multi-family                                                                    197,685             173,072
  Commercial                                                                      139,608              41,223
  Construction                                                                     43,756              29,566
  Land                                                                             44,494              40,497
                                                                             ------------        ------------
      Total real estate loans                                                   3,985,009           4,092,338
Consumer loans:
  Equity lines of credit                                                          258,884             146,020
  Home equity loans                                                                52,216              64,465
  Other                                                                             7,975               4,783
                                                                             ------------        ------------
      Total consumer loans                                                        319,075             215,268
Commercial business loans                                                          19,116               3,528
                                                                             ------------        ------------
      Total loans receivable                                                    4,323,200           4,311,134
Unearned discounts, premiums, and deferred loan expenses, net                       4,555               7,076
Loans in process                                                                  (21,678)            (12,912)
Allowance for loan losses                                                         (19,607)            (18,258)
                                                                             ------------        ------------
                                                                           $    4,286,470           4,287,040
                                                                             ============        ============

     Adjustable-rate loans included in loans receivable totaled $2.1 billion and $2.3 billion at December 31, 2001 and 2000, respectively.

     Allowance for loan losses. Activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                                                    Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2001           2000          1999
                                                                           --------       --------       ----------
                                                                                        (In thousands)
Balance at beginning of year                                             $   18,258         17,276        16,770
Provision for loan losses                                                         -          1,500         1,100
Balance acquired in acquisition                                               1,408              -             -
Charge-offs                                                                    (104)          (531)         (711)
Recoveries                                                                       45             13           117
                                                                           --------         ------         -----
Balance at end of year                                                   $   19,607         18,258         17,276
                                                                           ========         ======         ======

     At December 31, 2001 and 2000, the Bank had $19.4 million and $15.0 million of loans that were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $1.1 million, $768,000, and $703,000 for the years ended December 31, 2001, 2000 and 1999, respectively, had these loans been accruing under their contractual terms. Interest income that was included in net income was $351,000, $350,000 and $387,000, for the years ended December 31, 2001, 2000 and 1999, respectively. There were no loans outstanding as of December 31, 2001 and 2000 that the Bank considered impaired.

     Loan servicing and mortgage servicing rights. The Bank services loans for the benefit of others pursuant to loan servicing agreements. Under these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $1.40 billion, $785.3 million and $1.23 billion, at December 31, 2001, 2000, and 1999, respectively. The decrease in 2000 was due to the sale of servicing rights relating to approximately $600.0 million in mortgage loans, resulting in a pre-tax gain of $4.4 million. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $43.7 million and $12.7 million at December 31, 2001 and 2000, respectively. At December 31, 2001, mortgage servicing rights included a valuation allowance of $1.1 million.

     Activity in mortgage servicing rights is as follows for the periods indicated:

                                                                          Year Ended December 31,
                                                                 -------------------------------------
                                                                  2001            2000           1999
                                                                 ------          ------         ------
                                                                            (In thousands)
Balance at beginning of year                                   $  5,107           7,334          4,208
Additions                                                         9,782           3,002          3,497
Amortization expense                                             (3,454)         (1,038)        (1,271)
Carrying value of rights sold                                         -          (4,191)             -
Valuation (allowance) recovery                                     (904)              -            900
                                                                 ------          ------         ------
Balance at end of year                                         $ 10,531           5,107          7,334
                                                                 ======          ======         ======

7.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:

                                                                                  December 31,
                                                                           ---------------------------
                                                                            2001                2000
                                                                           -------            --------
                                                                                 (In thousands)
Investment securities                                                    $   5,789               3,873
Mortgage-backed securities                                                     688                 619
Loans receivable                                                            24,063              24,697
Reserve for uncollected interest                                            (1,779)             (1,301)
                                                                           -------            --------
                                                                         $  28,761              27,888
                                                                           =======            ========

8.   FORECLOSED REAL ESTATE

     Foreclosed real estate is summarized as follows:

                                                                                  December 31,
                                                                           ---------------------------
                                                                            2001                2000
                                                                           -------            --------
                                                                                 (In thousands)
Residential real estate                                                  $   1,405               1,762
Commercial real estate                                                           -                  46
                                                                           -------            --------
                                                                         $   1,405               1,808
                                                                           =======            ========

9.   REAL ESTATE HELD FOR DEVELOPMENT OR SALE

     Real estate held for development or sale is summarized by project as follows:

                                                                                  December 31,
                                                                           ---------------------------
                                                                            2001                2000
                                                                           -------            --------
                                                                                 (In thousands)
Tallgrass of Naperville                                                  $   8,498               8,041
Shenandoah                                                                   4,495               4,387
Woodbridge                                                                       -                 290
                                                                           -------            --------
                                                                         $  12,993              12,718
                                                                           =======            ========

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     Income (loss) from real estate operations is summarized by project for the periods indicated:

                                                                         Year Ended December 31,
                                                                  ------------------------------------
                                                                    2001         2000            1999
                                                                  --------     --------         ------
                                                                             (In thousands)
Tallgrass of Naperville                                        $    10,712        8,699          3,457
Woodbridge                                                             501          418          5,163
Hannaford                                                              271            -              -
Harmony Grove                                                            -          104            479
Reigate Woods                                                            -          210            509
Ashbury                                                                  -            -           (150)
Creekside of Remington                                                   -          105            172
                                                                  --------     --------         ------
                                                               $    11,484        9,536          9,630
                                                                  ========     ========         ======

     Interest capitalized to real estate held for development or sale amounted to $168,000, $256,000, and $536,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                 Estimated                  December 31,
                                                                                     -------------------------
                                                                Useful Life            2001             2000
                                                              ---------------        --------          -------
                                                                                           (In thousands)
Land                                                                                $  13,718            9,280
Office buildings                                               20 - 50 years           36,722           36,487
Furniture, fixtures and equipment                               2 - 10 years           40,758           31,964
Leasehold improvements                                          3 - 29 years            7,532            1,397
                                                                                     --------          -------
     Total office properties and equipment, at cost                                    98,730           79,128
Less: accumulated depreciation and amortization                                       (34,915)         (30,224)
                                                                                     --------          -------
                                                                                    $  63,815           48,904
                                                                                     ========          =======

     Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $5.0 million, $4.5 million and $4.0 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Occupancy expense is reduced by rental income from leased premises totaling $609,000, $709,000 and $717,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 2001, 2000 and 1999, was $1.4 million, $1.2 million, and $1.1 million, respectively. The projected minimum rentals under existing leases as of December 31, 2001, are as follows: 2002- $2.5 million; 2003- $2.3 million; 2004- $1.9 million; 2005- $1.6 million; 2006- $1.3 million; 2007 and thereafter $15.6 million.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

11.  INTANGIBLE ASSETS

     Intangible assets are summarized as follows:

                                                                               Core deposit
                                                              Goodwill          Intangible          Total
                                                              --------          ----------         --------
                                                                              (In thousands)
Balance at December 31, 1998                                 $  54,868               7,351           62,219
Adjustment related to previous acquisition                        (192)                  -             (192)
Addition related to branch acquisition                           2,911                 146            3,057
Amortization expense                                            (2,648)             (1,236)          (3,884)
                                                              --------           ---------         --------
Balance at December 31, 1999                                    54,939               6,261           61,200
Addition related to branch acquisition                          10,141               1,998           12,139
Amortization expense                                            (3,118)             (1,357)          (4,475)
                                                              --------           ---------         --------
Balance at December 31, 2000                                    61,962               6,902           68,864
Addition related to Mid Town acquisition                        38,134               3,250           41,384
Amortization expense                                            (3,245)             (1,333)          (4,578)
                                                              --------           ---------         --------
Balance at December 31, 2001                                 $  96,851               8,819          105,670
                                                              ========           =========         ========

12.  DEPOSITS

     Deposit account balances by interest rate are summarized as follows:

                                                   December 31, 2001                   December 31, 2000
                                         ----------------------------------       ------------------------
                                                            Weighted                               Weighted
                                                   % of     Average                        % of    Average
                                       Amount      Total     Rate              Amount      Total     Rate
                                     ---------     -----     ------          ----------    -----    ------
                                                             (Dollars in thousands)
Commercial checking accounts       $   128,214       3.6%       -%          $    48,472       1.6%       -%
Non-interest bearing checking          121,066       3.4        -                92,471       3.1        -
Interest bearing NOW accounts          324,991       9.1       .92              250,496       8.4      1.25
Money market accounts                  368,672      10.4      2.16              229,058       7.7      4.36
Passbook accounts                      898,073      25.3      2.00              738,606      24.9      2.49
                                     ---------    ------    ------            ---------    ------    ------
                                     1,841,016      51.8      1.57            1,359,103      45.7      2.32
                                     ---------    ------    ------            ---------    ------    ------
Certificate accounts:
   Less than 5.00%                   1,008,672      28.3      3.39               71,102       2.4      4.75
   5.00% to 5.99%                      225,792       6.4      5.57              693,431      23.3      5.65
   6.00% to 6.99%                      437,890      12.3      6.61              806,635      27.1      6.45
   7.00% and greater                    44,024       1.2      7.11               43,664       1.5      7.11
                                     ---------    ------    ------            ---------    ------    ------
                                     1,716,378      48.2      4.59            1,614,832      54.3      6.05
                                     ---------    ------    ------            ---------    ------    ------
Unamortized premium                        603         -                            278         -
                                     ---------    ------                      ---------    ------
     Total deposits                $ 3,557,997     100.0%     3.03%         $ 2,974,213     100.0%     4.34%
                                     =========    ======    ======            =========    ======    ======

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $319.1 million and $266.7 million at December 31, 2001 and 2000, respectively.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     Scheduled maturities of certificate accounts at December 31, 2001 are as follows (in thousands):

12 months or less                                                   $ 1,370,144
13 to 24 months                                                         237,413
25 to 36 months                                                          65,133
Over 36 months                                                           43,688
                                                                      ---------
                                                                    $ 1,716,378
                                                                      =========
     Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                                            Year Ended December 31
                                                    -------------------------------------
                                                      2001            2000         1999
                                                    ---------     ----------     --------
                                                                 (In thousands)
NOW and money market accounts                      $   12,272         10,100        8,042
Passbook accounts                                      18,022         18,383       18,268
Certificate accounts                                   90,370         87,026       73,355
                                                    ---------     ----------     --------
                                                   $  120,664        115,509       99,665
                                                    =========     ==========     ========

     At December 31, 2001, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and fair value of $40.7 million, were pledged as collateral for certain jumbo certificates.

13.  BORROWED FUNDS

     Borrowed funds are summarized as follows:

                                                          December 31, 2001                December 31, 2000
                                             ---------------------------------------    ----------------------
                                                               Weighted                 Weighted
                                               Interest Rate    Average                  Average
                                                   Range         Rate       Amount        Rate        Amount
                                             ---------------    ------    ----------    -------      ---------
                                                                     (Dollars in thousands)
Fixed-rate advances from FHLB due:
   Within 1 year                              5.99% -  7.40%     6.46%   $   280,000      6.37%   $    365,000
   1 to 2 years                               4.87  -  6.78      6.08        135,500      6.43         305,000
   2 to 3 years                               4.81  -  7.22      6.30        260,000      6.35          55,500
   3 to 4 years                               4.70  -  7.20      6.01        205,000      6.61         205,000
   4 to 5 years                               5.37  -  6.82      6.16         55,000      6.16         195,000
   5 to 6 years                                -    -   -         -                -      6.82          30,000
   6 to 7 years                               4.81  -  5.86      5.28        310,000       -                 -
   7 to 8 years                               5.61  -  5.86      5.73         50,000      5.26         285,000
   Greater than 8 years                       5.42  -  5.42      5.42         30,000      5.62          80,000
                                             --------------                ---------                 ---------
      Total fixed rate advances               4.70  -  7.40      5.98      1,325,500      6.15       1,520,500
Adjustable-rate advances from FHLB due:
   Within 1 year                              1.93  -  2.32      2.11         80,000      6.81         100,000
   1 to 2 years                                -    -   -         -                -      6.87          25,000
   Greater than 2 years                        -    -   -         -                -      6.58          50,000
                                             --------------                ---------                 ---------
     Total adjustable rate advances           1.93  -  2.32      2.11         80,000      6.75         175,000
                                             --------------                ---------                 ---------
     Total advances from FHLB                 1.93% -  7.40%     5.76      1,405,500      6.21       1,695,500
                                             ==============                ---------                 ---------
Unsecured term bank loan                                         3.16         55,000      7.72          29,400
Unsecured line of credit                                         3.06         10,000      7.71           4,000
                                                                           ---------                 ---------
     Total borrowed funds                                        5.64%   $ 1,470,500      6.24%   $  1,728,900
                                                                ======     =========     =====       =========

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     Federal Home Loan Bank of Chicago Advances. The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2001, the Bank has $80.0 million of adjustable-rate advances that are indexed to the three-month London interbank offering rate ("LIBOR").

     Included in FHLB of Chicago advances at December 31, 2001 are $560.0 million of fixed-rate advances with original scheduled maturities of 4 to 10 years, which are callable at the discretion of the FHLB of Chicago as follows:
$190.0 million at 5.41% in 2002, $240.0 million at 5.87% in 2003, $80.0 million at 5.35% in 2004 and $50.0 million at 5.56% in 2005. The Bank receives a lower cost of borrowing on such advances than on similar non-callable long-term advances in return for granting the FHLB of Chicago the right to call the advances prior to their final maturity.

      Unsecured Term Bank Loan. In 2001, the Company repaid its existing $29.4 million on its unsecured term bank loan, and obtained a $55.0 million unsecured term bank loan in conjunction with its acquisition of Mid Town with a final maturity of December 31, 2008. The loan agreement provides for an interest rate of one, two, three, six or twelve month LIBOR at the option of the borrower plus 110 basis points. At December 31, 2001, the interest rate is currently three-month LIBOR plus 110 basis points. At December 31, 2001, the balance of the unsecured term loan is $55.0 million. Prepayments of principal are allowed without penalty at the end of any repricing period.

     Scheduled principal repayments on the unsecured term bank loan are as follows as of December 31, 2001 (in thousands):

               December 31,
               ------------
                  2002                                                $   4,000
                  2003                                                    6,000
                  2004                                                    7,000
                  2005                                                    8,000
                  2006                                                    8,000
                  2007 and thereafter                                    22,000
                                                                         ------
                                                                      $  55,000
                                                                         ======

     Unsecured Line of Credit. In conjunction with the term bank loan, the Company also maintains a $40.0 million one year unsecured revolving line of credit, renewable annually on November 30. $10.0 million was outstanding on the line of credit as of December 31, 2001 at one, two, three, six or twelve- month LIBOR plus 1.0%. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December
31, 2001, the Company was in compliance with these covenants.

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

                                                        Year Ended December 31,
                                               --------------------------------------
                                                  2001           2000          1999
                                               ----------     ---------      --------
                                                        (Dollars in thousands)
Balance at end of period                      $        -%             -         9,963
Maximum month-end balance                              -         19,813        29,700
Average balance                                        -         11,354        17,155
Weighted average rate at end of period                 -              -          5.86
Weighted average rate on average balance               -           6.23          6.20
                                               =========      =========      ========

     At December 31, 2001 and 2000, the bank has no outstanding repurchase agreements.

     Interest expense on borrowed funds is summarized as follows for the periods indicated:

                                                       Year Ended December 31,
                                              ---------------------------------------
                                                 2001           2000           1999
                                              ---------      ---------       --------
                                                           (In thousands)
FHLB of Chicago advances                    $    91,851         98,096         65,060
Unsecured term bank loan                          1,650          2,258          2,086
Unsecured revolving line of credit                  324            510            331
Other borrowings                                      -            800          1,259
                                              ---------      ---------       --------
                                            $    93,825        101,664         68,736
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

                                                             Year Ended December 31,
                                                    ----------------------------------------
                                                        2001           2000          1999
                                                    ------------    ----------    ----------
                                                                   (In thousands)
Balance at beginning of year                        $     47,943        20,089       112,346
New forward commitments to deliver loans               1,167,118       363,519       310,634
Loans delivered to satisfy forward commitments        (1,019,173)     (335,665)     (402,891)
                                                      ----------    ----------    ----------
Balance at end of year                              $    195,888        47,943        20,089
                                                      ==========    ==========    ==========

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Loan commitments and forward sales are valued as derivative instruments with adjustments included in gain on sale of loans at each period end. At December 31, 2001 the net fair value adjustment of locked commitments and forward sales was $(220,000).

                       MAF BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain on sale of mortgage loans for the year ended December 31, 2001, 2000 and 1999 are $(182,000), $(65,000), and $159,000, of net
futures gains (losses), respectively, from hedging activities. At December 31, 2001 and 2000, the Bank had $68,000 of net deferred gains, and $(78,000) of net deferred losses on futures contracts, respectively. The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

                                                     Year Ended December 31,
                                             --------------------------------------
                                                2001          2000          1999
                                             ---------     ---------      ---------
                                                         (In thousands)
Balance at beginning of year                 $       -             -          1,000
Interest rate futures contracts sold            73,500        35,400         73,700
Interest rate futures contracts closed         (73,500)      (35,400)       (74,700)
                                               -------     ---------        -------
Balance at end of year                       $       -             -              -
                                               =======     =========      =========

15.  INCOME TAXES

     Income tax expense is summarized below:

                                                       Year Ended December 31,
                                              ------------------------------------
                                                2001           2000          1999
                                              --------        -------      -------
                                                           (In thousands)
         Current:
              Federal                         $ 20,739         29,866       26,598
              State                              2,677          1,783        3,107
                                               -------        -------      -------
                                                23,416         31,649       29,705
                                               -------        -------      -------
         Deferred:
              Federal                           11,627            477        1,235
              State                                423            185          270
                                               -------        -------      -------
                                                12,050            662        1,505
                                               -------        -------      -------
              Total income tax expense        $ 35,466         32,311       31,210
                                               =======        =======      =======

     Retained earnings at December 31, 2001 include $59.4 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $23.5 million.

     The reasons for the differences between the effective income tax rate and the corporate federal income tax rate are summarized in the following table:

                                                           Percentage of
                                                      Income Before Income Taxes
                                                 ------------------------------------
                                                       Year Ended December 31,
                                                 ------------------------------------
                                                   2001           2000          1999
                                                 -------        -------       -------
Federal income tax rate                             35.0%          35.0          35.0
Items affecting effective income tax rate:
  State income taxes, net of federal benefit         2.1            1.4           2.6
  Other items, net                                    .3              -           0.1
                                                 -------        -------       -------
Effective income tax rate                           37.4%          36.4          37.7
                                                 =======        =======       =======

                       MAF BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                  December 31,
                                                            -----------------------
                                                               2001          2000
                                                            ---------      --------
                                                                 (In thousands)
Deferred tax assets:
  Deferred compensation                                     $   6,386         4,879
  Allowance for loan losses                                     8,042         7,595
  Book versus tax basis of real estate held for sale               90           243
  Book versus tax basis of loans receivable                       497           373
  Other                                                         2,028         1,144
                                                              -------      --------
     Total deferred tax assets                                 17,043        14,234
Deferred tax liabilities:
  REIT Dividends                                              (10,019)            -
  Loan origination fees                                        (1,608)       (3,139)
  Excess of tax bad debt reserve over base year amount         (1,017)       (1,515)
  Book versus tax basis of land and fixed assets               (4,131)       (2,383)
  Book versus tax basis of capitalized servicing               (4,418)       (2,127)
  Book versus tax basis of intangible assets                   (3,060)       (2,104)
  Book versus tax basis of securities                          (9,558)       (4,472)
  Other                                                          (859)         (494)
                                                              -------      --------
     Total deferred tax liabilities                           (34,670)      (16,234)
                                                              --------     --------
     Net deferred tax liability                             $ (17,627)       (2,000)
                                                              ========     ========

16.  REGULATORY CAPITAL

     The Bank is subject to regulatory capital requirements under the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, which could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

     Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. The Bank met all capital adequacy requirements to which it is subject as of December 31, 2001.

                       MAF BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        For Capital           Prompt Corrective
                                                  Actual             Adequacy Purposes        Action Provisions
                                            -------------------    ----------------------    ----------------------
                                              Amount     Ratio       Amount       Ratio        Amount      Ratio
                                            ---------  --------    ----------  ----------    ---------  -----------
                                                                   (Dollars in thousands)
As of December 31, 2001:
   Tangible capital
     (to total assets)                      $ 350,825    6.44%   ****$ 81,686  ****1.50%          N/A
   Core capital
     (to total assets)                      $ 350,825    6.44%   ****$163,372  ****3.00%  ****$272,287    ****5.00%
   Total capital
     (to risk-weighted assets)              $ 364,365   11.31%   ****$257,691  ****8.00%  ****$322,114   ****10.00%
   Core capital
     (to risk-weighted assets)              $ 350,825   10.89%          N/A               ****$193,269    ****6.00%

As of December 31, 2000:
   Tangible capital
     (to total assets)                      $ 321,931    6.32%   ****$ 76,408  ****1.50%         N/A
   Core capital
     (to total assets)                      $ 321,931    6.32%   ****$152,816  ****3.00%  ****$254,694    ****5.00%
   Total capital
     (to risk-weighted assets)              $ 336,801   11.98%   ****$224,878  ****8.00%  ****$281,098   ****10.00%
   Core capital
     (to risk-weighted assets)              $ 321,931   11.45%           N/A              ****$168,659    ****6.00

     OTS regulations require that in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. For the Bank, this includes its $2.1 million investment in NW Financial at December 31, 2001, and $2.4 million at December 31, 2000.

     OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company. If the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year, does not exceed the Bank's net income of that year to date combined with the retained net income of the preceding two years, the Bank must file a notice of such proposed dividend with the OTS. At December 31, 2001, $35.2 million of the Bank's retained earnings were available for dividend declaration under this standard. Proposed capital distributions in excess of this retained net income standard are not prohibited but are merely subject to greater regulatory review through an application process.

     As of December 31, 2001 and 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank's category.

**** represents greater than or equal to.

                       MAF BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

     Employee Stock Ownership Plan (ESOP). The Mid America Bank, fsb ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company's stock. For the years ended December 31, 2001, 2000 and 1999, total contributions to the ESOP were $1.1 million, $1.0 million, and $960,000, respectively, which were expensed. The ESOP purchased 37,190, 60,078, and 42,308 of the Company's shares for the years ended December 31, 2001, 2000 and 1999, respectively.

     Profit Sharing Plan/401(k) Plan. The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax contributions of up to 15% of their compensation and after-tax contributions of up to 10% of compensation, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35%, up to a $1,200 maximum matching contribution per employee. The Bank, at its discretion, may make additional contributions. Employees' contributions vest immediately while the Bank's contributions vest gradually based on an employee's years of service. The Bank made discretionary and matching contributions of $1.0 million, $1.0 million, and $960,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

     Stock Option Plans. The Company and its shareholders have adopted stock option plans for the benefit of employees and directors of the Bank.

     The number of shares of common stock authorized under the combination of the MAF Bancorp 1990 Incentive Stock Option Plan and the MAF Bancorp 2000 Stock Option Plan ("Incentive Plans") is 4,027,791. Under each of these plans, the option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. A summary of the stock option activity and related information in these Incentive Plans follows:

                                                                         Year Ended December 31,
                                            -------------------------------------------------------------------------
                                                      2001                      2000                     1999
                                            -----------------------    ----------------------   ---------------------
                                                            Average                  Average                  Average
                                                           Exercise                 Exercise                 Exercise
                                                Shares       Price        Shares      Price       Shares       Price
                                            -----------    --------    -----------   --------   -----------  --------
Beginning of year                             1,218,955    $  20.01      1,578,677   $ 16.02      1,293,676   $  7.72
Granted                                         948,250       27.20         22,750     18.19        679,325     24.20
Exercised                                       (36,253)      17.10       (364,282)     2.38       (384,264)     2.32
Cancelled                                       (11,780)      24.91        (18,190)    24.18        (10,060)    25.11
                                              ---------      ------      ---------    ------      ---------     -----
End of year                                   2,119,172    $  23.25      1,218,955   $ 20.01      1,578,677   $ 16.02
                                              =========      ======      =========    ======      =========     =====
Options exercisable                           1,133,472       20.42        790,519     18.08        878,889      9.94
                                              =========      ======      =========    ======      =========     =====
Fair value of options
   granted during year                                      $ 11.52                   $ 6.95                  $  9.88
                                                             ======                   ======                    =====

     At December 31, 2001, options for 1,022,434 shares were available for grant under the Incentive Plans, which includes additions to the available shares of 193,126, representing shares surrendered in connection with stock option exercises. Cancelled shares also increase the number of shares available for grant under the Incentive Plans.

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

                                                        Year Ended December 31,
                         -----------------------------------------------------------------------------------
                                  2001                          2000                        1999
                         ----------------------      --------------------------     -----------------------
                                        Average                        Average                      Average
                                       Exercise                        Exercise                     Exercise
                          Shares        Price            Shares         Price        Shares          Price
                         --------      --------      ----------    ------------     --------      ----------
Beginning of year         517,359     $   19.57        519,359     $   19.54        416,612       $    16.54
Granted                         -             -              -             -        102,747            31.71
Exercised                 (17,989)        13.81         (2,000)        11.78              -                -
                         --------      --------      ---------       -------        -------         --------
End of year               499,370     $   19.78        517,359     $   19.57        519,359       $    19.54
                         ========      ========      =========       =======        =======         ========
Options exercisable       499,370         19.78        517,359         19.57        519,359            19.54
                         ========      ========      =========       =======        =======         ========
Fair value of options
   granted during year                $       -                    $       -                      $     7.96
                                       ========                      =======                        ========

     At December 31, 2001, no options were available for grant under the Premium Plan.

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

     A summary of the activity in these carryover stock options is as follows:

                                                        Year Ended December 31,
                         ----------------------------------------------------------------------------------
                                       2001                        2000                        1999
                         ----------------------      ------------------------       -----------------------
                                        Average                       Average                       Average
                                       Exercise                      Exercise                      Exercise
                          Shares        Price            Shares        Price          Shares        Price
                         --------      --------      ----------    ----------        --------     ---------
Beginning of year         82,069      $    4.78        141,066     $    4.51         282,603      $    4.80
Carryover options issued       -              -              -             -               -              -
Exercised                      -              -        (58,997)         4.14        (141,537)          5.09
                         -------       --------      ---------      --------         -------       --------
End of year               82,069      $    4.78         82,069     $    4.78         141,066      $    4.51
                         =======       ========      =========      ========         =======       ========
Options exercisable       82,069      $    4.78         82,069     $    4.78         141,066      $    4.51
                         =======       ========      =========      ========         =======       ========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Options Outstanding                              Options Exercisable
                       -----------------------------------------------------      ----------------------------------
                                      Weighted-Average      Weighted-Average                        Weighted-Average
   Range of              Options         Remaining              Exercise            Options             Exercise
Exercise Prices        Outstanding     Life (yrs.)               Price             Exercisable           Price
-------------------    -----------     -----------               -----             -----------          ------
$ 3.77  to  $ 12.43      468,093           1.99                $   8.20              468,093           $  8.20
 14.33  to    23.47      812,551           6.56                   20.27              649,308             19.81
 25.22  to    35.99    1,419,967           8.68                   27.63              597,510             27.97
                       ---------                                                   ---------
                       2,700,611           6.89                $  22.05            1,714,911           $ 19.48
                       =========         ======                  ======            =========             =====

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

                                                        Year Ended December 31,
                                         ----------------------------------------------
                                           2001               2000               1999
                                         --------           --------           --------
                                          (Dollars in thousands, except per share data)

Net income                  As reported  $ 59,475             56,559             51,545
                            Pro-forma      55,949             53,780             49,196
Basic earnings per share    As reported      2.62               2.43               2.13
                            Pro-forma        2.47               2.31               2.03
Diluted earnings per share  As reported      2.56               2.40               2.07
                            Pro-forma    $   2.47               2.27               1.97
                                          =======           ========           ========

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2001, 2000, and 1999, respectively: dividend yield of 1.63%, 2.21%, and 1.37%; expected volatility of 32.7%, 27.8%, and 26.7%; risk-free interest rates of 5.09%, 6.28%, and 5.51%; expected life of 10 years for each period.

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

     Supplemental Executive Retirement Plan. The Bank sponsors a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994, or such later date that a participant enters the plan. In most cases, ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement benefit payable is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant's accrued benefit at the time of death. The plan is unfunded, however, the Company funds life insurance policies that may be used to satisfy obligations of the SERP.

                             MAF BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table sets forth the change in benefit obligations and the related assumptions for the SERP for the periods indicated:

                                                                                       Year Ended December 31,
                                                                                -----------------------------------
                                                                                  2001          2000         1999
                                                                                 -------      -------       -------
                                                                                           (In thousands)
Projected benefit obligation - beginning of year                               $  2,209         1,552         1,298
Service cost                                                                        431           351           386
Interest cost                                                                       169           125            96
Actuarial (gains) losses                                                            156           186          (223)
Benefits paid                                                                        (5)           (5)           (5)
                                                                                 -------      -------       -------
Projected benefit obligation - end of year                                     $  2,960         2,209         1,552
                                                                                 =======      =======       =======
Funded status                                                                    (2,960)       (2,209)       (1,552)
Unrecognized (gain) loss                                                            300           143           (42)
                                                                                 -------       ------       -------
Prepaid (accrued) benefit cost                                                 $ (2,660)       (2,066)       (1,594)
                                                                                 =======      =======       =======

Weighted average assumptions:
Discount rate                                                                      7.50%         8.00         7.00
Rate of compensation increase                                                      5.00          5.00         5.00
                                                                                =======       =======       ======

     The following sets forth the components of the net periodic benefit cost related to the SERP:

                                                                                        Year Ended December 31,
                                                                                   --------------------------------
                                                                                    2001         2000        1999
                                                                                   ------       -------     -------
                                                                                            (In thousands)
Service cost                                                                     $    431           351         386
Interest cost                                                                         169           125          96
Unrecognized net  (gain) loss                                                           -             -          10
                                                                                   ------       -------     -------
Net periodic benefit cost                                                        $    600           476         492
                                                                                   ======       =======     =======

18.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
       CONCENTRATIONS OF CREDIT RISK

       The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the financial statements.

       Commitments to originate and purchase loans of $478.9 million at December 31, 2001, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $335.4 million were fixed-rate, with rates ranging from 5.00% to 8.375%, and $143.5 million were adjustable-rate loans. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. At December 31, 2001, forward commitments to sell mortgage loans for future delivery were

                             MAF BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$195.9 million, of which $161.1 million are related to loans held for sale, and $34.8 million are unfunded as of December 31, 2001.

       The Bank has approved, but unused, home equity lines of credit of $254.7 million at December 31, 2001. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the home's current appraised value, less existing liens, at a commensurately higher interest rate. In addition, the Bank has $11.1 million in approved but unused commercial business lines.

       At December 31, 2001, the Bank had standby letters of credit totaling $15.5 million. Two of these standby letters of credit total $13.3 million, and enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. At December 31, 2001, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and fair value of $22.6 million and $23.8 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer, as performance under the letters of credit creates a first position lien in favor of the Bank. Additionally, at December 31, 2001, the Company had standby letters of credit totaling $9.0 million, which ensure the completion of land development improvements on behalf of MAF Developments, Inc.

       The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At December 31, 2001, the Bank had $6.6 million of credit risk on loans sold. Additionally, the Bank had a $2.6 million layer of credit risk related to loans with insurance in force.

       In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. The Bank's loan portfolio primarily consists of loans within its market area. At December 31, 2001 and 2000, loans representing 94.3% and 94.1%, respectively, of the Bank's total loans receivable were located in the State of Illinois.

                             MAF BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19.    PARENT COMPANY ONLY FINANCIAL INFORMATION

       The information as of December 31, 2001, and 2000, and for the years ended December 31, 2001, 2000, and 1999, presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

                                                                                              December 31,
                                                                                      -----------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION                                               2001              2000
                                                                                      ----------         ----------
                                                                                              (In thousands)
Assets:
   Cash and cash equivalents                                                          $    8,027            2,940
   Investment securities                                                                   8,808            8,957
   Equity in net assets of subsidiaries                                                  488,349          410,777
   Other assets                                                                            2,879            3,861
                                                                                        --------          -------
                                                                                      $  508,063          426,535
                                                                                        ========          =======

Liabilities and Stockholders' Equity:
  Liabilities:
   Borrowed funds                                                                     $   65,000           33,400
   Accrued expenses                                                                        7,190            5,406
                                                                                        --------          -------
   Total liabilities                                                                      72,190           38,806
                                                                                        --------          -------
  Stockholders' equity:
   Common stock                                                                              254              254
   Additional paid-in capital                                                            201,468          198,068
   Retained earnings, substantially restricted                                           286,742          237,867
   Stock in Gain Deferral Plan                                                               511              511
   Accumulated other comprehensive income                                                  3,672            1,435
   Treasury stock                                                                        (56,774)         (50,406)
                                                                                        --------          -------
   Total stockholders' equity                                                            435,873          387,729
                                                                                        --------          -------
                                                                                      $  508,063          426,535
                                                                                        ========          =======

                     MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                               Year Ended December 31,
                                                                         -----------------------------------
CONDENSED STATEMENTS OF OPERATIONS                                          2001          2000        1999
                                                                         ---------      --------    --------
                                                                                     (In thousands)

Dividend income from subsidiaries                                      $    54,084        20,000      35,000
Interest income                                                                643           564       1,360
Interest expense                                                             1,978         2,775       2,436
                                                                         ---------      --------    --------
  Net interest and dividend income                                          52,749        17,789      33,924
Gain on sale of investments, net                                               472           256       1,330
Non-interest expense                                                         2,017         1,911       1,872
                                                                         ---------      --------    --------
  Net income before income tax benefit and equity in
   undistributed earnings of subsidiaries                                   51,204        16,134      33,382
Income tax benefit                                                          (1,173)       (1,595)       (743)
                                                                         ---------      --------    --------
  Net income before equity in undistributed                                 52,377        17,729      34,125
   earnings of subsidiaries
Equity in undistributed earnings of subsidiaries                             7,098        38,830      17,420
                                                                         ---------      --------    --------
  Net income                                                           $    59,475        56,559      51,545
                                                                         =========      ========    ========

                                                                               Year Ended December 31,
                                                                         -----------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                          2001            2000      1999
                                                                         ---------        --------  --------
                                                                                    (In thousands)
Operating activities:
  Net income                                                           $    59,475        56,559      51,545
  Equity in undistributed earnings of subsidiaries                          (7,098)      (38,830)    (17,420)
  Gain on sale of investment securities                                       (472)         (256)     (1,330)
  Net decrease (increase) in other assets and liabilities,
   net of effects from acquisitions                                            377         4,932      (1,816)
                                                                         ---------      --------    --------
   Net cash provided by operating activities                                52,282        22,405      30,979
Investing activities:
  Proceeds from sale of investment securities                                4,104         2,201       7,036
  Loans to subsidiaries less repayments                                        109             -           -
  Purchases of investment securities                                        (2,735)       (1,631)     (2,676)
  Payment for acquisitions, net of cash acquired                           (53,904)            -           -
                                                                         ---------      --------    --------
   Net cash provided by (used in) investing activities                     (52,426)          570       4,360
Financing activities:
  Proceeds from exercise of stock options                                      832           221         893
  Proceeds from borrowings                                                  71,000        15,000      21,000
  Repayment of borrowings                                                  (39,400)      (11,500)    (24,100)
  Purchase of treasury stock                                               (17,301)      (19,071)    (35,147)
Cash dividends paid                                                         (9,900)       (8,822)     (7,610)
                                                                         ---------      --------    --------
  Net cash provided by (used in) financing activities                        5,231       (24,172)    (44,964)
                                                                         ---------      --------    --------
  Increase (decrease) in cash and cash equivalents                           5,087        (1,197)     (9,625)
Cash and cash equivalents at beginning of year                               2,940         4,137      13,762
                                                                         ---------      --------    --------
Cash and cash equivalents at end of year                               $     8,027         2,940       4,137
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

     The Company operates two separate lines of business. The Bank operates primarily as a retail consumer bank, participating in mortgage loan portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of acquiring, obtaining necessary zoning and regulatory approvals and improving of raw land into developed residential lots for resale to builders. Selected segment information is included in the table below:

                                                            Year Ended December 31, 2001
                                              --------------------------------------------------------
                                                Retail       Land                        Consolidated
                                               Banking    Development     Eliminations       Total
                                               -------    -----------     ------------     ---------
                                                                 (In thousands)

Interest income                            $   345,767                -          (31)       345,736
Interest expense                               214,321              199          (31)       214,489
                                               -------         --------     --------      ---------
  Net interest income (expense)                131,446             (199)           -        131,247
Non-interest income                             35,634           11,484            -         47,118
Non-interest expense                            82,547              877            -         83,424
                                               -------         --------     --------      ---------
Income before income taxes                      84,533           10,408            -         94,941
Income tax expense                              31,338            4,128            -         35,466
                                               -------         --------     --------      ---------
Net income                                 $    53,195            6,280            -         59,475
                                               =======         ========     ========      =========
Average assets                             $ 5,203,707           10,768            -      5,214,475
                                             =========         ========     ========      =========

                                                            Year Ended December 31, 2000
                                              --------------------------------------------------------
                                                Retail       Land                        Consolidated
                                               Banking    Development     Eliminations       Total
                                               -------    -----------     ------------     ---------
                                                                 (In thousands)
Interest income                            $   343,319                -         (216)       343,103
Interest expense                               217,173              216         (216)       217,173
                                               -------         --------     --------      ---------
  Net interest income                          126,146             (216)           -        125,930
Provision for loan losses                        1,500                -            -          1,500
                                               -------         --------     --------      ---------
  Net interest income after provision          124,646             (216)           -        124,430
Non-interest income                             27,907            9,536            -         37,443
Non-interest expense                            72,251              752            -         73,003
                                               -------         --------     --------      ---------
Income before income taxes                      80,302            8,568            -         88,870
Income tax expense                              28,912            3,399            -         32,311
                                               -------         --------     --------      ---------
Net income                                 $    51,390            5,169            -         56,559
                                               =======         ========     ========      =========
Average assets                             $ 4,936,570           11,662            -      4,948,232
                                             =========         ========     ========      =========

                       MAF BANCORP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                      Year Ended December 31, 1999
                                      -----------------------------------------------------
                                       Retail        Land                      Consolidated
                                      Banking      Development   Eliminations      Total
                                      -------      -----------   ------------  ------------
                                                 (In thousands)
Interest income                      $  286,457               -       (1,365)       285,092
Interest expense                        168,401           1,365       (1,365)       168,401
                                        -------          ------       ------        -------
  Net interest income                   118,056          (1,365)           -        116,691
Provision for loan losses                 1,100               -            -          1,100
                                        -------          ------       ------        -------
  Net interest income after provision   116,956          (1,365)           -        115,591
Non-interest income                      25,214           9,630            -         34,844
Non-interest expense                     66,885             795            -         67,680
                                        -------          ------       ------        -------
Income before income taxes               75,285           7,470            -         82,755
Income tax expense                       28,247           2,963            -         31,210
                                        -------          ------       ------        -------
Net income                           $   47,038           4,507            -         51,545
                                        =======          ======       ======      =========
Average assets                       $4,259,190          24,501            -      4,283,691
                                      =========          ======       ======      =========

21. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are set forth in the following table below.

                                       December 31, 2001                December 31, 2000
                                     --------------------------     -------------------------
                                      Carrying          Fair         Carrying          Fair
                                       Amount          Value           Amount          Value
                                     ----------      ----------     ---------       ---------
                                                          (In thousands)
Financial assets:
     Cash and cash equivalents       $    224,672         224,672       270,520         270,520
     Investment securities                487,542         487,542       271,902         272,559
     Mortgage-backed securities           140,897         142,158       104,385         103,221
     Loans receivable                   4,447,575       4,553,845     4,328,114       4,353,349
     Interest receivable                   28,761          28,761        27,888          27,888
                                        ---------       ---------     ---------       ---------
        Total financial assets       $  5,329,447       5,436,978     5,002,809       5,027,537
                                        =========       =========     =========       =========

Financial liabilities:
     Non-maturity deposits           $  1,841,016       1,841,016     1,359,103       1,359,103
     Deposits with stated maturities    1,716,981       1,736,553     1,615,110       1,619,670
     Borrowed funds                     1,470,500       1,535,300     1,728,900       1,741,300
     Interest payable                       7,153           7,153         9,314           9,314
                                        ---------       ---------     ---------       ---------
        Total financial liabilities  $  5,035,650       5,120,022     4,712,427       4,729,387
                                        =========       =========     =========       =========

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

     Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 2001 and 2000, the fair value of the Bank's mortgage loan commitments of $478.9 million and $320.7 million, respectively, was $(2.0) million and $5.8 million, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 2001 and 2000.

                       MAF BANCORP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (END)

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following are the consolidated results of operations on a quarterly basis:

                                                                         Year Ended December 31, 2001
                                                               -----------------------------------------------
                                                                First       Second        Third       Fourth
                                                               Quarter      Quarter      Quarter      Quarter
                                                               -------      -------      -------      -------
                                                               (Dollars in thousands, except per share amounts)
Interest income                                             $   89,147       87,907       85,301        83,381
Interest expense                                                56,649       56,056       53,010        48,774
                                                               -------      -------      -------      --------
   Net interest income                                          32,498       31,851       32,291        34,607
Provision for loan losses                                            -            -            -             -
                                                               -------      -------      -------      --------
   Net interest income after provision for loan losses          32,498       31,851       32,291        34,607
Net gain on sale of assets                                       1,036        2,443        2,970         3,466
Income from real estate operations                               3,349        1,321          799         6,015
Other non-interest income                                        5,474        6,737        6,323         7,185
Non-interest expense                                            19,948       20,247       20,734        22,495
                                                               -------      -------      -------      --------
   Income before income taxes                                   22,409       22,105       21,649        28,778
Income tax expense                                               8,331        8,225        8,002        10,908
                                                               -------      -------      -------      --------
   Net income                                               $   14,078       13,880       13,647        17,870
                                                               =======       ======      =======      ========
Basic earnings per share                                    $      .61          .61          .61           .79
                                                               =======      =======      =======       =======
Diluted earnings per share                                  $      .60          .60          .59           .77
                                                               =======      =======      =======       =======
Cash dividends declared per share                           $      .10          .12          .12           .12
                                                               =======      =======      =======       =======
Stock price information:
   High                                                     $    29.00        31.25        32.73         30.25
   Low                                                           24.81        25.69        24.30         26.10
   Close                                                         27.38        30.70        28.66         29.50

                                                                         Year Ended December 31, 2000
                                                               -----------------------------------------------
                                                                First       Second        Third       Fourth
                                                               Quarter      Quarter      Quarter      Quarter
                                                               -------      -------      -------      -------
                                                               (Dollars in thousands, except per share amounts)
Interest income                                             $   80,091       84,631       88,310        90,071
Interest expense                                                49,548       52,570       56,475        58,580
                                                               -------      -------      -------      --------
   Net interest income                                          30,543       32,061       31,835        31,491
Provision for loan losses                                          300          300          500           400
                                                               -------      -------      -------      --------
   Net interest income after provision for loan losses          30,243       31,761       31,335        31,091
Net gain (loss) on sale of assets                                  262         (421)       4,586           937
Income from real estate operations                               2,475        2,701        2,625         1,735
Other non-interest income                                        5,022        5,538        5,975         6,008
Non-interest expense                                            17,686       17,997       18,438        18,882
                                                               -------      -------      -------      --------
   Income before income taxes                                   20,316       21,582       26,083        20,889
Income tax expense                                               7,207        7,911        9,570         7,623
                                                               -------      -------      -------      --------
   Net income                                               $   13,109       13,671       16,513        13,266
                                                               =======      =======      =======      ========
Basic earnings per share                                    $      .55          .59          .71           .57
                                                               =======      =======      =======      ========
Diluted earnings per share                                  $      .55          .58          .71           .57
                                                               =======      =======      =======      ========
Cash dividends declared per share                           $      .09          .10          .10           .10
                                                               =======      =======      =======      ========
Stock price information:
   High                                                     $    21.00        19.94        25.00         30.00
   Low                                                           15.50        15.50        17.88         20.50
   Close                                                         16.19        18.19        24.88         28.44

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
MAF Bancorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Chicago, Illinois
January 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the registrant is included in the registrant's proxy statement under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the registrant included in this Form 10-K is included in "Item 1. Business." Information regarding beneficial ownership reporting compliance is included in the registrant's proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and the information included therein is incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     Information regarding compensation of executive officers and directors is included in the registrant's proxy statement under the headings "Directors Compensation," "Executive Compensation - Summary Compensation Table," "Executive Compensation - Compensation Committee Interlocks and Insider Participation," "Employment and Special Termination Agreements," "Supplemental Executive Retirement Plan," "Option Plans," and "Long Term Incentive Plan," and the information included therein is incorporated herein by reference.

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

             Consolidated Statements of Financial Condition at December 31, 2001 and 2000.

             Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

             Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

             Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

     (a)(3)  EXHIBITS

             The following exhibits are either filed as part of this report or are incorporated herein by reference:

             Exhibit No. 3.  Certificate of Incorporation and By-laws.

             3.1 Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K dated December 19, 2000).

             3.2 Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's March 31, 2001 Form 10-Q).

             Exhibit No. 10.  Material Contracts

             10.1 Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1992 Form 10-K).*

             10.2 MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q and to Exhibit A to Registrant's Proxy Statement, dated
                      March 23, 1998, relating to the 1998 Annual Meeting of Shareholders, File No. 0-18121).*

             10.3     Amendment dated May 23, 2000 to the MAF Bancorp,
                      Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 2000 Form 10-K).*

             10.4 MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q and to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).*

             10.5 Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein be reference to Exhibit No. 10 to Registrant's December 31, 2000 Form 10-K).*

             10.6 Credit Agreement dated as of November 30, 2001, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

             10.7 Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30,
                      1990 Form 10-K).*

             10.8 Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 2001 Form 10-Q).*

             10.9 Mid America Bank, fsb Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

             10.10 Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1997 Form 10-K).*

             10.11    MAF  Bancorp,  Inc.  Executive  Annual  Incentive  Plan.
                     (Incorporated  herein by reference to Exhibit No. 10 to
                      Registrant's  June 30, 1994 Form 10-K).*

             10.12 Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 2000 Form 10-K).*

             10.13 MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1999 Form 10-K).*

             10.14 Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 2000 Form 10-K).*

             10.15 Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).*

             10.16 Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant's March 31, 2001 Form 10-Q).*

             10.17 Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*

             10.18 Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*

             10.19 Employment Agreement, as amended, between David C. Burba and MAF Bancorp, Inc. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1999 Form 10-K).*

             10.20 Amendment dated October 19, 2001 to the Employment Agreement, as amended, between David C. Burba and MAF Bancorp, Inc. and the Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba.*

             10.21 Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers.*

             10.22 Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers.*

             10.23 Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant's December 31, 1998 Form 10-K).*

             10.24 Westco Bancorp, Inc. 1992 Incentive Stock Option Plan, as amended (Incorporated herein by reference to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed by Westco Bancorp, Inc. with the Commission on March 17, 1995, Registration Statement No. 33-54764 and to Exhibit 99.2 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4, Registration Statement No. 333-66693).*

             10.25 MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 1999 Form 10-Q).*

             10.26 Amendment dated March 27, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant's March 31, 2001 Form 10-Q).*

             10.27 Amendment dated February 26, 2002 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan.*

             10.28 MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant's September 30, 1999 Form 10-Q).*

             10.29 Amendment dated May 16, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant's June 30, 2001 Form 10-Q).*

             10.30 MAF Bancorp, Inc. 2000 Stock Option Plan (Incorporated herein by reference to Exhibit B filed as part of Registrant's Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders, File No. 0-18121).*
             -------------------
             * Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

     Exhibit No. 11. Statement re: Computation of Per Share Earnings for the periods indicated:

                                                                  Year Ended December 31,
                                                        ----------------------------------------
                                                             2001          2000          1999
                                                        -----------   -----------    -----------
Net income                                          $    59,475,000    56,559,000    51,545,000
                                                        ===========   ===========    ==========

Weighted average common shares outstanding               22,691,053    23,311,135    24,253,946
                                                        ===========    ==========    ==========

Basic earnings per share                            $          2.62          2.43          2.13
                                                               ====          ====          ====

Weighted average common shares outstanding               22,691,053    23,311,135     24,253,946

Common stock equivalents due to dilutive
effect of stock options                                     504,270       275,457        676,667
                                                        -----------   -----------    -----------

Total weighted average common shares
and equivalents outstanding for
diluted computation                                      23,195,323    23,586,592     24,930,613
                                                        ===========    ==========     ==========

Diluted earnings per share                          $          2.56          2.40           2.07
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

     Exhibit No. 23.  Consent of KPMG LLP

     Exhibit No. 24.  Power of Attorney (Included on Signature Page)

(b)     Reports on Form 8-K

        On October 18, 2001, MAF Bancorp, Inc. announced its 2001 third quarter earnings results.

        On December 3, 2001, MAF Bancorp, Inc. announced the consummation of the merger between MAF Bancorp, Inc. and Mid Town Bancorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAF Bancorp, Inc.
                                                ----------------------------
                                                       (Registrant)

                                       By:         /s/ Allen H. Koranda
                                                ----------------------------
                                                     Allen H. Koranda
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                       March 8, 2002
                                                ----------------------------
                                                          (Date)

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

By:         /s/ Allen H. Koranda                       March 8, 2002
    ----------------------------------          ----------------------------
              Allen H. Koranda                            (Date)
          Chairman of the Board and
           Chief Executive Officer
        (Principal Executive Officer)

By:        /s/ Jerry A. Weberling                      March 8, 2002
     ---------------------------------          ----------------------------
             Jerry A. Weberling                           (Date)
        Executive Vice President and
    Chief Financial Officer and Director
        (Principal Financial Officer)

By:         /s/ Christine Roberg                       March 8, 2002
     ---------------------------------          ----------------------------
              Christine Roberg                            (Date)
            First Vice President
               and Controller
       (Principal Accounting Officer)

By:        /s/ Robert Bowles, M.D.                     March 8, 2002
     ---------------------------------          ----------------------------
             Robert Bowles, M.D.                          (Date)
                  Director

By:          /s/ David C. Burba                        March 8, 2002
     ---------------------------------          ----------------------------
               David C. Burba                             (Date)
                  Director

By:             /s/ Terry Ekl                          March 8, 2002
     ---------------------------------          ----------------------------
                  Terry Ekl                               (Date)
                  Director

By:          /s/ Joe F. Hanauer                        March 8, 2002
     ---------------------------------          ----------------------------
               Joe F. Hanauer                             (Date)
                  Director

By:          /s/ Kenneth Koranda                       March 8, 2002
     ---------------------------------          ----------------------------
               Kenneth Koranda                            (Date)
                  Director

By:          /s/ Henry Smogolski                       March 8, 2002
     ---------------------------------          ----------------------------
               Henry Smogolski                            (Date)
                  Director

By:        /s/ F. William Trescott                     March 8, 2002
     ---------------------------------          ----------------------------
             F. William Trescott                          (Date)
                  Director

By:           /s/ Lois B. Vasto                        March 8, 2002
     ---------------------------------          ----------------------------
                Lois B. Vasto                             (Date)
                  Director

By:          /s/ Andrew J. Zych                        March 8, 2002
     ---------------------------------          ----------------------------
               Andrew J. Zych                             (Date)
                  Director