Form 10-Q
period 2002-03-31
MAF BANCORP INC
filed 2002-05-15
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 23,128,111 at May 10, 2002.

================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

Index
-----

Part I.    Financial Information                                                       Page
-------    ---------------------                                                       ----
Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of March 31, 2002 and December 31, 2001 (unaudited)...................     3

           Consolidated Statements of Operations for the Three
           Months Ended March 31, 2002 and 2001 (unaudited).........................     4

           Consolidated Statement of Changes in Stockholders' Equity
           for the Three Months Ended March 31, 2002 (unaudited)....................     5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2002 and 2001 (unaudited)...................     6

           Notes to Unaudited Consolidated Financial Statements (unaudited).........     8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................................    13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............    28

Part II.   Other Information
--------   -----------------

Item 1.    Legal Proceedings........................................................    29

Item 2.    Changes in Securities....................................................    29

Item 3.    Defaults Upon Senior Securities..........................................    29

Item 4.    Submission of Matters to a Vote of Security Holders......................    29

Item 5.    Other Information........................................................    29

Item 6.    Exhibits and Reports on Form 8-K.........................................    30

           Signature Page...........................................................    31

                          Part I. Financial Information

                          Item 1. Financial Statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           March 31,    December 31,
                                                                             2002           2001
                                                                          ----------    ------------
Assets
------
Cash and due from banks                                                   $   99,208        82,540
Interest-bearing deposits                                                    112,348        29,367
Federal funds sold                                                           167,360       112,765
                                                                          ----------     ---------
     Total cash and cash equivalents                                         378,916       224,672
                                                                          ----------     ---------

Investment securities available for sale, at fair value                      348,599       355,461
Stock in Federal Home Loan Bank of Chicago, at cost                          133,994       132,081
Mortgage-backed securities available for sale, at fair value                 219,191       142,158
Loans receivable held for sale                                                45,296       161,105
Loans receivable, net of allowance for losses of $19,554 and $19,607       4,206,391     4,286,470
Accrued interest receivable                                                   27,511        28,761
Foreclosed real estate                                                         2,170         1,405
Real estate held for development or sale                                      12,265        12,993
Premises and equipment, net                                                   65,276        63,815
Other assets                                                                  74,622        80,448
Goodwill, net of accumulated amortization of $12,643 and $12,480              95,224        96,851
Core deposit intangibles, net of accumulated amortization of
  $7,552 and $7,128                                                            8,395         8,819
                                                                          ----------     ---------
                                                                          $5,617,850     5,595,039
                                                                          ==========     =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits                                                               $3,647,659     3,557,997
   Borrowed funds                                                          1,390,500     1,470,500
   Advances by borrowers for taxes and insurance                              41,366        38,484
   Accrued expenses and other liabilities                                     88,113        92,185
                                                                          ----------     ---------
     Total liabilities                                                     5,167,638     5,159,166
                                                                          ----------     ---------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none outstanding                                                    --            --
   Common stock, $.01 par value;
      authorized 80,000,000 shares; 25,420,650 shares issued;
      23,093,274 and 22,982,634 shares outstanding                               254           254
   Additional paid-in capital                                                202,936       201,468
   Retained earnings, substantially restricted                               298,405       286,742
   Stock in gain deferral plan; 223,453 shares                                   511           511
   Accumulated other comprehensive income                                      2,534         3,672
   Treasury stock, at cost; 2,550,829 and 2,661,469 shares                   (54,428)      (56,774)
                                                                          ----------     ---------
     Total stockholders' equity                                              450,212       435,873
                                                                          ----------     ---------
                                                                          $5,617,850     5,595,039
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

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    ------
Interest income:
   Loans receivable                                           $72,005    80,083
   Mortgage-backed securities available for sale                2,372     1,660
   Investment securities available for sale                     5,816     4,930
   Interest-bearing deposits and federal funds sold             1,363     2,474
                                                              -------    ------
        Total interest income                                  81,556    89,147
                                                              -------    ------
Interest expense:
   Deposits                                                    25,546    31,510
   Borrowed funds                                              20,046    25,139
                                                              -------    ------
        Total interest expense                                 45,592    56,649
                                                              -------    ------
        Net interest income                                    35,964    32,498
Provision for loan losses                                          --        --
                                                              -------    ------
        Net interest income after provision for loan losses    35,964    32,498
Non-interest income:
   Gain on sale of:
     Loans receivable                                           2,340       691
     Investment securities                                        465       170
     Foreclosed real estate                                        27       175
   Deposit account service charges                              4,824     3,426
   Income from real estate operations                           2,897     3,349
   Brokerage commissions                                          603       545
   Loan servicing fee expense                                     (40)
                                                                           (263)
   Other                                                        2,558     1,766
                                                              -------    ------
        Total non-interest income                              13,674     9,859
                                                              -------    ------
Non-interest expense:
   Compensation and benefits                                   14,226    11,341
   Office occupancy and equipment                               2,867     2,224
   Advertising and promotion                                    1,187     1,248
   Data processing                                                999       764
   Federal deposit insurance premiums                             174       155
   Amortization of goodwill                                       163       811
   Amortization of core deposit intangibles                       424       340
   Other                                                        3,704     3,065
                                                              -------    ------
        Total non-interest expense                             23,744    19,948
                                                              -------    ------
        Income before income taxes                             25,894    22,409
Income tax expense                                              9,351     8,331
                                                              -------    ------
        Net income                                            $16,543    14,078
                                                              =======    ======

Basic earnings per share                                      $   .72       .61
                                                              =======    ======
Diluted earnings per share                                    $   .70       .60
                                                              =======    ======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Three Months Ended March 31, 2002
                                                  ------------------------------------------------------------------------------
                                                                                    Accumulated    Stock in
                                                           Additional                 other          gain
                                                  Common    paid-in     Retained   comprehensive   deferral   Treasury
                                                   stock    capital     earnings      income         plan      stock      Total
                                                  ------   ----------   --------   -------------   --------   --------   -------
Balance at December 31, 2001                       $254     201,468     286,742        3,672         511      (56,774)   435,873
                                                   ----     -------     -------       ------         ---      -------    -------
Comprehensive income:
  Net income                                         --          --      16,543           --          --           --     16,543
  Other comprehensive income, net of tax:
    Unrealized holding loss during the period        --          --          --         (841)         --           --       (841)
    Less:  reclassification adjustment of gains
      included in net income                         --          --          --         (297)         --           --       (297)
                                                   ----     -------     -------       ------         ---      -------    -------
  Total comprehensive income                         --          --      16,543       (1,138)         --           --     15,405
                                                   ----     -------     -------       ------         ---      -------    -------
Exercise of 112,294 stock options and
  reissuance of treasury stock                       --          --      (1,447)          --          --        2,397        950
Impact of exercise of acquisition carry-over
  options                                            --       1,413          --           --          --           --      1,413
Tax benefits from stock-related compensation         --          55          --           --          --           --         55
Purchase of treasury stock                           --          --          --           --          --          (51)       (51)
Cash dividends declared, ($.15 per share)            --          --      (3,468)          --          --           --     (3,468)
Dividends paid to gain deferral plan                 --          --          35           --          --           --         35
                                                   ----     -------     -------       ------         ---      -------    -------
Balance at March 31, 2002                          $254     202,936     298,405        2,534         511      (54,428)   450,212
                                                   ====     =======     =======       ======         ===      =======    =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                  2002       2001
                                                                               ---------   --------
Operating activities:
Net income                                                                     $  16,543     14,078
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                             1,344      1,201
         FHLB of Chicago stock dividend                                           (1,913)    (1,700)
         Deferred income tax benefit                                              (8,139)      (300)
         Amortization of intangible assets                                           587      1,151
         Amortization of premiums, discounts, and deferred loan fees               2,063      1,354
         Net gain on sale of loans receivable                                     (2,340)      (691)
         Net gain on sale of investment securities                                  (465)      (170)
         Net gain on real estate held for development or sale                     (2,897)    (3,349)
         Increase in accrued interest receivable                                   1,250        249
         Net decrease in other assets and liabilities                             10,196      4,578
   Loans originated for sale                                                    (248,363)  (247,378)
   Sale of loans originated for sale                                             363,710    125,987
                                                                               ---------   --------
               Net cash provided by (used in) operating activities               131,576   (104,990)
                                                                               ---------   --------
Investing activities:
   Loans receivable originated for investment                                   (430,303)  (267,196)
   Principal repayments on loans receivable                                      511,278    350,032
   Principal repayments on mortgage-backed securities                             11,575      5,826
   Proceeds from maturities of investment securities available for sale           32,199     13,318
   Proceeds from sale of:
      Investment securities available for sale                                       465      1,630
      Real estate held for development or sale                                     8,028     12,183
   Purchases of:
      Investment securities available for sale                                   (29,989)   (56,143)
      Mortgage-backed securities available for sale                              (86,037)   (11,279)
      Real estate held for development or sale                                    (2,586)    (1,104)
      Premises and equipment                                                      (2,805)    (1,192)
                                                                               ---------   --------
Net cash provided by investing activities                                      $  11,825     46,075
                                                                               ---------   --------

                                                                     (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 2002        2001
                                                                               --------    --------
Financing activities:
   Proceeds from FHLB of Chicago advances                                      $     --      80,000
   Proceeds from unsecured line of credit                                            --       6,000
   Repayment of FHLB of Chicago advances                                        (80,000)   (130,000)
   Proceeds from exercise of stock options                                          950         287
   Purchase of treasury stock                                                       (51)     (9,812)
   Cash dividends                                                                (2,726)     (2,288)
   Net increase in deposits                                                      89,788      93,018
   Increase in advances by borrowers for taxes and insurance                      2,882       6,870
                                                                               --------    --------
      Net cash provided by financing activities                                  10,843      44,075
                                                                               --------    --------
Increase (decrease) in cash and cash equivalents                                154,244     (14,840)
Cash and cash equivalents at beginning of period                                224,672     270,520
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $378,916     255,680
                                                                               ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest on deposits and borrowed funds                                  $ 45,786      55,658
      Income taxes                                                                  451          --
Summary of non-cash transactions:
   Transfer of loans receivable to foreclosed real estate                         1,029         877
   Loans receivable swapped into mortgage-backed securities                      13,624      19,668
   Investments securities held-to-maturity transferred to available-for-sale         --      12,633
   Mortgage-backed securities held-to-maturity transferred to
      available-for-sale                                                             --      80,301
                                                                               ========    ========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc. ("MAFD"), as of and for the three month periods ended March 31, 2002 and 2001 and as of December 31, 2001. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                            Three Months Ended March 31,
                                 ---------------------------------------------------------------------------------
                                                   2002                                   2001
                                 ---------------------------------------   ---------------------------------------
                                   Income         Shares       Per-Share      Income        Shares       Per-Share
                                 (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                 -----------   -------------   ---------   -----------   -------------   ---------
                                                  (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
    common shareholders           $16,543       23,014,821       $.72        $14,078      23,018,672       $.61
                                  =======                        ====        =======                       ====
Effect of dilutive securities:
  Stock options                                    561,199                                   474,394
                                                ----------                                ----------
Diluted earnings per share:
  Income available to common
    shareholders plus assumed
      conversions                 $16,543       23,576,020       $.70        $14,078      23,493,066       $.60
                                  =======      ===========       ====        =======      ==========       ====

(3)  Commitments and Contingencies

     At March 31, 2002, the Bank had outstanding commitments to originate and purchase loans of $535.1 million, of which $290.8 million were fixed-rate loans and $244.3 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $203.0 million of these commitments, of which $95.0 million were fixed rate loans, with rates ranging from 5.5% to 8.5% and $108.9 million were adjustable rate loans with rates ranging from 4.75% to 8.25%. At March 31, 2002, commitments to sell loans were $94.7 million.

     At March 31, 2002, the Bank had outstanding standby letters of credit totaling $14.5 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $7.1 million related to real estate development improvements.

(4)  Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(5)  Reclassifications

     Certain reclassifications of 2001 amounts have been made to conform with the current period presentation.

(6)  Segment Information

     The Company utilizes the "management approach" for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

     The Company operates two separate lines of business. Our Bank segment includes all of our banking activities. The Bank operates as a retail bank, participating in primarily residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the tables below:

                                  At or For the Three Months Ended March 31, 2002
                             -------------------------------------------------------
                                             Land                       Consolidated
                              Banking     Development   Eliminations       Total
                             ----------   -----------   ------------   -------------
                                                   (In thousands)
Interest income              $   81,556          --          --             81,556
Interest expense                 45,562          30          --             45,592
                             ----------      ------          --          ---------
  Net interest income            35,994         (30)         --             35,964
Non-interest income              10,777       2,897          --             13,674
Non-interest expense             23,367         377          --             23,744
                             ----------      ------          --          ---------
Income before income taxes       23,404       2,490          --             25,894
Income tax expense                8,366         985          --              9,351
                             ----------      ------          --          ---------
Net income                   $   15,038       1,505          --             16,543
                             ==========      ======          ==          =========
Average assets               $5,571,154      15,475          --          5,586,629
                             ==========      ======          ==          =========

                                  At or For the Three Months Ended March 31, 2001
                             --------------------------------------------------------
                                             Land                       Consolidated
                              Banking     Development   Eliminations        Total
                             ---------    -----------   ------------   --------------
                                                (In thousands)
Interest income              $   89,159          --         (12)            89,147
Interest expense                 56,604          57         (12)            56,649
                             ----------      ------          --          ---------
  Net interest income            32,555         (57)         --             32,498
Non-interest income               6,510       3,349          --              9,859
Non-interest expense             19,602         346          --             19,948
                             ----------      ------          --          ---------
Income before income taxes       19,463       2,946          --             22,409
Income tax expense                7,162       1,169          --              8,331
                             ----------      ------          --          ---------
Net income                   $   12,301       1,777          --             14,078
                             ==========      ======         ===          =========
Average assets               $5,114,236      14,421          --          5,128,657
                             ==========      ======         ===          =========


(7)  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 141, "Business Combinations," that eliminates the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. The Company followed this pronouncement in accounting for its acquisition of Mid Town Bancorp ("Mid Town") in November 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and indefinite lived intangible assets and initiates an annual review for impairment, unless more periodic reviews are warranted. Intangible assets with determinable useful lives will continue to be amortized. The Company is continuing to evaluate the impairment of goodwill, which will be finalized in the second quarter of 2002. The Company does not expect to record an impairment charge upon completion of the review. However, there can be no assurance that, at the time the review is completed, a material impairment charge may not be recorded. In October 2001, the FASB decided to undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." In particular, the FASB decided to reconsider whether the acquisition of a branch is a business combination and if goodwill recorded in connection with a branch acquisition ("Statement 72 Goodwill") should continue to be amortized. Currently, Statement 72 Goodwill is excluded from the scope of SFAS No. 142. Pending further clarification from the FASB, the Company has continued its amortization of goodwill related to branch acquisitions. The Company's amortization of goodwill related to branch acquisitions amounted to $163,000 before tax for the three months ended March 31, 2002 and 2001, and is included in the consolidated statements of income under the caption "amortization of goodwill." The unamortized balance as of March 31, 2002 was $11.7 million and the total expected annual amortization is $653,000 for each of the next five years.

     The following is a summary of net income and earnings per share for the three months ended March 31, 2002 and 2001 as adjusted to remove amortization of goodwill:

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2002           2001
                                                          -------         ------
                                                          (Dollars in thousands,
                                                          except per share data)

Net income as reported                                    $16,543         14,078
Add back: goodwill amortization                                --            648
                                                          -------         ------
Net income-adjusted                                        16,543         14,726
                                                          =======         ======

Basis earnings per share of common stock:
Net income-as reported                                    $   .72            .61
Goodwill amortization                                          --            .03
                                                          -------         ------
Net income-adjusted                                           .72            .64
                                                          =======         ======

Diluted earnings per share of common stock:
Net income-as reported                                    $   .70            .60
Goodwill amortization                                          --            .03
                                                          -------         ------
Net income-adjusted                                           .70            .63
                                                          =======         ======

     Amortization expense and net income of the Company for the three months ended March 31, 2002 and 2001 are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2002           2001
                                                          -------         ------
                                                          (Dollars in thousands)
Goodwill amortization on branch acquisitions              $   163            163
Goodwill amortization                                          --            811
Core deposit intangible amortization                          424            340
Net income                                                 16,543         14,078
                                                          =======         ======

     The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2002 are as follows:

                                                            Land
                                                Banking  Development    Total
                                                -------  -----------    -----
                                                         (Dollars in
                                                          thousands)

Balance as of December 31, 2001                $ 96,851         --     96,851
Amortization expense                               (163)        --       (163)
Adjustment related to Mid Town acquisition       (1,464)        --     (1,464)
                                               --------   --------   --------
Balance at March 31, 2002                        95,224         --     95,224
                                               ========   ========   ========

    The following is a summary of intangible assets subject to amortization:


                                   As of December 31, 2001            As of March 31, 2002
                                -----------------------------   -----------------------------
                                Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                   Amount        Amortization      Amount        Amortization
                                --------------   ------------   --------------   ------------
                                   (Dollars in thousands)          (Dollars in thousands)
   Core deposit intangibles        $14,651         (5,832)         $15,947         (7,552)
   Mortgage servicing rights(1)     13,309         (2,778)          16,802         (3,845)
                                   -------         ------          -------         ------
   Total                            27,960         (8,610)          32,749        (11,397)
                                   =======         ======          =======         ======
-------------------
/(1)/ Mortgage servicing rights are included in other assets in the consolidated statements of financial condition.

     Amortization expense for the core deposits intangibles and mortgage servicing rights for the three months ended March 31, 2002 and estimates for the nine months ended December 31, 2002 and five years thereafter are as follows.
These estimates relate to the carrying value of the Bank's core deposit intangibles and mortgage servicing rights as of March 31, 2002.

                                              Core Deposit         Mortgage
                                              Intangibles      Servicing Rights
                                              -----------      ----------------
                                                  (Dollars in thousands)

Aggregate Amortization Expense:
For the three months ended
  March 31, 2002                              $       424                 1,117
Estimated Amortization Expense:
For the Nine Months Ended
  December 31, 2002                                 1,200                 1,200
For the Year Ended December 31, 2003                1,500                 1,700
For the Year Ended December 31, 2004                1,400                 1,800
For the Year Ended December 31, 2005                1,300                 1,800
For the Year Ended December 31, 2006                  900                 1,900
For the Year Ended December 31, 2007                  600                 2,000


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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002 and upon adoption, this pronouncement did not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

     This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to unanticipated changes in interest rates, deteriorating economic conditions which could result in increased delinquencies in the Company's loan portfolio, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products and secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company's market area, unanticipated slow downs in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of potential acquisitions, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update forward-looking statements for the effect of future events.

General

     MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank"), and secondarily, in the land development business primarily through MAF Developments, Inc.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 33 retail banking offices. The Bank continues to expand its coverage of the greater Chicago Metropolitan area, now with 11 locations on the north and northwest side of Chicago, a strong presence in western Cook county and affluent DuPage County, and increasing penetration of the rapidly-growing collar counties of Will and Kane Counties as well as the southwest suburbs of Chicago. On November 30, 2001, the Company completed its acquisition of Mid Town Bancorp, which added four branches, $307 million of assets and $270 million in deposits to the Bank's branch network. In February 2002, a new branch office was opened in Burr Ridge, Illinois and management has current plans to open another five branches within the next two years.

     The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium sized business in its primary market areas. Through two wholly-owned subsidiaries, MAF Developments, and NW Financial, Inc., the Company and the Bank are also engaged in primarily residential real estate development activities. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides general title services for the Bank's loan customers, Mid America Investment Services, Inc., which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer, and MAF Realty Co., LLC III, the holding company of MAF Realty Co., LLC IV, a real estate investment trust that holds participation interests in certain mortgage loans owned by the Bank. The Bank also operates Mid America Re, Inc., a wholly-owned captive reinsurance company
                                       13
which shares in a portion of mortgage insurance premiums received by certain mortgage insurance companies. The Company acquired two wholly-owned subsidiaries of Mid Town at the time of the acquisition in 2001, Mid Town Development Corporation ("MTDC") and Equitable Finance Corporation ("EFC"). MTDC's primary activity was making mezzanine loans on commercial real estate properties that the Bank was making the first mortgage on. EFC's primary activity was making various types of "sub-prime" loans, generally short-term unsecured personal loans. The Company does not intend to continue the activities of these two subsidiaries and will wind down their operations as the loans mature.

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

     At March 31, 2002, the Bank was in compliance with all of its capital requirements as follows:

                                           March 31, 2002          December 31, 2001
                                      -----------------------   -----------------------
                                                   Percent of                Percent of
                                        Amount       Assets       Amount       Assets
                                      ----------   ----------   ----------   ----------
                                                   (Dollars in thousands)
Stockholder's equity of the Bank      $  476,686      8.53%     $  462,707      8.32%
                                      ==========     =====      ==========     =====

Tangible capital                      $  368,774      6.73%     $  350,825      6.44%
Tangible capital requirement              82,170      1.50          81,686      1.50
                                      ----------     -----      ----------     -----
Excess                                $  286,604      5.23%     $  269,139      4.94%
                                      ==========     =====      ==========     =====

Core capital                          $  368,774      6.73%     $  350,825      6.44%
Core capital requirement                 164,340      3.00         163,372      3.00
                                      ----------     -----      ----------     -----
Excess                                $  204,434      3.73%     $  187,453      3.44%
                                      ==========     =====      ==========     =====

Core and supplementary capital        $  382,237     11.98%     $  364,365     11.31%
Risk-based capital requirement           255,304      8.00         257,691      8.00
                                      ----------     -----      ----------     -----
Excess                                $  126,933      3.98%     $  106,674      3.31%
                                      ==========     =====      ==========     =====

Total Bank assets                     $5,589,111                $5,559,787
Adjusted total Bank assets             5,477,996                 5,445,742
Total risk-weighted assets             3,302,417                 3,335,188
Adjusted total risk-weighted assets    3,191,302                 3,221,143
                                      ==========                ==========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                  March 31,   December 31,
                                                                    2002          2001
                                                                  ---------   ------------
                                                                       (In thousands)
Stockholder's equity of the Bank                                  $476,686      462,707
Goodwill                                                           (95,224)     (96,851)
Core deposit intangibles                                            (8,395)      (8,819)
Non-permissible subsidiary deduction                                (1,260)      (2,055)
Non-includable purchased mortgage servicing rights                  (1,296)      (1,052)
Regulatory capital adjustment for available for sale securities     (1,737)      (3,105)
                                                                  --------      -------
   Tangible and core capital                                       368,774      350,825
Recourse on loan sales                                              (5,937)      (5,901)
General loan loss reserves                                          19,400       19,441
                                                                  --------      -------
   Core and supplementary capital                                 $382,237      364,365
                                                                  ========      =======

Changes in Financial Condition

     Total assets of the Company were $5.62 billion at March 31, 2002, an increase of $22.8 million, or .4% from $5.60 billion at December 31, 2001. The current quarter modest growth rate in total assets is a direct result of a higher level of mortgage prepayments, and borrowers preferring fixed-rate mortgage loans, which the Bank sells into the secondary market. Currently, management expects a continued moderate growth rate for the remainder of 2002 as interest rates are not expected to change significantly.

     Cash and short-term investments totaled a combined $378.9 million at March 31, 2002, an increase of $154.2 million from the combined balance of $224.7 million at December 31, 2001. The increase is due to the high level of loan sales as well as deposit inflows during the quarter.

     Investment securities available for sale decreased $6.9 million to $348.6 million at March 31, 2002. The decrease is primarily due to maturities and calls of $32.2 million of asset-backed and U.S. Agency securities offset by $30.0 million in purchases of corporate debt and Bank trust preferred securities. The Company recognized a gain of $465,000 on the sale of investment securities available for sale during the three months ended March 31, 2002.

     Mortgage-backed securities available for sale increased $77.0 million to $219.2 million at March 31, 2002. The increase is due to $86.0 million in purchases of Collaterized Mortgage Obligations ("CMO"), offset by normal amortization and prepayments. The increase in CMO purchases is primarily a result of the reinvestment of loan sale proceeds during the current quarter. Included in mortgage-backed securities classified as available for sale are $166.3 million of CMO securities at March 31, 2002, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, decreased $195.9 million, or 4.4%, to $4.25 billion at March 31, 2002. The Bank originated $677.8 million of loans during the three-month period ended March 31, 2002, compared to $515.5 million during the prior year period. The higher loan origination volume was primarily due to an increase in mortgage refinance activity, including loan modifications, as interest rates have decreased compared to the prior year period. Offsetting this increase in loan balances were amortization and prepayments totaling $511.3 million, as well as loan sales of $364.5 million. Loans receivable held for sale decreased $115.8 million during the current quarter. The large decrease in loans held for sale is due to the decrease in fixed-rate loan originations during the quarter compared to the quarter ended December 31, 2001. The Bank typically sells its long-term fixed-rate loan originations into the secondary market.

     The allowance for loan losses totaled $19.6 million at March 31, 2002, a decrease of $53,000 from the balance at December 31, 2001, due to net charge-offs for the period. The Bank's allowance for loan losses to total loans outstanding was .46% at March 31, 2002, compared to .45% at December 31, 2001. Non-performing loans increased $5.8 million to $25.2 million, or .59% of total loans receivable at March 31, 2002, compared to $19.5 million, or .45% of total loans receivable at December 31, 2001. See "Asset Quality" in this section for a description of the increase in non-performing assets. The ratio of the allowance for loan losses to non-performing loans was 77.5% at March 31, 2002 compared to 100.8% at December 31, 2001, and 102.3% at March 31, 2001.

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

     Foreclosed real estate increased $765,000 to $2.2 million at March 31, 2002. The Bank's foreclosed real estate at March 31, 2002 consists of 13 single-family homes.

     Real estate held for development or sale decreased $728,000 to $12.3 million at March 31, 2002 primarily due to lot sales in its Tallgrass subdivision. A summary of the carrying value of real estate held for development or sale follows:

                          March 31,   December 31,
                            2002          2001
                          ---------   ------------
                                (In thousands)
Tallgrass of Naperville    $ 7,606       8,498
Shenandoah                   4,659       4,495
                           -------      ------
                           $12,265      12,993
                           =======      ======

     The Company had 46 lot sales in Tallgrass of Naperville during the three months ended March 31, 2002. At March 31, 2002, 123 lots remain in Tallgrass, with 37 under contract. The Shenandoah project is expected to be a 365-lot development located in Plainfield, Illinois. The increase in balance is due to engineering fees related to the project. Lot sales are expected to commence in late 2002 or early 2003.

     At March 31, 2002, MAFD has entered into multiple real estate purchase contracts related to the acquisition of approximately 780 acres of vacant land in a far western suburb of Chicago. The aggregate purchase price of these contracts is $28.4 million. The contracts contain various contingencies regarding soil tests, environmental testing, zoning etc., and provide for the takedown of the land in staggered closings over a four-year period. The proposed development is in its early planning stages and may entail the acquisition of additional land in the future. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission to develop this project with a joint venture partner. Assuming the Company proceeds with this project, based on the existing purchase contracts, current estimated total developments costs (including land acquisition) are approximately $68 million. The project will include single-family residential lots, multi family and commercial parcels along with various other amenities and be developed in units over an eight-year period.

     Deposits increased $89.7 million, to $3.65 billion at March 31, 2002. After consideration of interest of $23.6 million credited to accounts during the three months ended March 31, 2002, actual cash inflows were $66.2 million. The increase is primarily due to a $97.9 million increase in core deposit accounts offset by a $8.2 decrease in certificates of deposit.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, decreased $80.0 million to $1.39 billion at March 31, 2002, attributable to the repayment of FHLB of Chicago advances from available liquidity. Borrowings at March 31, 2002 include $55.0 million of the Company's unsecured bank term loan and $10.0 million drawn on the Company's $40.0 million revolving line of credit.

     Stockholders' equity increased $14.3 million, or 3.29% at March 31, 2002, primarily due to net income of $16.5 million and $2.4 million proceeds from the exercise of stock options, offset by a decrease in accumulated other comprehensive income of $1.1 million and cash dividends declared of $3.5 million.

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

     For the quarter ended March 31, 2002, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $378,000, compared to $297,000 for the three months ended March 31, 2001.

     Non-performing assets increased $6.5 million to $27.4 million at March 31, 2002, from $20.9 million at December 31, 2001, primarily due to one commercial real estate loan and a secured line of credit to the same borrower aggregating $4.4 million. These two loans were placed on non-accrual status due to the borrower being in violation of certain loan covenants. The Bank expects to be repaid in full in the next 12 months from the net proceeds from the sale of the property.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                               61-90 Days                   91 Days or More
                     -----------------------------   -----------------------------
                               Principal                      Principal
                     Number   Balance of   Percent   Number   Balance of   Percent
                       Of     Delinquent     Of        Of     Delinquent     Of
                      Loans      Loans      Total     Loans      Loans      Total
                     ------   ----------   -------   ------   ----------   -------
                                        (Dollars in thousands)
March 31, 2002         57       $6,367       .15%     174      $25,104       .58%
                       ==       ======       ===      ===      =======       ===
December 31, 2001      62       $8,058       .18%     158      $19,388       .42%
                       ==       ======       ===      ===      =======       ===
September 30, 2001     49       $6,002       .14%     155      $17,682       .41%
                       ==       ======       ===      ===      =======       ===
June 30, 2001          37       $3,465       .08%     125      $16,397       .37%
                       ==       ======       ===      ===      =======       ===
March 31, 2001         37       $4,745       .10%     123      $15,749       .35%
                       ==       ======       ===      ===      =======       ===

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans receivable portfolio in dollar amounts at the dates indicated:

------------------------------------------------------------------------------------------------------------------
                                   3/31/02       12/31/01       9/30/01       6/30/01       3/31/01      12/31/00
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                               (Dollars in thousands)
Real estate loans:
  One- to four-family:
    Held for investment           $3,475,339    $3,559,466    $3,579,027    $3,635,457    $3,714,537    $3,807,980
    Held for sale                     45,297       161,105       108,931        87,036       162,355        41,074
  Multi-family                       197,422       197,685       171,516       166,777       171,883       173,072
  Commercial                         128,233       139,608        51,060        49,137        46,483        41,223
  Construction                        41,846        43,756        31,969        28,443        31,985        29,566
  Land                                41,152        44,494        31,968        37,962        40,752        40,497
                                  ----------    ----------    ----------    ----------    ----------    ----------
    Total real estate loans        3,929,289     4,146,114     3,974,471     4,004,812     4,167,995     4,133,412
                                  ----------    ----------    ----------    ----------    ----------    ----------

Consumer loans:
  Equity lines of credit             278,688       258,884       193,780       168,875       154,009       146,020
  Home equity loans                   46,249        52,216        56,778        57,977        60,551        64,465
  Other                                6,835         7,975         4,827         4,712         4,735         4,783
                                  ----------    ----------    ----------    ----------    ----------    ----------
    Total consumer loans             331,772       319,075       255,385       231,564       219,295       215,268
Commercial business loans             24,440        19,116        10,958         4,362         3,162         3,528
                                  ----------    ----------    ----------    ----------    ----------    ----------

Total loans receivable             4,285,501     4,484,305     4,240,814     4,240,738     4,390,452     4,352,208
  Loans in process                    17,276        21,678        16,582        14,430        12,949        12,912
  Unearned discounts, premiums
    and deferred loan fees, net       (3,016)       (4,555)       (4,787)       (5,417)       (6,416)       (7,076)
  Allowance for loan losses           19,554        19,607        18,210        18,221        18,279        18,258
                                  ----------    ----------    ----------    ----------    ----------    ----------
Loans receivable, net             $4,251,687    $4,447,575    $4,210,809    $4,213,504    $4,365,640    $4,328,114
                                  ==========    ==========    ==========    ==========    ==========    ==========

Non-performing assets. The following table sets forth information regarding the amount of non-accrual loans, loans which at March 31, 2002 were 91 days or more delinquent but on which the Bank was accruing interest, foreclosed real estate and non-accrual investment securities of the Bank.

                                                                                      At
                                                        -----------------------------------------------------------
                                                        3/31/02   12/31/01   9/30/01   6/30/01   3/31/01   12/31/00
                                                        -------   --------   -------   -------   -------   --------
                                                                              (In thousands)
Non-performing loans:
One-to four-family and multi-family loans:
   Non-accrual loans                                    $18,743    17,985     16,442    15,431    16,627    14,023
   Accruing loans 91 days or more overdue /1/                --        --         --        --        --     1,732
                                                        -------    ------     ------    ------    ------    ------
      Total                                              18,743    17,985     16,442    15,431    16,627    15,755
                                                        -------    ------     ------    ------    ------    ------
Commercial real estate, construction and land loans:
   Non-accrual loans                                      5,330       544        342       343       321       269
   Accruing loans 91 days or more overdue                    --        --         --        --        --        --
                                                        -------    ------     ------    ------    ------    ------
      Total                                               5,330       544        342       343       321       269
                                                        -------    ------     ------    ------    ------    ------
Other loans:
   Non-accrual loans                                      1,144       922        961       806       921       683
   Accruing loans 91 days or more overdue                    --        --         --        --        --         2
                                                        -------    ------     ------    ------    ------    ------
   Total                                                  1,144       922        961       806       921       685
                                                        -------    ------     ------    ------    ------    ------
Total non-performing loans:
   Non-accrual loans                                     25,217    19,451     17,745    16,580    17,869    14,975
   Accruing loans 91 days or more overdue /(1)/              --        --         --        --        --     1,734
                                                        -------    ------     ------    ------    ------    ------
      Total                                             $25,217    19,451     17,745    16,580    17,869    16,709
                                                        =======    ======     ======    ======    ======    ======
Non-accrual loans to total loans                            .59%      .45        .43       .40       .42       .35
Accruing loans 91 days or more overdue to total loans        --        --         --        --        --       .04
                                                        -------    ------     ------    ------    ------    ------
         Non-performing loans to total loans                .59%      .45        .43       .40       .42       .39
                                                        =======    ======     ======    ======    ======    ======
   Foreclosed real estate:
   One-to four-family                                   $ 2,170     1,405      1,365     1,260     1,345     1,762
   Commercial, construction and land                         --        --         --        --        --        46
                                                        -------    ------     ------    ------    ------    ------
      Total                                             $ 2,170     1,405      1,365     1,260     1,345     1,808
                                                        =======    ======     ======    ======    ======    ======
Non-performing loans and foreclosed real estate
   to total loans and foreclosed real estate                .65%      .48        .46       .43       .45       .43
                                                        =======    ======     ======    ======    ======    ======
Total non-performing assets                             $27,387    20,856     19,110    17,840    19,214    18,517
                                                        =======    ======     ======    ======    ======    ======
Total non-performing assets to total assets                 .49%      .37        .37       .34       .37       .36
                                                        =======    ======     ======    ======    ======    ======

----------
/1/ Consisted of loans in process of foreclosure or for which interest was otherwise deemed uncollectible

Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings or the issuance of common stock. The Company's principal uses of funds are interest payments on the Company's $55.0 million term loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases, stock repurchases and debt repayment. The Company also maintains a one-year, $40.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on November 30. At March 31, 2002, the Company had $10.0 million outstanding under this line of credit. For the three-month period ended March 31, 2002, the Company declared common stock dividends of $.15 per share, or $3.5 million.

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

     During the three months ended March 31, 2002, the Bank originated loans totaling $677.8 million compared with $515.5 million during the same period a year ago. Loan sales, and swaps of loans for securities backed by those loans, for the three months ended March 31, 2002, were $364.5 million, compared to $126.3 million for the prior year period. The Bank has outstanding commitments to originate and purchase loans of $535.1 million and commitments to sell or swap loans of $94.7 million at March 31, 2002. At March 31, 2002, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" of the Company's Form 10-K for the period ended December 31, 2001, for a discussion of the Company's contractual obligations and off-balance sheet commitments. There have been no material changes in these amounts since December 31, 2001.

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

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at March 31, 2002. The table uses management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. However, due to recent volatility in market interest rates, $40.8 million of investment securities with final maturities ranging from 7 to 38 months, but callable in 6 months or less are categorized in the 6 months or less category and $15.2 million of investments with a final maturity of 48 months, but callable in 6 months to one year is categorized in the 6 months to one year category in anticipation of their call. Additionally, $25.0 million of FHLB advances with a final remaining maturity of 75 months, but callable in 6 months or less in anticipation of their call by the lender is categorized in the 6 months or less category and $25 million of FHLB advances with a final maturity of 46 months, but callable in 6 months to one year is categorized in the 6 months to one year category in anticipation of their call.

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

     Management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank's operations, and does not believe that the following table is particularly meaningful.

                                                                                At March 31, 2002
                                                  ------------------------------------------------------------------------
                                                               More Than    More Than   More Than
                                                   6 Months    6 Months      1 Year     3 Years to   More Than
                                                   or Less     to 1 Year   to 3 Years    5 Years      5 Years      Total
                                                  ----------   ---------   ----------   ----------   ---------   ---------
                                                                              (In thousands)
Interest-earning assets:
   Loans receivable                               $  869,128     475,518     879,838     765,080     1,281,677   4,271,241
   Mortgage-backed securities                         72,943      20,809      37,444      26,803        61,192     219,191
   Interest-bearing deposits                         112,348          --          --          --            --     112,348
   Federal funds sold                                167,360          --          --          --            --     167,360
   Investment securities (1)                         319,163      29,287      52,198      38,313        43,632     482,593
                                                  ----------    --------   ---------    --------     ---------   ---------
   Total interest-earning assets                   1,540,942     525,614     969,480     830,196     1,386,501   5,252,733
   Impact of hedging activity (2)                     45,296          --          --          --       (45,296)         --
                                                  ----------    --------   ---------    --------     ---------   ---------
   Total net interest-earning assets adjusted
     for impact of hedging activities              1,586,238     525,614     969,480     830,196     1,341,205   5,252,733
                                                  ----------    --------   ---------    --------     ---------   ---------

Interest-bearing liabilities:
   NOW and checking accounts                          29,182      26,702      97,728      60,706       129,001     343,319
   Money market accounts                             450,149          --          --          --            --     450,149
   Passbook accounts                                  76,842      70,310     257,336     159,851       339,684     904,023
   Certificate accounts                              985,695     409,636     270,279      36,413         6,716   1,708,739
   FHLB advances                                     225,000     160,000     475,500     175,000       290,000   1,325,500
   Other borrowings                                   65,000          --          --          --            --      65,000
                                                  ----------    --------   ---------    --------     ---------   ---------
   Total interest-bearing liabilities              1,831,868     666,648   1,100,843     431,970       765,401   4,796,730
                                                  ----------    --------   ---------    --------     ---------   ---------
Interest sensitivity gap                          $ (245,630)   (141,034)   (131,363)    398,226       575,804     456,003
                                                  ==========    ========   =========    ========     =========   =========
Cumulative gap                                    $ (245,630)   (386,664)   (518,027)   (119,801)      456,003
                                                  ==========    ========   =========    ========     =========
Cumulative gap assets as a percentage
   of total assets                                     (4.37)%     (6.88)      (9.22)      (2.13)         8.12
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities        86.59%      84.52       85.61       97.03        109.51

At December 31, 2001
--------------------
Cumulative gap                                    $   (2,622)   (199,920)   (112,931)    197,155       459,797
                                                  ==========    ========   =========    ========     =========
Cumulative gap assets as a percentage
   of total assets                                     (0.05)%     (3.57)      (2.02)       3.52          8.22
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities        99.84%      91.61       96.71      104.99        109.62

----------
/(1)/ Includes $134.0 million of stock in FHLB of Chicago in 6 months or less. /(2)/ Represents forward commitments to sell long-term fixed-rate mortgage loans.

     The Bank's one-year cumulative gap grew to (6.88)% at March 31, 2002 compared to (3.57)% at December 31, 2001 primarily due to 1) the growth in core deposit accounts since December 31, 2001; 2) a slight shortening of maturities in the Bank's certificate of deposit accounts; and 3) slower prepayments speeds on loans receivable which slightly lengthened estimated loan maturities.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 2002 includes fees which are considered adjustments to yield.

                                                             Three Months Ended March 31,
                                           -----------------------------------------------------------------       At March 31,
                                                        2002                                2001                       2002
                                           -------------------------------   -------------------------------   -------------------
                                                                   Average                           Average
                                             Average                Yield/     Average                Yield/                Yield/
                                             Balance    Interest    Cost       Balance    Interest    Cost       Balance     Cost
                                           ----------   --------   -------   ----------   --------   -------   ----------   ------
                                                                             (Dollars in Thousands)
Assets:
Interest-earning assets:
   Loans receivable                        $4,353,404    72,005     6.62%    $4,368,240    80,083     7.34%    $4,271,241    6.70%
   Mortgage-backed securities                 176,549     2,372     5.37        100,853     1,660     6.58        219,191    5.40
   Interest-bearing deposits (1)               84,047       436     2.10         30,927       510     6.69        112,348    1.65
   Federal funds sold (1)                     181,223       927     2.07        109,306     1,964     7.29        167,360    1.62
   Investment securities (2)                  473,387     5,974     5.12        289,321     4,967     6.96        482,593    4.71
                                           ----------    ------              ----------    ------              ----------
    Total interest-earning assets           5,268,610    81,714     6.22      4,898,647    89,184     7.29      5,252,733    6.19
Non-interest earning assets                   318,019                           230,010                           365,117
                                           ----------                        ----------                        ----------
    Total assets                           $5,586,629                        $5,128,657                        $5,617,850
                                           ==========                        ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits                                 3,352,212    25,546     3.09      2,839,382    31,510     4.50      3,406,230    3.00
   Borrowed funds                           1,440,437    20,046     5.64      1,659,578    25,139     6.14      1,390,500    5.67
                                           ----------    ------              ----------    ------              ----------
    Total interest-bearing liabilities      4,792,649    45,592     3.86      4,498,960    56,649     5.11      4,796,730    3.77
                                                         ------     ----                   ------     ----                   ----
Non-interest  bearing deposits                222,417                           134,146                           241,429
Other liabilities                             129,027                           105,382                           129,479
                                           ----------                        ----------                        ----------
    Total liabilities                       5,144,093                         4,738,488                         5,167,638
Stockholders' equity                          442,536                           390,169                           450,212
                                           ----------                        ----------                        ----------
    Liabilities and stockholders' equity   $5,586,629                        $5,128,657                        $5,617,850
                                           ==========                        ==========                        ==========
Net interest income/interest rate spread                 36,122     2.36%                  32,535     2.18%                  2.42%
                                                         ======     ====                   ======     ====                   ====

Net earning assets/net yield on
    average interest-earning  assets       $  475,961               2.74%    $  399,687               2.66%    $  456,003     N/A
                                           ==========               ====     ==========               ====     ==========    ====

Ratio of interest-earning assets to
    interest-bearing liabilities                         109.93%                           108.88%                 109.51%
                                                         ======                            ======              ==========

----------
/(1)/ Includes pro-rata share of interest income received on outstanding drafts payable.
/(2)/ Income and yields are stated on a taxable equivalent basis.

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

                                       Three Months Ended March 31, 2002
                                                  Compared to
                                       Three Months Ended March 31, 2001
                                              Increase (Decrease)
                                       ---------------------------------
                                       Volume        Rate          Net
                                       -------      -------      -------
                                                (In thousands)

Interest-earning assets:
  Loans receivable                     $  (271)      (7,807)      (8,078)
  Mortgage-backed securities             1,062         (350)         712
  Interest bearing deposits                454         (528)         (74)
  Federal funds sold                       868       (1,905)      (1,037)
  Investment securities                  2,595       (1,588)       1,007
                                       -------      -------      -------
    Total                                4,708      (12,178)      (7,470)
                                       -------      -------      -------

Interest-bearing liabilities:
  Deposits                               5,139      (11,103)      (5,964)
  Borrowed funds                        (3,153)      (1,940)      (5,093)
                                       -------      -------      -------
    Total                                1,986      (13,043)     (11,057)
                                       -------      -------      -------
Net change in net interest income      $ 2,722          865        3,587
                                       =======      =======      =======

Comparison of the Results of Operations for the Three Months Ended March 31, 2002 and 2001

     General - Net income for the three months ended March 31, 2002 was $16.5 million, or $.70 per diluted share, compared to net income of $14.1 million, or $.60 per diluted share for the three months ended March 31, 2001. On November 30, 2001, the Company completed its acquisition of Mid Town Bancorp in a transaction that was accounted for under the purchase accounting method for financial purposes. As a result, the current period's results, other than per share amounts and ratio analyses, are not generally comparable to the results for the corresponding prior year's quarter. The increase in earnings per share is primarily due to higher net interest income and most areas of non-interest income, offset by higher non-interest expense. Additionally, the elimination of goodwill amortization resulting from the implementation of SFAS No. 142 (adopted January 1, 2002) added $648,000 or $.03 to diluted earnings per share for the current quarter.

     Net interest income - Net interest income was $36.0 million for the current quarter, compared to $32.5 million for the quarter ended March 31, 2001, an increase of $3.5 million or 10.7%. The Company's average interest-earning assets increased to $5.27 billion for the three months ended March 31, 2002, compared to $4.90 billion for the three months ended March 31, 2001, while the Company's net interest margin increased to 2.74% for the current three month period, compared to 2.66% in the prior year period. The improved margin is attributable to a greater decline in the Bank's average cost of funds compared to the decline in the yield on interest-earning assets, due to the shorter-term nature of the Bank's deposit accounts and higher level of core deposit accounts.

     Interest income on loans receivable decreased $8.1 million as a result of a $14.8 million decrease in average loans receivable, and a 72 basis point decrease in the average yield. The decrease in the average balance of loans receivable is due to the predominance of long-term fixed rate originations over the past 12 months, of which the Bank sold a majority to control its interest rate risk. The decline in the average rate is a function of current originations being at lower interest rates, the downward repricing of ARM loans, and prepayments of higher-rate loans due to declining interest rates. Interest income on mortgage-backed securities increased $712,000 to $2.4 million for the current quarter, due primarily to a $75.7 million increase in average balances, while interest income on investment securities increased $886,000 to $5.8 million, due to a $184.1 million increase in the average balance of this portfolio. The increase in investment and mortgage-backed securities balances is primarily due to purchases during the quarter as a result of higher cash flows from loan sales as well as the acquisition of Mid Town.

     The average balance of interest bearing deposits and federal funds increased $125.0 million for the three months ended March 31, 2002 compared to the prior year period offset by a 508 basis point decrease in average yield. This increase in balances is due to the high level of loan prepayments and fixed rate loan sale activity which is holding down loan portfolio growth, as well as the strong deposit flows in the current quarter. The decrease in yield is due to the 475 basis points of Federal Reserve Board easings in the last 15 months. The Company currently has a historically high level of liquidity, and currently expects to redeploy the excess amounts into ARM loans, investments and mortgage-backed securities as well as to repay maturing advances and meet seasonal real estate tax payments for mortgage loan customers.

     Interest expense on deposit accounts decreased $6.0 million to $25.5 million for the first quarter of 2002, due to a $512.8 million increase in average deposits compared to the prior year quarter, and a 141 basis point decrease in the average cost of deposits compared to the prior year's three-month period. Approximately $267.5 million of the growth in average deposits is attributable to the acquisition of Mid Town Bank in November 2001. The decrease in average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit, an increase in low-cost core deposits through acquisition and internal growth and the lower rates paid on these deposits as short-term rates have declined. The Bank expects the average cost of deposits trend lower in 2002.

     Interest expense on borrowed funds decreased $5.1 million to $20.0 million, as a result of a $219.1 million decrease in the average balance of borrowed funds, and a 50 basis point decrease in the average cost of borrowed funds. The decrease in the average balance was primarily due to a $250.3 million decrease in the average balance of FHLB advances as maturities were not refinanced by the Bank, but rather repaid from deposit inflows and loan prepayments. Most of the repayments and maturities were high cost FHLB advances, which led to a decline in the average rate of borrowed funds.

     Provision for loan losses - The Bank provided no provision for loan losses during the first quarter of 2002 or the 2001 first quarter. Net chargeoffs during the 2002 quarter were $53,000 compared to net recoveries of $21,000 for the three months ended March 31, 2001. The lack of a provision this quarter is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience as evidenced by net recoveries for the quarter, and the low level of non-performing assets, which is expected to continue. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the quarter.

     Non-interest income - Non-interest income increased $3.8 million, or 38.7%, to $13.7 million for the three months ended March 31, 2002, compared to $9.9 million for the three months ended March 31, 2001. The increase is due to increased gains on sales of loans and investment securities, higher fee income from deposit accounts and continued positive results in real estate development operations.

     Gain on sale of loans increased to $2.3 million for the three months ended March 31, 2002, compared to $691,000 for the three months ended March 31, 2001. Lower interest rates, and a higher level of fixed-rate loan originations led to increased profits from loan sales for the three months ended March 31, 2002, compared to 2001. A $130,000 mark-to-market adjustment is included in gain on sale of loans as a result of valuation of loan commitments and forward loan sale contracts accounted for as derivative instruments. Current quarter loan sale volume was $364.5 million, including $13.6 million of current quarter originations that were swapped into mortgage-backed securities and sold. For the three months ended March 31, 2001, loan sale volume was $126.3 million. The Company currently expects loan originations to be strong throughout 2002, although trending toward more adjustable-rate loans. Because the Company generally retains adjustable rate loans in portfolio, this expected change in loan originations will result in lower mortgage banking profits, as well as contribute to more moderate balance sheet growth in 2002 as compared in 2001.

     Income from real estate operations decreased $452,000 to $2.9 million for the three months ended March 31, 2002 compared to the prior year quarter. The Company sold 46 lots in Tallgrass of Naperville project during the three months ended March 31, 2002, compared to 85 lots for the prior year quarter. However, there was a significant increase in profit per lot is primarily due to higher lot prices on current year sales compared to the prior year, without any appreciable increase in development costs. There are 123 lots remaining to be sold in this 952-lot subdivision at March 31, 2002, of which 37 are under contract. Based on the strong lot demand in Tallgrass, as well as the expected bulk sales of commercial and multi-family acreage in this project. Management currently expects that pre-tax income from real estate development for the twelve months ended December 31, 2002 should be in the range of $10.5-$12.0 million.

     Deposit account service charges increased $1.4 million, or 40.8%, to $4.8 million for the three months ended March 31, 2002 compared to $3.4 million for the prior year quarter, due to continued growth in the number of checking accounts through acquisition and internal sales efforts, as well as fee increases. At March 31, 2002, the Bank had approximately 144,400 checking accounts, compared to 118,400 at March 31, 2001.

     Brokerage commissions increased $58,000, or 10.6%, to $603,000 for the three months ended March 31, 2002 compared to the prior year quarter. The increase in commission income is due to higher sales volumes and more seasoned brokers.

     Loan servicing fee expense improved $223,000 to a net expense of $(40,000) for the three months ended March 31, 2002, compared to $(263,000) for the prior year quarter. The average balance of loans serviced for others increased 91.0% to $1.32 billion for the current three-month period compared to $797.9 million for the prior year three-month period. Amortization of mortgage servicing rights was $1.1 million for the three months ended March 31, 2002, compared to $614,000 for the prior year three-month period due to higher prepayments in the current quarter. The prior year quarter included a $215,000 impairment writedown on mortgage servicing rights as a result of expected higher prepayment speeds at that time.

     Other non-interest income increased $792,000, or 45.0% to $2.6 million for the three months ended March 31, 2002, compared to $1.8 million for the prior year quarter. The increase is due primarily to increased income from loan modification fee income from refinance transactions as well as income from the Bank's mortgage reinsurance subsidiary, which began operations in 2001.

     Non-interest expense - Non-interest expense increased $3.8 million or 19.0% compared to prior year period, to $23.7 million for the three months ended March 31, 2002.

     Compensation and benefits increased 25.4% or $2.9 million to $14.2 million for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The increase is primarily due to increased employee costs from the Mid Town acquisition and two new branches, normal salary increases, higher medical costs, and increased staffing costs due to increased loan origination volume and the Bank's new business banking division.

     Occupancy expense increased $643,000, or 28.9% to $2.9 million for the three months ended March 31, 2002 compared to the prior year period, primarily due to increased operating expenses from the four branch sites acquired from Mid Town as well as the two new branches opened since November 2001.

     Data processing expense increased $235,000 or 30.8% to $1.0 million for the three months ended March 31, 2002 compared to the prior year period. The increase is primarily due to increased depreciation expense related to additional computer equipment at new and acquired branches.

     Amortization of intangibles decreased $564,000 to $587,000 for the three months ended March 31, 2002. The amortization relates to goodwill and core deposit intangibles from transactions accounted for under the purchase method of accounting. The decrease in expense over the prior period was attributable to the elimination of certain goodwill amortization expense resulting from the implementation of SFAS 142, which was adopted January 1, 2002.

     Other non-interest expense increased $639,000 to $3.7 million for the three months ended March 31, 2002 compared to the prior year period. Costs increased due to higher check losses and increased stationery and supplies expense resulting from the addition of two new branches and four acquired branches since the prior year period.

     Income taxes - For the three months ended March 31, 2002, income tax expense totaled $9.4 million, or an effective income tax rate of 36.1%, compared to $8.3 million, or an effective income tax rate of 37.2%, for the three months ended March 31, 2001. The lower effective income tax rate in the current period is primarily the result of the decrease in goodwill amortization expense resulting from implementation of SFAS No. 142 (effective January 1, 2002). Most of the Company's goodwill amortization expense in prior periods has not been tax deductible.

Outlook for 2002

     As previously stated in the Company's December 31, 2001 10-K, management currently expects earnings per share for 2002 to be in the range of $3.00-$3.05 per diluted share, or an increase of 17%-19% over 2001. For the quarter ending June 30, 2002, management currently expects to report results in the range of $.71-$.73 per share, including income from real estate operations of $2.1-$2.4 million.

     The Company's 2002 projections assume moderate balance sheet growth in the 7-9% range and a relatively steep U.S. Treasury yield curve, which is expected to result in an increase in the interest rate spread and a corresponding modest improvement in the net interest margin. Management indicates that it is looking for its real estate development operation to contribute $10.5-$12.0 million in pre-tax earnings in 2002 and also reports continued strong growth in fee income. The projections also assume housing and mortgage activity in the Bank's markets remain strong and credit quality remains good.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company's December 31, 2001 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2001.

Part II - Other Information
---------------------------

Item 1.   Legal Proceedings. Not applicable.

Item 2.   Changes in Securities. Not applicable.

Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  The Company held its Annual Meeting of Shareholders on May 1,
               2002.

          (b) The names of each director elected at the Annual Meeting for three-year terms and votes received are as follows:

                                               For             Withheld
                                          ------------        ----------
               Allen H. Koranda            20,163,727           409,629
               Robert Bowles, MD           20,078,184           495,172
               David Burba                 20,222,038           351,318

          The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

               Terry A. Ekl                       Jerry A. Weberling
               Joe F. Hanauer                     Lois Vasto
               Kenneth Koranda                    Andrew Zych
               F. William Trescott

          The name of the director who is retiring after the Annual Meeting is as follows:

               Henry Smogolski

          (c) In addition to the election of directors, the following matter was voted upon at the Annual Meeting. The number of affirmative votes and negative votes cast is shown below.

                    (i) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002:

                              For      Against   Abstain   Broker Non-votes
                          ----------   -------   -------   ----------------
                          20,440,629   96,718    36,009          --

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

          ----------

          * Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

          Exhibit No. 11. Statement re: Computation of per share earnings.

                                                                 Quarter Ended
                                                                 March 31, 2002
                                                                 --------------

          Net income                                              $16,543,000
                                                                  ===========
          Weighted average common shares outstanding               23,014,821
                                                                  ===========
          Basic earnings per share                                $       .72
                                                                  ===========

          Weighted average common shares outstanding               23,014,821
          Common stock equivalents due to dilutive
           effect of stock options                                    561,199
                                                                  -----------
          Total weighted average common shares and equivalents
           outstanding for diluted computation                     23,576,020
                                                                  ===========
          Diluted earnings per share                              $       .70
                                                                  ===========

     (b)  Reports on Form 8-K.

          A Form 8-K was filed to report that on January 28, 2002, MAF Bancorp, Inc. announced its 2001 fourth quarter earnings results, and a copy of the press release was included as an exhibit.

          A Form 8-K was filed to report that on February 22, 2002, MAF Bancorp, Inc. announced its participation in the Midwest 2002 Super-Community Bank Conference, and a copy of the press release was included as an exhibit.

          A Form 8-K was filed to report that in February 25, 2002, MAF Bancorp, Inc. announced the opening of a new branch and reiterated its earnings estimate for 2002. A copy of the press release was included as an exhibit.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MAF Bancorp. Inc.
                                          --------------------------------------
                                                    (Registrant)


Date:   May 13, 2002                  By: /s/ Allen H. Koranda
--------------------                      --------------------------------------
                                                  Allen H. Koranda
                                              Chairman of the Board and
                                               Chief Executive Officer


Date:  May 13, 2002                   By: /s/ Jerry A. Weberling
-------------------                       --------------------------------------
                                                 Jerry A. Weberling
                                            Executive Vice President and
                                               Chief Financial Officer