Form 10-Q
period 2002-06-30
MAF BANCORP INC
filed 2002-08-14
CIK 854662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
    [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       or

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 23,229,141 at August 12, 2002.

================================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

Index
-----

Part I.    Financial Information                                                       Page
-------    ---------------------                                                       -----

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 2002 and December 31, 2001 (unaudited) ....................     3

           Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2002 and 2001 (unaudited) ..........................     4

           Consolidated Statement of Changes in Stockholders' Equity
           for the Six Months Ended June 30, 2002 (unaudited) .......................     5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 (unaudited) ......................     6

           Notes to Unaudited Consolidated Financial Statements (unaudited) .........     8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................................    14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...............    34

Part II.   Other Information
--------   -----------------

Item 1.    Legal Proceedings ........................................................    34

Item 2.    Changes in Securities ....................................................    34

Item 3.    Defaults Upon Senior Securities ..........................................    34

Item 4.    Submission of Matters to a Vote of Security Holders ......................    35

Item 5.    Other Information ........................................................    35

Item 6.    Exhibits and Reports on Form 8-K .........................................    35

           Signature Page ...........................................................    37

                          Part I. Financial Information

                          Item 1. Financial Statements

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                            June 30,          December 31,
                                                                                              2002                2001
                                                                                           -----------        ------------
Assets
------
Cash and due from banks                                                                    $  129,354              82,540
Interest-bearing deposits                                                                     105,206              29,367
Federal funds sold                                                                             93,353             112,765
                                                                                           ----------           ---------
     Total cash and cash equivalents                                                          327,913             224,672
                                                                                           ----------           ---------

Investment securities available for sale, at fair value                                       378,035             355,461
Stock in Federal Home Loan Bank of Chicago, at cost                                           165,646             132,081
Mortgage-backed securities available for sale, at fair value                                  244,903             142,158
Loans receivable held for sale                                                                 52,809             161,105
Loans receivable, net of allowance for losses of $19,375 and $19,607                        4,317,781           4,286,470
Accrued interest receivable                                                                    28,436              28,761
Foreclosed real estate                                                                            809               1,405
Real estate held for development or sale                                                       13,112              12,993
Premises and equipment, net                                                                    68,082              63,815
Other assets                                                                                   73,080              80,448
Goodwill, net of accumulated amortization of $12,806 and $12,480                               94,587              96,851
Core deposit intangibles, net of accumulated amortization of $7,961 and $7,128                  7,986               8,819
                                                                                           ----------           ---------
                                                                                           $5,773,179           5,595,039
                                                                                           ==========           =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits                                                                                $3,709,442           3,557,997
   Borrowed funds                                                                           1,470,500           1,470,500
   Advances by borrowers for taxes and insurance                                               37,722              38,484
   Accrued expenses and other liabilities                                                      88,095              92,185
                                                                                           ----------           ---------
     Total liabilities                                                                      5,305,759           5,159,166
                                                                                           ----------           ---------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
     shares; none outstanding                                                                       -                   -
   Common stock, $.01 par value;
     authorized 80,000,000 shares; 25,420,650 shares issued;
     23,223,726 and 22,982,634 shares outstanding                                                 254                 254
   Additional paid-in capital                                                                 204,624             201,468
   Retained earnings, substantially restricted                                                309,021             286,742
   Stock in gain deferral plan; 223,453 shares                                                    511                 511
   Accumulated other comprehensive income                                                       5,509               3,672
   Treasury stock, at cost; 2,420,377 and 2,661,469 shares                                    (52,499)            (56,774)
                                                                                           ----------           ---------
     Total stockholders' equity                                                               467,420             435,873
                                                                                           ----------           ---------
                                                                                           $5,773,179           5,595,039
                                                                                           ==========           =========

     See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                     June 30,
                                                                     ---------------------       ----------------------
                                                                       2002         2001           2002          2001
                                                                     --------     --------       ---------    ---------
Interest income:
   Loans receivable                                                  $ 71,563       78,187         143,568      158,270
   Mortgage-backed securities available for sale                        2,908        1,650           5,280        3,310
   Investment securities available for sale                             6,122        5,633          11,938       10,563
   Interest-bearing deposits and federal funds sold                     1,289        2,437           2,652        4,911
                                                                     --------     --------       ---------    ---------
        Total interest income                                          81,882       87,907         163,438      177,054
                                                                     --------     --------       ---------    ---------
Interest expense:
   Deposits                                                            24,218       31,637          49,764       63,147
   Borrowed funds                                                      19,527       24,419          39,573       49,558
                                                                     --------     --------       ---------    ---------
        Total interest expense                                         43,745       56,056          89,337      112,705
                                                                     --------     --------       ---------    ---------
        Net interest income                                            38,137       31,851          74,101       64,349
Provision for loan losses                                                   -            -               -            -
                                                                     --------     --------       ---------    ---------
        Net interest income after provision for loan losses            38,137       31,851          74,101       64,349
Non-interest income:
   Gain on sale of:
     Loans receivable held for sale                                     2,662        1,906           5,002        2,597
     Mortgage-backed securities                                            39            -              39            -
     Investment securities                                                517          390             982          560
     Foreclosed real estate                                               124          147             151          322
   Income from real estate operations                                     160        1,321           3,057        4,670
   Deposit account service charges                                      5,527        4,107          10,351        7,533
   Loan servicing fee income (expense)                                    137          (63)             97         (111)
   Impairment of mortgage servicing rights                               (490)           -            (490)        (215)
   Brokerage commissions                                                  642          637           1,245        1,182
   Other                                                                2,276        2,056           4,834        3,822
                                                                     --------     --------       ---------    ---------
        Total non-interest income                                      11,594       10,501          25,268       20,360
                                                                     --------     --------       ---------    ---------
Non-interest expense:
   Compensation and benefits                                           14,719       11,704          28,945       23,045
   Office occupancy and equipment                                       2,801        2,210           5,668        4,434
   Advertising and promotion                                            1,362        1,099           2,549        2,347
   Data processing                                                        847          746           1,846        1,510
   Federal deposit insurance premiums                                     173          147             347          302
   Other                                                                3,975        3,211           7,679        6,276
   Amortization of goodwill                                               163          811             326        1,622
   Amortization of core deposit intangibles                               409          319             833          659
                                                                     --------     --------       ---------    ---------
        Total non-interest expense                                     24,449       20,247          48,193       40,195
                                                                     --------     --------       ---------    ---------
        Income before income taxes                                     25,282       22,105          51,176       44,514
Income tax expense                                                      8,995        8,225          18,346       16,556
                                                                     --------     --------       ---------    ---------
        Net income                                                   $ 16,287       13,880          32,830       27,958
                                                                     ========     ========       =========    =========

Basic earnings per share                                             $    .70          .61            1.42         1.23
                                                                     ========     ========       =========    =========
Diluted earnings per share                                           $    .68          .60            1.38         1.20
                                                                     ========     ========       =========    =========

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Six Months Ended June 30, 2002
                                                      ------------------------------------------------------------------------------
                                                                                     Accumulated    Stock in
                                                              Additional                other         gain
                                                      Common   paid-in    Retained  comprehensive   deferral    Treasury
                                                      stock    capital    earnings     income         plan        stock      Total
                                                      -----   ---------   --------  -------------   --------    --------    -------
Balance at December 31, 2001                          $ 254     201,468    286,742       3,672         511       (56,774)   435,873
                                                      -----     -------    -------       -----        ----       -------    -------
Comprehensive income:
  Net income                                              -           -     32,830           -           -             -     32,830
  Other comprehensive income, net of tax:
    Unrealized holding gain during the period             -           -          -       2,492           -             -      2,492
    Less:  reclassification adjustment of gains
      included in net income                              -           -          -        (655)          -             -       (655)
                                                      -----     -------    -------       -----        ----       -------    -------
  Total comprehensive income                              -           -     32,830       1,837           -             -     34,667
                                                      -----     -------    -------       -----        ----       -------    -------
Exercise of 292,212 stock options and
  reissuance of treasury stock                            -           -     (3,665)          -           -         4,371        706
Impact of exercise of acquisition carry-over options      -       1,413          -           -           -             -      1,413
Tax benefits from stock-related compensation              -       1,743          -           -           -             -      1,743
Purchase of treasury stock                                -           -          -           -           -           (96)       (96)
Cash dividends declared, ($.30 per share)                 -           -     (6,956)          -           -             -     (6,956)
Dividends paid to gain deferral plan                      -           -         70           -           -             -         70
                                                      -----     -------    -------       -----        ----       -------    -------
Balance at June 30, 2002                              $ 254     204,624    309,021       5,509         511       (52,499)   467,420
                                                      =====     =======    =======       =====        ====       =======    =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                            2002            2001
                                                                                        ----------       ----------
Operating activities:
Net income                                                                              $   32,830           27,958
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                         3,124            2,432
       FHLB of Chicago stock dividend                                                       (3,565)          (3,193)
       Deferred income tax expense                                                             185              677
       Amortization of goodwill and core deposit intangibles                                 1,159            2,281
       Amortization of premiums, discounts, and deferred loan fees                           4,120            3,113
       Net gain on sale of loans receivable held for sale                                   (5,002)          (2,597)
       Net gain on sale of investment securities and mortgage-backed securities             (1,021)            (560)
       Net gain on real estate held for development or sale                                 (3,057)          (4,670)
       Decrease in accrued interest receivable                                                 325               29
       Net (increase) decrease in other assets and liabilities                                 430           (8,484)
   Loans originated for sale                                                              (467,923)        (545,874)
   Sale of loans originated for sale                                                       576,941          499,196
                                                                                        ----------       ----------
         Net cash provided by (used in) operating activities                               138,546          (29,692)
                                                                                        ----------       ----------
Investing activities:
   Loans receivable originated for investment                                             (933,987)        (657,990)
   Principal repayments on loans receivable                                                903,629          818,432
   Principal repayments on mortgage-backed securities                                       23,561           12,659
   Proceeds from maturities of investment securities available for sale                     63,767           17,165
   Proceeds from sale of:
     Investment securities available for sale                                                8,773            3,009
     Mortgage-backed securities available for sale                                          14,823                -
     Real estate held for development or sale                                               10,517           17,291
   Purchases of:
     Investment securities available for sale                                              (97,023)        (115,584)
     Mortgage-backed securities available for sale                                        (135,803)         (11,278)
     Stock in FHLB of Chicago                                                              (30,000)         (30,000)
     Real estate held for development or sale                                               (3,493)          (2,633)
     Premises and equipment                                                                 (6,620)          (3,672)
                                                                                        ----------       ----------
Net cash provided by (used in) investing activities                                     $ (181,856)          47,399
                                                                                        ----------       ----------

                                                                                                        (continued)

                                       6

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -----------------------------
                                                                                           2002              2001
                                                                                       ----------         ----------
Financing activities:
   Proceeds from FHLB of Chicago advances                                               $ 150,000             80,000
   Proceeds from unsecured line of credit                                                       -              6,000
   Repayment of FHLB of Chicago advances                                                 (140,000)          (210,000)
   Repayment of unsecured line of credit                                                  (10,000)            (4,000)
   Proceeds from exercise of stock options                                                  1,881                403
   Purchase of treasury stock                                                                 (96)           (16,924)
   Cash dividends                                                                          (6,159)            (4,546)
   Net increase in deposits                                                               151,687            151,188
   Increase (decrease) in advances by borrowers for taxes and insurance                      (762)               638
                                                                                        ---------            -------
        Net cash provided by financing activities                                         146,551              2,759
                                                                                        ---------            -------
Increase in cash and cash equivalents                                                     103,241             20,466
Cash and cash equivalents at beginning of period                                          224,672            270,520
                                                                                        ---------            -------
Cash and cash equivalents at end of period                                              $ 327,913            290,986
                                                                                        =========            =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowed funds                                           $  89,738            113,535
      Income taxes                                                                         18,157             15,200
Summary of non-cash transactions:
    Transfer of loans receivable to foreclosed real estate                                  1,724              1,569
    Loans receivable swapped into mortgage-backed securities                               13,624             55,928
    Investments securities held-to-maturity transferred to available-for-sale                   -             12,633
    Mortgage-backed securities held-to-maturity transferred to
      available-for-sale                                                                $       -             80,301
                                                                                        =========            =======

See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries ("Bank") and MAF Developments, Inc. ("MAFD"), as of and for the three and six month periods ended June 30, 2002 and 2001 and as of December 31, 2001. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                              Three Months Ended June 30,
                                     ------------------------------------------------------------------------------
                                                      2002                                   2001
                                     -------------------------------------- ---------------------------------------
                                       Income        Shares       Per-Share    Income        Shares       Per-Share
                                     (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                     -----------  -------------   --------- ------------  -------------   ---------
                                                     (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
   common shareholders                $16,287       23,154,581      $.70       $13,880       22,585,594     $.61
                                      =======                       ====       =======                      ====
Effect of dilutive securities:
  Stock options                                        691,551                                  501,414
                                                    ----------                               ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                        $16,287       23,846,132      $.68       $13,880       23,087,008     $.60
                                      =======       ==========      ====       =======       ==========     ====

                                                              Six Months Ended June 30,
                                     ------------------------------------------------------------------------------
                                                      2002                                    2001
                                     --------------------------------------  --------------------------------------
                                       Income        Shares       Per-Share    Income        Shares       Per-Share
                                     (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                     -----------  -------------   ---------  -----------  -------------   ---------
                                                     (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
   common shareholders                 $32,830      23,084,701      $1.42      $27,958     22,802,133       $1.23
                                       =======                      =====      =======                      =====
Effect of dilutive securities:
  Stock options                                        626,375                                487,904
                                                    ----------                             ----------
Diluted earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                         $32,830      23,711,076      $1.38      $ 7,958     23,290,037       $1.20
                                       =======      ==========      =====      =======     ==========       =====

(3)  Commitments and Contingencies

     At June 30, 2002, the Bank had outstanding commitments to originate and purchase loans of $620.2 million, of which $319.9 million were fixed-rate loans and $300.3 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $198.7 million of these commitments, of which $97.3 million were fixed rate loans, with rates ranging from 5.0% to 8.25%, and $101.3 million were adjustable rate loans with rates ranging from 4.63% to 7.75%. At June 30, 2002, commitments to sell loans were $103.0 million.

     At June 30, 2002, the Bank had outstanding standby letters of credit totaling $14.3 million, two of which totaled $13.3 million to enhance a developer's industrial revenue bond financings of commercial real estate in the Bank's market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $8.8 million related to real estate development improvements.

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

     The Company operates two separate lines of business. The Banking segment represents the retail bank, participating in primarily residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of developing raw land for residential use and sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the tables below:

                                             At or For the Three Months Ended June 30, 2002
                                      ------------------------------------------------------------
                                                        Land                          Consolidated
                                        Banking      Development     Eliminations        Total
                                      ----------     -----------     ------------     ------------
                                                           (In thousands)
Interest income                       $   81,882             -             -               81,882
Interest expense                          43,718            27             -               43,745
                                      ----------        ------             -            ---------
  Net interest income                     38,164           (27)            -               38,137
Non-interest income                       11,434           160             -               11,594
Non-interest expense                      24,151           298             -               24,449
                                      ----------        ------             -            ---------
Income (loss) before income taxes         25,447          (165)            -               25,282
Income tax expense (benefit)               9,060           (65)            -                8,995
                                      ----------        ------             -            ---------
Net income (loss)                     $   16,387          (100)            -               16,287
                                      ==========        ======             =            =========
Average assets                        $5,623,995        13,754             -            5,637,749
                                      ==========        ======             =            =========


                                              At or For the Three Months Ended June 30, 2001
                                      ------------------------------------------------------------
                                                        Land                          Consolidated
                                        Banking      Development     Eliminations         Total
                                      ----------     -----------     ------------     ------------
                                                             (In thousands)
Interest income                       $   87,914            -            (7)               87,907
Interest expense                          56,010           53            (7)               56,056
                                      ----------        -----            --             ---------
  Net interest income                     31,904          (53)            -                31,851
Non-interest income                        9,180        1,321             -                10,501
Non-interest expense                      20,008          239             -                20,247
                                      ----------        -----            --             ---------
Income before income taxes                21,076        1,029             -                22,105
Income tax expense                         7,817          408             -                 8,225
                                      ----------        -----            --             ---------
Net income                            $   13,259          621             -                13,880
                                      ==========        =====            ==             =========
Average assets                        $5,206,128        7,972             -             5,214,100
                                      ==========        =====            ==             =========

                                                            At or For the Six Months Ended June 30, 2002
                                                   ------------------------------------------------------------
                                                                     Land                          Consolidated
                                                     Banking      Development     Eliminations        Total
                                                   ----------     -----------     ------------     ------------
                                                                         (In thousands)
Interest income                                    $  163,438            -            -                163,438
Interest expense                                       89,280           57            -                 89,337
                                                   ----------       ------            -              ---------
  Net interest income                                  74,158          (57)           -                 74,101
Provision for loan losses                                   -            -            -                      -
                                                   ----------       ------            -              ---------
   Net interest income after provision                 74,158          (57)           -                 74,101
Non-interest income                                    22,211        3,057            -                 25,268
Non-interest expense                                   47,518          675            -                 48,193
                                                   ----------       ------            -              ---------
Income before income taxes                             48,851        2,325            -                 51,176
Income tax expense                                     17,424          922            -                 18,346
                                                   ----------       ------            -              ---------
Net income                                         $   31,427        1,403            -                 32,830
                                                   ==========       ======            =              =========
Average assets                                     $5,598,078       14,252            -              5,612,330
                                                   ==========       ======            =              =========



                                                           At or For the Six Months Ended June 30, 2001
                                                   ------------------------------------------------------------
                                                                      Land                         Consolidated
                                                     Banking       Development    Eliminations        Total
                                                   ----------      -----------    ------------     ------------
                                                                           (In thousands)
Interest income                                    $  177,073             -           (19)             177,054
Interest expense                                      112,614           110           (19)             112,705
                                                   ----------         -----           ---            ---------
  Net interest income                                  64,459          (110)            -               64,349
Non-interest income                                    15,690         4,670             -               20,360
Non-interest expense                                   39,610           585             -               40,195
                                                   ----------         -----           ---            ---------
Income before income taxes                             40,539         3,975             -               44,514
Income tax expense                                     14,979         1,577             -               16,556
                                                   ----------         -----           ---            ---------
Net income                                         $   25,560         2,398             -               27,958
                                                   ==========         =====           ===            =========
Average assets                                     $5,161,726         9,888             -            5,171,614
                                                   ==========         =====           ===            =========

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinued the amortization of goodwill and indefinite lived intangible assets and initiated an annual review for impairment, unless more periodic reviews are warranted. Intangible assets with determinable useful lives will continue to be amortized. The Company completed its evaluation for impairment of goodwill during the six months ended June 30, 2002. An evaluation was completed as of January 1, 2002, as well as of May 31, 2002. No impairment was deemed necessary as a result of the Company's analysis. The Company will evaluate goodwill for impairment at least annually. In October 2001, the FASB decided to undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." In particular, the FASB decided to reconsider whether the acquisition of a branch is a business combination and if goodwill recorded in connection with a branch acquisition ("Statement 72 Goodwill") should continue to be amortized. Currently, Statement 72 Goodwill is excluded from the scope of SFAS No. 142. Pending further clarification from the FASB, the Company has continued to amortize goodwill related to its branch acquisitions. The Company's amortization of goodwill related to branch acquisitions amounted to $326,000 before tax for the six month periods ended June 30, 2002 and 2001, and is included in the consolidated statements of income under the caption "amortization of goodwill." The unamortized balance as of June 30, 2002 was $11.5 million and the total expected annual amortization is $653,000 for each of the next five years.

     The following is a summary of net income and earnings per share for the three and six months ended June 30, 2002 compared to the comparable 2001 periods as adjusted to remove amortization of goodwill for those periods that were no longer required to be amortized in the 2002 periods:

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                   ----------------------               --------------------
                                                     2002           2001                 2002           2001
                                                   -------         ------               ------        ------
                                                         (Dollars in thousands, except per share data)
     Net income as reported                        $16,287         13,880               32,830        27,958
     Add back: goodwill amortization                    --            648                   --         1,296
                                                   -------         ------               ------        ------
       Net income-adjusted                          16,287         14,528               32,830        29,254
                                                   =======         ======               ======        ======

     Basic earnings per share of common stock:
     Net income-as reported                        $   .70            .61                 1.42          1.23
     Goodwill amortization                              --            .03                   --           .05
                                                   -------         ------               ------        ------
       Net income-adjusted                             .70            .64                 1.42          1.28
                                                   =======         ======               ======        ======

     Diluted earnings per share of common stock:
     Net income-as reported                        $   .68            .60                 1.38          1.20
     Goodwill amortization                              --            .03                   --           .05
                                                   -------         ------               ------        ------
       Net income-adjusted                             .68            .63                 1.38          1.25
                                                   =======         ======               ======        ======

     Amortization expense and net income of the Company for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                         ------------------             -------------------
                                                          2002        2001                2002        2001
                                                         ------      ------             -------     -------
                                                                       (Dollars in thousands)
     Goodwill amortization on branch acquisitions       $   163         163                 326         326
     Goodwill amortization                                    -         648                   -       1,296
     Core deposit intangible amortization                   409         319                 833         659
     Net income                                          16,287      13,880              32,830      27,958
                                                        =======      ======              ======      ======

                                       12

     The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2002 are as follows:

                                                                                  Land
                                                              Banking          Development          Total
                                                              -------          -----------          -----
                                                                         (Dollars in thousands)

     Balance as of December 31, 2001                          $96,851                  -            96,851
     Amortization expense                                        (326)                 -              (326)
     Adjustments related to Mid Town acquisition               (1,938)                 -            (1,938)
                                                              -------          ---------            ------
     Balance at June 30, 2002                                  94,587                  -            94,587
                                                              =======          =========            ======

     The following is a summary of intangible assets subject to amortization:

                                                   As of June 30, 2002              As of December 31, 2001
                                           ---------------------------------     --------------------------------
                                           Gross Carrying        Accumulated     Gross Carrying       Accumulated
                                               Amount           Amortization          Amount         Amortization
                                           --------------       ------------     --------------      ------------
                                                                     (Dollars in thousands)
     Core deposit intangibles                   $15,947            (7,961)           15,947             (7,128)
     Mortgage servicing rights/(1)/              18,313            (4,893)           13,309             (2,778)
                                                -------           -------            ------             ------
       Total                                    $34,260           (12,854)           29,256             (9,906)
                                                =======           =======            ======             ======

----------------------------
/(1)/ Mortgage servicing rights are included in other assets in the consolidated statements of financial condition. Gross carrying amount for June 30, 2002 and December 31, 2001 is net of impairment reserve of $1.6 million and $1.1 million respectively.

     Amortization expense for core deposits intangibles and mortgage servicing rights for the six months ended June 30, 2002 and estimates for the six months ended December 31, 2002 and five years thereafter are as follows. These estimates relate to the carrying value of the Bank's core deposit intangibles and mortgage servicing rights as of June 30, 2002.

                                                                Core Deposit                 Mortgage
                                                                Intangibles              Servicing Rights
                                                                ------------             ----------------
                                                                       (Dollars in thousands)

     Aggregate Amortization Expense:
     For the Six months ended June 30, 2002                       $  833                        2,115
     Estimated Amortization Expense:
     For the Six Months Ended December 31, 2002                      816                        1,400
     For the Year Ended December 31, 2003                          1,500                        2,600
     For the Year Ended December 31, 2004                          1,400                        2,400
     For the Year Ended December 31, 2005                          1,300                        2,200
     For the Year Ended December 31, 2006                            900                        2,000
     For the Year Ended December 31, 2007                            600                        1,900
                                                                  ======                        =====

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No.4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

     This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management's outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates, deteriorating economic conditions which could result in increased delinquencies in the Company's loan portfolio, legislative or regulatory changes, developments related to the pending regulatory review of the Bank's fair lending compliance, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company's market area, unanticipated slow downs in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

     Set forth below are highlights of the Company's second quarter performance results:

..    Diluted EPS of $.68, up 13% from the three months ended June 30, 2001;

..    Net interest margin of 2.89%, a 33 basis point increase from June 30, 2001;

..    Return on equity of 14.2% for the quarter;

..    Strong origination volume of $726 million;

..    Deposit account service fees of $5.5 million, a 35% improvement on a year-over-year basis;

..    Loan sale volume of $212 million, generating loan sale gains of $2.7 million;

..    Solid EPS results despite a delay in expected income from real estate development operation

     Net income increased $2.4 million to $16.3 million in the current quarter compared to the three months ended June 30, 2001. Variances in amounts reported in income for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 are partially attributable to the acquisition of Mid Town in November 2001. The elimination of goodwill amortization resulting from the implementation of SFAS No. 142 (adopted January 1, 2002) added $.03 to diluted earnings per share for the current quarter. The improved margin is primarily attributable to a greater decline in the Bank's average cost of funds compared to the decline on the yield on interest earning assets.

General

     MAF Bancorp, Inc. ("Company"), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb ("Bank"), and secondarily, in the land development business primarily through MAF Developments, Inc.

     The Bank is a consumer-oriented financial institution offering various financial services to its customers through 33 retail banking offices. Over the last five years, the Bank has expanded its coverage of the greater Chicago Metropolitan area, now with 10 locations on the north and northwest side of Chicago, a strong presence in western Cook County and DuPage County, and increasing penetration of the rapidly-growing counties of Will and Kane Counties as well as two branches in the southwest suburbs of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium sized business in its primary market areas. On November 30, 2001, the Company completed its acquisition of Mid Town Bancorp, which added four branches, $307 million of assets and $270 million in deposits to the Bank's branch network. In February 2002, a new branch office was opened in Burr Ridge, Illinois to fill a gap in existing markets and management has current plans to open another five branches in the Chicago metropolitan area within the next two years. The Company also participates in the following businesses through these designated subsidiaries:


                 Subsidiary                                 Activity
                 ----------                                 --------
     MAF Developments; NW Financial, Inc.         Residential land development
     Mid America Insurance Agency, Inc.           General insurance services
     Centre Point Title Services, Inc.            General title services for Bank loan customers
     Mid America Investments Services, Inc.       INVEST affiliate investment service/brokerage
     MAF Realty Co., LLC III;
        MAF Realty Co., LLC IV                    Real estate investment trust
     Mid America Re, Inc.                         Captive reinsurance of private mortgage insurance

     The Company acquired two wholly-owned subsidiaries of Mid Town at the time of the acquisition in 2001, Mid Town Development Corporation ("MTDC") and Equitable Finance Corporation ("EFC"). MTDC's primary activity was making mezzanine loans on commercial real estate properties that the Bank was making the first mortgage on. EFC's primary activity was making various types of "sub-prime" loans, generally short-term unsecured personal loans. The Company does not intend to continue the activities of these two subsidiaries and will wind down their operations as the loans mature. At June 30, 2002, the balance of loans outstanding in these entities was $1.1 million.

     As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago metropolitan area, or which allow the Company to expand outside its current primary market areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and earnings per share dilution depending on the Company's success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

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

           Risk-Based Capital Requirement

     The risk-based capital requirement provides that savings institutions maintain total capital equal to and not less than 8% of total risk-weighted assets. For purposes of the risk-based capital computation, total capital is defined as core capital, as defined above, plus supplementary capital, primarily general loan loss reserves (limited to a maximum of 1.25% of total risk-weighted assets.) In computing total capital, the supplementary capital included cannot exceed 100% of core capital.

     At June 30, 2002, the Bank was in compliance with all of its capital requirements as follows:

                                                             June 30, 2002                    December 31, 2001
                                                       --------------------------          ------------------------
                                                                       Percent of                        Percent of
                                                         Amount          Assets              Amount        Assets
                                                       ----------      ----------          ----------    ----------
                                                                          (Dollars in thousands)
Stockholder's equity of the Bank                       $  477,871         8.32%            $  462,707        8.32%
                                                       ==========        =====             ==========       =====
Tangible capital                                       $  369,063         6.55%            $  350,825        6.44%
Tangible capital requirement                               84,464         1.50                 81,686        1.50
                                                       ----------        -----             ----------       -----
Excess                                                 $  284,599         5.05%            $  269,139        4.94%
                                                       ==========        =====             ==========       =====


Core capital                                           $  369,063         6.55%            $  350,825        6.44%
Core capital requirement                                  168,928         3.00                163,372        3.00
                                                       ----------        -----             ----------       -----
Excess                                                 $  200,135         3.55%            $  187,453        3.44%
                                                       ==========        =====             ==========       =====


Core and supplementary capital                         $  382,256        11.95%            $  364,365       11.31%
Risk-based capital requirement                            255,920         8.00                257,691        8.00
                                                       ----------        -----             ----------       -----
Excess                                                 $  126,336         3.95%            $  106,674        3.31%
                                                       ==========        =====             ==========       =====

Total Bank assets                                      $5,744,657                          $5,559,787
Adjusted total Bank assets                              5,630,933                           5,445,742
Total risk-weighted assets                              3,312,727                           3,335,188
Adjusted total risk-weighted assets                     3,199,003                           3,221,143
                                                       ==========                          ==========

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:


                                                                                  June 30,      December 31,
                                                                                    2002            2001
                                                                                  --------      ------------
                                                                                       (In thousands)
Stockholder's equity of the Bank                                                  $477,871        462,707
Goodwill                                                                           (94,587)       (96,851)
Core deposit intangibles                                                            (7,986)        (8,819)
Non-permissible subsidiary deduction                                                  (208)        (2,055)
Non-includable mortgage servicing rights                                            (1,342)        (1,052)
Regulatory capital adjustment for available for sale securities                     (4,685)        (3,105)
                                                                                  --------        -------
   Tangible and core capital                                                       369,063        350,825
Recourse on loan sales                                                              (6,018)        (5,901)
General loan loss reserves                                                          19,211         19,441
                                                                                  --------        -------
   Core and supplementary capital                                                 $382,256        364,365
                                                                                  ========        =======

Changes in Financial Condition

     Total assets of the Company were $5.77 billion at June 30, 2002, an increase of $178.1 million, or 3.2% from $5.60 billion at December 31, 2001. The increase is due to increases in mortgage-backed securities, investment securities and liquid investments, offset by a decrease in loans receivable, funded by an increase in deposit balances.

     Cash and short-term investments totaled a combined $327.9 million at June 30, 2002, an increase of $103.2 million from the combined balance of $224.7 million at December 31, 2001.

     Investment securities available for sale increased $22.6 million to $378.0 million at June 30, 2002. The increase is primarily due to $97.0 million in purchases of corporate debt and Bank trust preferred securities offset by maturities and calls of $63.8 million of primarily asset-backed and U.S. Agency securities. The Company recognized a gain of $982,000 on the sale of investment securities available for sale during the six months ended June 30, 2002. These gains were primarily attributable to sales of equity securities, and to a lesser extent corporate notes and bank trust preferred securities.

     Mortgage-backed securities available for sale increased $102.7 million to $244.9 million at June 30, 2002. The increase is due to $135.8 million in purchases of Collaterized Mortgage Obligations ("CMOs") and mortgage-backed securities, offset by normal amortization and prepayments. The increase in CMO purchases is primarily a result of the reinvestment of loan sale and loan prepayment proceeds during the current six months. The Company also sold $14.8 million of CMO securities, at a gain of $39,000, during the six months ended June 30, 2002.

     Included in mortgage-backed securities classified as available for sale at June 30, 2002, are $188.7 million of CMO securities, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

     Loans receivable, including loans held for sale, decreased $77.0 million from December 31, 2001, or 1.7%, to $4.37 billion at June 30, 2002, primarily due to a decrease in loans held for sale from $161.1 million to $52.8 million. The Bank originated $1.40 billion of loans during the six-month period ended June 30, 2002, compared to $1.23 billion during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity, including loan modifications, as interest rates have decreased compared to the prior year period. The decrease in loans receivable included amortization and prepayments totaling $903.6 million, as well as loan sales of $576.6 million. The large decrease in loans held for sale is due to the decrease in fixed-rate loan originations during the three months ended June 30, 2002 compared to the three months ended December 31, 2001. The Bank typically sells its long-term fixed-rate loan originations into the secondary market.

     The allowance for loan losses totaled $19.4 million at June 30, 2002, a decrease of $232,000 from the balance at December 31, 2001, due to net charge-offs for the period. The Bank's allowance for loan losses to total loans outstanding was .44% at June 30, 2002, compared to .45% at December 31, 2001. Non-performing loans increased $5.5 million to $25.0 million, or .57% of total loans receivable at June 30, 2002, compared to $19.5 million, or .45% of total loans receivable at December 31, 2001. See "Asset Quality" in this section for an explanation of the primary reason for the increase in non-performing assets. At June 30, 2002, 90% of the Company's loan portfolio consisted of loans secured by one-to-four family residential properties, including 8% relating to home equity loans and equity lines of credit. A total of 76% of non-performing assets consisted of loans secured by one-to-four family residential properties and one-to-four family foreclosed real estate. The ratio of the allowance for loan losses to non-performing loans was 77.5% at June 30, 2002 compared to 100.8% at December 31, 2001, and 109.9% at June 30, 2001.

     In determining the allowance for loan losses and the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience which has ranged from 1 to 14 basis points as a percentage of outstanding loans over the last five years, and (3) specific allocations based upon probable losses identified during the review of the portfolio. Based on management's assessment of the adequacy of the loan loss reserve as of June 30, 2002, as well as the composition of the loan portfolio and non-performing loans, good historical loss experience, and the low level of non-performing loans which is expected to continue, management believes the allowance for loan losses is adequate to provide for losses inherent in the portfolio at June 30, 2002.

     Foreclosed real estate decreased $596,000 to $809,000 at June 30, 2002. The Bank's foreclosed real estate at June 30, 2002 consists of primarily single-family homes.

     Real estate held for development or sale increased $119,000 to $13.1 million at June 30, 2002 primarily due to continued investment in development costs in both the Tallgrass of Naperville and Shenandoah projects. A summary of the carrying value of real estate held for development or sale follows:

                                                                                  June 30,      December 31,
                                                                                    2002             2001
                                                                                  --------      ------------
                                                                                       (In thousands)
         Tallgrass of Naperville                                                  $ 8,326           8,498
         Shenandoah                                                                 4,786           4,495
                                                                                  -------          ------
                                                                                  $13,112          12,993
                                                                                  =======          ======

     The Company closed 48 lot sales in Tallgrass of Naperville during the six months ended June 30, 2002. At June 30, 2002, 121 lots remain in Tallgrass, with 36 under contract. Additionally, the project has 19.3 acres available for townhomes and 12.8 acres of commercially zoned land expected to be sold, in bulk, to developers. The Company currently expects to close on half of the townhome acreage and all of the commercially zoned land in the fourth quarter of 2002, at an estimated profit of $3.8 million. The Shenandoah project is a 326-lot development located in Plainfield, Illinois. The increase in balance is due to engineering fees related to the project. The Company is currently developing the first unit of this project and expects sales to commence in late 2002 or early 2003.

     At June 30, 2002, MAFD had multiple real estate purchase contracts pending that relate to the acquisition of approximately 780 acres of vacant land in a far western suburb of Chicago. The aggregate purchase price of these contracts is $28.4 million. The contracts contain various contingencies, including satisfactory soil tests, environmental testing, and necessary zoning approvals, and provide for the takedown of the land in staggered closings over a four-year period. The proposed development is in its early planning stages and may entail the acquisition of additional land in the future. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission to develop this project with its joint venture partner. Assuming the Company proceeds with this project, based on the existing purchase contracts, current estimated total developments costs (including land acquisition) are approximately $68 million. The project will include single-family residential lots, multi-family and commercial parcels, along with various other amenities and is expected to be developed in a number of phases over an eight-year period.

     The Company's balance of goodwill, at June 30, 2002, includes $11.5 million continuing to be amortized under SFAS No. 72, and $83.1 million accounted for under SFAS No. 142. Goodwill, in total, decreased $2.3 million from December 31, 2001 to June 30, 2002. The decrease is made up of $326,000 of amortization, and various revisions to purchase accounting adjustments totaling $1.9 million related to the Company's Mid Town acquisition.

     Deposits increased $151.4 million, to $3.71 billion at June 30, 2002. The increase is primarily due to a $162.4 million increase in core deposit accounts offset by an $11.0 million decrease in certificates of deposit. At June 30, 2002, the Bank's core deposits (passbooks, checking and money market accounts) comprise $2.0 billion or 54% of deposits, compared to $1.8 million, or 52% of deposits at December 31, 2001. After consideration of interest of $46.5 million credited to accounts during the six months ended June 30, 2002, actual cash inflows were $105.1 million.

     Borrowed funds, which consist primarily of FHLB of Chicago advances, were $1.47 billion at June 30, 2002 and December 31, 2001. During the six months ended June 30, 2002, $140.0 million of advances matured and $10.0 million previously drawn on the Company's revolving line of credit was paid off, and these funds were replaced by $150.0 million of lower rate intermediate term, fixed-rate FHLB of Chicago advances, as the Bank works to extend duration of its funding. Borrowings at June 30, 2002 also include $55.0 million drawn on the Company's unsecured bank term loan. No principal payments were paid or due on this loan since December 31, 2001.

     Stockholders' equity increased $31.5 million, or 7.2% at June 30, 2002, primarily due to net income of $32.8 million, $3.7 million proceeds from the exercise of stock options, an increase in accumulated other comprehensive income of $1.8 million, reduced by cash dividends declared of $7.0 million.

Asset Quality

     Non-Performing Assets. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt. Generally, when a loan is 90 days or more past due, in the process of foreclosure, or in bankruptcy, the full amount of previously accrued but unpaid interest is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the Bank's loan portfolio.

     For the quarter ended June 30, 2002, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $371,000, compared to $306,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $722,000 compared to $572,000 for the six months ended June 30, 2001.

     Non-performing assets increased $4.9 million to $25.8 million at June 30, 2002, from $20.9 million at December 31, 2001, primarily due to one commercial real estate loan and a secured line of credit to the same borrower aggregating $4.3 million. These two loans were placed on non-accrual status as of March 2002 due to the borrower being in violation of certain loan covenants. The Bank expects to be repaid in full on both loans in the next six to nine months from the net proceeds from the sale of the commercial real estate property.

     Delinquent Loans. Delinquencies in the Bank's portfolio at the dates indicated were as follows:

                                                  61-90 Days                           91 Days or More
                                       ---------------------------------    -------------------------------------
                                                   Principal                              Principal
                                       Number     Balance of    Percent       Number     Balance of      Percent
                                         Of       Delinquent      Of            Of       Delinquent        Of
                                        Loans        Loans       Total         Loans        Loans         Total
                                       --------   -----------   --------    ---------   ------------    ---------
                                                                   (Dollars in thousands)

       June 30, 2002                     55        $ 7,010        .16%         175       $  24,760          .56%
                                         ==          =====        ===          ===          ======          ===
       March 31, 2002                    57        $ 6,367        .15%         174       $  25,104          .58%
                                         ==          =====        ===          ===          ======          ===
       December 31, 2001                 62        $ 8,058        .18%         158       $  19,388          .42%
                                         ==          =====        ===          ===          ======          ===
       September 30, 2001                49        $ 6,002        .14%         155       $  17,682          .41%
                                         ==          =====        ===          ===          ======          ===
       June 30, 2001                     37        $ 3,465        .08%         125       $  16,397          .37%
                                         ==          =====        ===          ===          ======          ===

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans receivable portfolio in dollar amounts at the dates indicated:

                                                      6/30/02            3/31/02            12/31/01             9/30/01
                                                   ------------        -----------         -----------         -----------
                                                                          (Dollars in thousands)
 Real estate loans:
   One- to four-family:
     Held for investment                            $ 3,529,984          3,475,339          3,559,466           3,579,027
     Held for sale                                       52,809             45,297            161,105             108,931
   Multi-family                                         209,936            197,422            197,685             171,516
   Commercial                                           126,113            128,233            139,608              51,060
   Construction                                          48,936             41,846             43,756              31,969
   Land                                                  39,939             41,152             44,494              31,968
                                                    -----------          ---------          ---------           ---------
     Total real estate loans                          4,007,717          3,929,289          4,146,114           3,974,471
                                                    -----------          ---------          ---------           ---------

 Consumer loans:
   Equity lines of credit                               317,031            278,688            258,884             193,780
   Home equity loans                                     42,976             46,249             52,216              56,778
   Other                                                  5,971              6,835              7,975               4,827
                                                    -----------          ---------          ---------           ---------
     Total consumer loans                               365,978            331,772            319,075             255,385
 Commercial business loans                               32,715             24,440             19,116              10,958
                                                    -----------          ---------          ---------           ---------

 Total loans receivable                               4,406,410          4,285,501          4,484,305           4,240,814
   Loans in process                                      19,427             17,276             21,678              16,582
   Unearned discounts, premiums
     and deferred loan fees, net                         (2,982)            (3,016)            (4,555)             (4,787)
   Allowance for loan losses                             19,375             19,554             19,607              18,210
                                                    -----------          ---------          ---------           ---------
 Loans receivable, net                              $ 4,370,590          4,251,687          4,447,575           4,210,809
                                                    ===========          =========          =========           =========

                                                      6/30/01            3/31/01            12/31/00
                                                    -----------        -----------         ----------
                                                                  (Dollars in thousands)
 Real estate loans:
   One- to four-family:
     Held for investment                              3,635,457          3,714,537          3,807,980
     Held for sale                                       87,036            162,355             41,074
   Multi-family                                         166,777            171,883            173,072
   Commercial                                            49,137             46,483             41,223
   Construction                                          28,443             31,985             29,566
   Land                                                  37,962             40,752             40,497
                                                      ---------          ---------          ---------
     Total real estate loans                          4,004,812          4,167,995          4,133,412
                                                      ---------          ---------          ---------

 Consumer loans:
   Equity lines of credit                               168,875            154,009            146,020
   Home equity loans                                     57,977             60,551             64,465
   Other                                                  4,712              4,735              4,783
                                                      ---------          ---------          ---------
     Total consumer loans                               231,564            219,295            215,268
 Commercial business loans                                4,362              3,162              3,528
                                                      ---------          ---------          ---------

 Total loans receivable                               4,240,738          4,390,452          4,352,208
   Loans in process                                      14,430             12,949             12,912
   Unearned discounts, premiums
     and deferred loan fees, net                         (5,417)            (6,416)            (7,076)
   Allowance for loan losses                             18,221             18,279             18,258
                                                      ---------          ---------          ---------
 Loans receivable, net                                4,213,504          4,365,640          4,328,114
                                                      =========          =========          =========

Non-performing assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate and non-accrual investment securities of the Bank, and at December 31, 2000, loans which were 91 days or more delinquent but on which the Bank continued to accrue interest.


                                                                                              At
                                                             --------------------------------------------------------------------
                                                             6/30/02   3/31/02   12/31/01    9/30/01  6/30/01  3/31/01   12/31/00
                                                             -------   -------   --------    -------  -------  -------   --------
                                                                                        (In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
  Non-accrual loans                                           $18,831    18,743    17,985    16,442    15,431    16,627    14,023
  Accruing loans 91 days or more overdue/1/                         -         -         -         -         -         -     1,732
                                                              -------    ------    ------    ------    ------    ------    ------
    Total                                                      18,831    18,743    17,985    16,442    15,431    16,627    15,755
                                                              -------    ------    ------    ------    ------    ------    ------
Commercial real estate, construction and land loans:
  Non-accrual loans                                             5,069     5,330       544       342       343       321       269
  Accruing loans 91 days or more overdue                            -         -         -         -         -         -         -
                                                              -------    ------    ------    ------    ------    ------    ------
    Total                                                       5,069     5,330       544       342       343       321       269
                                                              -------    ------    ------    ------    ------    ------    ------
Other loans:
  Non-accrual loans                                             1,090     1,144       922       961       806       921       683
  Accruing loans 91 days or more overdue                            -         -         -         -         -         -         2
                                                              -------    ------    ------    ------    ------    ------    ------
  Total                                                         1,090     1,144       922       961       806       921       685
                                                              -------    ------    ------    ------    ------    ------    ------
Total non-performing loans:
    Non-accrual loans                                          24,990    25,217    19,451    17,745    16,580    17,869    14,975
    Accruing loans 91 days or more overdue/1/                       -         -         -         -         -         -     1,734
                                                              -------    ------    ------    ------    ------    ------    ------
       Total                                                  $24,990    25,217    19,451    17,745    16,580    17,869    16,709
                                                              =======    ======    ======    ======    ======    ======    ======
Non-accrual loans to total loans                                  .57%      .59       .45       .43       .40       .42       .35
Accruing loans 91 days or more overdue to total loans               -         -         -         -         -         -       .04
                                                              -------    ------    ------    ------    ------    ------    ------
         Non-performing loans to total loans                      .57%      .59       .45       .43       .40       .42       .39
                                                              =======    ======    ======    ======    ======    ======    ======
Foreclosed real estate:
  One- to four-family                                         $   809     2,170     1,405     1,365     1,260     1,345     1,762
  Commercial, construction and land                                 -         -         -         -         -         -        46
                                                              -------    ------    ------    ------    ------    ------    ------
    Total                                                     $   809     2,170     1,405     1,365     1,260     1,345     1,808
                                                              =======    ======    ======    ======    ======    ======    ======
Non-performing loans and foreclosed real estate
  to total loans and foreclosed real estate                       .59%      .65       .48       .46       .43       .45       .43
                                                              =======    ======    ======    ======    ======    ======    ======
Total non-performing assets                                   $25,799    27,387    20,856    19,110    17,840    19,214    18,517
                                                              =======    ======    ======    ======    ======    ======    ======
Total non-performing assets to total assets                       .45%      .49       .37       .37       .34       .37       .36
                                                              =======    ======    ======    ======    ======    ======    ======
--------------------
/1/As of January 1, 2001, the Bank no longer accrues interest on loans 91 or more days delinquent.

Liquidity and Capital Resources

     The Company's principal sources of funds are cash dividends paid by the Bank and MAF Developments, and liquidity generated by borrowings or the issuance of common stock. The Company's principal uses of funds are interest payments on the Company's $55.0 million unsecured bank term loan, cash dividends to shareholders, loans to and investments in MAF Developments, as well as investment purchases, stock repurchases and debt repayments. The Company also maintains a one-year, $40.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on November 30. The line of credit has an outstanding balance of $-0- as of June 30, 2002. For the six-month period ended June 30, 2002, the Company declared common stock dividends of $.30 per share, or $7.0 million.

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

     During the six months ended June 30, 2002, the Bank originated loans totaling $1.40 billion compared with $1.23 billion during the same period a year ago. Loan sales, and swaps of loans for securities backed by those loans, for the six months ended June 30, 2002, were $576.6 million, compared to $499.8 million for the prior year period. The Bank has outstanding commitments to originate loans of $620.2 million and commitments to sell or swap loans of $103.0 million at June 30, 2002. At June 30, 2002, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" of the Company's Form 10-K for the year ended December 31, 2001, for a discussion of the Company's contractual obligations and off-balance sheet commitments. There have been no material changes in contractual obligations since December 31, 2001. Significant changes in off-balance sheet commitments since December 31, 2001 include a $151.3 million increase in mortgage loan commitments, all expiring within one year, and a $50.9 million increase in unused equity lines of credit balances, primarily with greater than five-year maturities.

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

     The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a negative gap, where more interest-bearing liabilities are repricing or maturing than interest-earning assets, would tend to result in a reduction in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative gap would likely result in an improvement in net interest income. Management's goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management's decisions based on its expectation of future interest rate trends. The Bank's asset/liability management strategy emphasizes, for its own portfolio, the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank's cost of funds.

     The Bank, except as noted below, has not used derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy, management does hedge the Bank's exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with FNMA and FHLMC with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In addition, the Bank uses U.S. Treasury bond futures contracts and MBS forward sale commitments to hedge some of the mortgage pipeline exposure. These futures contracts and forward sale commitments are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at June 30, 2002 and management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. However, due to recent volatility in market interest rates, $18.6 million of investment securities with final maturities ranging from 20 to 75 months, but callable in 6 months or less are categorized in the 6 months or less category and $15.4 million of investments with a final maturity of 45 months, but callable in 6 months to one year are categorized in the 6 months to one year category in anticipation of their call. Additionally, $75.0 million of FHLB advances with final remaining maturities greater than five years, but callable in one to three years are categorized in the one to three year category in anticipation of their call.

     The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified. Certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, such as the pricing of deposits. Additionally, certain assets such as hybrid adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, as interest rates change, actual loan prepayment rates may differ significantly from those rates assumed by management for presentation purposes in the table.

     Management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank's operations and does not believe that the following table is particularly meaningful.

                                                                                  At June 30, 2002
                                                    ----------------------------------------------------------------------------
                                                                   More Than    More Than     More Than
                                                     6 Months       6 Months      1 Year     3 Years to   More Than
                                                     or Less       to 1 Year    to 3 Years     5 Years     5 Years       Total
                                                    ----------     ---------    ----------     -------    ---------    ---------
                                                                                   (In thousands)
Interest-earning assets:
   Loans receivable                                 $  973,346      483,538       920,348      862,785    1,149,948    4,389,965
   Mortgage-backed securities                           61,423       21,808        43,640       30,649       87,383      244,903
   Interest-bearing deposits                           105,206            -             -            -            -      105,206
   Federal funds sold                                   93,353            -             -            -            -       93,353
   Investment securities (1)                           355,542       36,438        80,310       22,516       48,875      543,681
                                                    ----------     --------     ---------      -------    ---------    ---------
   Total interest-earning assets                     1,588,870      541,784     1,044,298      915,950    1,286,206    5,377,108
   Impact of hedging activity (2)                       52,809            -             -            -      (52,809)           -
                                                    ----------     --------     ---------      -------    ---------    ---------
   Total net interest-earning assets adjusted
     for impact of hedging activities                1,641,679      541,784     1,044,298      915,950    1,233,397    5,377,108
                                                    ----------     --------     ---------      -------    ---------    ---------

Interest-bearing liabilities:
   NOW and checking accounts                            29,563       27,050        99,005       61,499      130,687      347,804
   Money market accounts                               464,559            -             -            -            -      464,559
   Passbook accounts                                    80,216       73,397       268,634      166,869      354,596      943,712
   Certificate accounts                                989,067      367,784       289,083       52,936        7,079    1,705,949
   FHLB advances                                       220,000       85,500       575,000      220,000      315,000    1,415,500
   Other borrowings                                     55,000            -             -            -            -       55,000
                                                    ----------     --------     ---------      -------    ---------    ---------
   Total interest-bearing liabilities                1,838,405      553,731     1,231,722      501,304      807,362    4,932,524
                                                    ----------     --------     ---------      -------    ---------    ---------
Interest sensitivity gap                            $ (196,726)     (11,947)     (187,424)     414,646      426,035      444,584
                                                    ==========     ========     =========      =======    =========    =========
Cumulative gap                                      $ (196,726)    (208,673)     (396,097)      18,549      444,584
                                                    ==========     ========     =========      =======    =========
Cumulative gap assets as a percentage
   of total assets                                       (3.41)%      (3.61)        (6.86)         .32         7.70
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities          89.30%       91.28         89.07       100.45       109.01
                                                    ==========     ========     =========      =======    =========

At December 31, 2001
--------------------
Cumulative gap                                      $   (2,622)    (199,920)     (112,931)     197,155      459,797
                                                    ==========     ========     =========      =======    =========
Cumulative gap assets as a percentage
   of total assets                                       (0.05)%      (3.57)        (2.02)        3.52         8.22
Cumulative net interest-earning assets as
   a percentage of interest-bearing liabilities          99.84%       91.61         96.71       104.99       109.62
                                                    ==========     ========     =========      =======    =========

-----------------------------------------------
(1) Includes $165.6 million of stock in FHLB of Chicago in 6 months or less.
(2) Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

     The following table sets forth certain information relating to the Bank's consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 2002 includes fees which are considered adjustments to yield.

                                                             Three Months Ended June 30,
                                          -----------------------------------------------------------------
                                                         2002                              2001
                                          -------------------------------   -------------------------------
                                                                  Average                           Average
                                            Average                Yield/    Average                 Yield/
                                            Balance    Interest    Cost      Balance     Interest     Cost
                                          ----------   --------   -------   ----------   --------   -------
                                                               (Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable                          $4,319,198     71,563     6.63%   $4,344,926     78,187     7.20%
Mortgage-backed securities                   232,119      2,908     5.01       109,028      1,650     6.05
Interest-bearing deposits (1)                111,501        594     2.14        38,678        561     5.82
Federal funds sold (1)                       126,984        695     2.20       134,965      1,876     5.58
Investment securities (2)                    515,192      6,263     4.88       362,907      5,717     6.32
                                          ----------    -------             ----------    -------
 Total interest-earning assets             5,304,994     82,023     6.19     4,990,504     87,991     7.06
Non-interest earning assets                  332,755                           223,596
                                          ----------                        ----------
 Total assets                             $5,637,749                        $5,214,100
                                          ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                   3,425,212     24,218    2.84      2,913,615     31,637     4.36
Borrowed funds                             1,394,016     19,527    5.62      1,639,164     24,419     5.98
                                          ----------    -------             ----------    -------
 Total interest-bearing liabilities        4,819,228     43,745    3.64      4,552,779     56,056     4.94
                                                        -------  ------                   -------   ------
Non-interest bearing deposits                233,409                           154,417
Other liabilities                            126,729                           115,074
                                          ----------                        ----------
 Total liabilities                         5,179,366                         4,822,270
Stockholders' equity                         458,383                           391,830
                                          ----------                        ----------
 Liabilities and stockholders' equity     $5,637,749                        $5,214,100
                                          ==========                        ==========
Net interest income/interest rate spread                $38,278    2.55%                  $31,935     2.12%
                                                        =======  ======                   =======   ======
Net earning assets/net yield on average
 interest-earning assets                  $  485,766               2.89%    $  437,725                2.56%
                                          ==========             ======     ==========              ======
Ratio of interest-earning assets to
 interest-bearing liabilities                                    110.08%                            109.61%
                                                                 ======                             ======

                                                               Six Months Ended June 30,
                                           -----------------------------------------------------------------
                                                          2002                              2001                 At June 30, 2002
                                           -------------------------------    ------------------------------   -------------------
                                                                   Average                           Average
                                            Average                 Yield/    Average                 Yield/                 Yield/
                                            Balance     Interest     Cost     Balance     Interest     Cost      Balance      Cost
                                           ----------   --------   -------   ----------   --------   -------   ----------   --------
Assets:
Interest-earning assets:
Loans receivable                           $4,336,207    143,568     6.62%   $4,356,519    158,270     7.27%   $4,389,965      6.59%
Mortgage-backed securities                    204,488      5,280     5.16       104,963      3,310     6.31       244,903      5.14
Interest-bearing deposits (1)                  97,850      1,030     2.12        34,824      1,071     6.20       105,206      1.70
Federal funds sold (1)                        153,954      1,622     2.12       122,206      3,840     6.34        93,353      1.73
Investment securities (2)                     494,405     12,237     4.99       326,317     10,684     6.60       543,681      4.68
                                           ----------   --------             ----------   --------   ------    ----------
 Total interest-earning assets              5,286,904    163,737     6.20     4,944,829    177,175     7.17     5,377,108      6.15
Non-interest earning assets                   325,426                           226,785                           396,071
                                           ----------                        ----------                        ----------
 Total assets                              $5,612,330                        $5,171,614                        $5,773,179
                                           ==========                        ==========                        ==========

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits                                    3,388,914     49,764     2.97     2,876,704     63,147     4.44     3,462,024       2.75
Borrowed funds                              1,417,098     39,573     5.63     1,649,315     49,558     6.06     1,470,500       5.50
                                           ----------   --------             ----------   --------             ----------
 Total interest-bearing liabilities         4,806,012     89,337     3.75     4,526,019    112,705     5.03     4,932,524       3.57
                                                        --------   ------                 --------   ------                  -------
Non-interest bearing deposits                 227,943                           144,337                           247,418
Other liabilities                             127,872                           110,254                           125,817
                                           ----------                        ----------                        ----------
 Total liabilities                          5,161,827                         4,780,610                         5,305,759
Stockholders' equity                          450,503                           391,004                           467,420
                                           ----------                        ----------                        ----------
 Liabilities and stockholders' equity      $5,612,330                        $5,171,614                        $5,773,179
                                           ==========                        ==========                        ==========
Net interest income/interest rate spread                $ 74,400     2.45%                $ 64,470    2.14%                    2.58%
                                                        ========   ======                 ========  ======                   ======
Net earning assets/net yield on average
 interest-earning assets                   $  480,892                2.81%   $  418,810               2.61%    $  444,585       N/A
                                           ==========              ======    ==========             ======     ==========    ======
Ratio of interest-earning assets to
 interest-bearing liabilities                                      110.01%                          109.25%                  109.01%
                                                                   ======                           ======                   ======

----------------------------------------
(1) Includes pro-rata share of interest income received on outstanding drafts payable.
(2) Income and yields are stated on a taxable equivalent basis.

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

                                              Three Months Ended                     Six Months Ended
                                                 June 30, 2002                        June 30, 2002
                                                  Compared to                          Compared to
                                                 June 30, 2001                        June 30, 2001
                                              Increase (Decrease)                  Increase (Decrease)
                                        ------------------------------       ------------------------------
                                        Volume      Rate         Net         Volume     Rate          Net
                                        ------     -------     -------       ------    -------      -------
                                                                      (In thousands)
Interest-earning assets:
Loans receivable                        $ (461)     (6,163)     (6,624)        (735)   (13,967)     (14,702)
Mortgage-backed securities               1,585        (327)      1,258        2,661       (691)       1,970
Interest-bearing deposits                  557        (524)         33        1,012     (1,053)         (41)
Federal funds sold                        (105)     (1,076)     (1,181)         823     (3,041)      (2,218)
Investment securities                    2,049      (1,503)        546        4,621     (3,068)       1,553
                                        ------     -------     -------       ------    -------      -------
Total                                   $3,625      (9,593)     (5,968)       8,382    (21,820)     (13,438)
                                        ------     -------     -------       ------    -------      -------

Interest-bearing liabilities:
Deposits                                 4,926     (12,345)     (7,419)      10,018    (23,401)     (13,383)
Borrowed funds                          (3,496)     (1,396)     (4,892)      (6,649)    (3,336)      (9,985)
                                        ------     -------     -------       ------    -------      -------
Total                                    1,430     (13,741)    (12,311)       3,369    (26,737)     (23,368)
                                        ------     -------     -------       ------    -------      -------
Net change in net interest income       $2,195       4,148       6,343        5,013      4,917        9,930
                                        ======     =======     =======       ======    =======      =======

Comparison of the Results of Operations for the Three Months Ended June 30, 2002 and 2001

     General - Net income for the three months ended June 30, 2002 was $16.3 million, or $.68 per diluted share, compared to net income of $13.9 million, or $.60 per diluted share for the three months ended June 30, 2001. On November 30, 2001, the Company completed its acquisition of Mid Town Bancorp in a transaction that was accounted for under the purchase accounting method for financial purposes. As a result, the current period's results include the operations of Mid Town Bancorp while the corresponding prior year's quarter does not. The increase in earnings per share is primarily due to higher net interest income, deposit account service fees and loan sale gains, which were offset by lower income from real estate operations and higher non-interest expense. Additionally, the elimination of goodwill amortization resulting from the implementation of SFAS No. 142 (adopted January 1, 2002) added $648,000 or $.03 to diluted earnings per share for the current quarter.

     Net interest income - Net interest income was $38.1 million for the current quarter, compared to $31.9 million for the quarter ended June 30, 2001, an increase of $6.3 million or 19.7%. The Company's average interest-earning assets increased to $5.30 billion for the three months ended June 30, 2002 compared to $4.99 billion for the three months ended June 30, 2001, while the Company's net interest margin increased to 2.89% for the current three month period, compared to 2.74% in the first quarter of 2002 and 2.56% in the prior year period. The improved margin is attributable to a greater decline in the Bank's average cost of funds compared to the decline in the yield on interest-earning assets. This reflects the shorter-term nature of the Bank's deposit accounts as well as the downward repricing on its core deposit accounts, which make up over 50% of the Bank's deposit base.

     Interest income on loans receivable decreased $6.6 million as a result of a $25.7 million decrease in average loans receivable, and a 57 basis point decrease in the average yield. The decrease in the average balance of loans receivable is due to the continued strong level of long-term fixed rate originations over the past 12 months, of which the Bank sold a majority to control its interest rate risk. The decline in the average rate is a function of current originations being at lower interest rates, the downward repricing of ARM loans, and prepayments of higher-rate loans due to declining interest rates. Interest income on mortgage-backed securities increased $1.3 million to $2.9 million for the current quarter, due primarily to a $123.1 million increase in average balances, while interest income on investment securities increased $489,000 to $6.1 million, due to a $152.3 million increase in the average balance of this portfolio. The increase in investment and mortgage-backed securities balances is primarily due to purchases during the quarter as a result of higher cash flows from loan sales and deposit inflows.

     Interest income on interest-bearing deposits and federal funds sold decreased $1.1 million even as the average balance of interest bearing deposits and federal funds sold increased $64.8 million for the three months ended June 30, 2002 compared to the prior year period but this was offset by a 372 basis point decrease in average yield. This increase in average balances is due to the high level of loan prepayments and fixed rate loan sale activity which is holding down loan portfolio growth, as well as the strong deposit flows in the current quarter. The decrease in yield is primarily due to Federal Reserve Board easings since January 2001. The Company currently has a high level of liquidity, and currently expects to redeploy the excess amounts into ARM loans, investments and mortgage-backed securities as well as to repay maturing advances and meet seasonal real estate tax payments for mortgage loan customers.

     Interest expense on deposit accounts decreased $7.4 million to $24.2 million for the second quarter of 2002, due to a $511.6 million increase in average deposits compared to the prior year quarter, more than offset by a 152 basis point decrease in the average cost of deposits compared to the prior year's three-month period. Approximately $267.5 million of the growth in average deposits is attributable to the acquisition of Mid Town Bank in November 2001. The decrease in average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit, an increase in low-cost core deposits through acquisition and internal growth and the lower rate paid on core deposits as short-term rates have declined. Currently, core deposits comprise more than 50% of the Bank's deposit base. The Bank expects the average cost of deposits to trend lower throughout the remainder of 2002.

     Interest expense on borrowed funds decreased $4.9 million to $19.5 million, as a result of a $245.1 million decrease in the average balance of borrowed funds, and a 36 basis point decrease in the average cost of borrowed funds. The decrease in the average balance was primarily due to a $266.8 million decrease in the average balance of FHLB advances, as maturities were not refinanced by the Bank, due to deposit inflows and a decrease in loans held in portfolio. The decline in average rate is attributable to maturing FHLB advances having higher interest rates, as the Bank tends to borrow medium term fixed-rate advances.

     Provision for loan losses - Based on management's assessment of the adequacy of the loan loss reserve as of June 30, 2002 and 2001, the Bank provided no provision for loan losses during the second quarter of 2002 or the 2001 second quarter. Net chargeoffs during the 2002 quarter were $179,000 compared to $58,000 for the three months ended June 30, 2001. Net charge-offs for the three months ended June 30, 2002 consisted of charge-offs of $215,000, including $144,000 on commercial loans net, of $36,000 in recoveries.

     Non-interest income - Non-interest income increased $1.1 million, or 10.4%, to $11.6 million for the three months ended June 30, 2002, compared to $10.5 million for the three months ended June 30, 2001. Increases in gains on sales of loans and investment securities, fee income from deposit accounts and other income were offset by lower income from real estate operations.

     Gain on sale of loans increased to $2.7 million for the three months ended June 30, 2002, compared to $1.9 million for the three months ended June 30, 2001. Although loan sale volume declined to $212.1 million for the three months ended June 30, 2002 compared to $373.5 million for the three months ended June 30, 2001, increased margins on sales resulted in higher gains. At June 30, 2002, a $165,000 mark-to-market adjustment is also included in gain on sale of loans as a result of valuation of loan commitments and forward loan sale contracts accounted for as derivative instruments in accordance with SFAS No. 133. The Company currently expects loan originations to be strong throughout 2002.

     Income from real estate operations decreased $1.2 million to $160,000 for the three months ended June 30, 2002 compared to the prior year quarter. The Company sold two lots in its Tallgrass of Naperville project during the three months ended June 30, 2002, compared to 33 lots for the prior year quarter. As previously reported, closings on approximately 36 lots expected to occur during the second quarter were postponed due to a delay in receiving a final letter of map revision from the Federal Emergency Management Agency ("FEMA") relating to the remapping of the flood plain area where the subject lots are located. The Company expects to receive the final letter of map revision and anticipates closing the sale of these lots in the third quarter of 2002.

     Deposit account service charges increased $1.4 million, or 34.6%, to $5.5 million for the three months ended June 30, 2002 compared to $4.1 million for the prior year quarter, due to continued growth in the number of checking accounts through acquisition and internal sales efforts, as well as fee increases for services provided. At June 30, 2002, the Bank had 148,100 checking accounts, compared to 122,700 at June 30, 2001.

     Loan servicing fee income increased $200,000 to $137,000 for the three months ended June 30, 2002, compared to a net expense of $(63,000) for the prior year quarter. The average balance of loans serviced for others increased 80.6% to $1.69 billion for the current three-month period compared to $938.0 million for the prior year three-month period. Amortization of mortgage servicing rights was $1.1 million for the three months ended June 30, 2002, compared to $614,000 for the prior year three-month period due to higher prepayments in the current quarter. The Bank also recorded a $490,000 impairment reserve on mortgage servicing rights in the current three-month period as a result of declining interest rates accelerating higher prepayment speeds on loans in its serviced for others portfolio. At June 30, 2002, the Bank's balance of mortgage servicing rights was $13.4 million, net of a valuation reserve of $1.6 million. The balance of loans serviced for others at June 30, 2002 was $1.76 billion.

     Other non-interest income increased $220,000, or 10.7% to $2.3 million for the three months ended June 30, 2002, compared to $2.1 million for the prior year quarter. The increase is due primarily to income from the Bank's mortgage reinsurance subsidiary, which began operations in late 2001.

     Non-interest expense - Non-interest expense increased $4.2 million or 20.8% compared to the prior year period to $24.4 million for the three months ended June 30, 2002.

     Compensation and benefits increased 25.8% or $3.0 million to $14.7 million for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. The increase is primarily due to increased employee costs from the Mid Town acquisition and two new branches, normal salary increases, higher medical costs, and increased staffing costs due to increased loan origination volume and the business banking division.

     Occupancy expense increased $591,000, or 26.7% to $2.8 million for the three months ended June 30, 2002 compared to the prior year period, primarily due to increased operating expenses from the acquisition of Mid Town as well as the two new branches opened in the past year.

    Advertising and promotion expense increased $263,000 or 23.9% to $1.4 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due to higher costs relating to new account openings and radio advertising.

    Data processing expense increased $101,000 or 13.5% to $847,000 for the three months ended June 30, 2002 compared to the prior year period. The increase is primarily due to increased depreciation expense related to additional computer equipment at new and acquired branches.

    Other non-interest expense increased $764,000 or 23.8% to $4.0 million for the three months ended June 30, 2002 compared to the prior year period. Costs increased due to increased professional expense and higher bad check losses, stationery and supplies expense and correspondent bank service charges resulting from the addition of two new branches and four acquired branches since the prior year period.

    Amortization of goodwill decreased $648,000 to $163,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease in expense over the prior period was attributable to the elimination of certain goodwill amortization expense resulting from the implementation of SFAS No. 142, which was adopted January 1, 2002. Amortization of core deposit intangibles increased $90,000 to $409,000 for the three months ended June 30, 2002 compared to the prior year period primarily due to additional amortization on the core deposit intangible recorded in the Mid Town acquisition.

     Income taxes - For the three months ended June 30, 2002, income tax expense totaled $9.0 million, or an effective income tax rate of 35.6% compared to $8.2 million, or an effective income tax rate of 37.2%, for the three months ended June 30, 2001. The lower effective income tax rate in the current period is primarily the result of the decrease in goodwill amortization expense. Most of the Company's goodwill amortization expense in prior periods was not tax deductible.

Comparison of the Results of Operation for the Six Months Ended June 30, 2002 and 2001

    General - Net income for the six months ended June 30, 2002 totaled $32.8 million, or $1.38 per diluted share, compared to $28.0 million, or $1.20 per diluted share for the six months ended June 30, 2001, an increase of $4.9 million, or 17.4%. The increase is primarily due to higher net interest income and gains on the sale of loans and investments, offset by higher compensation and benefit costs. Additionally, the elimination of goodwill amortization resulting from the implementation of SFAS No. 142 (adopted January 1, 2002) added $1.3 million or $.05 to diluted earnings per share for the current six month period.

     Net interest income - Net interest income for the six months ended June 30, 2002 was $74.1 million compared to $64.3 million for the six months ended June 30, 2001, an increase of $9.8 million. The increase is principally due to the growth in the Company's average interest-earning assets of $356.7 million to $4.94 billion, as well as a 20 basis point increase in the Company's net interest margin.

     Interest income on interest-earning assets decreased $13.6 million for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily attributable to a $14.7 million decline in interest income on loans receivable. The Bank's average balance of loans receivable decreased $20.3 million to $4.36 billion for the first six months of 2002, in addition to the average yield on loans receivable decreasing 65 basis points over the prior year period. The decreases in average balance and rate are due to the impact of declining interest and the downward repricing of the Company's loan portfolio since last year, as lower interest rates have increased loan prepayments, and driven down new origination rates. The $1.9 million increase in interest income on mortgage-backed securities is due to a $99.5 million increase in the average balance primarily due to purchases offset by a 115 basis point decrease in yield. Interest income on investment securities increased $1.4 million to $11.9 million for the six months ended June 30, 2002, due to a $168.1 million increase in the average balance for the period, offset by a 161 basis point decrease in the average yield on this portfolio. The Bank has purchased both investments and mortgage-backed securities in lieu of holding longer-term fixed-rate mortgage loan originations over the past year. These purchases have carried lower yields due to a lower interest rate environment as well as shorter durations so that the Bank stabilizes its interest rate risk, and maintains some flexibility for reinvestment should interest rates rise.

     Interest expense on interest-bearing liabilities decreased $23.4 million to $89.3 million for the six months ended June 30, 2002. Interest expense on deposits decreased $13.4 million, due to a $512.2 million increase in balance of average deposits offset by a 146 basis point decrease in average cost of deposits. The decrease in deposit costs were primarily due to the downward repricing of certificates of deposit and the success the Company has had in gathering low-cost core deposits. Interest expense on borrowed funds decreased $10.0 million, reflecting a $232.2 million decrease in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a 43 basis point decrease in average cost. Since June 30, 2001, $365.0 million of the Bank's advances have matured, of which $215.0 million were refinanced with lower rate, intermediate term fixed-rate advances.

     Provision for loan losses - Based on management's assessment of the adequacy of the loan loss reserve as of June 30, 2002 and 2001, the Bank provided no provision for loan losses for the six months ended June 30, 2002 or for the six months ended June 30, 2001. Net charge-offs were $232,000 for the current year six-month period compared to $37,000 for the prior six-month period. At June 30, 2002, 90% of the Company's loan portfolio consisted of loans secured by one-to-four family residential properties, including 8% relating to home equity loans and equity lines of credit. A total of 76% of non-performing assets consisted of loans secured by one-to-four family residential properties and one-to-four family foreclosed real estate.

     Non-interest income - Non-interest income increased $4.9 million to $25.3 million for the six months ended June 30, 2002, compared to $20.4 million for the six months ended June 30, 2001 primarily due to increased loan sale gains and deposit fee income offset by lower income from real estate operations. Despite a year-over-year decline in income from real estate, strong results led to an overall increase in non-interest income of 24.1%.

     Gain on sale of loans receivable was $5.0 million for the six months ended June 30, 2002, compared to $2.6 million ended June 30, 2001, an increase of $2.4 million. The increase was due to both higher sales volume and improved profit margins on sales. Loan sales were $576.6 million during the current six-month period compared to $499.8 million in the prior six-month period. The increase in loan sale activity is primarily due to a greater amount of fixed-rate originations in the current six-month period due to falling interest rates, as well as the higher balance of loans held for sale at December 31, 2001, most of which were closed in the first quarter of 2002.

     During the current six months, the Company recognized $982,000 of gains on the sale of investment securities available for sale, primarily marketable equity securities, compared to gains of $560,000 for the previous six-month period from the sale of U.S. agency securities and, to a lesser extent, marketable equity securities.

     Income from real estate operations was $3.1 million for the six months ended June 30, 2002, compared to income of $4.7 million for the six months ended June 30, 2001, a decrease of $1.6 million. The decline in income from real estate is primarily due to a delay in closings on approximately 36 real estate lot sales in the Company's Tallgrass of Naperville project. The real estate lot closings were postponed due to a delay in receiving a final letter of map revision from FEMA relating to the remapping of the flood plain area where the subject lots are located. The Company expects to receive the final letter of map revision and anticipates closing the sale of these lots in the third quarter of 2002. Management currently expects income from real estate operations to be $7.5-$9.0 million in pre-tax income for the second half of 2002.

     Loan servicing fee income was $97,000 for the six months ended June 30, 2002 compared to a net expense of $(111,000) for the six months ended June 30, 2001. The average balance of loans serviced for others increased 85.3% to $1.61 billion for the current six-month period, compared to $868.0 million in the prior six-month period. Amortization of mortgage servicing rights totaled $2.1 million for the 2002 six-month period, compared to $1.4 million for the prior six-month period. The Bank also recorded a $490,000 impairment charge on mortgage servicing rights in the current six-month period as a result of declining interest rates accelerating prepayment speeds on loans in its serviced for others portfolio compared to a $215,000 charge during the six-months ended June 30, 2001.

     Deposit account service charges increased $2.8 million or 37.4% to $10.4 million for the six months ended June 30, 2002, due to an increase in the number of checking accounts through acquisition and internal growth, expansion of the debit card base and related fees.

     Other non-interest income increased $1.0 million or 26.5% to $4.8 million for the six months ended June 30, 2002 primarily due to an increase in loan related fee income and income from the Bank's mortgage reinsurance subsidiary, which began operations in late 2001.

     Non-interest expense - Non-interest expense for the six months ended June 30, 2002 increased $8.0 million or 19.9% to $48.2 million compared to $40.2 million for the six months ended June 30, 2001.

     Compensation and benefits increased $5.9 million, or 25.6%, to $28.9 million, for the six months ended June 30, 2002, primarily due to normal salary increases, higher medical costs and increased staffing costs related to the higher loan volume as well as additional employee costs related to the acquisition of Mid Town.

     Occupancy expense increased $1.2 million, or 27.8% to $5.7 million for the six months ended June 30, 2002. The increase in expense is primarily due to higher rent, utility costs and depreciation expense related to the Mid Town branches the Bank acquired in November 2001.

     Advertising and promotion expense increased $202,000 or 8.6% compared to the prior year to $2.5 million for the six months ended June 30, 2002. The increase in cost is primarily related to increased costs for radio and newspaper advertising as well as promotional giveaways due to increased competition.

     Data processing expense increased $336,000 or 22.3%, to $1.8 million, for the six months ended June 30, 2002 compared to the prior year, primarily due to increased depreciation expense for computer equipment and costs associated with upgrading equipment, as well as additional data processing costs for the branches acquired from Mid Town prior to their integration into the Bank's computer system.

     Other non-interest expense increased $1.4 million to $7.7 million for the six months ended June 30, 2002 compared to the prior year period. The increase is primarily due to operations from the acquired branches, costs for stationery, postage, correspondent bank service charges and higher bad check losses due to an increased checking account base.

     Amortization of goodwill decreased $1.3 million or $.05 per share for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease is due to the elimination of goodwill amortization expense resulting from the implementation of FASB No. 142 effective January 1, 2002.

     Amortization of core deposit intangibles increased $174,000 to $833,000 for the six months ended June 30, 2002 due to an increase in core deposit intangibles as a result of the acquisition of Mid Town in November 2001.

     Income taxes - The Company recorded income tax expense totaling $18.3 million for the six months ended June 30, 2002, or an effective income tax rate of 35.8%, compared to $16.6 million for the six months ended June 30, 2001, or an effective income tax rate of 37.2%. The lower effective income tax rate in the current period was primarily the result of the decline in non-deductible goodwill amortization expense in the current period.

Outlook for the Balance of 2002

     Management reiterates its previously announced expectation that earnings per share for 2002 should be in the range of $3.00-$3.05 per diluted share, or an increase of 17%-19% over 2001. For the quarter ending September 30, 2002, management currently expects to report results in the range of $.77-$.80 per diluted share, including projected income from real estate operations of $3.3-$3.9 million, or $.09-$.10 per diluted share.

     The Company's projections for the remainder of 2002 assume modest balance sheet growth and a relatively steep U.S. Treasury yield curve, which is expected to result in a stable to slightly higher interest rate spread and net interest margin. The Company is anticipating its real estate development operations will contribute $7.5-$9.0 million in pre-tax earnings in the second half of 2002 and also expects to report continued strong growth in fee income. The projections also assume housing and mortgage activity in the Bank's markets remain strong and credit quality remains good.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company's December 31, 2001 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2001.

Part II  -  Other Information
-----------------------------

Item 1.  Legal Proceedings.

         The Company was informed on June 10, 2002, that the U.S. Department of Justice is reviewing the Bank's mortgage lending practices as part of its responsibilities to investigate possible discrimination on the basis of race or national origin under the Fair Housing Act and the Equal Credit Opportunity Act. The investigation is focused on the level of the Bank's residential mortgage lending activity in past years in census tracts within the Chicago metropolitan area that are predominantly African American or African American/Hispanic. The Company believes the Bank's mortgage lending operations have complied at all times with the fair lending laws and is cooperating fully with the DOJ to resolve this matter. Based on discussions to date, management does not expect the ultimate resolution to have a material adverse impact on its results of operation or financial condition.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The information required by this item with respect to the Company's Annual Meeting of Shareholders held on April 30, 2002, was included in
         Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18121) and is incorporated herein by reference.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              Exhibit No. 3.  Certificate of Incorporation and By-laws.

                (i) Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K dated December 19, 2000).

                (ii) Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's March 31, 2001 Form 10-Q).

              Exhibit No. 11.  Statement re:  Computation of per share earnings.

                                                                                       Three Months         Six Months
                                                                                          Ended               Ended
                                                                                       June 30, 2002        June 30, 2002
                                                                                       -------------        -------------
                  Net income                                                        $     16,287,000     $     32,830,000
                                                                                      ==============       ==============

                  Weighted average common shares outstanding                              23,154,581           23,084,701
                                                                                      ==============       ==============

                  Basic earnings per share                                          $            .70     $           1.42
                                                                                       =============       ==============

                  Weighted average common shares outstanding                              23,154,581           23,084,701
                  Common stock equivalents due to dilutive
                   effect of stock options                                                   691,551              626,375
                                                                                       -------------        -------------
                  Total weighted average common shares and equivalents
                   outstanding for diluted computation                                    23,846,132           23,711,076
                                                                                       =============       ==============
                  Diluted earnings per share                                        $            .68     $           1.38
                                                                                       =============       ==============

Exhibit No. 99.1. Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.2. Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

              A Form 8-K was filed to report that on April 18, 2002, MAF Bancorp, Inc. announced its 2002 first quarter earnings results, and a copy of the press release was included as an exhibit.

              A Form 8-K/A was filed to report that on April 19, 2002 a press release was issued to correct an error within the press release issued on April 18, 2002. A copy of the revised press release was included as an exhibit.

              A Form 8-K was filed to report that on June 11, 2002, MAF Bancorp, Inc. issued a press release announcing its participation in the Howe Barnes Community Bank Conference held in Chicago, Illinois on June 13, 2002. A copy of the press release and the presentation materials were included as an exhibit.

              A Form 8-K was filed to report that on June 26, 2002, MAF Bancorp, Inc. issued a press release announcing that it had lowered its second quarter earnings projections due to real estate lot sales delays, but reiterated its full year 2002 earnings per share estimates. A copy of the press release was included as an exhibit.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MAF Bancorp. Inc.
                                             -----------------------------------
                                                         (Registrant)



Date:       August 13, 2002              By:          /s/  Allen H. Koranda
      ----------------------------           -----------------------------------
                                                       Allen H. Koranda
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Date:       August 13, 2002              By:         /s/  Jerry A. Weberling
      -----------------------------          -----------------------------------
                                                       Jerry A. Weberling
                                                  Executive Vice President and
                                                     Chief Financial Officer