Form 10-Q
period 2002-09-30
MAF BANCORP INC
filed 2002-11-13
CIK 854662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-18121

MAF BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3664868
(State of Incorporation)	(I.R.S. Employer
Identification No.)

55th Street & Holmes Avenue
Clarendon Hills, Illinois	60514
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      ✓     No

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, was 23,248,511 at November 8, 2002.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$117,545	82,540
Interest-bearing deposits	41,790	29,367
Federal funds sold	61,306	112,765

Total cash and cash equivalents	220,641	224,672

Investment securities available for sale, at fair value	337,129	355,461
Stock in Federal Home Loan Bank of Chicago, at cost	167,596	132,081
Mortgage-backed securities available for sale, at fair value	283,162	142,158
Loans receivable held for sale	132,899	161,105
Loans receivable, net of allowance for losses of $19,458 and $19,607	4,454,327	4,286,470
Accrued interest receivable	28,594	28,761
Foreclosed real estate	474	1,405
Real estate held for development or sale	10,834	12,993
Premises and equipment, net	70,607	63,815
Other assets	94,375	80,448
Goodwill, net of accumulated amortization of $12,970 and $12,480	94,307	96,851
Core deposit intangibles, net of accumulated amortization of $8,369 and $7,128	7,578	8,819

	$5,902,523	5,595,039

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,697,269	3,557,997
Borrowed funds	1,590,500	1,470,500
Advances by borrowers for taxes and insurance	36,696	38,484
Accrued expenses and other liabilities	95,920	92,185

Total liabilities	5,420,385	5,159,166

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 80,000,000 shares; 25,420,650 shares issued; 23,244,936 and 22,982,634 shares outstanding	254	254
Additional paid-in capital	204,654	201,468
Retained earnings, substantially restricted	326,145	286,742
Stock in gain deferral plan; 223,453 shares	511	511
Accumulated other comprehensive income	2,791	3,672
Treasury stock, at cost; 2,399,167 and 2,661,469 shares	(52,217)	(56,774)

Total stockholders’ equity	482,138	435,873

	$5,902,523	5,595,039

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans receivable	$72,556	74,989	216,124	233,259
Mortgage-backed securities available for sale	3,095	1,962	8,375	5,272
Investment securities available for sale	6,177	6,354	18,115	16,917
Interest-bearing deposits and federal funds sold	1,138	1,996	3,790	6,907

Total interest income	82,966	85,301	246,404	262,355

Interest expense:
Deposits	21,713	30,166	71,477	93,313
Borrowed funds	20,313	22,844	59,886	72,402

Total interest expense	42,026	53,010	131,363	165,715

Net interest income	40,940	32,291	115,041	96,640
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	40,940	32,291	115,041	96,640
Non-interest income:
Gain (loss) on sale of:
Loans receivable held for sale	3,899	2,678	8,901	5,275
Mortgage-backed securities	—	(2)	39	(2)
Investment securities	2,049	264	3,031	824
Foreclosed real estate	5	30	156	352
Income from real estate operations	3,791	799	6,848	5,469
Deposit account service charges	5,865	4,230	16,216	11,763
Loan servicing fee income (expense)	(836)	118	(739)	7
Impairment of mortgage servicing rights	(1,160)	(539)	(1,650)	(754)
Brokerage commissions	678	512	1,923	1,694
Other	2,363	2,002	7,197	5,824

Total non-interest income	16,654	10,092	41,922	30,452

Non-interest expense:
Compensation and benefits	14,708	12,173	43,653	35,218
Office occupancy and equipment	2,940	2,169	8,608	6,603
Advertising and promotion	1,173	1,051	3,722	3,398
Data processing	926	788	2,772	2,298
Federal deposit insurance premiums	161	155	508	457
Other	5,125	3,268	12,804	9,544
Amortization of goodwill	164	811	490	2,433
Amortization of core deposit intangibles	408	319	1,241	978

Total non-interest expense	25,605	20,734	73,798	60,929

Income before income taxes	31,989	21,649	83,165	66,163
Income tax expense	11,438	8,002	29,784	24,558

Net income	$20,551	13,647	53,381	41,605

Basic earnings per share	$.88	.61	2.31	1.83

Diluted earnings per share	$.86	.59	2.25	1.79

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2002
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock in gain deferral plan	Treasury stock	Total
Balance at December 31, 2001	$254	201,468	286,742	3,672	511	(56,774)	435,873
Comprehensive income:
Net income	—	—	53,381	—	—	—	53,381
Other comprehensive income, net of tax:
Unrealized holding gain during the period	—	—	—	1,090	—	—	1,090
Less: reclassification adjustment of gains included in net income	—	—	—	(1,971)	—	—	(1,971)
Total comprehensive income	—	—	53,381	(881)	—	—	52,500
Exercise of 322,580 stock options and reissuance of treasury stock	—	—	(3,637)	—	—	4,688	1,051
Impact of exercise of acquisition carry-over options	—	1,414	—	—	—	—	1,414
Tax benefits from stock-related compensation	—	1,772	—	—	—	—	1,772
Purchase of treasury stock	—	—	—	—	—	(131)	(131)
Cash dividends declared ($.45 per share)	—	—	(10,446)	—	—	—	(10,446)
Dividends paid to gain deferral plan	—	—	105	—	—	—	105
Balance at September 30, 2002	$254	204,654	326,145	2,791	511	(52,217)	482,138

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net income	$53,381	41,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,788	3,681
FHLB of Chicago stock dividend	(5,515)	(4,752)
Deferred income tax expense	4,483	928
Amortization of goodwill and core deposit intangibles	1,731	3,411
Amortization of premiums, discounts, and deferred loan fees	3,124	2,644
Amortization and impairment of mortgage servicing rights	5,791	2,863
Net gain on sale of loans receivable held for sale	(8,901)	(5,273)
Net gain on sale of investment securities and mortgage-backed securities	(3,070)	(824)
Net gain on real estate held for development or sale	(6,848)	(5,469)
Increase (decrease) in accrued interest receivable	167	(771)
Net increase other assets and liabilities	(21,017)	(9,693)
Loans originated for sale	(809,321)	(803,832)
Loans purchased for sale	—	(376)
Sale of loans originated for sale	840,548	736,696

Net cash provided by (used in) operating activities	59,341	(39,162)

Investing activities:
Loans receivable originated for investment	(1,677,627)	(1,007,108)
Principal repayments on loans receivable	1,511,732	1,192,271
Principal repayments on mortgage-backed securities	36,254	20,859
Proceeds from maturities of investment securities available for sale	84,885	50,830
Proceeds from sale of:
Investment securities available for sale	36,237	4,273
Mortgage-backed securities available for sale	14,822	—
Real estate held for development or sale	21,647	22,215
Purchases of:
Investment securities available for sale	(109,260)	(219,981)
Mortgage-backed securities available for sale	(185,396)	(62,127)
Stock in FHLB of Chicago	(30,000)	(30,000)
Real estate held for development or sale	(6,148)	(11,866)
Premises and equipment	(10,809)	(7,048)

Net cash used in investing activities	$(313,663)	(47,682)

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Financing activities:
Proceeds from FHLB of Chicago advances	$410,000	110,000
Proceeds from unsecured line of credit	—	6,000
Repayment of FHLB of Chicago advances	(280,000)	(330,000)
Repayment of unsecured line of credit	(10,000)	(4,000)
Proceeds from exercise of stock options	2,226	653
Purchase of treasury stock	(131)	(17,917)
Cash dividends	(9,612)	(7,222)
Net increase in deposits	139,596	231,107
Decrease in advances by borrowers for taxes and insurance	(1,788)	(2,904)

Net cash provided by (used in) financing activities	250,291	(14,283)

Decrease in cash and cash equivalents	(4,031)	(101,127)
Cash and cash equivalents at beginning of period	224,672	270,520

Cash and cash equivalents at end of period	$220,641	169,393

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$131,553	166,565
Income taxes	22,770	21,605
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	1,862	2,097
Loans receivable swapped into mortgage-backed securities	17,712	72,104
Investments securities held-to-maturity transferred to available-for-sale	—	12,633
Mortgage-backed securities held-to-maturity transferred to available-for-sale	$—	80,301

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Three and Nine Months Ended September 30, 2002 and 2001
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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), as of and for the three and nine month periods ended September 30, 2002 and 2001 and as of December 31, 2001. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$20,551	23,230,667	$.88	$13,647	22,510,714	$.61

Effect of dilutive securities:
Stock options		571,860			546,677

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$20,551	23,802,527	$.86	$13,647	23,057,391	$.59

	Nine Months Ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$53,381	23,133,356	$2.31	$41,605	22,704,994	$1.83

Effect of dilutive securities:
Stock options		608,204			507,495

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$53,381	23,741,560	$2.25	$41,605	23,212,489	$1.79

(3) Commitments and Contingencies

At September 30, 2002, the Bank had outstanding commitments to originate one-to-four family loans of $865.4 million, of which $494.8 million were fixed-rate loans and $370.6 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $374.8 million of these commitments, of which $243.1 million were fixed rate loans, with rates ranging from 4.63% to 8.25%, and $131.5 million were adjustable rate loans with rates ranging from 3.75% to 7.75%. The interest rates on the remaining commitments of $490.0 million float at current market rates. At September 30, 2002, outstanding forward commitments to sell loans were $290.5 million.

At September 30, 2002, the Bank had outstanding standby letters of credit totaling $15.7 million. Of this amount $13.3 million is comprised of letters of credit to enhance a developer’s industrial revenue bond financings of commercial real estate in the Bank’s market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $3.6 million related to real estate development improvements.

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

(6) Segment Information

The Company utilizes the “management approach” for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

The Company operates two separate lines of business. The Banking segment represents the retail bank, participating in primarily residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals and small businesses. Land development consists primarily of developing raw land for residential use and sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the tables below:

	At or For the Three Months Ended September 30, 2002
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$82,966	—	—	82,966
Interest expense	41,991	35	—	42,026

Net interest income	40,975	(35)	—	40,940
Non-interest income	12,863	3,791	—	16,654
Non-interest expense	25,347	258	—	25,605

Income before income taxes	28,491	3,498	—	31,989
Income tax expense	10,050	1,388	—	11,438

Net income	$18,441	2,110	—	20,551

Average assets	$5,780,150	13,422	—	5,793,572

	At or For the Three Months Ended September 30, 2001
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$85,306	—	(5)	85,301
Interest expense	52,973	42	(5)	53,010

Net interest income	32,333	(42)	—	32,291
Non-interest income	9,293	799	—	10,092
Non-interest expense	20,631	103	—	20,734

Income before income taxes	20,995	654	—	21,649
Income tax expense	7,743	259	—	8,002

Net income	$13,252	395	—	13,647

Average assets	$5,185,289	9,873	—	5,195,162

(6) Segment Information (continued)

	At or For the Nine Months Ended September 30, 2002
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$246,404	—	—	246,404
Interest expense	131,271	92	—	131,363

Net interest income	115,133	(92)	—	115,041
Non-interest income	35,074	6,848	—	41,922
Non-interest expense	72,865	933	—	73,798

Income before income taxes	77,342	5,823	—	83,165
Income tax expense	27,474	2,310	—	29,784

Net income	$49,868	3,513	—	53,381

Average assets	$5,659,063	14,346	—	5,673,409

	At or For the Nine Months Ended September 30, 2001
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$262,379	—	(24)	262,355
Interest expense	165,587	152	(24)	165,715

Net interest income	96,792	(152)	—	96,640
Non-interest income	24,983	5,469	—	30,452
Non-interest expense	60,241	688	—	60,929

Income before income taxes	61,534	4,629	—	66,163
Income tax expense	22,722	1,836	—	24,558

Net income	$38,812	2,793	—	41,605

Average assets	$5,170,441	9,109	—	5,179,550

(7) New Accounting Pronouncements

Amortization of Goodwill Under SFAS No. 141 and 142

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 141, “Business Combinations,” that eliminated the pooling of interests method of accounting for business combinations, with limited exceptions, for combinations initiated prior to July 1, 2001. In addition, it clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. The Company followed this pronouncement in accounting for its acquisition of Mid Town Bancorp (“Mid Town”) in November 2001.

In September 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinued the amortization of goodwill and indefinite lived intangible assets and initiated an annual review for impairment, unless more periodic reviews are warranted. Intangible assets with determinable useful lives will continue to be amortized. The Company completed its evaluation for impairment of goodwill during the six months ended June 30, 2002. An evaluation was completed as of January 1, 2002, as well as of May 31, 2002. No impairment was deemed necessary as a result of the Company’s analysis. The Company will evaluate goodwill for impairment at least annually. In October 2001, the FASB undertook a limited-scope project to reconsider part of the guidance in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” In particular, the FASB decided to reconsider whether the acquisition of a branch is a business combination and if goodwill recorded in connection with a branch acquisition (“Statement 72 Goodwill”) should continue to be amortized. As of September 30, 2002, Statement 72 Goodwill was excluded from the scope of SFAS No. 142 and the Company has continued to amortize goodwill related to its branch acquisitions. The Company’s amortization of goodwill related to branch acquisitions amounted to $490,000 before tax for the nine month periods ended September 30, 2002 and 2001, and is included in the consolidated statements of income under the caption “amortization of goodwill.” The unamortized balance as of September 30, 2002 was $11.3 million. Subsequent to September 30, 2002, the FASB released SFAS No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” which addresses the accounting for Statement 72 Goodwill in the future. The impact to the Company is explained later in this section.

The following is a summary of net income and earnings per share for the three and nine months ended September 30, 2002 compared to the comparable 2001 periods as adjusted to eliminate the amortization of goodwill for those periods that were no longer required to be amortized in the 2002 periods under SFAS 142:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Net income as reported	$20,551	13,647	53,381	41,605
Add back: goodwill amortization	—	648	—	1,944

Net income-adjusted	$20,551	14,295	53,381	43,549

Basic earnings per share of common stock:
Net income-as reported	$ .88	.61	2.31	1.83
Goodwill amortization	—	.03	—	.09

Net income-adjusted	$ .88	.64	2.31	1.92

Diluted earnings per share of common stock:
Net income-as reported	$ .86	.59	2.25	1.79
Goodwill amortization	—	.03	—	.08

Net income-adjusted	$ .86	.62	2.25	1.87

Amortization expense and net income of the Company for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Goodwill amortization on branch acquisitions (1)	$164	163	490	489
Goodwill amortization	—	648	—	1,944
Core deposit intangible amortization	408	319	1,241	978
Net income	20,551	13,647	53,381	41,605

(1)	Goodwill amortization on branch acquisitions will be eliminated and restated as of January 1, 2002 upon adoption of SFAS 147 on October 1, 2002.

The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2002 are as follows:

	Banking	Land Development	Total
	(Dollars in thousands)
Balance as of December 31, 2001	$96,851	—	96,851
Amortization expense	(490)	—	(490)
Adjustments related to Mid Town acquisition	(2,054)	—	(2,054)

Balance at September 30, 2002	$94,307	—	94,307

The following is a summary of intangible assets subject to amortization:

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$15,947	(8,369)	15,947	(7,128)
Mortgage servicing rights (1)	17,769	(2,433)	13,309	(2,778)

Total	$33,716	(10,802)	29,256	(9,906)

(1)
Mortgage servicing rights are included in other assets in the consolidated statements of financial condition. The gross carrying amount for September 30, 2002 and December 31, 2001 does not include an impairment reserve of $2.7 million and $1.1 million respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the nine months ended September 30, 2002 and estimates for the three months ended December 31, 2002 and five years thereafter are as follows. These estimates relate to the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of September 30, 2002 which will continue to be amortized following adoption of SFAS 147.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Nine months ended September 30, 2002	$1,241	4,141
Estimated Amortization Expense:
For the Three Months Ended December 31, 2002	408	1,600
For the Year Ended December 31, 2003	1,500	3,900
For the Year Ended December 31, 2004	1,400	3,000
For the Year Ended December 31, 2005	1,300	2,300
For the Year Ended December 31, 2006	900	1,900
For the Year Ended December 31, 2007	600	1,400

Other New Accounting Pronouncements

In September 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Term Assets.” This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and “primary-asset” approach to estimate cash flows in testing for impairment of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002 and upon adoption, this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement, including branch acquisitions. In addition, this Statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This statement is effective on October 1, 2002. Adoption of the statement requires restatement of earnings for each quarter since adoption of SFAS No. 142. The Company adopted SFAS No. 147 on October 1, 2002 and earnings for each of the first three quarters will be restated by approximately $163,000 pre-tax each to eliminate goodwill amortization on branch acquisitions. This restatement will add $.004 of diluted earnings per share to each of the first three quarters of 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates, deteriorating economic conditions which could result in increased delinquencies in the Company’s loan portfolio, legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company’s market area, unanticipated slow downs in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Set forth below are highlights of the Company’s third quarter performance results:

•	Diluted EPS of $.86, up 46% from the three months ended September 30, 2001;

•	Net interest margin of 3.01%, a 40 basis point increase from September 30, 2001;

•	Return on equity of 17.3% for the quarter;

•	Strong loan origination volume of $1.1 billion;

•	Deposit account service fees of $5.9 million, a 39% improvement on a year-over-year basis;

•	Loan sale volume of $262 million, generating loan sale gains of $3.9 million;

•	Strong real estate development income of $3.8 million, as the Company neared completion in one development and began development in its new Plainfield, Illinois project

Net income increased $6.9 million to $20.6 million in the third quarter of 2002 compared to the three months ended September 30, 2001. Variances in amounts reported in net income for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 are partially attributable to the acquisition of Mid Town in November 2001. The elimination of goodwill amortization resulting from the implementation of SFAS No. 142 (adopted January 1, 2002) added $.03 to diluted earnings per share for the 2002 quarter. The improved margin is primarily attributable to a greater decline in the Bank’s average cost of funds compared to the decline on the yield in interest earning assets.

General

MAF Bancorp, Inc. (“Company”), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb (“Bank”), and secondarily, in the land development business primarily through MAF Developments, Inc.

The Bank is a consumer-oriented financial institution offering various financial services to its customers through 34 retail banking offices. Over the last five years, the Bank has expanded its coverage of the greater Chicago Metropolitan area, now with 10 locations on the north and northwest side of Chicago, a strong presence in western Cook County and DuPage County, and increasing penetration of the rapidly-growing Will and Kane Counties, as well as two branches in the southwest suburbs of Chicago. It is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium sized business in its primary market areas. On November 30, 2001, the Company completed its acquisition of Mid Town Bancorp, which added four branches, $307 million of assets and $270 million in deposits to the Bank’s branch network. In February 2002, a new branch office was opened in Burr Ridge, Illinois and in September 2002, another branch was opened in St. Charles, Illinois, to fill gaps in existing markets. Management has current plans to open another four branches in the Chicago metropolitan area within the next year. The Company also participates in the following businesses through these designated subsidiaries:

Subsidiary	Activity
MAF Developments; NW Financial, Inc.	Residential land development
Mid America Insurance Agency, Inc.	General insurance services
Centre Point Title Services, Inc.	General title services for Bank loan customers
Mid America Investments Services, Inc.	INVEST affiliate investment services/brokerage
MAF Realty Co., LLC III; MAF Realty Co., LLC IV	Real estate investment trust
Mid America Re, Inc.	Captive reinsurance of private mortgage insurance

The Company acquired two wholly-owned subsidiaries of Mid Town at the time of the acquisition in 2001, Mid Town Development Corporation (“MTDC”) and Equitable Finance Corporation (“EFC”). MTDC’s primary activity was making mezzanine loans on commercial real estate properties that the Bank was making the first mortgage on. EFC’s primary activity was making various types of “sub-prime” loans, generally short-term unsecured personal loans. The Company does not intend to continue the activities of these two subsidiaries and will wind down their operations as the loans mature. At September 30, 2002, the balance of loans outstanding in MTDC and EFC was $775,000.

As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago metropolitan area, or which allow the Company to expand outside its current primary market areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and earnings per share dilution depending on the Company’s success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Regulation and Supervision

As a federally chartered savings bank, the Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Company and its operations.

  Capital Standards. Savings associations must meet three capital requirements: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio. The minimum level required for each of these capital standards is established by regulation. The Company has managed its balance sheet so as to reasonably exceed these minimums.

    Core Capital Requirement

The core capital requirement, or the required “leverage limit,” currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. For the Bank, core capital generally includes common stockholders’ equity (including retained earnings), and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks are also required to be deducted in computing core capital.

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

At September 30, 2002, the Bank was in compliance with all of its capital requirements as follows:

	September 30, 2002		December 31, 2001
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$479,668	8.16%	$462,707	8.32%

Tangible capital	$373,769	6.48%	$350,825	6.44%
Tangible capital requirement	86,516	1.50	81,686	1.50

Excess	$287,253	4.98%	$269,139	4.94%

Core capital	$373,769	6.48%	$350,825	6.44%
Core capital requirement	173,032	3.00	163,372	3.00

Excess	$200,737	3.48%	$187,453	3.44%

Core and supplementary capital	$386,932	11.32%	$364,365	11.31%
Risk-based capital requirement	273,496	8.00	257,691	8.00

Excess	$113,436	3.32%	$106,674	3.31%

Total Bank assets	$5,876,186		$5,559,787
Adjusted total Bank assets	5,767,734		5,445,742
Total risk-weighted assets	3,527,150		3,335,188
Adjusted total risk-weighted assets	3,418,697		3,221,143

A reconciliation of consolidated stockholder’s equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	September 30, 2002	December 31, 2001
	(In thousands)
Stockholder’s equity of the Bank	$479,668	462,707
Goodwill	(94,307)	(96,851)
Core deposit intangibles	(7,578)	(8,819)
Non-permissible subsidiary deduction	(208)	(2,055)
Non-includable mortgage servicing rights	(1,261)	(1,052)
Regulatory capital adjustment for available for sale securities	(2,545)	(3,105)

Tangible and core capital	373,769	350,825
Recourse on loan sales	(6,131)	(5,901)
General loan loss reserves	19,294	19,441

Core and supplementary capital	$386,932	364,365

Changes in Financial Condition

Total assets of the Company were $5.90 billion at September 30, 2002, an increase of $307.5 million, or 5.5% from $5.60 billion at December 31, 2001. The increase is due to increases in mortgage-backed securities and loans receivable, funded by an increase in deposit balances and FHLB borrowings.

Cash and short-term investments totaled a combined $220.6 million at September 30, 2002, a decrease of $4.0 million, or 1.8%, from the combined balance of $224.7 million at December 31, 2001.

Investment securities available for sale decreased $18.3 million to $337.1 million at September 30, 2002. The decrease reflects maturities and calls of $84.9 million, sales of corporate debt, equity and trust preferred securities totaling $36.2 million, as well as approximately $5.3 million of market decline, offset by $109.3 million in purchases of corporate debt, government agency and trust preferred securities. The Company recognized a gain of $3.0 million on the sale of investment securities available for sale during the nine months ended September 30, 2002, primarily attributable to gains on corporate debt securities, and to a lesser extent, equity securities.

Mortgage-backed securities available for sale increased $141.0 million to $283.2 million at September 30, 2002. The increase in CMOs is primarily a result of the reinvestment of loan sale and loan prepayment proceeds during the current nine months as well as approximately $5.3 million of market value increases. The Company purchased $185.4 million of Collaterized Mortgage Obligations (“CMOs”) and mortgage-backed securities, and in addition to normal amortization and prepayments in the portfolio, sold $14.8 million of CMO securities, at a gain of $39,000, during the nine months ended September 30, 2002. Included in mortgage-backed securities classified as available for sale at September 30, 2002, are $217.5 million of CMO securities, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

Loans receivable, including loans held for sale, increased a net $140.0 million from December 31, 2001, or 3.1%, to $4.59 billion at September 30, 2002, while the Bank’s loans held for sale decreased 17.5% from $161.1 million to $132.9 million. The Bank originated $2.50 billion of loans during the nine-month period ended September 30, 2002, compared to $1.87 billion during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity, including loan modifications, as interest rates have decreased in 2002 to historical lows. The amortization and prepayments of loans during 2002 year to date has totaled $1.51 billion, and the Company has sold $838.3 million of loans. Despite higher loan origination volume for the period, loans held for sale decreased from December 31, 2001 to September 30, 2002 due to a decline in fixed-rate originations, which the Bank generally sells into the secondary market.

The allowance for loan losses totaled $19.5 million at September 30, 2002. The Bank’s allowance for loan losses to total loans outstanding was .42% at September 30, 2002, compared to .45% at December 31, 2001. Non-performing loans increased $9.6 million to $29.1 million, or .65% of total loans receivable at September 30, 2002, compared to $19.5 million, or .45% of total loans receivable at December 31, 2001. See “Asset Quality” in this section for a discussion regarding non-performing assets.

In determining the allowance for loan losses and the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience which has ranged from 1 to 14 basis points as a percentage of outstanding loans over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Based on management’s assessment of the adequacy of the loan loss reserve as of September 30, 2002, as well as the composition of the loan portfolio and non-performing loans, good historical loss experience, and the low level of non-performing loans, management believes the allowance for loan losses is adequate to provide for losses inherent in the portfolio at September 30, 2002.

Foreclosed real estate decreased $931,000 to $474,000 at September 30, 2002. The Bank’s foreclosed real estate at September 30, 2002 consisted of four single-family homes.

Real estate held for development or sale decreased $2.2 million to $10.8 million at September 30, 2002 primarily due to continued sales in the Tallgrass of Naperville project. A summary of the carrying value of real estate held for development or sale follows:

	September 30, 2002	December 31, 2001
	(In thousands)
Tallgrass of Naperville	$5,767	8,498
Shenandoah	5,067	4,495

	$10,834	12,993

The Company closed 104 lot sales in Tallgrass of Naperville during the nine months ended September 30, 2002. At September 30, 2002, 65 lots remain in Tallgrass, with 14 under contract. Additionally, the project has 19.3 acres available for townhomes and 12.8 acres of commercially zoned land expected to be sold, in bulk, to developers. The Company currently expects to close on half of the townhome acreage in the fourth quarter of 2002, at an estimated profit of $2.0 million. The Shenandoah project is a 326-lot development located in Plainfield, Illinois. The Company is currently developing the first unit of this project. The increase in balance is due to engineering fees and excavating costs related to the project. At September 30, 2002, 75 lots in the Shenandoah project were under contract and sales are expected to be closing in early 2003.

At September 30, 2002, MAFD had multiple real estate purchase contracts pending that relate to the acquisition of approximately 780 acres of vacant land in a far western suburb of Chicago. The aggregate purchase price of these contracts is $28.4 million. The contracts contain various contingencies, including satisfactory soil tests, environmental testing, and necessary zoning approvals, and provide for the takedown of the land in staggered closings over a four-year period. The proposed development is in its early planning stages and may entail the acquisition of additional land in the future. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission to develop this project with its joint venture partner. Assuming the Company proceeds with this project, based on the existing purchase contracts, current estimated total development costs (including land acquisition) are approximately $68 million. The project will include single-family residential lots, multi-family and commercial parcels, along with various other amenities and is expected to be developed in a number of phases over an eight-year period.

Goodwill decreased $2.5 million to $94.3 million at September 30, 2002. At September 30, 2002, the Company had $83.1 million of goodwill accounted for under SFAS No. 142, where amortization expense is no longer recognized and $11.3 million of goodwill still subject to amortization expense under SFAS No. 72 (See Note 7, “New Accounting Pronouncements.”) The decrease is due to $2.1 million of purchase accounting adjustments related to the Mid Town acquisition, and amortization of $490,000 related to the Bank’s goodwill accounted for under SFAS No. 72. Upon adoption of SFAS No. 147, in the fourth quarter, the Company expects to retroactively reverse the $490,000 of amortization expense recognized in 2002.

Deposits increased $139.3 million, to $3.70 billion at September 30, 2002. The increase is primarily due to a $205.7 million increase in core deposit accounts offset by a $71.3 million decrease in certificates of deposit. At September 30, 2002, the Bank’s core deposits (passbooks, checking and money market accounts) comprise $2.05 billion or 55.5% of deposits, compared to $1.80 billion, or 51.8% of deposits at December 31, 2001. After consideration of interest of $67.1 million credited to accounts during the nine months ended September 30, 2002, actual cash inflows were $72.5 million. The decrease in certificates of deposit is a result of aggressive pricing by competitors in the declining rate environment that the Bank decided not to match due to the availability of less expensive alternative sources of funding.

Borrowed funds, which consist primarily of FHLB of Chicago advances, were $1.59 billion at September 30, 2002 and $1.47 billion at December 31, 2001. During the nine months ended September 30, 2002, $280.0 million of advances matured and these funds were replaced by $380.0 million of lower rate intermediate term, fixed-rate FHLB of Chicago advances, and $30.0 million of adjustable-rate advances as the Bank extends duration of its funding. In addition, $10.0 million previously drawn on the Company’s revolving line of credit was repaid during the nine months ended September 30, 2002. Borrowings at September 30, 2002 also include $55.0 million outstanding on the Company’s unsecured bank term loan.

Stockholders’ equity increased $46.3 million, or 10.6% at September 30, 2002, primarily due to net income of $53.4 million, $4.2 million from the exercise of stock options, reduced by cash dividends declared of $10.4 million and a $881,000 decrease in accumulated other comprehensive income. Other comprehensive income is an after-tax adjustment to stockholders’ equity for market value adjustments on available for sale securities. The decrease in accumulated other comprehensive income is primarily due to market value adjustments on three floating rate debt securities having an aggregate carrying value of $27.7 million and an estimated fair value of $22.0 million at September 30, 2002, offset by realized securities gains during the nine months ended September 30, 2002. The securities, one of which matures in the fourth quarter of 2002, are currently investment grade, although have each been subject to downgrades due to credit concerns related to the slow economy. Two of the securities are collateralized by various airline industry assets and the third is a collateralized bond obligation secured by various less than investment grade high yield securities. The market values of these securities are being negatively impacted by the difficulties in the airline industry and high yield market and the dramatic widening of corporate bond spreads. At the current time, management does not believe that any of the three investments are other than temporarily impaired, due to facts and circumstances surrounding each individual investment.

Asset Quality

Non-Performing Assets. A loan (whether considered impaired or not) is classified as non-accrual when collectibility is in doubt. Generally, when a loan is 90 days or more past due, in the process of foreclosure, or in bankruptcy, the full amount of previously accrued but unpaid interest is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the Bank’s loan portfolio.

For the quarter ended September 30, 2002, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $398,000, compared to $337,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $1.0 million compared to $812,000 for the nine months ended September 30, 2001.

Non-performing assets increased $8.7 million to $29.6 million at September 30, 2002, from $20.9 million at December 31, 2001, primarily due to a $3.6 million increase in one-to-four family and multi-family loans as well as one commercial real estate loan and a secured line of credit to the same borrower aggregating $4.2 million. These two loans were placed on non-accrual status as of March 2002 due to the borrower being in violation of certain loan covenants. The borrower has entered into a sales contract for the sale of the underlying collateral at a price significantly in excess of the Bank’s loan balance and the Bank anticipates being repaid in full on both loans in the fourth quarter.

Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions which covers all problem assets and requires certain reserves. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. “Substandard” assets include those characterized by the

“distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At September 30, 2002, all of the Bank’s non-performing loans were classified as substandard. In addition, the Bank has classified six loans to two different borrowers aggregating $2.6 million of commercial real estate and land development loans as substandard for regulatory reporting purposes. These loans are performing in accordance with the terms of the loan agreement and adequately secured by the underlying collateral.

At September 30, 2002, 90% of the Company’s loan portfolio consisted of loans secured by one-to-four family residential properties, including 9% relating to home equity loans and equity lines of credit. A total of 76% of non-performing assets consisted of loans secured by one-to-four family residential properties and on one-to-four family foreclosed real estate. At September 30, 2002, 56% of the one-to-four family non-performing loans carried private mortgage insurance or government guarantees. The average loan-to-value ratio on the one-to-four family non-performing loans without supplemental mortgage insurance was 70%. The ratio of the allowance for loan losses to non-performing loans was 66.9% at September 30, 2002 compared to 100.8% at December 31, 2001, and 102.6% at September 30, 2001.

Delinquent Loans. Delinquencies in the Bank’s portfolio at the dates indicated were as follows:

	61–90 Days			91 Days or More
	Number of Loans	Principal Balance of Delinquent Loans	Percent Of Total Loans	Number of Loans	Principal Balance of Delinquent Loans	Percent Of Total Loans
	(Dollars in thousands)
September 30, 2002	50		$6,171.13%	190		$28,794.61%

June 30, 2002	55		$7,010.16%	175		$24,760.56%

March 31, 2002	57		$6,367.15%	174		$25,104.58%

December 31, 2001	62		$8,058.18%	158		$19,388.42%

September 30, 2001	49		$6,002.14%	155		$17,682.41%

Loan Portfolio Composition.  The following table sets forth the composition of the Bank’s loans receivable portfolio in dollar amounts at the dates indicated:

	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01
	(Dollars in thousands)
Real estate loans:
One- to four-family:

Held for investment	$3,617,357	3,529,628	3,475,339	3,559,466	3,579,027	3,635,457	3,714,537
Held for sale	132,899	52,809	45,297	161,105	108,931	87,036	162,355
Multi-family	223,395	210,291	197,422	197,685	171,516	166,777	171,883
Commercial	145,505	139,115	134,709	140,128	51,060	49,137	46,483
Construction	50,492	48,936	41,846	43,756	31,969	28,443	31,985
Land	40,469	39,939	41,152	44,494	31,968	37,962	40,752

Total real estate loans	4,210,117	4,020,718	3,935,765	4,146,634	3,974,471	4,004,812	4,167,995

Consumer loans:
Equity lines of credit	358,985	317,031	278,688	258,884	193,780	168,875	154,009
Home equity loans	38,487	42,976	46,249	52,216	56,778	57,977	60,551
Other	4,798	5,971	6,835	7,975	4,827	4,712	4,735

Total consumer loans	402,270	365,978	331,772	319,075	255,385	231,564	219,295

Commercial business loans	18,928	19,714	17,964	18,596	10,958	4,362	3,162

Total loans receivable	4,631,315	4,406,410	4,285,501	4,484,305	4,240,814	4,240,738	4,390,452
Loans in process	27,175	19,427	17,276	21,678	16,582	14,430	12,949
Unearned discounts, premiums and deferred loan fees, net	(2,544)	(2,982)	(3,016)	(4,555)	(4,787)	(5,417)	(6,416)
Allowance for loan losses	19,458	19,375	19,554	19,607	18,210	18,221	18,279

Loans receivable, net	$4,587,226	4,370,590	4,251,687	4,447,575	4,210,809	4,213,504	4,365,640

Non-performing assets. The following table sets forth information regarding non-accrual loans, and foreclosed real estate of the Bank.

	At
	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01
	(In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
Non-accrual loans	$21,538	18,831	18,743	17,985	16,442	15,431	16,627
Accruing loans 91 days or more overdue	—	—	—	—	—	—	—

Total	21,538	18,831	18,743	17,985	16,442	15,431	16,627

Commercial real estate, construction and land loans:
Non-accrual loans	6,306	5,069	5,330	544	342	343	321
Accruing loans 91 days or more overdue	—	—	—	—	—	—	—

Total	6,306	5,069	5,330	544	342	343	321

Other loans:
Non-accrual loans	1,250	1,090	1,144	922	961	806	921
Accruing loans 91 days or more overdue	—	—	—	—	—	—	—

Total	1,250	1,090	1,144	922	961	806	921

Total non-performing loans:
Non-accrual loans	29,094	24,990	25,217	19,451	17,745	16,580	17,869
Accruing loans 91 days or more overdue	—	—	—	—	—	—	—

Total	$29,094	24,990	25,217	19,451	17,745	16,580	17,869

Non-accrual loans to total loans	.65%	.57	.59	.45	.43	.40	.42
Accruing loans 91 days or more overdue to total loans	—	—	—	—	—	—	—

Non-performing loans to total loans	.65%	.57	.59	.45	.43	.40	.42

Foreclosed real estate:
One- to four-family	$474	809	2,170	1,405	1,365	1,260	1,345
Commercial, construction and land	—	—	—	—	—	—	—

Total	$474	809	2,170	1,405	1,365	1,260	1,345

Non-performing loans and foreclosed real estate to total loans and foreclosed real estate	.66%	.59	.65	.48	.46	.43	.45

Total non-performing assets	$29,568	25,799	27,387	20,856	19,110	17,840	19,214

Total non-performing assets to total assets	.50%	.45	.49	.37	.37	.34	.37

Liquidity and Capital Resources

The Company’s principal sources of funds during the nine months ended September 30, 2002 were cash dividends paid by the Bank of $35.0 million. The Company’s principal uses of funds during the nine months ended September 30, 2002 were cash dividends to shareholders and interest payments on the Company’s $55.0 million unsecured bank term loan. No principal payments were paid or due on this loan since December 31, 2001. The Company has a scheduled principal payment of $4.0 million due on December 31, 2002. At September 30, 2002, the Company has $26.6 million of liquid cash and investment securities. The Company also maintains a one-year, $40.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on November 30. The line of credit has an outstanding balance of $-0- as of September 30, 2002. For the nine-month period ended September 30, 2002, the Company declared common stock dividends of $.45 per share, or $10.4 million.

The Bank’s principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

During the nine months ended September 30, 2002, the Bank originated loans totaling $2.50 billion compared with $1.87 billion during the same period a year ago. Loan sales, and swaps of loans for securities backed by those loans, for the nine months ended September 30, 2002, were $838.3 million, compared to $736.4 million for the prior year period. The Bank has outstanding commitments to originate loans of $865.4 million and commitments to sell or swap loans of $290.5 million at September 30, 2002. At September 30, 2002, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of the Company’s Form 10-K for the year ended December 31, 2001, for a discussion of the Company’s contractual obligations and off-balance sheet commitments. There have been no material changes in contractual obligations since December 31, 2001. Significant changes in off-balance sheet commitments since December 31, 2001 include a $386.5 million increase in mortgage loan commitments, all expiring within one year, and a $77.8 million increase in unused equity lines of credit balances, primarily with greater than five-year maturities.

Asset/Liability Management

As part of its normal operations, the Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Bank’s exposure to interest rate risk is reviewed at least quarterly by the Bank’s asset/liability management committee (“ALCO”) and the Board of Directors of the Company. The ALCO, which includes members of senior management, monitors the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains and determines risk management strategies.

The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a negative gap, where more interest-bearing liabilities are repricing or maturing than interest-earning assets, would tend to result in a reduction in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative gap would likely result in an improvement in net interest income. Management’s goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management’s decisions based on its expectation of future interest rate trends. The Bank’s asset/liability management strategy emphasizes, for its own portfolio, the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank’s cost of funds.

The Bank, except as noted below, has not used derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy, management does hedge the Bank’s exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with FNMA and FHLMC with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In addition, the Bank uses U.S. Treasury bond futures contracts and MBS forward sale commitments to hedge some of the mortgage pipeline exposure. These futures contracts and forward sale commitments are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at September 30, 2002 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call provisions at the option of the issuer or lender are generally shown in the category relating to their respective final maturities. However, due to recent volatility in market interest rates, $16.0 million of investment securities with final maturities ranging from 42 to 72 months, but callable in 6 months or less are categorized in the 6 months or less category in anticipation of their call. Additionally, $75.0 million of FHLB advances with final remaining maturities ranging from 73-75 months, but callable in three years or less, are categorized as $25 million due in six months to one year, and $50 million due in one to three years in anticipation of their call.

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

Management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank’s operations and does not believe that the following table is particularly meaningful.

	At September 30, 2002
	6 Months or Less	More Than 6 Months to 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total

	(In thousands)
Interest-earning assets:
Loans receivable	$1,217,674	554,835	1,141,178	731,001	961,996	4,606,684
Mortgage-backed securities	62,242	22,584	48,043	34,001	116,292	283,162
Interest-bearing deposits	41,790	—	—	—	—	41,790
Federal funds sold	61,306	—	—	—	—	61,306
Investment securities (1)	356,666	22,811	70,788	22,266	32,194	504,725

Total interest-earning assets	1,739,678	600,230	1,260,009	787,268	1,110,482	5,497,667
Impact of hedging activity (2)	132,899	—	—	—	(132,899)	—

Total net interest-earning assets adjusted for impact of hedging activities	1,872,577	600,230	1,260,009	787,268	977,583	5,497,667

Interest-bearing liabilities:
NOW and checking accounts	28,737	26,295	96,238	59,781	127,040	338,091
Money market accounts	468,496	—	—	—	—	468,496
Passbook accounts	82,588	75,568	276,581	171,805	365,086	971,628
Certificate accounts	868,740	337,440	368,125	62,948	7,950	1,645,203
FHLB advances	165,000	105,500	570,000	340,000	355,000	1,535,500
Other borrowings	55,000	—	—	—	—	55,000

Total interest-bearing liabilities	1,668,561	544,803	1,310,944	634,534	855,076	5,013,918

Interest sensitivity gap	$204,016	55,427	(50,935)	152,734	122,507	483,749

Cumulative gap	$204,016	259,443	208,508	361,242	483,749

Cumulative gap assets as a percentage of total assets	3.46%	4.40	3.53	6.12	8.20
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	112.23%	111.72	105.92	108.69	109.65

At December 31, 2001
Cumulative gap	$(2,622)	(199,920)	(112,931)	197,155	459,797

Cumulative gap assets as a percentage of total assets	(0.05)%	(3.57)	(2.02)	3.52	8.22
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	99.84%	91.61	96.71	104.99	109.62

(1)	Includes $167.6 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

The change in the one-year cumulative gap since December 31, 2001 is primarily due to the increase in assumed prepayment speeds on loans receivable as of September 30, 2002 compared to December 31, 2001 due to the decline in interest rates. Additionally, the Bank has grown its equity line of credit balances by $100.1 million, and extended maturities in both its certificate of deposit portfolios and FHLB advances portfolio since December 31, 2001.

Average Balances/Rates

The following table sets forth certain information relating to the Bank’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 2002, includes fees which are considered adjustments to yield.

	Three Months Ended September 30,						Nine Months Ended September 30,						At September 30, 2002
	2002			2001			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
							(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$4,490,578	72,556	6.46%	$4,235,471	74,989	7.08%	$4,388,229	216,124	6.57%	$4,315,726	233,259	7.21%	$4,606,684	6.37%
Mortgage-backed securities	264,205	3,095	4.69	136,287	1,962	5.76	224,612	8,375	4.97	115,519	5,272	6.08	283,162	4.70
Interest-bearing deposits (1)	87,916	549	2.48	52,072	493	3.76	94,502	1,579	2.23	40,636	1,564	5.15	41,790	1.95
Federal funds sold (1)	86,897	589	2.69	128,741	1,503	4.63	131,356	2,211	2.25	124,409	5,343	5.74	61,306	1.72
Investment securities (2)	532, 906	6,312	4.70	409,391	6,443	6.24	507,380	18,549	4.89	354,313	17,127	6.46	504,725	4.70

Total interest-earning assets	5,462,502	83,101	6.08	4,961,962	85,390	6.88	5,346,079	246,838	6.16	4,950,603	262,565	7.07	5,497,667	6.04
Non-interest earning assets	331,070			233,200			327,330			228,947			404,856

Total assets	$5,793,572			$5,195,162			$5,673,409			$5,179,550			$5,902,523

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	3,442,543	21,713	2.50	2,984,951	30,166	4.01	3,406,987	71,477	2.81	2,913,183	93,313	4.29	3,423,418	2.39
Borrowed funds	1,496,859	20,313	5.38	1,544,215	22,844	5.87	1,443,977	59,886	5.54	1,613,896	72,402	6.00	1,590,500	5.22

Total interest-bearing liabilities	4,939,402	42,026	3.38	4,529,166	53,010	4.64	4,850,964	131,363	3.63	4,527,079	165,715	4.90	5,013,918	3.29

Non-interest bearing deposits	251,173			156,611			235,772			148,474			273,851
Other liabilities	128,679			108,003			128,144			109,496			132,616

Total liabilities	5,319,254			4,793,780			5,214,880			4,785,049			5,420,385
Stockholders’ equity	474,318			401,382			458,529			394,501			482,138

Liabilities and stockholders’ equity	$5,793,572			$5,195,162			$5,673,409			$5,179,550			$5,902,523

Net interest income/interest rate spread		$41,075	2.70%		$32,380	2.24%		$115,475	2.53%		$96,850	2.17%		2.75%

Net earning assets/net yield on average interest-earning assets	$523,100		3.01%	$432,796		2.61%	$495,115		2.88%	$423,524		2.61%	$483,749	N/A

Ratio of interest-earning assets to interest-bearing liabilities			110.59%			109.56%			110.21%			109.36%		109.65%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.
(2)	Income and yields are stated on a taxable equivalent basis.

Rate/Volume Analysis of Net Interest Income

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated, on a taxable equivalent basis. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2002 Compared to September 30, 2001 Increase (Decrease)			Nine Months Ended September 30, 2002 Compared to September 30, 2001 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest-earning assets:
Loans receivable	$4,358	(6,791)	(2,433)	3,863	(20,998)	(17,135)
Mortgage-backed securities	1,555	(422)	1,133	4,216	(1,113)	3,103
Interest-bearing deposits	260	(204)	56	1,254	(1,239)	15
Federal funds sold	(399)	(515)	(914)	284	(3,416)	(3,132)
Investment securities	1,665	(1,796)	(131)	6,261	(4,839)	1,422

Total	7,439	(9,728)	(2,289)	15,878	(31,605)	(15,727)

Interest-bearing liabilities:
Deposits	4,067	(12,520)	(8,453)	14,016	(35,852)	(21,836)
Borrowed funds	(685)	(1,846)	(2,531)	(7,288)	(5,228)	(12,516)

Total	3,382	(14,366)	(10,984)	6,728	(41,080)	(34,352)

Net change in net interest income	$4,057	4,638	8,695	9,150	9,475	18,625

Comparison of the Results of Operations for the Three Months Ended September 30, 2002 and 2001

General—Net income for the three months ended September 30, 2002 was $20.6 million, or $.86 per diluted share, compared to net income of $13.6 million, or $.59 per diluted share for the three months ended September 30, 2001. On November 30, 2001, the Company completed its acquisition of Mid Town Bancorp in a transaction that was accounted for under the purchase accounting method for financial purposes. As a result, the current period’s results include the operations of Mid Town Bancorp while the corresponding prior year’s quarter does not. The increase in earnings per share is primarily due to higher net interest income, deposit account service fees, income from real estate operations, and investment and loan sale gains, offset by higher loan servicing fee expense, impairment write-downs on mortgage servicing rights and higher non-interest expense. Additionally, the elimination of goodwill amortization resulting from the implementation of SFAS No. 142 (adopted January 1, 2002) added $647,000 or $.03 to diluted earnings per share for the current quarter compared to the previous year quarter.

Net interest income—Net interest income was $40.9 million for the current quarter, compared to $32.3 million for the quarter ended September 30, 2001, an increase of $8.6 million or 26.8%. The Company’s average interest-earning assets increased to $5.46 billion for the three months ended September 30, 2002 compared to $4.96 billion for the three months ended September 30, 2001, while the Company’s net interest margin improved to 3.01% for the current three month period, compared to 2.89% in the second quarter of 2002 and 2.61% for the prior year quarterly period. The improved margin is attributable to a greater decline in the Bank’s average cost of funds compared to the decline in the yield on interest-earning assets. This reflects the shorter-term nature of the Bank’s deposit accounts, as well as downward repricing due to the large decline in short-term interest rates over the past twelve months on its core deposit accounts, which make up over 55% of the Bank’s deposit base.

Interest income on loans receivable decreased $2.4 million despite a $255.1 million increase in average loans receivable. The decline in interest rates has led to a high level of prepayments and downward repricing of ARM loans, which led to a 62 basis point decline in the average yield on loans receivable. The decrease in interest income and average yield on loans receivable was mitigated by the receipt of $860,000 of prepayment penalty fee income on one-to-four family mortgage loans. The increase in the average balance of loans receivable is due to approximately $210.0 million acquired from Mid Town as well as the Company’s strong asset generation capabilities. Loan originations continued at a high level over the past 12 months with an increase in adjustable rate loan originations, which the Company usually holds in portfolio. Interest income on mortgage-backed securities increased $1.1 million to $3.1 million for the current quarter, due primarily to a $127.9 million increase in average balances, while interest income on investment securities decreased $177,000 to $6.2 million or 2.8% due to a $123.5 million, or 30.2% increase in the average balance of this portfolio. Both portfolios experienced a decrease in average yield due to the dramatic decrease in interest rates. The increase in investment and mortgage-backed securities balances is primarily due to purchases during the quarter as a result of higher cash flows from loan prepayments, loan sales and deposit inflows.

Interest expense on deposit accounts decreased $8.5 million to $21.7 million for the third quarter of 2002, despite a $457.6 million increase in average deposits compared to the prior year quarter, more than offset by a 151 basis point decrease in the average cost of deposits compared to the prior year’s three-month period. Approximately $267.5 million of the growth in average deposits is attributable to the acquisition of Mid Town Bank in November 2001. The decrease in average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit, an increase in low-cost core deposits through acquisition and internal growth, as well as the lower interest rates paid on core deposits due to the decline in short-term rates. Currently, core deposits comprise more than 55% of the Bank’s deposit base. The Bank expects the average cost of deposits to trend lower throughout the remainder of 2002.

Interest expense on borrowed funds decreased $2.5 million to $20.3 million, as a result of a $47.4 million decrease in the average balance of borrowed funds, and a 49 basis point decrease in the average cost of borrowed funds. The Bank has been replacing certain maturing advances with medium-term fixed-rate advance at significantly lower rates, while repaying others due to heavy refinance activity, limited investment alternatives, and net savings inflows.

Provision for loan losses—Based on management’s assessment of the adequacy of the loan loss reserve as of September 30, 2002 and 2001, the Bank provided no provision for loan losses during the third quarter of 2002 or the 2001 third quarter. Net recoveries during the 2002 quarter were $83,000 compared to net charge-offs of $11,000 for the three months ended September 30, 2001. Net recoveries for the three months ended September 30, 2002 included $104,000 of a previous quarter charge for business banking loans.

Non-interest income—Non-interest income increased $6.6 million, or 65.0%, to $16.7 million for the three months ended September 30, 2002, compared to $10.1 million for the three months ended September 30, 2001. Increases were primarily in gains on sales of loans, investment securities, income from real estate operations and fee income from deposit accounts, offset by decreases in loan servicing fee income and impairment write-downs of mortgage servicing rights.

Gain on sale of loans increased to $3.9 million for the three months ended September 30, 2002, compared to $2.7 million for the three months ended September 30, 2001. Loan sale volume increased slightly to $261.7 million for the three months ended September 30, 2002 compared to $236.6 million for the three months ended September 30, 2001, however increased margins on sales helped by the declining rate environment and less competitive pricing due to industry wide pipeline backlogs resulted in higher gains. The Company currently expects loan originations and sales to be strong through the end of 2002 and into early 2003 given the current level of interest rates and the current level of the Bank’s mortgage pipeline.

During the current three months, the Company recognized $2.0 million of gains on the sale of investment securities available for sale, primarily corporate debt securities and, to a lesser extent, marketable equity securities, compared to gains of $264,000 for the previous year’s three-month period from the sale of U.S. agency securities and, to a lesser extent, marketable equity securities.

Income from real estate operations increased $3.0 million to $3.8 million for the three months ended September 30, 2002 compared to the prior year quarter. The Company sold 56 lots in its Tallgrass of Naperville project during the three months ended September 30, 2002, compared to 9 lots for the prior year quarter. As previously reported, closings on approximately 36 lots expected to occur during the second quarter were postponed due to a delay in receiving a final letter of map revision from the Federal Emergency Management Agency (“FEMA”) relating to the remapping of the flood plain area where the subject lots are located. The Company received the final letter of map revision and closed the sale of the majority of these lots in the third quarter of 2002.

Deposit account service charges increased $1.6 million, or 38.7%, to $5.9 million for the three months ended September 30, 2002 compared to $4.2 million for the prior year quarter, due to continued growth in the number of checking accounts through acquisition and internal sales efforts, continued growth in debit card usage, as well as fee increases for services provided. At September 30, 2002, the Bank had 152,000 checking accounts, compared to 126,500 at September 30, 2001, an increase of 20.2%.

Loan servicing fee income (expense) represents fee income for loans serviced for others less amortization of capitalized mortgage servicing rights. The Company recorded net loan servicing fee expense of $(836,000) for the three months ended September 30, 2002 compared to income of $118,000 for the three months ended September 30, 2001, a net decrease of $954,000. Although the average balance of loans serviced for others increased 51% to $1.78 billion for the current three months, which increased fees received by the Bank, amortization of mortgage servicing rights increased to $2.0 million for the current quarter compared to $724,000 for the prior period due to heavy prepayments from lower interest rates.

Current accounting pronouncements require mortgage servicing rights to be carried at fair value, based on contractual terms of loans serviced for others, fee income to be earned and an estimate of prepayments. As a result of this analysis and record low mortgage rates continuing to lead to higher levels of refinances than originally assumed when the mortgage servicing rights were recorded, the Bank recorded a $(1.2) million impairment reserve on mortgage servicing rights during the current three month period. The Bank had recorded a $(539,000) impairment reserve during the previous year quarter due to higher assumed prepayments at that time also. At September 30, 2002, the Bank’s balance of mortgage servicing rights was $12.6 million, net of valuation reserve of $2.7 million. The balance of loans serviced for others at September 30, 2002 was $1.82 billion.

Other non-interest income increased $361,000, or 18.0% to $2.4 million for the three months ended September 30, 2002, compared to $2.0 million for the prior year quarter. The increase is due primarily to higher loan modification fees and income from the Bank’s mortgage reinsurance subsidiary, which began operations in late 2001.

Non-interest expense—Non-interest expense increased $4.9 million or 23.5% compared to the prior year period to $25.6 million for the three months ended September 30, 2002.

Compensation and benefits increased 20.8% or $2.5 million to $14.7 million for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The increase is primarily due to increased employee costs from the Mid Town acquisition and three new branches, normal salary increases, higher medical costs, and increased staffing costs due to increased loan origination volume.

Occupancy expense increased $771,000, or 35.6% to $2.9 million for the three months ended September 30, 2002 compared to the prior year period, primarily due to increased operating expenses from the acquisition of Mid Town as well as the other new branches opened in the past year.

Advertising and promotion expense increased $122,000 or 11.6% to $1.2 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to higher costs relating to new account openings and radio advertising.

Data processing expense increased $138,000 or 17.5% to $926,000 for the three months ended September 30, 2002 compared to the prior year period. The increase is primarily due to increased depreciation expense related to additional computer equipment at new and acquired branches.

Other non-interest expense increased $1.9 million or 56.8% to $5.1 million for the three months ended September 30, 2002 compared to the prior year period. The increased costs were primarily due to increased legal and other professional costs, of which approximately $500,000 was due to the U.S. Department of Justice (“DOJ”) review of the Company’s mortgage lending practices, increased operating costs related due to the acquisition of Mid Town branches, higher loan related costs, postage expense and higher losses from check fraud due to an increased checking account base.

Amortization of goodwill decreased $647,000 to $164,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to the elimination of goodwill amortization expense resulting from the implementation of FASB No. 142 effective January 1, 2002. On October 1, 2002, the Company adopted SFAS No. 147, which allows the reversal and restatement of amortization of goodwill on branch acquisitions that are deemed to be business combinations, as a result the $164,000 of goodwill amortized for the three months ended September 30, 2002 will be reversed. Amortization of core deposit intangibles increased $89,000 to $408,000 for the three months ended September 30, 2002 compared to the prior year period primarily due to amortization of the core deposit intangible recorded in the Mid Town acquisition.

Income taxes—For the three months ended September 30, 2002, income tax expense totaled $11.4 million, or an effective income tax rate of 35.8% compared to $8.0 million, or an effective income tax rate of 37.0%, for the three months ended September 30, 2001. The lower effective income tax rate in the third quarter of 2002 is primarily the result of the decrease in goodwill amortization expense. Most of the Company’s goodwill amortization expense in prior periods was not tax deductible.

Comparison of the Results of Operation for the Nine Months Ended September 30, 2002 and 2001

General—Net income for the nine months ended September 30, 2002 totaled $53.4 million, or $2.25 per diluted share, compared to $41.6 million, or $1.79 per diluted share for the nine months ended September 30, 2001, an increase of $11.8 million, or 28.3%. The increase is primarily due to higher net interest income, deposit account services fees, income from real estate operations as well as higher gains on the sale of loans and investments, offset by loan servicing fee expense and impairment write-downs of mortgage servicing rights and increases in non-interest expense primarily compensation and benefits. Additionally, the elimination of goodwill amortization resulting from the implementation of SFAS No. 142 (adopted January 1, 2002) added $1.9 million or $.08 to diluted earnings per share for the current nine month period.

Net interest income—Net interest income for the nine months ended September 30, 2002 was $115.0 million compared to $96.6 million for the nine months ended September 30, 2001, an increase of $18.4 million. The improvement in net interest income is due to a decrease of 126 basis points in the Company’s average funding costs during the period as well as growth in the Company’s average interest-earning assets of $395.5 million to $5.35 billion, which resulted in a 27 basis point increase in the net interest margin.

Interest income on interest-earning assets decreased $16.0 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily attributable to a $17.1 million decline in interest income on loans receivable. While the Bank’s average balance of loans receivable increased $72.5 million to $4.39 billion for the first nine months of 2002, the average yield on loans receivable decreased 64 basis points compared to the prior year period. The decrease in average rate is due to the impact of declining interest rates, the heavy prepayment activity of higher rate loans, and the downward repricing of ARMs in the Bank’s loan portfolio since last year. The $3.1 million increase in interest income on mortgage-backed securities is due to a $109.1 million increase in the average balance offset by a 111 basis point decrease in average yield. Similarly, interest income on investment securities increased $1.2 million to $18.1 million for the nine months ended September 30, 2002, due to a $153.1 million increase in the average balance for the period, offset by a 157 basis point decrease in the average yield on this portfolio. The Bank has purchased both investments and mortgage-backed securities in lieu of holding longer-term fixed-rate mortgage loan originations over the past year. These purchases have carried lower yields due to a lower interest rate environment as well as shorter durations. The Bank’s strategy in shortening the average life of its investment portfolio is to improve its interest rate risk position, and maintain some flexibility for reinvestment should interest rates rise, while improving returns over federal funds.

Interest expense on interest-bearing liabilities decreased $34.4 million to $131.4 million for the nine months ended September 30, 2002. Interest expense on deposits decreased $21.8 million, due to a 147 basis point decrease in the average cost of deposits offset by a $493.8 million increase in balance of average deposits. Approximately $267.5 million of the growth in average deposits is attributable to the acquisition of Mid Town in November 2001. The decrease in deposit costs were primarily due to the downward repricing of certificates of deposit, an increase in low-cost core deposits through acquisition and internal growth, and rates paid on core deposits as a result of declining short-term interest rates. Interest expense on borrowed funds decreased $12.5 million, reflecting a $170.0 million decrease in the average balance of borrowed funds, primarily advances from the FHLB of Chicago, and a 46 basis point decrease in average cost. Since September 30, 2001, $385.0 million of the Bank’s advances have matured and were refinanced with lower costing, intermediate term fixed-rate and to a lesser extent adjustable-rate advances.

Provision for loan losses—Based on management’s assessment of the adequacy of the loan loss reserve as of September 30, 2002 and 2001, the Bank provided no provision for loan losses for the nine months ended September 30, 2002 or for the nine months ended September 30, 2001. Net charge-offs were $149,000 for the current year nine-month period and $48,000 for the prior nine-month period. At September 30, 2002, 90% of the Company’s loan portfolio consisted of loans secured by one-to-four family residential properties, including 9% relating to home equity loans and equity lines of credit. A total of 76% of non-performing assets consisted of loans secured by one-to-four family residential properties and one-to-four family foreclosed real estate.

Non-interest income—Non-interest income increased $11.5 million, or 37.7% to $42.0 million for the nine months ended September 30, 2002, compared to $30.5 million for the nine months ended September 30, 2001 primarily due to increased loan sale and investment gains, higher deposit fee income and income from real estate operations, offset by loan servicing fee expense and impairment on mortgage servicing rights.

Gain on sale of loans receivable was $8.9 million for the nine months ended September 30, 2002, compared to $5.3 million ended September 30, 2001, an increase of $3.6 million. The increase was due to both higher sales volume and significantly improved profit margins on sales, helped by the declining rate environment. Loan sales were $838.3 million during the current nine-month period compared to $736.4 million in the prior nine-month period. Management currently expects loan sale profits in the fourth quarter of 2002 to be significantly stronger than the most recent quarter.

During the current nine months, the Company recognized $3.0 million of gains on the sale of investment securities available for sale, primarily fixed-rate corporate debt securities and, to a lesser extent, marketable equity securities, compared to gains of $824,000 for the previous nine-month period from the sale of U.S. agency securities and, to a lesser extent, marketable equity securities.

Income from real estate operations was $6.8 million for the nine months ended September 30, 2002, compared to income of $5.5 million for the nine months ended September 30, 2001, an increase of $1.4 million. There were 104 lots sold in the Tallgrass of Naperville subdivision during the nine months ended September 30, 2002 compared to 127 lots in the prior year period. The increase in income is due to much higher lot sale margins, as costs per lot have remained steady, and average lot sales prices have increased 36%. Management currently expects pre-tax income from real estate operations to be $3.0-$3.3 million for the last quarter of 2002.

Loan servicing fee income (expense) was a net expense of $(739,000) for the nine months ended September 30, 2002 compared to income of $7,000 for the nine months ended September 30, 2001, a net decrease of $746,000. Although the average balance of loans serviced for others increased 71.3% to $1.67 billion for the current nine-month period, which increased fee income received by the Bank, amortization of mortgage servicing rights increased to $4.1 million for the current nine-month period, compared to $2.1 million for the prior nine-month period due to heavy prepayments from lower interest rates.

The Bank also recorded a $1.7 million impairment charge on mortgage servicing rights in the current nine-month period as a result of declining interest rates accelerating prepayment speeds on loans in its serviced for others portfolio compared to a $754,000 charge during the nine-months ended September 30, 2001. At September 30, 2002, the Bank’s balance of mortgage servicing rights was $12.6 million, net of valuation reserve of $2.7 million. The balance of loans serviced for others at September 30, 2002 was $1.82 billion.

Deposit account service charges increased $4.5 million or 37.9% to $16.2 million for the nine months ended September 30, 2002, due to an increase in the number of checking accounts through acquisition and continued direct marketing, as well as expansion of the Bank’s debit card base which has led to a significant increase in interchange income from transactions.

Other non-interest income increased $1.4 million or 23.6% to $7.2 million for the nine months ended September 30, 2002 primarily due to an increase in loan related fee income and income from the Bank’s mortgage reinsurance subsidiary, which began operations in late 2001.

Non-interest expense—Non-interest expense for the nine months ended September 30, 2002 increased $12.9 million or 21.1% to $73.8 million compared to $61.0 million for the nine months ended September 30, 2001.

Compensation and benefits increased $8.4 million, or 24.0%, to $43.7 million, for the nine months ended September 30, 2002, primarily due to normal salary increases, higher medical costs and increased staffing costs related to dramatically higher loan volume as well as increased headcount related to the acquisition of Mid Town.

Occupancy expense increased $2.0 million, or 30.3% to $8.6 million for the nine months ended September 30, 2002. The increase in expense is primarily due to higher rent, utility costs and depreciation expense related to the four branches the Bank acquired from Mid Town and other new branches opened during the last year.

Advertising and promotion expense increased $324,000 or 9.5% compared to the prior year to $3.7 million for the nine months ended September 30, 2002. The increase in cost is primarily due to increased costs related to new branches opened and acquired in the past year, and increased radio and newspaper advertising as well as promotional giveaways due to increased competition.

Data processing expense increased $474,000 or 20.6%, to $2.8 million, for the nine months ended September 30, 2002 compared to the prior year, primarily due to increased depreciation expense for computer equipment as well as additional data processing costs related to the Mid Town conversion into the Bank’s computer system.

Other non-interest expense increased $3.3 million to $12.8 million for the nine months ended September 30, 2002 compared to the prior year period. The increase is primarily due to higher legal costs related to the DOJ review of the Company’s mortgage lending practices, operations from the acquired branches, and costs for higher losses from check fraud due to an increased checking account base.

Amortization of goodwill decreased $1.9 million or $.08 per share for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decrease is due to the elimination of goodwill amortization expense resulting from the implementation of FASB No. 142 effective January 1, 2002. On October 1, 2002, the Company adopted SFAS No. 147, which allows the reversal and restatement of amortization of goodwill on branch acquisitions that are deemed to be business combinations, as a result the $490,000 of goodwill amortized for the nine months ended September 30, 2002 will be reversed.

Amortization of core deposit intangibles increased $263,000 to $1.2 million for the nine months ended September 30, 2002 due to an increase in core deposit intangibles as a result of the acquisition of Mid Town in November 2001.

Income taxes—The Company recorded income tax expense totaling $29.8 million for the nine months ended September 30, 2002, or an effective income tax rate of 35.8%, compared to $24.6 million for the nine months ended September 30, 2001, or an effective income tax rate of 37.1%. The lower effective income tax rate in the current period was primarily the result of the decrease in goodwill amortization expense. Most of the Company’s goodwill amortization expense in prior periods was not tax deductible.

Outlook for the Balance of 2002

Management is increasing its expectation for earnings per share for 2002 by $.02 per diluted share. Under its new estimate, the Company expects 2002 earnings to be in the range of $3.07-$3.12 per diluted share, or an increase of 20%-22% over 2001. The increase is based on management’s determination that the impact of the adoption of SFAS 147, which allows the reversal of goodwill amortization on branch acquisitions that are deemed to be business combinations, is approximately $.02 for the year ended December 31, 2002. For the quarter ending December 31, 2002, management currently expects to report results in the range of $.80-$.85 per diluted share, including income from real estate operations of $3.0-$3.3 million.

The Company’s projections for the remainder of 2002 assume moderate balance sheet growth and a modestly flatter yield curve. Management expects that the Company’s net interest margin will decrease slightly from the 3.01% reported during the third quarter, to a range of 2.85%-2.95% range over the next few quarters as continued refinance activity results in payoffs of higher-yielding assets, floating rate assets reprice downward due to the latest Federal Reserve easing without a commensurate decline in funding costs. The Company expects to report continued strong growth in fee income and loan sale profits in the fourth quarter of 2002. The projections also assume housing and mortgage activity in the Bank’s markets remain strong and credit quality remains good.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company’s December 31, 2001 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2001.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Securities Exchange Act.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions have been taken.

Part II—Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000).

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s March 31, 2001 Form 10-Q).

Exhibit No. 11. Statement re: Computation of per share earnings.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net income	$20,551,000	$53,381,000

Weighted average common shares outstanding	23,230,667	23,133,356

Basic earnings per share	$.88	$2.31

Weighted average common shares outstanding	23,230,667	23,133,356
Common stock equivalents due to dilutive effect of stock options	571,860	608,204

Total weighted average common shares and equivalents
Outstanding for diluted computation	23,802,527	23,741,560

Diluted earnings per share	$.86	$2.25

Exhibit No. 99.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

A Form 8-K was filed to report that on July 18, 2002, MAF Bancorp, Inc. announced its 2002 second quarter earnings results, and a copy of the press release was included as an exhibit.

A Form 8-K was filed to report that on August 15, 2002, MAF Bancorp, Inc. issued a press release announcing the U.S. Department of Justice was reviewing the company’s mortgage lending practices to determine compliance with the Federal Fair Housing Act and the Equal Credit Opportunity Act. A copy of the press release was included as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF BANCORP. INC.
(Registrant)

Date: November 13, 2002	By:	/S/ ALLEN H. KORANDA
Allen H. Koranda Chairman of the Board and Chief Executive Officer

Date: November 13, 2002	By:	/S/ JERRY A. WEBERLING
Jerry A. Weberling Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Allen H. Koranda, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MAF Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
By:	/S/ ALLEN H. KORANDA
Allen H. Koranda Chairman of the Board and Chief Executive Officer

I, Jerry A. Weberling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MAF Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/S/ JERRY A. WEBERLING
Jerry A. Weberling Executive Vice President and Chief Financial Officer