Form 10-K
period 2002-12-31
MAF BANCORP INC
filed 2003-03-12
CIK 854662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based upon the closing price of the registrant’s common stock as of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $763,356,290.*

The number of shares of Common Stock outstanding as of March 7, 2003: 23,273,236

Documents Incorporated by Reference

PART III—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 are incorporated by reference into Part III hereof.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Except to the extent shares have been allocated to the plan accounts of directors and executive officers, the affiliate holdings do not include shares held in certain employee benefit plans administered by plan committees that include executive officers.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

Index

Part I.

Item 1.    Business

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report, in “Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, difficulties in achieving anticipated cost savings related to the operation of the acquired banking offices of Fidelity Bancorp or higher than expected costs related to the Fidelity transaction, unanticipated changes in interest rates, or flattening of the yield curve, deteriorating economic conditions which could result in increased delinquencies in MAF’s or Fidelity’s loan portfolio, legislative/regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of MAF’s or Fidelity’s loan or investment portfolios, or further deterioration in the value of investment securities, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in MAF’s and Fidelity’s market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Available Information

The Company’s internet address is www.mafbancorp.com. The Company makes available through this address, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or (15)d of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

General

MAF Bancorp, Inc. (“Company”), was incorporated under the laws of the state of Delaware in 1989. The Company is a registered savings and loan holding company primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb (“Bank”) and, to a lesser extent, in the residential real estate development business through MAF Developments, Inc. (“MAFD”). With $5.91 billion in assets, the Bank is one of the largest community-oriented financial institutions in the Chicago metropolitan area. The Company’s executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514-1500. The telephone number is (630) 325-7300.

The Company’s primary assets are its investments in the Bank, as well as in MAFD. The Company also maintains a small investment portfolio.

The Bank offers various financial services to its customers through a network of branches in suburban and urban communities in the Chicago metropolitan area, including 11 locations on the north and northwest side of the City of Chicago, a strong presence in western Cook County and affluent DuPage County, and increasing penetration of the rapidly-growing collar counties of Will and Kane as well as a presence in the southwest suburbs of Chicago. With the addition of two new branches in 2002, the Bank had 34 retail banking offices at December 31, 2002. The Bank continues to expand its footprint in the greater Chicago Metropolitan area. The Bank currently has plans to open an additional five new banking offices during 2003 with sites now under construction or in development, and expects to add six additional banking locations upon consummation of pending acquisitions anticipated to close during 2003. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development as well as consumer loans, primarily home equity loans and lines of credit. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium-sized businesses in its primary market areas. Additionally, the Bank operates an insurance agency, Mid America Insurance Agency, Inc., which provides general insurance services, a title agency, Centre Point Title Services, Inc., which provides limited title search services for certain loan transactions of the Bank’s loan customers, and Mid America Investment Services, Inc. (“Mid America Investments”), which offers investment services and securities brokerage primarily to Bank customers through its affiliation with INVEST, a registered broker-dealer. In 2001, the Bank formed Mid America, Re Inc., a wholly-owned captive reinsurance company, which will share in a portion of mortgage insurance premiums received by certain mortgage insurance companies on the Bank’s mortgage loan originations in return for assuming some of the risk of loss.

In November 2001, the Company purchased Mid Town Bancorp (“Mid Town”), which had four banking offices in Chicago, Illinois, for a total of $69.0 million. The acquisition was funded with $13.8 million in common stock and $55.2 million in cash. As part of the financing of this acquisition, the Company replaced its unsecured bank term loan and revolving line of credit facility with a $55.0 million unsecured bank term loan, and a $40.0 million unsecured line of credit. Mid Town was merged into the Company and its banking subsidiary was merged into the Bank.

On December 17, 2002, the Company announced it had reached an agreement to acquire Fidelity Bancorp, Inc. in an all-stock transaction valued at approximately $101 million on the date of announcement. The Company expects to repurchase 850,000 of the shares to be issued in the transaction, representing approximately 3.3% of its projected outstanding shares after the merger. The transaction is subject to regulatory approval and is expected to close in mid-2003 and be neutral to earnings per share for 2003 and approximately 1-2% accretive to earnings per share in 2004, in each case assuming completion of the stock repurchases. At December 31, 2002, Fidelity had assets of $730 million, deposits of $463 million and five branch offices in the Chicago area. The merger transaction provides for Fidelity to be merged into the Company and its banking subsidiary to be merged into the Bank.

On February 17, 2003, the Company announced that the Bank had entered into an agreement to purchase a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involves the purchase of approximately $7 million in deposits. The transaction is subject to regulatory approval and is expected to close in March or April 2003.

For financial information regarding the Company’s two separate lines of business (banking and land development), see “Note 19. Segment Information” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

As a federally chartered savings bank, the Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Bank can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress, could have a material impact on the Bank and its operations. See “Regulation and Supervision—Federal Savings Institution Regulation” for more information. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters.

Competition

The Bank is faced with increasing competition in attracting retail customer business, including deposit accounts and loan originations. Several large financial institutions have recently announced aggressive de novo branching plans that if completed will heighten the competitive pressures in the Chicago market. Competition for deposit accounts comes primarily from other savings institutions, commercial banks, money market mutual funds, and insurance companies (primarily in the form of annuity products). Factors affecting the attraction of customers include interest rates offered, pricing of fees and services, convenience of branch locations, access to ATMs, ability to access services through multiple distribution channels and office hours. Competition for loan products comes primarily from mortgage brokers, other savings institutions, commercial banks and mortgage banking companies. Competitive factors for loans include interest rates, terms, fees, and customer service.

Lending Activities

General.    The Bank’s lending activities reflect its focus as a retail banking institution servicing its local market area by concentrating on residential mortgage lending. The Bank is one of the largest originators of residential mortgages in its market area. The Bank had record residential loan originations in 2002, due to continued expansion into new lending markets, as well as a large volume of refinancings in response to historically low interest rates. The Bank’s residential originations are generally conducted through its branch retail network using primarily commissioned loan officers. The Bank has traditionally held its originations of adjustable-rate or shorter-term fixed-rate mortgage loans for its portfolio and sold a portion of its long-term fixed-rate loans directly into the secondary market. The Bank originates long-term fixed-rate mortgage loans in response to customer demand; however, the Bank sells selected conforming and non-conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association (“FNMA”), and to a lesser extent, the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal Home Loan Bank Mortgage Partnership Program (“MPF”). The volume of current loan originations sold into the secondary market varies over time based on the Bank’s available cash or borrowing capacity, Bank capital ratios, as well as in response to the Bank’s asset/liability management strategy. Consumer loans, primarily equity lines of credit and short-term fixed-rate home equity loans, have been emphasized for portfolio purposes over the past three years. This strategy has enabled the Bank to enhance the yields of its portfolio, shorten the duration of the Bank’s loan portfolio, and increase the interest-sensitivity of its loan portfolio, as these loans are generally based on the prime rate of interest plus or minus a stated margin. The Bank also originates multi-family loans, and to a lesser extent, commercial, residential construction and land acquisition and development loans. In 2001, the Bank expanded into commercial business lending, hiring a group of seasoned lenders from a commercial bank to pursue loans and deposits from small to medium-sized businesses in the Bank’s primary market area. Through the acquisition of Mid Town, the Bank acquired $8.9 million in commercial business loans, as well as $73.6 million in commercial real estate loans. At December 31, 2002, the Bank’s total loan portfolio was $4.5 billion, representing over 76% of the total assets of the Company.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages at the dates indicated:

	December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,470,937	75.81%	$3,559,466	79.38%	$3,807,980	87.50%
Held for sale	167,780	3.67	161,105	3.59	41,074.94
Multi-family	260,318	5.69	197,685	4.41	173,072	3.98
Commercial	142,493	3.11	140,128	3.12	41,223.95
Construction	48,179	1.05	43,756.98		29,566.67
Land	42,530.93		44,494.99		40,497.93

Total real estate loans	4,132,237	90.26	4,146,634	92.47	4,133,412	94.97

Consumer loans:
Equity lines of credit	387,025	8.45	258,884	5.77	146,020	3.36
Home equity loans	32,120.70		52,216	1.16	64,465	1.48
Other	6,255.14		7,975.18		4,783.11

Total consumer loans	425,400	9.29	319,075	7.11	215,268	4.95
Commercial business loans	20,592.45		18,596.42		3,528.08

Total loans receivable	4,578,229	100.00%	4,484,305	100.00%	4,352,208	100.00%

Less:
Loans in process	30,689		21,678		12,912
Unearned discounts, premiums and deferred loan fees, net	(2,875)		(4,555)		(7,076)
Allowance for loan losses	19,483		19,607		18,258

Loans receivable, net	$4,530,932		$4,447,575		$4,328,114

	December 31,
	1999		1998
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,479,425	89.05%	$2,877,482	86.07%
Held for sale	12,601.32		89,406	2.67
Multi-family	164,878	4.22	137,254	4.11
Commercial	38,817.99		43,069	1.29
Construction	27,707.71		28,429	0.85
Land	28,602.73		24,765	0.74

Total real estate loans	3,752,030	96.02	3,200,405	95.73

Consumer loans:
Equity lines of credit	99,099	2.54	91,915	2.75
Home equity loans	48,397	1.24	42,398	1.27
Other	4,757.12		6,015	0.18

Total consumer loans	152,253	3.90	140,328	4.20
Commercial business loans	3,132.08		2,356	0.07

Total loans receivable	3,907,415	100.00%	3,343,089	100.00%

Less:
Loans in process	11,893		10,698
Unearned discounts, premiums and deferred loan fees, net	(6,323)		(3,455)
Allowance for loan losses	17,276		16,770

Loans receivable, net	$3,884,569		$3,319,076

The following table shows the composition of the Bank’s fixed- and adjustable-rate loan portfolio as of the dates indicated.

	December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Adjustable-rate loans:
Real estate:
One- to four-family	$1,993,337	43.54%	$1,613,251	35.98%	$1,950,183	44.81%
One- to four-family held for sale	40,162.87		—	—	—	—
Multi-family	160,543	3.51	111,311	2.48	111,660	2.57
Commercial	62,990	1.38	60,180	1.34	22,175.51
Construction	31,796.69		30,524.68		15,456.35
Land	40,028.87		36,484.81		24,997.57

Total adjustable-rate real estate loans	2,328,856	50.86	1,851,750	41.29	2,124,471	48.81
Consumer	389,099	8.50	234,642	5.23	148,005	3.40
Commercial business	16,160.36		16,266.36		3,434.08

Total adjustable-rate loans receivable	2,734,115	59.72	2,102,658	46.88	2,275,910	52.29

Fixed-rate loans:
Real estate:
One- to four-family	1,477,600	32.27	1,946,215	43.40	1,857,797	42.69
One- to four-family held for sale	127,618	2.79	161,105	3.59	41,074.94
Multi-family	99,775	2.18	86,374	1.93	61,412	1.41
Commercial	79,503	1.74	79,428	1.77	19,048.44
Construction	16,383.36		13,232.30		14,110.32
Land	2,502.05		8,010.18		15,500.36

Total fixed-rate real estate loans	1,803,381	39.39	2,294,364	51.17	2,008,941	46.16
Consumer	36,301.79		84,433	1.88	67,263	1.55
Commercial business	4,432.10		2,850.07		94	—

Total fixed-rate loans receivable	1,844,114	40.28	2,381,647	53.12	2,076,298	47.71

Total loans receivable	4,578,229	100.00%	4,484,305	100.00%	4,352,208	100.00%

Less:
Loans in process	30,689		21,678		12,912
Unearned discounts, premiums and deferred loan expenses, net	(2,875)		(4,555)		(7,076)
Allowance for loan losses	19,483		19,607		18,258

Loans receivable, net	$4,530,932		$4,447,575		$4,328,114

Loan Maturity.    The following table shows the contractual final maturity of the Bank’s loan portfolio at December 31, 2002. The loan amounts do not reflect the timing of scheduled monthly principal repayment amounts. Principal repayments and prepayments on mortgage loans totaled $2.22 billion, $1.88 billion, and $704.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Based on these amounts, management believes the information in the following table is not indicative of what the actual repayments on these loans will be.

	At December 31, 2002
	Real Estate Mortgage Loans
	One - to Four- Family	Multi- Family	Comm- ercial	Con- struction	Land	Consumer	Comm- ercial Business	Total
	(Dollars in thousands)
Amount due:
One year or less	$8,343	3,071	10,105	30,857	4,963	9,597	374	67,310

After one year
1 year to 5 years	97,999	31,323	63,657	17,322	28,804	53,020	14,711	306,836
Over 5 years	3,364,595	225,924	68,731	—	8,763	362,783	5,507	4,036,303

Total after 1 year	3,462,594	257,247	132,388	17,322	37,567	415,803	20,218	4,343,139

Total amount due	$3,470,937	260,318	142,493	48,179	42,530	425,400	20,592	4,410,449

Less:
Loans in process								(30,689)
Deferred cost adjustments								2,875
Allowance for loan losses								(19,483)

Total loans receivable, net								4,363,152
Mortgage loans held for sale								167,780

Total loans, net								$4,530,932

The following table sets forth at December 31, 2002 the dollar amount of loans receivable held for investment due after one year, and whether such loans have fixed or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One - to four-family	$1,468,895	1,993,699	3,462,594
Multi-family	97,637	159,610	257,247
Commercial	74,082	58,306	132,388
Construction	—	17,322	17,322
Land	1,399	36,168	37,567
Consumer	33,533	382,270	415,803
Commercial business	4,432	15,786	20,218

Total loans receivable	$1,679,978	2,663,161	4,343,139

Residential Lending.    The Bank offers fixed-rate mortgage loans with terms to maturity of 10, 15, 20 and 30 years and fixed-rate balloon loans that mature after seven years. The Bank’s fixed-rate loan products generally offer a monthly repayment option and some loans carry a prepayment penalty for the first five years of the loan. Interest rates charged on fixed-rate loans are competitively priced on a daily basis based on secondary market prices and market conditions. The Bank also offers a variety of adjustable-rate mortgage loans. The Bank generally originates its fixed-rate and adjustable-rate mortgage loans in a form consistent with secondary market standards.

The Bank offers a mortgage loan modification program that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during heavy refinancing periods, by enabling the Bank to meet customer demand for loan refinancings, limiting the disruption to its loan operations for loan customers who are borrowing for home purchases, as well as reducing the costs associated with refinance activity of existing borrowers.

The Bank’s residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield, often through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. ARM loans may be assumed provided homebuyers meet the Bank’s underwriting standards and the applicable fees are paid.

Loan applications are reviewed in accordance with the underwriting standards approved by the Bank’s Board of Directors and which generally conform to FNMA standards. Loans in excess of $3.0 million must be approved by the Loan Committee of the Board of Directors. In underwriting residential real estate loans, the Bank evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for ARM loans and fixed-rate loans based on the initial or stated rate of the loan, except for one-year ARM loans with a loan-to-value ratio in excess of 70% and a term greater than 15 years, in which case the borrower is qualified at 2% above the initial note rate. Despite the benefits of ARM loans to the Bank’s asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential risk of default.

Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified in accordance with underwriting standards. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank’s policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. The Bank requires flood insurance on a property located in special flood hazard areas. Borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due.

The Bank has adopted a policy of generally limiting the loan-to-value ratio on originated first mortgage loans and refinanced loans to 97% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, generally be insured by a mortgage insurance company approved by FNMA in an amount sufficient to reduce the Bank’s exposure to no greater than the 75% level. However, the Bank has also started offering loans up to 100% loan-to-value under an affordable access program. In many instances under this program, loans up to 100% of the purchase price are available for borrowers, particularly those who live in historically underserved communities. At December 31, 2002, the Bank has $122.7 million, or 3.4% of one- to four-family mortgage loans that have a loan-to-value ratio of greater than 80% without mortgage insurance. Included in that amount are $63.8 million of loans with greater than 90% loan-to-value ratios. The Bank self-insures certain loans with greater credit quality and loan-to-value ratios between 80% and 90%, by charging a slightly higher interest rate. In 2001, the Bank formed a captive reinsurance subsidiary to accept a second-tier layer of risk on mortgage loans with mortgage insurance, in exchange for a portion of the mortgage insurance premiums paid by the customer to certain mortgage insurance companies. See “Subsidiary Activities—Mid America Re, Inc.” for more information.

As part of its community lending effort, the Bank participates in or actively supports many special lending programs designed to promote affordable homeownership and to address the needs of underserved communities in the markets it serves. Under these programs, the Bank offers various innovative and flexible home mortgage products that primarily benefit low-to middle-income borrowers, including high loan-to-value mortgages as discussed above. In February 2003, in anticipation of continued growth of its business, the Bank established an increased community lending goal of $3 billion of mortgage loan originations in its CRA assessment area over the next six years. This goal includes single and multi-family home mortgage loans in low-to-moderate income census tracts, loans in predominantly minority communities, and loans to borrowers whose income is below 80% of median income. This goal was set assuming continued access to financing, mortgage purchase and affordable housing programs through FNMA, FHLMC and MPF, continued access to secondary mortgage market outlets, continued adequacy of other funding sources critical to the Bank’s lending capacity, and favorable housing market and affordable interest rate conditions.

Multi-family Lending.    The Bank originates multi-family residential mortgage loans in its market area. At December 31, 2002, the Bank had multi-family loans of $260.3 million, including a portfolio of purchased participating interests of $2.0 million related to low-income housing. Multi-family loans represent 5.7% of total loans receivable at December 31, 2002. ARM loans represented 61.7% of the multi-family residential loan portfolio at December 31, 2002. Multi-family loans are generally offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 25 years and carry a loan-to-value ratio not greater than 80%. The Bank requires a positive net operating income to debt service ratio for loans secured by multi-family residential property. Loans secured by properties of five or more units are qualified on the basis of rental income generated by the property.

Construction and Land Lending.    The Bank originates loans to finance the construction of one- to four-family residences, primarily in its market area. At December 31, 2002, the Bank had $48.2 million of construction loans of which $42.9 million financed the construction of one- to four-family residences. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 2002, the Bank’s construction and land loans totaled $90.7 million, or 2.0%, of total loans receivable.

The Bank uses loan underwriting and construction loan guidelines for financing primarily individual, owner-occupied houses where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans are based on the appraised value of the property, as determined by either an independent appraiser, or an appraiser on staff at the Bank, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 12 months, with extensions as needed. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

Land loans include loans to developers for the development of residential subdivisions in the Bank’s market area. At December 31, 2002, the Bank had land loans to developers totaling $18.3 million. Of this amount, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $17.6 million. In addition to land loans, this borrower had construction loans with the Bank totaling $4.9 million. Loans to developers are generally short-term loans with terms of three to five years. Under Bank policy, the loan-to-value ratio may not exceed 80% and is generally less than 75%. The majority of such loans are floating rate based on the prime rate or LIBOR. Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

Land loans are also made to local builders for the purchase of improved lots. At December 31, 2002, the Bank had land loans outstanding to local builders totaling $8.9 million. Such loans are generally for terms of up to three years and are generally granted at rates similar to rates quoted for residential mortgage loans. The loan-to-value ratio on such loans is limited to 75%. Land loans for the purchase of fully improved lots are also made to individuals. At

December 31, 2002, the Bank had land loans to individuals totaling $15.3 million. Such loans are made for up to 15-year terms with adjustable or fixed interest rates that are made at the prevailing rates for one- to four-family residential loans.

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

Commercial Real Estate Lending.    In connection with the Bank’s policy of maintaining an interest-rate sensitive loan portfolio, the Bank has originated loans secured by commercial real estate, which generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At December 31, 2002, the Bank had $142.5 million of commercial real estate loans. Historically, the Bank’s policy has been to originate commercial real estate loans on a limited basis. During 2001, the Bank’s commercial real estate portfolio increased by $73.6 million due primarily to the acquisition of Mid Town. The Company may increase its commercial real estate lending in the future in conjunction with its new business banking unit described below.

Commercial real estate loans are generally made in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. Currently, all of the Bank’s commercial real estate loans are secured by improved properties located in the Chicago metropolitan area. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago area. The Bank analyzes the financial condition of the borrower and the reliability and predictability of the net income generated by the security property in determining whether to extend credit. In addition, the Bank generally requires a net operating income to debt service ratio of at least 1.15 times. At December 31, 2002, the Bank’s ten largest commercial real estate loans totaled $27.4 million, all of which are current and performing in accordance with their original terms.

Consumer Lending.    The Bank’s consumer lending is primarily home equity lines of credit and fixed-rate second mortgage loans and to a limited extent, auto loans and unsecured consumer loans. On December 31, 2002, outstanding balances on home equity lines represented $387.0 million or 8.5% of the Bank’s total loan portfolio. Home equity lines of credit are generally extended up to 85% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate minus .50% to plus .50%, based on balances drawn. To a lesser extent, the Bank offers home equity lines of credit at greater than 85% of the appraised value of the property. The interest rate on 85%-100% loan-to-value lines of credit is the designated prime rate plus 1.50% to 3.50%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity loans consist of $32.1 million of primarily fixed-rate second mortgage loans that amortize over a three to ten year period.

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

Commercial business lending carries increased risks compared to other forms of lending the Bank offers. Principal and interest repayment is often dependent on strong and consistent management teams that can change quickly due to the size of the companies targeted by the Bank. In addition, slowing economic conditions could adversely impact these borrowers. As part of the initiation of this unit, a comprehensive credit policy was established and approved by the Board of Directors of the Bank for new commercial business loans. The adherence to this policy is monitored on a weekly basis by a committee of senior management and loan officers that are responsible for the review and approval of new loans up to $3.0 million. A committee consisting of members of the Bank’s Board of Directors approves loans up to $5 million and loans over $5 million must be approved by the Board of Directors. In addition, a loan grading system was established for reviewing and assessing portfolio credit quality for all commercial business loans. A loan review committee of senior management and loan officers of the Bank was also established to periodically monitor credit quality of commercial business loans including loans on the Bank’s “watch list” to determine actions to be taken, including collection, additional collateral, and accrual status. At December 31, 2002, the Bank’s portfolio of commercial business loans was $20.6 million.

Environmental Issues.    The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes the security property unsuitable for use. This could also have an effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single-family residences on which the Bank lends include comments on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any material environmental issues which would subject it to liability at this time.

Environmental concerns such as asbestos containing material, underground storage tanks and lead based paint can pose a health risk to tenants and negatively impact the collateral value of security property. Generally, the use of these materials has been eliminated since 1978. All relevant factors in order to determine whether an environmental review is needed and, if so, the scope and detail, is considered prior to the origination of commercial and multi-family loans. The relevant factors include, but are not limited to, the following: age of property, use of property, location of property, knowledge of subject area, borrower(s) financial capacity to withstand potential clean-up costs, loan amount and loan-to-value ratio of the proposed loan. For loans in excess of $1.5 million, a satisfactory Phase I environmental exam is frequently required as part of the loan approval process, with further investigation in the form of a Phase II exam taking place as dictated therein.

Originations, Purchases, Sales, Swaps of Mortgage Loans and Mortgage-Backed Securities.    The Bank originates both ARM and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination and purchase market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The Bank sells selected conforming and nonconforming long-term fixed-rate and a limited amount of ARM mortgage loans in the secondary mortgage market to manage its interest rate risk exposure. These loan sales also allow the Bank to continue to make loans when deposit flows decline or funds are not otherwise available for lending. Generally, the loans are sold for cash or securitized and sold in the secondary mortgage market to investors such as FNMA, FHLMC, and MPF as well as mortgage bankers, investment banks and other financial institutions. The large majority of these loans are sold without recourse, except those loans sold to MPF, where the Bank maintains a very limited level of risk in exchange for better pricing on the loans sold. At December 31, 2002, the Bank has retained approximately $7.2 million in net credit risk exposure on loans it has sold to MPF.

The Bank has also exchanged or swapped loans out of its portfolio for mortgage-backed securities primarily with FNMA and FHLMC that are either sold simultaneously or held as mortgage-backed-securities available for sale. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $58.8 million in loans receivable, compared to $76.7 million for the year ended December 31, 2001. Additionally, in 2002 the Bank swapped $67.6 million of long term fixed-rate prepayment penalty protected loans that are in their final year of prepayment protection into mortgage-backed securities that were owned by the Bank as of December 31, 2002.

In 2002, the Bank originated $3.69 billion in loans receivable, compared to $2.83 billion in 2001. During 2002, with the continued decrease in interest rates, fixed-rate mortgage loan originations were $1.63 billion compared to $1.74 billion for the previous year, as customers continued to take advantage of the ability to lock in historically low long-term mortgage rates. During 2002, originations of adjustable rate mortgage loans were $1.61 billion compared to $826.6 million for 2001. Of the fixed-rate originations in 2002, $1.13 billion, or 71.0%, conformed to the requirements for sale to FNMA and FHLMC and $461.1 million, or 29.0%, did not conform to the requirements of these agencies. The Bank’s “nonconforming” loans are generally designated as such because the principal loan balance exceeds $300,700 ($322,700 as of January 1, 2003), which is the FHLMC, FNMA, and MPF purchase limit, and not because the loans present increased risk of default to the Bank. Loans with such excess balances generally carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans. The Bank generally sells its conforming fixed-rate production to FHLMC, FNMA, and MPF and recently began to sell a portion of its non-conforming production to non-government agency investors. Generally, prior to 2001, nonconforming loans were held in the Bank’s loan portfolio. During the current year, the Bank sold $1.31 billion of loans into the secondary market, compared to $1.02 billion in 2001.

All of the mortgage-backed securities and collateralized mortgage obligations, (“CMOs”) in the Bank’s portfolio are issued by or have collateral backed by FNMA, FHLMC or GNMA, or are backed with whole loan collateral and have an investment grade rating. At December 31, 2002, the amortized cost of mortgage-backed securities totaled $358.3 million, or 6.0% of total assets. At December 31, 2002, the Bank’s mortgage-backed securities portfolio had a market value of $365.6 million.

The following table sets forth the Bank’s originations, purchases, sales, swaps and principal repayments of loans receivable for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Loans originated:
Adjustable-rate loans originated:
One- to four-family	$1,459,668	735,463	638,097
Multi-family	92,405	27,736	22,005
Commercial real estate	8,772	17,717	6,585
Construction	29,268	17,453	25,702
Land	20,529	30,272	26,195
Commercial business	47,092	7,147	118
Consumer	383,102	196,381	135,947

Total adjustable-rate loans originated	2,040,836	1,032,169	854,649
Fixed-rate loans originated:
One- to four-family	1,588,769	1,708,663	466,913
Multi-family	10,258	6,230	6,014
Commercial real estate	1,256	15,417	1,982
Construction	25,072	16,071	14,759
Land	784	6,274	15,952
Commercial business	—	790	—
Consumer	24,195	41,980	50,393

Total fixed-rate loans originated	1,650,334	1,795,425	556,013

Total loans originated	3,691,170	2,827,594	1,410,662
Loans purchased:
Fixed-rate one- to four-family real estate	—	—	3,220
Adjustable-rate one- to four-family real estate	—	—	69,669
Other	—	—	669

Total loans purchased	—	—	73,558

Total loans originated and purchased	3,691,170	2,827,594	1,484,220

Loans acquired through acquisitions	—	210,020	5,292

Loans sold:
One- to four-family	1,247,858	940,952	326,375
Consumer loans	307	476	596

Total loans sold	1,248,165	941,428	326,971
Mortgage loans swapped into mortgage-backed securities	126,433	76,670	9,290
Transfer to foreclosed real estate and charge-offs	4,422	2,756	4,038
Amortization and prepayments	2,218,226	1,884,663	704,420

Total loans sold, swaps, transfers, amortization and prepayments	3,597,246	2,905,517	1,044,719

Net increase	$93,924	132,097	444,793

Loan servicing fee income.    Loan servicing fee income is generated from loans that the Bank has originated and sold, and includes fees for the collection and remittance of mortgage payments, insurance policies and real estate taxes. Typically, the Bank receives a servicing fee for performing the aforementioned services equal to at least .25% for fixed-rate mortgages and .25% to .375% for ARM loans on the outstanding principal balance of the sold loan being serviced. Servicing fees are included in income as loan payments are received. Costs of servicing loans for others are charged to expense as incurred. The Bank is required to capitalize mortgage servicing rights upon the sale of loans based on assumptions as to fee income earned, estimated prepayment speeds of the underlying mortgage loans, and the cost of servicing. Mortgage servicing rights are amortized based on the estimated life of the loan servicing income stream, which is recorded as a decrease to loan servicing fee income. In addition, mortgage servicing rights are periodically assessed for impairment, with any impairment or recovery recognized through a valuation allowance.

The following table shows the components of loan servicing fee income in dollars and as a percentage of loans serviced for others, as well as other information regarding loans serviced for others for the years indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Gross servicing revenue	$4,742	3,083	2,724
Amortization of mortgage servicing rights	(7,214)	(3,454)	(1,038)
Valuation allowance on mortgage servicing rights	(2,300)	(904)	—

Loan servicing fee income (expense), net	$(4,772)	(1,275)	1,686

As a percentage of average loans serviced for others:
Gross servicing revenue	.275%	.291	.259
Amortization of mortgage servicing rights	(.419)	(.326)	(.099)
Valuation allowance on mortgage servicing rights	(.134)	(.085)	—

Loan servicing fee income (expense), net	(.278)%	(.120)	.160

Loan sales for the year	$1,375,196	1,019,145	335,665

Average balance of loans serviced for others	$1,722,503	1,060,194	1,050,287
Loans serviced for others at end of year	2,021,512	1,401,607	785,350
Mortgage servicing rights at end of year, net	12,960	10,531	5,107
Weighted average interest rate of loans serviced for others	6.63%	7.10	7.55

Sales of Mortgage Servicing Rights.    The Bank has generally maintained the strategy of keeping the servicing on the loans it originates and sells into the secondary market as a means of cross-selling loan customers other Bank products. However, in 2000, the Bank sold mortgage servicing rights relating to approximately $600.0 million in mortgage loans, resulting in a pre-tax gain of $4.4 million, to take advantage of aggressive pricing for servicing rights. While the Bank still intends to grow its loan servicing portfolio, as it did in 2002 and 2001, management will periodically review opportunities to sell servicing rights in the future.

Asset Quality and Allowance for Loan Losses

Collection procedures.    When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank’s procedure is to contact the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, loan personnel will review the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will generally initiate foreclosure proceedings. Interest income on loans is reduced by the full amount of accrued and uncollected interest on loans that are in process of foreclosure or otherwise determined to be uncollectible.

Delinquent Loans. At December 31, 2002, 2001, and 2000, delinquencies in the Bank’s portfolio were as follows:

	61-90 Days			91 or More Days (2)
	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total (1)	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total (1)
	(Dollars in thousands)
December 31, 2002	51	$4,577.10%		200	$25,394.58%
December 31, 2001	59		7,628.18	160		19,451.45
December 31, 2000	43		3,275.08	116		14,975.35

(1)	Percentage represents principal balance of delinquent loans to total loans outstanding.
(2)	The 91 or More Days category includes all loans on non-accrual regardless of days past due.

Non-Performing Loans.    A loan is considered impaired and we cease accrual of interest when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans that are not individually significant (i.e. loans under $1.0 million), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses these criteria on one- to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant as well as commercial real estate and commercial business loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has occurred as a result of the book value exceeding the fair value.

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

The table on the next page sets forth information regarding non-accrual loans, loans which are 91 days or more delinquent but on which the Bank is accruing interest, and foreclosed real estate held by the Bank at the dates indicated. Since January 1, 2001, the Bank does not accrue interest on any loan more than 90 days overdue.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
One- to four-family and multi-family loans:
Non-accrual loans (1)	$22,480	17,985	14,023	12,548	10,641
Accruing loans 91 or more days overdue	—	—	1,732	771	1,381

Total	22,480	17,985	15,755	13,319	12,022

Commercial real estate, construction and land loans:
Non-accrual loans (1)	1,755	544	269	607	1,284
Accruing loans 91 or more days overdue	—	—	—	—	—

Total	1,755	544	269	607	1,284

Other loans:
Non-accrual loans (1)	1,159	922	683	1,683	721
Accruing loans 91 or more days overdue	—	—	2	41	22

Total	1,159	922	685	1,724	743

Total non-performing loans:
Non-accrual loans (1)	25,394	19,451	14,975	14,838	12,646
Accruing loans 91 or more days overdue	—	—	1,734	812	1,403

Total	$25,394	19,451	16,709	15,650	14,049

Non-accrual loans to total loans	.58%	.45	.35	.38	.39
Accruing loans 91 or more days overdue to total loans	—	—	.04	.02	.04

Non-performing loans to total loans	.58%	.45	.39	.40	.43

Foreclosed real estate:
One- to four-family	$2,366	1,405	1,762	1,220	1,736
Commercial real estate	—	—	46	6,195	6,621

Total foreclosed real estate, net of reserves	$2,366	1,405	1,808	7,415	8,357

Total non-performing assets	$27,760	20,856	18,517	23,065	22,406

Total non-performing assets to total assets	.47%	.37	.36	.50	.54

(1)	Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

For the years ended December 31, 2002, 2001 and 2000, the amount of interest income that would have been recorded on non-accrual loans amounted to $1.4 million, $1.1 million, and $768,000 respectively, if the loans had been current. For the year ended December 31, 2002, interest income on non-accrual loans actually collected that was recorded amounted to $562,000.

In March 2002, a commercial real estate loan and a secured line of credit to the same borrower aggregating $4.4 million were placed on non-accrual status due to the borrower being in violation of certain loan covenants. The Bank had a first mortgage lien on the property, a corporate guarantee of a subsidiary company and several unlimited personal guarantees. The property was subsequently sold and the Bank was repaid in full for both loans from the net proceeds in the fourth quarter of 2002.

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

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 2002 and 2001, all of the Bank’s

non-performing loans were classified as substandard. In addition, at December 31, 2002, the Bank has classified six loans to two different borrowers aggregating $2.6 million of commercial real estate and land development loans as substandard for regulatory purposes. These loans are performing in accordance with the terms of the loan agreement and adequately secured by the underlying collateral.

Allowance for Loan Losses.    In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Larger loans, typically secured by commercial real estate, that exhibit probable or observed credit weaknesses are subject to individual review. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Bank’s borrowers.

The following table analyzes the Bank’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of year Charge-offs:	$19,607	18,258	17,276	16,770	15,475
One-to four-family	(78)	(87)	(136)	(522)	(290)
Commercial real estate	(424)	—	—	(88)	(25)
Multi-family	—	—	(275)	—	—
Consumer	(115)	(17)	(120)	(101)	(87)

	(617)	(104)	(531)	(711)	(402)

Recoveries:
One-to four-family	60	39	9	105	1
Commercial real estate	121	—	—	—	—
Consumer	12	6	4	12	50

	193	45	13	117	51

Charge-offs, net of recoveries	(424)	(59)	(518)	(594)	(351)
Provision for loan losses	300	—	1,500	1,100	800
Balance related to acquisition	—	1,408	—	—	846

Balance at end of year	$19,483	19,607	18,258	17,276	16,770

Net charge-offs to average loans outstanding	.01%	.00	.01	.02	.01
Allowance for loan losses to total loans receivable	.44	.45	.42	.44	.52
Allowance for loan losses to total non-performing loans	76.72	100.80	109.27	110.39	119.37
Allowance for loan losses to total non-performing assets	70.18	94.01	98.60	74.90	74.85

At December 31, 2002, the Bank maintained no specific reserves on any loans. The following table sets forth the Company’s allocation of its allowance for loan losses. This allocation is based on management’s subjective estimates. The amount of reserves allocated to a particular category may not be indicative of actual future losses and amounts allocated to particular categories may change from year to year based on changes in management’s assessment of the risk characteristics of the loan portfolio. The allocation methods used during 2002, 2001 and 2000 were generally consistent. The change in amounts allocated to various loan types in 2001 was primarily due to the allocation of the Mid Town allowance for loan losses.

	At December 31,
	2002		2001		2000
	Allowance	Loan category as a % of Total Loans	Allowance	Loan category as a % of Total Loans	Allowance	Loan category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$ 9,062	79.48%	$ 9,755	82.97%	$ 9,803	88.44%
Multi-family	2,030	5.69	1,730	4.41	1,480	3.98
Commercial real estate	2,846	3.11	2,646	3.12	1,978.95
Construction	426	1.05	501.98		401.67
Land	531.93		656.99		606.93
Consumer	2,376	9.29	1,804	7.11	1,575	4.95
Commercial business	397.45		250.42		—	.08
Unallocated portion	1,815	N/A	2,265	N/A	2,415	N/A

Total	$19,483	100.00%	$19,607	100.00%	$18,258	100.00%

At December 31, 2002, the Bank’s loan portfolio consisted of 79.5% of one- to four-family real estate loans, with an additional 9.3% being equity lines of credit or home equity loans on one- to four-family real estate and other consumer loans. At December 31, 2002, 52% of the one- to four-family non-performing loans carried private mortgage insurance or government guarantees. The average loan-to-value ratio on the one- to four-family non-performing loans without supplemental mortgage insurance was 71%. Based on the Bank’s underwriting standards, overall loan-to-value ratios, concentration of lending primarily in its market area, and historically low charge-off experience, management considers the risk of loss due to these loans as minimal. The remaining 10.8% of the Bank’s portfolio, or $493.5 million, consist of multi-family mortgage, commercial real estate, construction, land, and to a lesser extent, commercial business loans. These loans generally tend to exhibit greater risk of loss than do one- to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties.

In its multi-family loan portfolio, the Bank has traditionally limited its lending to small apartment buildings (less than 36 units) which management believes have lower risk than larger properties. At December 31, 2002, in the Bank’s $260.3 million multi-family portfolio, only 16 loans are on properties greater than 36 units with an aggregate balance outstanding of $44.5 million. The average multi-family loan is $370,000. With respect to construction and land loans, although a change in economic conditions could impact the collateral value of the Bank’s loans, a large percentage of this collateral is on one- to four-family residential properties whose values tend to be more stable during times of economic difficulty. The Bank’s commercial real estate portfolio grew during 2001 due to the acquisition of Mid Town. Loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago area.

Net income of the Company could be affected if management’s estimate of the number of loans with loss, or the estimate of the amount of loss that may be incurred are materially different, which could require an additional provision for loan losses. Management believes the allowance for loan losses is adequate at December 31, 2002. However, future adjustments to the allowance may be necessary based on changes in economic conditions and the impact such changes may have on the Bank’s borrowers.

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. The Bank is required to maintain liquid assets at prudent levels based on its operations.

The Bank’s liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. The Bank invests overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions’ financial condition. The Bank generally limits overnight federal funds sold investments to $125.0 million at any one institution.

Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

The following table sets forth certain information regarding the book value of the Company’s and the Bank’s liquidity and investment securities portfolio at the dates indicated. At December 31, 2002 and 2001, the fair value of the investment securities portfolio was $308.2 million and $355.5 million, respectively.

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Interest-bearing deposits	$28,210	29,367	53,392

Federal funds sold	$100,205	112,765	139,268

Investment securities:
Available for sale:
U.S. Government and agency securities	$99,140	141,530	81,255
Asset-backed securities	62,530	81,670	80,614
Corporate debt securities	65,422	71,309	—
Bank trust preferred securities	58,230	40,899	2,704
Marketable equity securities	22,913	20,053	9,921

Total investments available for sale	308,235	355,461	174,494

Held to maturity:
U.S. Government and agency securities	—	—	9,986
Corporate debt securities	—	—	2,647

Total investments held to maturity	—	—	12,633

Total investment securities	$308,235	355,461	187,127

Stock in the FHLB of Chicago	$169,708	132,081	84,775

The table below sets forth information regarding the carrying value, weighted average yields based on amortized cost, and maturities of the Company’s investment securities. At December 31, 2002, all investment securities are classified as available for sale.

	At December 31, 2002
	One Year or Less		1 to 5 Years		5 to 10 Years		More than 10 Years
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government and agency securities	$21,535	6.06%	$71,065	5.09%	$1,622	6.40%	$4,918	2.69%
Asset-backed securities	—	—	5,547	1.65	35,087	2.40	21,896	4.29
Corporate debt securities	32,139	4.02	33,283	8.62	—	—	—	—
Bank trust preferred securities	—	—	—	—	—	—	58,230	4.12
Marketable equity securities (1)
Common stock	—	—	—	—	—	—	4,783	4.53
Preferred stock	—	—	—	—	—	—	18,130	5.28

Total	$53,674	4.84%	$109,895	5.99%	$36,709	2.80%	$107,957	4.30%

	Total Investment Securities
	Average Life in Years	Carrying Value	Fair Value	Weighted Average Yield
U.S. Government and agency securities	2.59	$99,140	$99,140	5.20%
Asset-backed securities	11.43	62,530	62,530	3.16
Corporate debt securities	1.76	65,422	65,422	6.28
Bank trust preferred securities	29.19	58,230	58,230	4.14
Marketable equity securities (1)
Common stock	—	4,783	4,783	4.53
Preferred stock	—	18,130	18,130	5.28

Total	9.76	$308,235	$308,235	4.81%

(1)	Marketable equity securities with no stated maturity are included in the “More than 10 Years” category.

The classification of investments as held to maturity, available for sale, or trading is made at the time of purchase based upon management’s intent at that time. At December 31, 2002, $308.2 million of investment securities were classified as available for sale and recorded at fair value (cost basis of $307.6 million). The trust preferred securities represent investments in several different pools of collateral debt securities consisting of primarily 30-year capital securities issued by various banks, thrifts and insurance companies. The underlying pool of issuers of the collateral debt securities are well diversified as to asset size and geography. These securities are primarily Libor-indexed floating rate securities and contain a call provision at par after five years. The individual issuers of debt have the ability to defer interest payments in certain circumstances. At December 31, 2001, $355.5 million of investment securities were classified as available for sale (cost basis of $350.6 million). Stock in the FHLB of Chicago is carried at cost. At December 31, 2002, the Bank was required to hold $75.3 million in FHLB stock as collateral for its advances and had $94.4 million in discretionary investments that the Bank may redeem at par at any time.

During the fourth quarter of 2002, the Bank recorded a $3.0 million other than temporary impairment on an $8.5 million floating rate debt security backed by aircraft and related leases to a major airline. The impairment writedown was based on a market value quote as of December 31, 2002 received from an independent broker/dealer. The security is current with respect to interest payments at December 31, 2002. The security matured on December 2, 2002 and is now in default due to the principal not being repaid and the airline filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on December 9, 2002. Pursuant to the terms of the security, a collateralized structured financing investment, the Bank expects to continue to receive interest payments from a third party liquidity provider for eighteen months from the date of default. In the bankruptcy proceedings to date, the airline has declined to affirm its contractual obligations related to the individual leases and aircraft underlying the Bank’s security, and is currently using the aircraft without paying rent. Currently, the secured creditors, including the Bank, continue to attempt to negotiate new lease terms with the airline, but in the event these negotiations are not successful, the secured creditors may have to exercise other remedies now available to them, including but not limited to the repossession, remarketing and sale of the underlying collateral.

At December 31, 2002, the Bank owned two investment grade floating rate debt securities having an aggregate amortized cost of $19.8 million and an estimated fair value of $15.5 million. One of the securities is collateralized by aircraft leased to several different airlines and the other is a collateralized bond obligation secured by various less than investment grade high yield securities. These securities are current as to principal and interest payments. The estimated market values of these securities are being negatively impacted by the current difficulties in the airline industry and high yield market, the lack of liquidity in the market for these securities and the widening of corporate bond spreads. Because these securities are classified as available for sale, and carried at fair value with unrealized losses net of related tax effect recorded in stockholders’ equity, any charge to earnings in the future if the securities would be deemed by management to be other than temporarily impaired would not be expected to have a significant impact on stockholders’ equity.

Sources of Funds

The Bank’s primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), borrowings from the FHLB of Chicago, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities and short-term investments, and funds provided from operations.

Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of passbook accounts, NOW and checking accounts, money market and certificate accounts. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. Recently, the Bank has emphasized growth in core accounts, defined as commercial and non-interest checking accounts, NOW accounts, money market accounts, and passbooks by increased advertising and marketing of checking accounts, and the addition of a more competitively priced money market product. At December 31, 2002 the ratio of core deposits to total deposits was 56.4% compared to 51.8% at December 31, 2001, primarily due to strong increases in all categories.

The following table sets forth the balances and percentages of the various types of deposits offered by the Bank at the date indicated and the change in the dollar amount of deposits between such dates:

	December 31, 2002			December 31, 2001
	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits	Increase (Decrease)
Commercial checking	$150,005	4.0%	$21,791	$128,214	3.6%	$79,742
Non-interest checking	139,119	3.7	18,053	121,066	3.4	28,595
NOW accounts	362,889	9.7	37,898	324,991	9.1	74,495
Money market accounts	458,144	12.2	89,472	368,672	10.4	139,614
Passbook accounts	1,006,590	26.8	108,517	898,073	25.3	159,467

Total core deposits	2,116,747	56.4	275,731	1,841,016	51.8	481,913
Certificate accounts, net	1,634,490	43.6	(82,491)	1,716,981	48.2	101,871

Total deposits	$3,751,237	100.0%	$193,240	$3,557,997	100.0%	$583,784

	December 31, 2000
	Amount	% of Deposits
Commercial checking	$48,472	1.6%
Non-interest checking	92,471	3.1
NOW accounts	250,496	8.4
Money market accounts	229,058	7.7
Passbook accounts	738,606	24.9

Total core deposits	1,359,103	45.7
Certificate accounts, net	1,615,110	54.3

Total deposits	$2,974,213	100.0%

Deposit Portfolio.    The following table sets forth the distribution and the weighted average nominal interest rates of the Bank’s average deposit accounts for the years indicated:

	Year Ended
	December 31, 2002			December 31, 2001
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Commercial checking accounts	$124,801	3.41%	—%	$70,359	2.25%	—%
Non-interest bearing checking	124,726	3.41	—	93,632	3.00	—
Interest bearing NOW accounts	334,882	9.15	.81	245,719	7.87	1.03
Money market accounts	462,773	12.64	1.95	279,281	8.94	3.49
Passbook accounts	936,512	25.58	1.68	775,419	24.83	2.32

Total checking, money market and passbook accounts	1,983,694	54.19	1.39	1,464,410	46.89	1.73

Certificate accounts with original maturities of:
6 months or less	357,187	9.76	2.23	506,087	16.21	4.50
7 to 12 months	248,200	6.78	3.36	238,010	7.62	5.31
Greater than 1 to 3 years	944,075	25.79	4.28	809,134	25.91	6.05
Greater than 3 years	127,410	3.48	5.31	105,097	3.37	5.69

Total certificates of deposits	1,676,872	45.81	3.79	1,658,328	53.11	5.45

Total deposits	$3,660,566	100.00%	2.48%	$3,122,738	100.00%	3.86%

	Year Ended
	December 31, 2000
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Commercial checking accounts	$55,367	1.95%	—%
Non-interest bearing checking	76,440	2.70	—
Interest bearing NOW accounts	223,358	7.88	1.22
Money market accounts	190,693	6.73	3.87
Passbook accounts	741,453	26.17	2.48

Total checking, money market and passbook accounts	1,287,311	45.43	1.92

Certificate accounts with original maturities of:
6 months or less	323,096	11.40	5.24
7 to 12 months	478,393	16.89	5.50
Greater than 1 to 3 years	623,630	22.01	5.90
Greater than 3 years	120,853	4.27	5.78

Total certificates of deposits	1,545,972	54.57	5.63

Total deposits	$2,833,283	100.00%	4.08%

The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at December 31, 2002, 2001, and 2000, and the periods to maturity of the certificate accounts outstanding at December 31, 2002:

				Period to Maturity December 31, 2002
	December 31,			Within One Year	1 to 3 Years	Over 3 Years	Total
	2002	2001	2000
	(Dollars in thousands)
Certificate accounts:
Less than 2.00%	$330,189	974	12	328,566	1,566	57	330,189
2.00% to 2.99%	543,576	338,133	2,698	470,093	73,247	236	543,576
3.00% to 3.99%	338,585	394,800	2	149,509	179,656	9,420	338,585
4.00% and greater	421,927	982,471	1,612,120	206,337	148,762	66,828	421,927

Total	$1,634,277	1,716,378	1,614,832	1,154,505	403,231	76,541	1,634,277

At December 31, 2002, the Bank had outstanding $316.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Period to Maturity	Amount
(Dollars in thousands)
Three months or less	$104,575
Over three through six months	70,924
Over six through 12 months	53,435
Over 12 months	87,338

Total	$316,272

Borrowings.    Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from FHLB of Chicago, and to a lesser extent, reverse repurchase agreements, when they are a less costly source of funds or can be reinvested at a positive rate of return.

Federal Home Loan Bank of Chicago Advances.    The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See “Regulation and Supervision—Federal Home Loan Bank System.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by secured borrowings from any other source. At December 31, 2002, the Bank’s FHLB of Chicago advances totaled $1.5 billion, or 25.4% of total assets, compared to $1.4 billion, or 25.1% of total assets at December 31, 2001. Included in FHLB of Chicago advances at December 31, 2002 are $480.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, putable at the discretion of the FHLB of Chicago as follows: $350.0 million at 5.66% in 2003, $80.0 million at 5.35% in 2004, $50.0 million at 5.56% in 2005. The average term to maturity on these advances is 5.1 years, while the average term to put is 10 months. At inception, the Bank receives a lower cost of borrowing on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances prior to their final maturity. If put, the FHLB of Chicago will provide replacement funding at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions.

Unsecured Term Bank Loan and Line of Credit.    Since 1995, the Company has maintained an unsecured bank term loan and line of credit facility for funding of a prior acquisition. During 2001, in conjunction with the acquisition of Mid Town, the Company repaid the remaining $29.4 million on its unsecured term bank loan, and borrowed $55.0 million under a new unsecured term bank loan agreement. The loan provides interest rates of one, two, three, six or twelve-month LIBOR, at the option of the borrower, plus 110 basis points, payable at the end of the repricing period. At December 31, 2002, the interest rate is currently one-month LIBOR plus 110 Basis points, or 2.53%. The remaining principal amount outstanding at December 31, 2002 was $51.0 million. The loan requires increasing annual principal payments with $11.0 million due at the final maturity of the loan on December 31, 2008. Prepayments of principal are allowed without penalty at the end of any repricing period. The Company made its scheduled $4.0 million principal payment on December 31, 2002.

In conjunction with the unsecured term bank loan, the Company also maintains a $40.0 million one-year unsecured revolving line of credit that matures annually on November 30. The loan provides for an interest rate of one, two, three, six or twelve-month LIBOR at the option of the borrower plus 100 basis points and payable at the end of the repricing period. At December 31, 2002, there is no outstanding balance on the line of credit.

The credit agreement contains covenants that, among other things, require the Company to maintain a minimum stockholders’ equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain “well capitalized” regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on additional indebtedness and agreed not to pledge any stock of the Bank or MAFD for any purpose. At December 31, 2002, the Company was in compliance with these covenants.

A summary of the Company’s borrowed funds at December 31, 2002 and 2001 is as follows:

	December 31, 2002				December 31, 2001
	Interest Rate Range			Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Fixed-rate advances from FHLB due:
Within 1 year	4.87%	–	6.78%	6.08%	$135,500	6.46%	$280,000
1 to 2 years	3.64	–	7.22	5.87	310,000	6.08	135,500
2 to 3 years	2.88	–	7.20	5.33	295,000	6.30	260,000
3 to 4 years	3.12	–	6.82	4.66	155,000	6.01	205,000
4 to 5 years	3.23	–	4.34	3.82	150,000	6.16	55,000
5 to 6 years	3.48	–	5.86	5.07	350,000	—	—
6 to 7 years	5.61	–	5.86	5.73	50,000	5.28	310,000
7 to 8 years	5.42	–	5.42	5.42	30,000	5.73	50,000
Greater than 8 years	—	–	—	—	—	5.42	30,000

Total fixed rate advances	2.88	–	7.22	5.24	1,475,500	5.98	1,325,500
Adjustable-rate advances from FHLB due:
Within 1 year	—	–	—	—	—	2.11	80,000
1 to 2 years	1.39	–	1.39	1.39	30,000	—	—

Total adjustable rate advances	1.39	–	1.39	1.39	30,000	2.11	80,000

Total advances from FHLB	1.39%	–	7.22%	5.17	1,505,500	5.76	1,405,500

Unsecured term bank loan				2.53	51,000	3.16	55,000
Unsecured line of credit				—	—	3.06	10,000

Total borrowed funds				5.08%	$1,556,500	5.64%	$1,470,500

Subsidiary Activities

MAF Developments.    The Company engages in the business of purchasing unimproved land for development into residential subdivisions of single-family lots primarily through MAFD, a wholly-owned subsidiary of the Company. The Company has been engaged in this activity since 1974, and since that time has developed and sold over 6,000 lots in 22 different subdivisions primarily in the western suburbs of Chicago. The subsidiary acts as sole principal or as a joint venture partner in their developments. The subsidiary historically has provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project, generally 50-60%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions. In addition, MAFD may from time to time invest in residential real estate projects, typically structured as limited partnership investments, managed by unaffiliated parties.

OTS regulations impose restrictions on the Bank’s participation in real estate development activities. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements.” In 1993, the Company formed a wholly-owned subsidiary, MAFD, to continue its land development activities. As a subsidiary of the Company, the activities of MAFD are not restricted by OTS regulations as they are for the Bank.

NW Financial, a wholly-owned subsidiary of the Bank, now inactive, which was acquired as part of a previous merger, developed unimproved land into residential subdivisions, as well constructed single-family homesites on the improved lots. Its final project also included commercial land for development. During 2001, NW Financial sold the final commercial parcels in this project. Currently, the Company plans to conduct its future real estate development activity solely through MAFD.

The following is a summary as of December 31, 2002, of the residential real estate projects MAFD currently has an interest in:

Description of Project	Date Land Acquired	Total Lots	Number Lots Sold	Number Sold but Not Closed	Lots Available For Sale or Sold	Investment Balance
	(Dollars in thousands)
Shenandoah	6/00	326	—	96	230	$7,794
326 residential lots
Tallgrass of Naperville	11/96–8/01	952	903	—	49	3,095
952 residential lots; 19.3 acres for townhomes; 12.8 acres for commercial
Springbank
Proposed 1,100–1,300 residential lots plus an undetermined number of acres for townhomes	12/02	N/A	—	—	N/A	4,049

						$14,938

During the years ended December 31, 2002, 2001, and 2000, NW Financial paid aggregate dividends of $-0-, $-0- and $3.8 million, respectively, to the Bank. The remaining investment in NW Financial at December 31, 2002 is a deduction for the Bank in computing its regulatory capital requirements and was $208,000 at December 31, 2002. This deduction was $2.1 million at December 31, 2001.

The following is a description of the projects currently under development:

Shenandoah.    MAFD purchased land for a planned development of approximately 326 single-family lots in Plainfield, Illinois. There is no venture partner in this property. Development began in mid 2002, and there are 96 lots under contract at December 31, 2002. Currently, the Company estimates an additional $8.7 million of disbursements will be made to complete this project. Such amounts are not recorded in the consolidated financial statements.

Tallgrass of Naperville.    MAFD with a venture partner who shares in 40% of the profits, has invested in 447 acres in three separate parcels from 1996 to 2001 for the development of 952 residential lots in Naperville, Illinois. In addition, the project originally had 19.3 acres available for multi-family units, as well as 12.8 acres of commercially-zoned land which are expected to be sold in bulk sales to developers. The multi-family parcel, with approximately seven acres remaining, is under contract at December 31, 2002 and expected to close in 2003. The first half of this parcel closed in the last quarter of 2002 and one of the commercial parcels, consisting of approximately five acres, was contracted after

December 2002. A majority of the residential lots are closed as there are only 49 lots remaining at December 31, 2002. As of December 31, 2002, the Company’s investment was $3.1 million. Currently, the Company estimates an additional $3.6 million of disbursements will be made to complete this project. Such amounts are not recorded in the consolidated financial statements.

Springbank.    MAFD has entered into various contracts to purchase approximately 780 acres of vacant land for a planned development in Plainfield, Illinois. This project is expected to have 1,100 to 1,300 single-family residential lots as well as multi-family parcels, depending on zoning approvals from the municipality. Development is expected to begin in this project in late 2003. The aggregate purchase price of these contracts is $28.4 million, of which $2.9 million was disbursed in 2002. The contracts contain various contingencies regarding soil tests, environmental testing, zoning etc., and provide for the takedown of the land in staggered closings over a four-year period. The proposed development is in its early planning stages and may entail the acquisition of additional land in the future. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission to develop this project with a joint venture partner. Assuming the Company proceeds with this project, based on the existing purchase contracts, current estimated total developments costs (including land acquisition) are approximately $68 million.

Mid America Insurance Agency.    Mid America Insurance Agency, Inc. (“Mid America Insurance”) is an indirect wholly owned subsidiary of the Bank that provides insurance brokerage services, including personal and commercial insurance products, to the Bank’s customers. For the years ended December 31, 2002, 2001 and 2000, Mid America Insurance generated pre-tax income (loss) of ($84,000), $64,000, and $113,000, respectively.

Mid America Investments.    The Bank, through Mid America Investments, is a subscriber to INVEST, a registered broker-dealer that provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently 23 investment executives are employed and operate from certain Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between INVEST and the Bank. For the years ended December 31, 2002, 2001 and 2000, pre-tax income from INVEST operations was $176,000, $220,000 and $448,000, respectively.

Mid America Re., Inc.    The Bank, through Mid America Investments, formed Mid America Re., Inc. (“Mid America Re”), as a wholly-owned mortgage reinsurance subsidiary to share in a portion of the insurance premiums earned by various private mortgage insurance companies on loans originated by the Bank, in return for assuming a second-tier layer of risk of loss on insured portions of these loans. The Bank generally requires a borrower to obtain private mortgage insurance to cover excess principal amounts if the loan principal exceeds certain loan-to-value ratios, typically 80%. At December 31, 2002, the Bank had second-tier mortgage insurance risk of $9.4 million. For the year ended December 31, 2002, pre-tax income from Mid America Re was $906,000 compared to de minimus pre-tax income for the year ended December 31, 2001 due to the initial start up of the subsidiary in late 2001. Most of the income in 2002 was not subject to income tax due to special tax rules applicable to small insurance companies. It is expected that these provisions will not apply in 2003 and net income of Mid America Re will be fully taxable.

MAF Realty Co. L.L.C.—IV.    The Bank formed MAF Realty Co. L.L.C.—IV (“Realty IV”) as a real estate investment trust in July 1999 as the result of proactive tax planning. Realty IV was capitalized through the contribution of participation interests in mortgage loans owned by the Bank. The primary assets of Realty IV as of December 31, 2002 consist of the remaining balances of these participation interests and balances attributable to loans purchased from the Bank during 2002. The common membership interests and 89% of the preferred membership interests in Realty IV are owned by MAF Realty Co. L.L.C.—III, which was formed in July 1999 as a holding company for Realty IV. The remaining 11% preferred membership interests, valued at approximately $110,000, were distributed equally in 2000 to 110 individuals who are directors, former directors, employees or former employees of the Company and its subsidiaries. All of the assets of Realty IV are included in loans and accrued interest receivable on the Company’s consolidated balance sheet, and the value attributable to the minority interest is included in other liabilities. The distribution of the dividends paid to the minority interest holders are included in the Company’s income statement. These amounts totaled $8,800 in both 2002 and 2001.

REGULATION AND SUPERVISION

General

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners’ Loan Act (the “HOLA”). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act (“FDI Act”).

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation—QTL Test.” Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (“BHC Act”), subject to the prior approval of the OTS, and activities authorized by OTS regulation. No multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the

FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved and the effect of the acquisition of the institution on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of noninsured subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

Capital Requirements.    The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio for institutions receiving the highest rating on the CAMEL financial institution rating system, and 4% leverage (core capital) ratio for all other institutions, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $208,000 investment in NW Financial at December 31, 2002, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements. The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.

At December 31, 2002 and 2001, the Bank was in compliance with the current capital requirements as follows:

	December 31, 2002		December 31, 2001
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$500,746	8.47%	$462,707	8.32%

Tangible capital	$392,995	6.78%	$350,825	6.44%
Tangible capital requirement	86,971	1.50	81,686	1.50

Excess	$306,024	5.28%	$269,139	4.94%

Core capital	$392,995	6.78%	$350,825	6.44%
Core capital requirement	173,942	3.00	163,372	3.00

Excess	$219,053	3.78%	$187,453	3.44%

Core and supplementary capital	$405,959	11.85%	$364,365	11.31%
Risk-based capital requirement	274,114	8.00	257,691	8.00

Excess	$131,845	3.85%	$106,674	3.31%

Total Bank assets	$5,909,865		$5,559,787
Adjusted total Bank assets	5,798,064		5,445,742
Total risk-weighted assets	3,538,222		3,335,188
Adjusted total risk-weighted assets	3,426,421		3,221,143

The following table reflects the Bank’s regulatory capital as of December 31, 2002 as it relates to these three capital requirements:

	Tangible	Core	Risk-Based
	(In thousands)
Stockholder’s equity of the Bank	$500,746	500,746	500,746
Goodwill and core deposit intangibles	(101,967)	(101,967)	(101,967)
Non-permissible subsidiary deduction	(208)	(208)	(208)
Non-includible purchased mortgage servicing rights	(1,296)	(1,296)	(1,296)
Regulatory capital adjustment for available for sale securities	(4,280)	(4,280)	(4,280)
Recourse on loan sales	—	—	(6,477)
General allowance for loan losses	—	—	19,441

Regulatory capital	$392,995	392,995	405,959

Prompt Corrective Regulatory Action.     Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution is considered “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized,” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.    The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution’s activities. An institution’s risk category is based upon whether the institution is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each Bank Insurance Fund (“BIF”) and SAIF member institution is assigned an annual FDIC assessment rate, with an institution in the highest category (i.e., well-capitalized and healthy) receiving the lowest rates and an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern) receiving the highest rates.The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on the earnings of the Bank.

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. As of December 31, 2002, BIF and SAIF deposits were assessed for a FICO payment of 1.70 basis points.

As a result of the Funds Act and the FDI Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997. The Bank’s assessment rate for the year ended December 31, 2002 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Community Reinvestment.    Under the Community Reinvestment Act, or the CRA, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution’s record of making loans in its assessment areas; (b) investment, which evaluates the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (c) service, which evaluates the institution’s delivery of services to residents of its communities through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. The Bank received an “outstanding” rating on its CRA performance evaluation prepared by the OTS on April 5, 1999, the most recent report the Bank has received.

Impact of the Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act, or the GLB Act, significantly reformed various aspects of the financial services business, including, but not limited to: (i) the establishment of a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies; (ii) subjecting banks to the same securities regulation as other providers of securities products; and (iii) prohibiting new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities.

The provisions in the GLB Act permitting full affiliations between bank holding companies or banks and other financial companies do not increase the Company’s authority to affiliate with securities firms, insurance companies or other financial companies. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the GLB Act. It is expected, however, that these provisions will benefit the Company’s competitors.

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

The GLB Act imposed new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The Company has developed policies and procedures to comply with the implementing regulations promulgated by the OTS and the other federal regulators with regard to customer privacy.

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

Bank Secrecy Act.    Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, a financial institution is required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Patriot Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from financial institutions.

Loans to One Borrower.    Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2002, the Bank’s limit on loans to one borrower was $60.9 million. At December 31, 2002, the Bank’s largest aggregate outstanding balance of loans to any one borrower was $24.0 million.

QTL Test.    The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, the Bank maintained 93.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.    OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital, if the institution would not be well-capitalized after the distribution. The regulations provide that an institution (i) which is not eligible for expedited treatment; or (ii) which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) which would not be at least adequately capitalized following the distribution; or (iv) which would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution, must submit an application to the OTS to receive approval of the capital distribution. Under any other circumstances, the Bank would be required to provide a written notice to the OTS 30 days prior to the capital distribution.

Assessments.    Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank were $820,000, $755,000 and $661,000 in 2002, 2001 and 2000 respectively.

Branching.    OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. Generally, a federal savings institution which meets the QTL test, may establish or acquire branches in states other than its home state. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Transactions with Related Parties.    The Bank’s authority to engage in transactions with related parties or “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

Enforcement.    Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of proceedings for receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and may amount to as much as $1 million per day in certain circumstances. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness.    The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The OTS requires that a savings association file a written safety and soundness compliance plan within 30 days of receiving a request for a compliance plan from the OTS.

Consumer Lending Laws

Our subsidiaries also are subject to many federal and state consumer protection statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Federal Fair Lending Laws.    The federal fair lending laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations. The Bank is subject to an Agreed Consent Order that it entered into on December 30, 2002, to resolve allegations by the Department of Justice that the Bank had violated the fair lending laws. See “Legal Proceedings.” The Agreed Consent Order requires the Bank to undertake a number of actions over the next five years to promote its home mortgage lending in communities with significant minority populations, including:

•	Open or acquire two branch offices in minority areas within 30 months.

•	Implement a targeted advertising campaign to increase home mortgage lending.

•	Provide $10 million in benefits to borrowers over the next five years under special lending programs to help residents of minority areas achieve home ownership (which may include subsidized interest rates, down payment and closing cost assistance, and prime rate loans to borrowers with below prime credit).

•	Contribute $500,000 over the next five years to homebuyer education and counseling programs, and conduct an assessment of the home mortgage credit needs of residents in minority areas.

The Bank is in compliance with all terms of the Order, has procured branch locations and submitted branch applications for approval of the two committed branches, and currently expects to have both of these branches fully operational before the end of 2003, well ahead of the committed timetable.

Home Mortgage Disclosure Act.    The federal Home Mortgage Disclosure Act grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the Home Mortgage Disclosure Act is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Home Mortgage Disclosure Act requires institutions to report data regarding applications for loans for the purchase or improvement of one-to-four family and multifamily dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the Home Mortgage Disclosure Act to determine whether depository institutions engage in discriminatory lending practices.

The appropriate federal banking agency, or in some cases, HUD, enforces compliance with the Home Mortgage Disclosure Act and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act.    The federal Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and place limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Truth in Lending Act.    The federal Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the act, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule.

Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act and Federal Reserve Regulation Z also provide a consumer with a right of rescission, which relieves the consumer of the obligation to pay amounts to the creditor or to a third party in connection with the offending transaction, including finance charges, application fee, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations in the Truth in Lending Act.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or  1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 2002, the Bank’s investment in FHLB of Chicago stock of $169.7 million was $94.4 million in excess of its minimum requirement. FHLB of Chicago advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2002, 2001, and 2000, stock dividends paid by the FHLB of Chicago to the Bank amounted to $8.3 million, $6.7 million and $6.1 million, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income might also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.1 million, the reserve requirement is currently $1,263,000 plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Executive Officers of the Registrant

The executive officers of the Company are listed below.

Name	Age	Position(s) Held
Allen H. Koranda	56	Chairman of the Board and Chief Executive Officer of the Company and the Bank

Kenneth Koranda	53	Vice Chairman of the Board and President of the Company; President and Director of the Bank

David C. Burba	55	Executive Vice President and Director of the Company and the Bank

Jerry A. Weberling	51	Executive Vice President, Chief Financial Officer and Director of the Company and the Bank

James Allen	44	Senior Vice President of the Company and the Bank

Gerard J. Buccino	41	Senior Vice President of the Company and the Bank

William Haider	51	Senior Vice President of the Company and the Bank; President of NW Financial and MAFD

Michael J. Janssen	43	Senior Vice President of the Company and the Bank

David W. Kohlsaat	48	Senior Vice President of the Company and the Bank

Thomas Miers	51	Senior Vice President of the Company and the Bank

Kenneth Rusdal	61	Senior Vice President of the Company and the Bank

Sharon Wheeler	50	Senior Vice President of the Company and the Bank

Christine Roberg	51	First Vice President and Controller of the Company and the Bank

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

Kenneth Koranda has been Vice Chairman of the Board of the Company since May 1999, President of the Company since August 1989, and President of the Bank since July 1984. He joined the Bank in 1972. He is also Chairman of Mid America Investments. Mr. Koranda holds a Bachelor of Arts degree from Stanford University and a Juris Doctor degree from Northwestern University. Mr. Koranda is the brother of Allen Koranda.

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

James Allen has been Senior Vice President—Commercial Business since March 2001. He was previously Senior Vice President—Corporate Banking at Old Kent Bank from 1997 to 2001. Mr. Allen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Business Administration from University of Wisconsin—Whitewater.

Gerard J. Buccino has been Senior Vice President—Risk Management of the Company and the Bank since July 2000. Prior to that he was Senior Vice President and Controller of the Company and the Bank since July 1996. He joined the Bank in 1990. He is a certified public accountant. Mr. Buccino holds a Bachelor of Science degree from Marquette University and a Master of Business Administration degree from the University of Chicago Graduate School of Business.

William Haider has been Senior Vice President of the Company and the Bank since July 1996. Prior to that he was Vice President of the Company since April 1993. He joined the Bank in 1984. He is President of MAFD and NW Financial, managing the real estate development activities of the Company. Mr. Haider holds a Bachelor of Science degree from Southern Illinois University.

Michael J. Janssen has been Senior Vice President—Investor Relations and Taxation of the Company and the Bank since July 1996. He joined the Bank in 1989. He is a certified public accountant. Mr. Janssen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Science in Taxation degree from DePaul University.

David W. Kohlsaat has been Senior Vice President—Administration since July 1996. Prior to that he was First Vice President—Administration of the Company from July 1993 to July 1996, and is responsible for retail deposit administration and human resources. He joined the Bank in 1976. Mr. Kohlsaat holds a Bachelor of Science degree from Southern Methodist University.

Thomas Miers has been Senior Vice President of the Company since April 1993 and Senior Vice President—Retail Banking of the Bank since January 1992. He joined the Bank in 1979. Mr. Miers holds a Bachelor of Science degree from George Williams College.

Kenneth Rusdal has been Senior Vice President of the Company since April 1993 and Senior Vice President—Operations and Information Systems since January 1992. He joined the Bank in 1987.

Sharon Wheeler has been Senior Vice President of the Company since April 1993 and has been Senior Vice President—Residential Lending of the Bank since July 1986. She joined the Bank in 1971.

Christine Roberg has been First Vice President and Controller of the Company and the Bank since July 2000. Prior to that time, she was Assistant Controller since July 1992. She joined the Bank in 1980. She is a certified public accountant. Ms. Roberg holds a Bachelor of Arts degree from Benedictine University and a Master of Business Administration degree from Northern Illinois University.

Employees

The Bank employs a total of 1,376 full time equivalent employees as of December 31, 2002. Management considers its relationship with its employees to be excellent.

Item 2.    Properties

The Company’s business is conducted primarily through 34 retail banking offices, including the Company’s executive office location in Clarendon Hills, Illinois. Additionally, the Bank has two loan production offices and three loan processing and servicing centers which are leased. The Bank has its own data processing equipment that consists primarily of mainframe hardware, network servers, personal computers and ATMs. At December 31, 2002, the data processing equipment has a net book value of $6.4 million.

At December 31, 2002, the Bank owns the buildings and land for 21 of its bank branch offices and owned the buildings but leased the land for three of its bank branch offices. The properties related to the bank branch offices owned by the Bank had a depreciated cost of approximately $35.2 million at December 31, 2002. The Bank leases the remaining ten bank branch offices, all of which are well maintained. At December 31, 2002, the aggregate net book value of leasehold improvements associated with leased bank branch facilities was $6.4 million. See Note 9 in “Item 8. Financial Statement and Supplementary Data.”

The Bank, as the successor to Mid Town, leases a portion of a commercial and residential building consisting of approximately 30,789 square feet on a triple net lease basis. The term of the lease is set to expire on June 30, 2024. The property is beneficially-owned by a limited partnership in which the former Chief Executive Officer of Mid Town, who is currently a director of the Bank, has a limited partnership interest. The Company incurred rental expense on this property of $348,000 in 2002.

Item 3.    Legal Proceedings

There are various actions pending against the Company or its subsidiaries in the normal course of business but in the opinion of management, these actions are unlikely, individually or in the aggregate, to have a material adverse effect on the Company’s financial statements.

United States v. Mid America Bank, fsb.    On August 15, 2002, the Company announced that the U.S. Department of Justice (“DOJ”) was reviewing its mortgage lending practices to determine compliance with the federal fair lending laws. The Bank reached an agreement with the DOJ to resolve this inquiry in December 2002. On December 30, 2002, the DOJ filed a complaint against the Bank in the U.S. District Court for the Northern District of Illinois alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act based on the level of the Bank’s lending in minority areas during the period 1996-2000; the Bank filed its answer denying all such alleged violations; and the parties filed an agreed consent order which was entered by the Court on January 8, 2003. The Bank believes there are substantial grounds to dispute the allegations, including that the DOJ analysis was based on 1990 census data, which the Bank contends does not accurately reflect the changing demographics of the Chicago area. However, the Bank decided to work with the DOJ to reach an outcome that provides meaningful new benefits for borrowers in minority areas and avoids the time and expense of prolonged litigation. In the settlement agreement, the Bank will undertake a number of actions over the next five years to promote its home mortgage lending in communities with significant minority populations. See “Regulation and Supervision—Consumer Lending Laws.”

Item 4.    Submission of Matters to a Vote of Security Holders    None.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholders Matters

The Company’s common stock trades on the Nasdaq Stock Market under the symbol “MAFB.” As of March 7, 2003, the Company had 1,841 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.

	December 31, 2002				December 31, 2001
	High	Low	Close	Dividend	High	Low	Close	Dividend
First Quarter	$35.29	28.70	35.25	.15	29.00	24.81	27.38	.10
Second Quarter	40.11	34.37	37.60	.15	31.25	25.69	30.70	.12
Third Quarter	38.04	29.60	30.90	.15	32.73	24.30	28.66	.12
Fourth Quarter	35.41	28.60	34.00	.15	30.25	26.10	29.50	.12

The Company declared $0.60 per share in dividends during the year ended December 31, 2002, and $0.46 per share in dividends for the year ended December 31, 2001. The Company’s ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various regulatory restrictions. See “Item 1. Business—Regulation and Supervision—Federal Savings Institution Regulation—Limitation on Capital Distributions.”

The following table summarizes certain information about equity compensation plans of the Company as of December 31, 2002:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,892,035	$25.65	536,357

Equity compensation plans not approved by security holders	—	—	22,354	(1)

Total	2,892,035	$25.65	558,711

(1)	Represents shares reserved for issuance under deferred compensation plans, which shares may be issued to executive officers and directors, if any, electing to defer cash compensation otherwise payable to them. The number of shares allocated to plan participants is determined based on the fair market value of shares at the time of compensation deferral.

Item 6.    Selected Financial Data

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See “Item 8. Financial Statements and Supplementary Data.”

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Selected Financial Data:
Total assets	$5,937,181	5,595,039	5,195,588	4,658,065	4,121,087
Loans receivable, net	4,530,932	4,447,575	4,328,114	3,884,569	3,319,076
Mortgage-backed securities	365,638	142,158	104,385	133,954	183,603
Interest-bearing deposits	28,210	29,367	53,392	51,306	24,564
Federal funds sold	100,205	112,765	139,268	35,013	79,140
Investment securities	477,943	487,542	271,902	281,129	260,945
Real estate held for development or sale	14,938	12,993	12,718	15,889	25,134
Deposits	3,751,237	3,557,997	2,974,213	2,699,242	2,656,872
Borrowed funds	1,556,500	1,470,500	1,728,900	1,526,363	1,034,500
Stockholders’ equity	501,458	435,873	387,729	352,921	344,996
Book value per share	21.57	18.97	16.78	14.76	13.81
Tangible book value per share (1)	17.18	14.37	13.80	12.20	11.32

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$329,490	345,736	343,103	285,092	247,263
Interest expense	171,465	214,489	217,173	168,401	150,575

Net interest income	158,025	131,247	125,930	116,691	96,688
Provision for loan losses	300	—	1,500	1,100	800

Net interest income after provision for loan losses	157,725	131,247	124,430	115,591	95,888
Non-interest income:
Gain on sale of loans receivable	16,330	8,691	1,108	2,448	3,003
Net gain (loss) on sale and write-down of investment and mortgage-backed securities	119	877	(444)	1,911	1,017
Gain on sale of loan servicing rights	—	—	4,442	—	—
Income from real estate operations	9,717	11,484	9,536	9,630	4,517
Deposit account service charges	22,239	16,535	12,715	10,200	8,626
Loan servicing fee income (expense)	(2,472)	(371)	1,686	1,761	1,400
Valuation (allowance) recovery of mortgage servicing rights	(2,300)	(904)	–	900	(1,269)
Other	12,730	10,806	8,400	7,994	8,256

Total non-interest income	56,363	47,118	37,443	34,844	25,550
Non-interest expense:
Compensation and benefits	59,098	48,221	41,197	37,845	34,494
Office occupancy and equipment	11,670	9,011	8,124	7,274	6,645
Advertising and promotion	4,844	4,355	3,569	3,149	2,281
Amortization of goodwill and core deposit intangibles	1,649	4,578	4,475	3,884	2,411
Other	22,081	17,259	15,638	15,528	13,112

Total non-interest expense	99,342	83,424	73,003	67,680	58,943

Income before income taxes and extraordinary item	114,746	94,941	88,870	82,755	62,495
Income taxes	40,775	35,466	32,311	31,210	23,793

Income before extraordinary item	73,971	59,475	56,559	51,545	38,702
Extraordinary item (2)	—	—	—	—	(456)

Net income	$73,971	59,475	56,559	51,545	38,246

Basic earnings per share	$3.19	2.62	2.43	2.13	1.70

Diluted earnings per share	$3.11	2.56	2.40	2.07	1.65

	Year Ended December 31,
	2002		2001		2000		1999		1998
	(Dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Return on average assets	1.29%		1.14		1.14		1.20		1.07
Return on average equity	15.83		14.82		15.57		14.98		13.87
Average stockholders’ equity to average assets	8.14		7.70		7.34		8.03		7.73
Stockholders’ equity to total assets	8.45		7.79		7.46		7.58		8.37
Tangible and core capital to total assets (Bank only)	6.78		6.44		6.32		6.32		6.67
Risk-based capital ratio (Bank only)	11.85		11.31		11.98		12.32		13.42
Interest rate spread during period	2.59		2.22		2.30		2.52		2.47
Net yield on average interest-earning assets	2.93		2.64		2.68		2.88		2.85
Average interest-earning assets to average interest-bearing liabilities	110.46		109.62		108.10		108.56		108.62
Non-interest expense to average assets	1.73		1.60		1.48		1.58		1.65
Non-interest expense to average assets and average loans serviced for others	1.33		1.33		1.22		1.25		1.28
Efficiency ratio	46.36		47.00		44.56		45.19		48.54
Ratio of earnings to fixed charges:
Including interest on deposits	1.42	x	1.44	x	1.41	x	1.48	x	1.41	x
Excluding interest on deposits	1.89	x	2.00	x	1.86	x	2.18	x	2.11	x
Non-performing loans to total loans	.58%		.45		.39		.40		.43
Non-performing assets to total assets	.47		.37		.36		.50		.54
Cumulative one-year gap	10.23		(3.57)		(5.18)		(11.47)		(4.23)
Number of deposit accounts	393,801		377,015		339,340		314,396		305,411
Mortgage loans serviced for others	$2,021,512		1,401,607		785,350		1,226,874		1,065,126
Loan originations and purchases	3,691,170		2,827,594		1,484,220		1,711,337		1,754,009
Retail banking offices	34		32		27		25		24
Stock Price and Dividend Information:
High	$40.11		32.73		30.00		27.50		29.25
Low	28.60		24.30		15.50		18.88		18.75
Close	34.00		29.50		28.44		20.94		26.50

Cash dividends declared per share	.60		.46		.39		.34		.257
Dividend payout ratio	19.29%		17.56		16.05		15.96		15.12

(1)	In computing tangible book value per share, the Company excludes goodwill and core deposit intangible assets from stockholders’ equity.
(2)	The extraordinary item in the year ended December 31, 1998 represent charges for the early extinguishment of debt, net of tax benefits.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Net income for the Company totaled $74.0 million, or $3.11 per diluted share in 2002, an increase of 21.6% over prior year earnings. Net income for 2001 was $59.5 million, or $2.56 per diluted share. Earnings growth in 2002 was primarily attributable to a substantial increase in net interest income resulting from the low interest rate environment experienced throughout 2002, leading to funding costs on liabilities declining at a faster pace than the reduction in yields on earning assets. Highlights for 2002 are as follows.

•	Mortgage loans originated by the Bank were a record $3.70 billion in response to an increase in refinancing activity, as long-term interest rates fell to 40-year lows in 2002.

•	The record loan production was nearly 45% fixed-rate, or $1.65 billion, which led to the Bank selling a record $1.31 billion of mortgage loans into the secondary market as part of its long-term strategy of managing its interest-rate risk by selling long-term fixed rate mortgages. Gains on loan sales were $16.3 million in 2002, compared to $8.7 million in 2001.

•	The Bank increased deposit account service charge income by 34.5% to $22.2 million in 2002. The number of checking accounts increased a net 9.5%.

•	Despite a slowing U.S. economy, the Chicago area housing market remained relatively firm during 2002, and the Company’s land development operations posted income from real estate operations of $9.7 million in 2002, primarily from the Company’s Tallgrass of Naperville residential project.

•	Due to the acquisition of Mid Town and continued growth in the Bank’s branch network, non-interest expense rose 19.1%. However, the Company maintained a 46.4% efficiency ratio for 2002.

•	The elimination of goodwill amortization resulting from the implementation of Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 147 on January 1, 2002 added $3.0 million, or $.13 per diluted share to earnings for 2002.

Assuming the economy remains sluggish and the yield curve remains relatively unchanged in 2003, management expects modest balance sheet growth, lower loan origination volume and lower loan sale volumes. Based on this outlook, the Company is currently projecting results for 2003 in the range of $3.30-$3.35 per diluted share.

Business Combinations

The Company’s business combinations during the past three years are the following:

Selling Entity	Transaction	Date Completed	Acquired Deposits	Acquired Loans	Intangibles Recorded
				(In thousands)
Mid Town Bancorp	Acquisition	November 2001	$270,318	210,020	41,384
M&I Bank, FSB	Branch purchases	April 2000	89,800	5,292	12,139

On December 17, 2002, the Company announced it had reached an agreement to acquire Fidelity Bancorp in an all-stock transaction valued at approximately $101 million on the date of announcement. The Company expects to repurchase 850,000 of the shares to be issued in the transaction, representing approximately 3.3% of its projected outstanding shares after the merger. The transaction is subject to regulatory approval and is expected to close in mid-2003 and be neutral to earnings per share for 2003 and approximately 1-2% accretive to earnings per share in 2004, in each case assuming completion of the stock repurchases. At December 31, 2002, Fidelity had assets of $730 million, deposits of $463 million and five branch offices in the Chicago area.

On February 17, 2003, the Company announced that the Bank had entered into an agreement to purchase a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involves the purchase of approximately $7 million in deposits. The transaction is subject to regulatory approval and is expected to close in March or April of 2003.

As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the market it serves, or which allow the Company to expand outside its current primary market areas of DuPage County and the City of Chicago. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and at a premium to current market value. As such, management anticipates that acquisitions made by the Company may include some book value per share dilution and possible short-term earnings per share dilution for the Company’s shareholders depending on the Company’s success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, and are more fully described in Note 1 of the consolidated financial statements found in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements require that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends, and other information available to management. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for loan losses.    In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. The allowance for loan losses is established through a provision for loan losses to provide a reserve against estimated losses in the Bank’s loans receivable portfolio. The allowance for loan losses reflects management’s estimate of the reserves needed to cover probable losses inherent in the Bank’s loan portfolio.

Valuation of mortgage servicing rights.    The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance.

These estimates are impacted by loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance, as it did for $2.3 million in 2002 and $904,000 in 2001. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

Real estate held for development.    Profits from lot sales in the Company’s real estate developments are based on cash received less the cost of sales per lot, including capitalized interest and an estimate of future costs to be incurred. This is especially true at the outset of a project, where few actual costs have been incurred in the project as a whole. The estimate of total project costs is reviewed on a quarterly basis by project management. Estimates are subject to change for various reasons, including the duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. Changes in future estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations. Additionally, management periodically evaluates the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements in evaluating the net realizable value of a development at the end of a reporting period. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. Currently, the net realizable value of each land development project the Company is engaged in exceeds the recorded cost of the project.

Net Income

Net income for the Company was $74.0 million, or $3.11 per diluted share ($3.19 per basic share) for the year ended December 31, 2002, an increase of 21.5% over the prior year’s net income of $59.5 million, or $2.56 per diluted share ($2.62 per basic share) and $56.6 million, or $2.40 per diluted share ($2.43 per basic share) for the year ended December 31, 2000. Additionally, the elimination of goodwill amortization resulting from the implementation of SFAS Nos. 142 and 147 (adopted January 1, 2002) added $3.0 million, or $.13 per diluted share to net income in 2002.

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

Generally, the Bank is able to increase net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive, due to funding costs being more directly tied to shorter-term rates, while loans are tied to intermediate to longer-term rates. Net interest income before the provision for loan losses was $158.0 million in 2002, $131.2 million in 2001, and $125.9 million in 2000. The net interest margin (net interest income divided by average interest-earning assets) for the same periods was 2.93%, 2.64%, and 2.68% respectively.

The following table is a summary of 6-month and 10-year U.S. Government yields meant to provide information about the market rates related to the Bank’s pricing of interest-earning assets and interest-bearing liabilities.

	U. S. Treasury Rates
	2002			2001			2000
	6 months	10 years	Spread	6 months	10 years	Spread	6 months	10 years	Spread
Average	1.70%	4.59%	2.89%	3.44%	5.00%	1.56%	6.16%	6.02%	-0.14%
Close	1.21%	3.82%	2.61%	1.80%	5.05%	3.25%	5.71%	5.11%	-0.60%

During 2002, U.S. Treasury curve maintained the steepness between short and long-term rates that had begun during 2001. This allowed the Bank to benefit from the impact of low short-term rates on its cost of funds more so than in 2001, as the Bank aggressively reduced rates offered on its core accounts and experienced a decline in certificate of deposit costs as high rate certificates of deposit matured and repriced to lower rates. Each of these factors was more than enough to offset the decline in asset yields due to refinance activity driven by declining long-term interest rates, as well as the decline in yield on ARM loans, which generally reprice off of short-term Treasury rates, and continued decreases in yield on equity lines of credit tied to the Prime rate.

During 2001, the U.S. Treasury yield curve went through a dramatic change from 2000 in both the general level of interest rates and the spread between short term and long-term interest rates, as shown above. Beginning in early 2001, with the slowing of the U.S. economy, the Federal Reserve Board began aggressively lowering its target federal funds rate in an effort to stimulate the economy. These cuts were exacerbated by the attacks on the U.S. in September 2001. By the end of 2001, the slope in the U.S. Treasury yield curve between the 6-month Treasury bill and 10-year Treasury Note was 325 basis points, from being inverted by 60 basis points at the beginning of 2001. The impact on the Bank’s net interest income in 2001 was a combination of a decrease in the cost of core deposits, such as passbooks, money markets, and NOW accounts, the downward repricing of maturing certificates of deposits, the downward repricing of ARM loans, as well as shift in loan origination activity towards long-term fixed rate mortgages. Loan prepayments and sales soared with the drop in mortgage rates, and slowed the growth of the bank’s loan portfolio. However, the deposit inflows, coupled with the slower loan growth, allowed the Bank to reduce its reliance on higher cost advances from the FHLB of Chicago. The overall impact of these effects was a relatively flat net interest margin for 2001, when compared to 2000.

In 2000, the Bank operated in an interest rate environment that had shrinking to negative spreads between the 6-month Treasury bill and 10-year Treasury Note, which put pressure on its cost of funds, as well as narrowed spreads on ARM loans, thereby squeezing margins. By the end of 2000, the U.S. Treasury yield curve was inverted between the 6-month Treasury bill and 10-year Treasury Note by 60 basis points.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, on a tax equivalent basis, by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 2002 includes fees which are considered adjustments to yield.

	Year Ended December 31,									At December 31, 2002
	2002			2001			2000
	Balance	Interest	Average Yield/ Cost	Balance	Interest	Average Yield/ Cost	Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$4,446,989	288,790	6.49%	$4,319,795	307,780	7.12%	$4,164,443	304,349	7.31%	$4,550,415	6.09%
Mortgage-backed securities	239,299	11,295	4.72	123,616	7,229	5.85	118,200	7,957	6.73	365,638	4.98
Investment securities (1)	502,971	24,940	4.96	377,164	22,960	6.09	274,021	19,782	7.22	477,943	4.72
Interest-bearing deposits	93,647	2,131	2.28	39,139	1,914	4.89	33,212	2,459	7.40	28,210	1.77
Federal funds sold	126,971	2,906	2.29	115,564	6,133	5.31	115,857	8,704	7.51	100,205	1.24

Total interest-earning assets	5,409,877	330,062	6.10	4,975,278	346,016	6.95	4,705,733	343,251	7.29	5,522,411	5.78
Non-interest earning assets	329,522			239,197			242,499			414,770

Total assets	$5,739,399			$5,214,475			$4,948,232			$5,937,181

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	3,415,207	90,963	2.67	2,958,748	120,664	4.09	2,701,476	115,509	4.26	3,462,114	2.14
Borrowed funds	1,482,487	80,502	5.43	1,580,106	93,825	5.94	1,651,852	101,664	6.15	1,556,500	5.08

Total interest-bearing liabilities	4,897,694	171,465	3.51	4,538,854	214,489	4.73	4,353,328	217,173	4.98	5,018,614	3.05
Non-interest bearing deposits	245,359			163,990			131,807			289,123
Other liabilities	129,164			110,333			99,886			127,986

Total liabilities	5,272,217			4,813,177			4,585,021			5,435,723
Stockholders’ equity	467,182			401,298			363,211			501,458

Liabilities and stockholders’ equity	$5,739,399			$5,214,475			$4,948,232			$5,937,181

Net interest income/interest rate spread		$158,597	2.59%		$131,527	2.22%		$126,078	2.30%		2.73%

Net earning assets/net yield on average interest-earning assets	$512,183		2.93%	$436,424		2.64%	$352,405		2.68%	$503,797

Ratio of interest-earning assets to interest-bearing liabilities		110.46%			109.62%			108.10%		110.04%

(1)	Includes average balances of $157.1 million, $106.9 million and $81.0 million stock in Federal Home Loan Bank of Chicago for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the Bank owned $169.7 million of FHLB stock. Income on a tax equivalent basis is computed assuming a tax rate of approximately 37%.

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense on a fully taxable equivalent basis during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rates multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended			Year Ended
	December 31, 2002 vs. 2001			December 31, 2001 vs. 2000
	Total Change	Change Due To		Total Change	Change Due To
		Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans receivable	$(18,990)	8,862	(27,852)	$3,431	11,183	(7,752)
Mortgage-backed securities	4,066	5,683	(1,617)	(728)	352	(1,080)
Investment securities	1,980	6,746	(4,766)	3,178	6,622	(3,444)
Interest-bearing deposits	217	1,636	(1,419)	(545)	388	(933)
Federal funds sold	(3,227)	554	(3,781)	(2,571)	(22)	(2,549)

Total interest income	(15,954)	23,481	(39,435)	2,765	18,523	(15,758)

Interest-bearing liabilities:
Deposits	(29,701)	16,553	(46,254)	5,155	10,204	(5,049)
Borrowed funds	(13,323)	(5,589)	(7,734)	(7,839)	(4,330)	(3,509)

Total interest expense	(43,024)	10,964	(53,988)	(2,684)	5,874	(8,558)

Net change	$27,070	12,517	14,553	$5,449	12,649	(7,200)

Net interest income before the provision for loan losses was $158.0 million in 2002, $131.2 million in 2001, and $125.9 million in 2000. The net interest margin (net interest income divided by average interest-earning assets) for the same periods was 2.93%, 2.64%, and 2.68% respectively.

Interest income on loans receivable decreased $19.0 million in 2002 to $288.8 million when compared to 2001. This decrease is due to a 63 basis point decline in the average yield on loans receivable offset by a $127.2 million increase in the average balance of loans receivable. Although the Bank originated record loan volume in 2002, average loans receivable declined slightly, excluding the $210 million of loans added from the Mid Town acquisition in late 2001, as the record originations were offset by sales of fixed-rate originations and high prepayments throughout the year. The decline in average yield was due to prepayments of higher yielding loans as well as downward repricing of ARM loans which are tied to the 1-year Treasury rate, and consumer loans tied to the Prime rate. During 2001, interest income on loans increased $3.4 million, to $307.8 million, as average balances increased $155.4 million, offset by a 19 basis point decrease in average yield on loans as refinance activity during the year due to falling interest rates accelerated prepayments on high yielding loans.

Interest income from mortgage-backed securities increased in 2002 to $11.3 million, from $7.2 million in 2001, and $8.0 million in 2000. The increase in mortgage-backed securities income in 2002 is due to a $115.7 million increase in average balances offset by a 113 basis point decrease in the average yield. The Bank purchased $232.0 million in mortgage-backed securities in 2002, primarily with cash from excess prepayments from the Bank’s loan portfolio. In previous years, when loan originations and lower prepayments allowed for growth in the Bank’s loan portfolio, fewer funds were allocated to the purchase of mortgage-backed securities.

Interest income from investment securities increased $1.7 million, or 7.4% in 2002 to $24.4 million, while increasing $3.0 million, or 15.5% in 2001 and $3.2 million, or 19.7% in 2000. In 2002 and 2001, the average balance of investments grew by $125.8 million and $103.1 million respectively, in response to heavy loan prepayments and sales leading to higher available levels of cash. The Bank deployed this cash into investment securities such as corporate debt securities, Bank trust preferred securities, preferred stock, and asset-backed securities, as well as an additional $30 million investment in the stock in the FHLB of Chicago. The average yield on investment securities declined 113 basis points during 2002.

Interest income from federal funds sold and interest-bearing deposits decreased $3.0 million in 2002 to $5.0 million, while decreasing $3.1 million to $8.0 million in 2001, from $11.2 million in 2000. The average balance of liquid investments were $220.6 million, $154.7 million, and $149.1 million in 2002, 2001, and 2000, respectively, with the higher average balance in 2002 being attributable to the high level of prepayments in the Bank’s loan portfolio.

Interest expense on deposits decreased by $29.7 million to $91.0 million in 2002, due to a 142 basis point decrease in average cost of deposits, offset by an increase in average balances of $456.5 million. The increase in average balances is attributable to stronger than normal deposit inflows as well as the acquisition of Mid Town Bank, which added $89.8 million in deposits in November 2001. The decline in the average cost of deposits was due to the maturity of higher coupon certificates of deposits being rolled into lower cost certificates of deposit, as well as a reduction in amounts paid on checking, money market and passbook accounts. Interest expense on deposits increased by $5.2 million to $120.7 million in 2001, due to an increase in average balances of $257.3 million offset by a decrease in the average cost of deposits of 17 basis points.

Interest expense on borrowed funds decreased $13.3 million to $80.5 million in 2002, while decreasing $7.8 million in 2001 to $93.8 million, compared to $101.7 million in 2000. Average borrowings decreased $97.6 million in 2002, while the average cost declined 51 basis points and decreased $71.7 million in 2001 while the average cost declined 21 basis points. The decrease in cost during 2002 is primarily due to maturing advances being replaced by lower costing borrowings.

The low interest rate environment is expected to have somewhat of a negative impact on the Bank’s net interest margin during 2003. Continued prepayments of higher yielding assets, floating rate assets repricing down and the origination of new loans at lower rates will continue to pressure the yield on earning assets. Although short-term rates are not expected to decline further, maturing certificates of deposit continue to reprice lower, as well as maturing advances from the FHLB of Chicago.

Provision for loan losses

A provision for loan losses is recorded as necessary to maintain a loan loss reserve management considers adequate to provide coverage for probable losses inherent in the Bank’s loan portfolio. The Company recorded a provision for loan losses of $300,000 in 2002, $-0- in 2001, and $1.5 million in 2000. Net charge-offs were $424,000, $59,000 and $518,000 in 2002, 2001 and 2000, respectively. In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. At December 31, 2002, the Bank’s allowance for loan losses was $19.5 million, or 76.7% of non-performing loans and

.44% of total loans, compared to $19.6 million, or 100.8% of non-performing loans and .45% of total loans at December 31, 2001. At December 31, 2000, the Bank’s allowance for loan losses was $18.3 million, or 109.3% of non-performing loans and .42% of total loans. The $1.3 million increase in the allowance for loan losses in 2001 was primarily due to the $1.4 million allowance acquired in the Mid Town acquisition.

Non-interest income

Non-interest income is another significant source of revenue for the Company. It consists of fees earned on deposit products and services, gains and losses from asset sale activity and income from real estate operations. Although changes in interest rates can have an impact on revenues from these sources, the impact is generally less than the impact on net interest income. Non-interest income was $56.4 million, $47.1 million, and $37.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The table below shows the composition of non-interest income for the periods indicated.

	Year Ended December 31,			Percentage Increase(Decrease)
	2002	2001	2000	2002	2001
	(In thousands)
Gain (loss) on sale and writedown of assets:
Loans receivable	$16,330	8,691	1,108	87.9%	684.4%
Mortgage-backed securities	39	(2)	(700)	20.5	99.7
Investment securities	80	879	256	(90.9)	243.4
Foreclosed real estate	179	347	258	(48.4)	34.5
Loan servicing rights	—	—	4,442	—	(100.0)
Income from real estate operations	9,717	11,484	9,536	(15.4)	21.3

Total gain on sale of assets and income from real estate operations	26,345	21,399	14,900	23.1	43.6

Deposit account service charges	22,239	16,535	12,715	34.5	30.0
Brokerage commissions	2,702	2,371	2,322	14.0	2.1
Mortgage loan related fees	3,635	2,950	1,738	69.7	69.7
Loan servicing fee income (expense)	(2,472)	(371)	1,686	56.6	N/A
Valuation allowance on mortgage servicing rights	(2,300)	(904)	—	154.4	(100.0)
Bank owned life insurance	1,440	1,440	1,320	—	9.1
Insurance commissions	593	596	594	(0.1)	0.3
Safe deposit box fees	612	476	446	28.6	6.7
Title agency fees	805	541	97	48.8	(53.4)
Real estate owned operations, net	(86)	(166)	(246)	151.8	32.5
Assumed premium income	981	83	—	N/A	N/A
Other	1,869	2,168	1,871	13.8	41.9

	$56,363	47,118	37,443	19.6%	25.8%

Gain on sale of loans and mortgage-backed securities.    The Bank recorded a net gain on the sale of loans receivable of $16.3 million in 2002, compared to $8.7 million in 2001, and $1.1 million in 2000. Loan sales were $1.31 billion, $1.02 billion and $335.7 million, in 2002, 2001, and 2000, respectively. Sales in 2002 and 2001 were driven by the high level of fixed-rate loan originations due to falling interest rates. The Company believes that during 2003, interest rates will stabilize, decreasing the percentage of long-term fixed rate loan originations, thereby reducing sales volumes and gains in 2003 compared to the amounts recorded in 2002. The $700,000 loss on mortgage-backed securities in 2000 is the result of a sale of a $9.3 million floating rate CMO. The security was sold at that time to redeploy the proceeds into higher yielding assets.

Gains and losses on loans receivable include gains and losses from the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $58.8 million in 2002 compared to $76.7 million in 2001 and $9.3 million in 2000. The decision to swap loans into mortgage-backed securities and sell versus sell whole loans to FNMA or FHLMC is based primarily on price differences at the time of sale, and sales are executed in the manner that maximizes profit to the Bank. The Bank has generally held few of these mortgage-backed securities relating to loans that it originated and swapped in its portfolio.

Gains on sale of investment securities.    The Company had net gains on the sale of investment securities of $80,000 in 2002, $879,000 in 2001, and $256,000 in 2000. Gross gains on the sale of securities in 2002 of $3.1 million were offset by a $3.0 million writedown on an $8.5 million floating-rate debt security that was in default following its maturity in December 2002. The security is collateralized by various aircraft leased to a major carrier that filed bankruptcy in the fourth quarter of 2002. The security is current with respect to interest payments at December 31, 2002. During 2001 and 2000, gains generated were primarily from the sales of equity securities and to a lesser extent, corporate debt securities.

Income from real estate operations.    Income from real estate operations was $9.7 million in 2002, $11.5 million in 2001 and $9.5 million in 2000, related to the projects shown below:

	Year Ended December 31,
	2002		2001		2000
	Lots Sold	Income (Loss)	Lots Sold	Income (Loss)	Lots Sold	Income (Loss)
	(Dollars in thousands)
Tallgrass of Naperville	120	$9,570	205	$10,712	306	$8,699
Shenandoah	—	147	—	—	—	—
Woodbridge	—	—	—	501	—	418
Hannaford Farm	—	—	—	271	—	—
Reigate Woods	—	—	—	—	10	210
Harmony Grove	—	—	—	—	—	104
Creekside of Remington	—	—	—	—	75	105

	120	$9,717	205	$11,484	391	$9,536

The 952-lot Tallgrass of Naperville project concluded its fourth straight year of solid lot sales in 2002, with 120 lot sales generating $9.6 million in income. Average profit margins on sales in this project have steadily increased since the beginning of the project due to the high demand for lots in this area leading to higher prices, while construction costs have remained stable compared to original estimates. To date, 903 lots have been sold. Tallgrass also has 12.8 acres of commercially-zoned land, as well as 19.3 acres zoned multi-family. During 2002 approximately half of the townhome parcel was sold at a profit of $2.2 million, the remaining half is under contract and expected to close in late 2003. Management currently expects continued lot sales in Tallgrass during 2003, including the expected bulk sales of the commercial acreage and the townhome parcel, as well as the first lot sales in Shenandoah. Based on the expected lot sales and closings, pre-tax income from real estate development for 2003 is expected to be in the range of $11.0-$13.0 million. The $147,000 profit recognized in the Shenandoah project represents a gain from the sale of undeveloped land to a park district next to the development.

In 2001, the Bank sold its final two commercial parcels in the Woodbridge subdivision. One parcel was sold to the Bank, with no profit recognized, that will be used for a future branch site. Profit in 2000 also represent sales of commercial properties in Woodbridge. The $271,000 profit recognized in the Hannaford Farm project represents a gain from the sale of undeveloped land after the Company decided not to develop this parcel into residential lots upon receiving unfavorable zoning. The Reigate Woods, Harmony Grove, and Creekside of Remington projects were all completed in 2000.

Deposit account service charges.    Deposit account service charges increased to $22.2 million in 2002, compared to $16.5 million in 2001, and $12.7 million in 2000. The primary source of these fees is from checking account charges for non-sufficient funds, service charges, sustained overdraft fees, debit card usage, and automated teller machine services. Increases are a function of a higher number of checking accounts, new fees charged for services, as well as increases in existing fee schedules. The number of checking accounts maintained by the Bank was 154,000, 140,700, and 116,000 at December 31, 2002, 2001, and 2000, respectively. The Company currently expects to report continued strong fee income throughout 2003, due to continued sales efforts to increase its checking base, as well as the addition of new branches.

Brokerage commissions.    Through the Bank’s affiliation with INVEST, the Bank offers investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue increased to $2.7 million in 2002 compared to $2.4 million in 2001, and $2.3 million in 2000. The increase in revenue in 2002 is due to an increase in the sale of insurance products, which have higher commission percentages. Sales of equity and mutual fund products remained static due to weak stock market performance. Flat revenues in 2001 are attributable to less than favorable equity markets and consumer desire for less risky investments, especially in the wake of the terrorist attacks on the U.S. in September 2001.

Mortgage loan related fees.    Mortgage loan related fees include late charge income on loans owned and serviced by the Bank, inspection fee income for construction loans and loan modification income for refinance transactions. Income from these sources was $3.6 million in 2002, $3.0 million in 2001, and $1.7 million in 2000. The increase in 2002 and 2001 was due to the high levels of refinance activity that the Bank was able to direct to its modification department. In lieu of a full refinance transaction, the Bank, for a fee, will modify certain contractual terms of a customer’s loan. The Bank treats the modified loan as if it was paid off, and amortizes any remaining deferred fees or expenses as interest income. With the recent stabilizing interest rate environment, management expects fee income from loan modifications to be lower in 2003 compared to the current year.

Loan servicing fee income (expense).    Loan servicing fee income (expense) was ($2.5) million in 2002, compared to expense of ($371,000) in 2001, and income of $1.7 million in 2000. Despite a 62.5% increase in the average balance of loans serviced for others during 2002, accelerated amortization of capitalized mortgage servicing rights due to higher than estimated prepayments more than offset the loan servicing fees earned in 2002 as well as in 2001. Higher rates in 2000 led to stable prepayments on serviced loans. In addition to the expense recognized, a mortgage servicing right valuation allowance was recorded in 2002 and 2001 for $2.3 million and $904,000 respectively. The average balance of loans serviced for others was $1.72 billion, $1.06 billion, and $1.05 billion for the years ended December 31, 2002, 2001, and 2000, respectively.

Income from Bank owned life insurance.    The Bank has a $25.9 million investment in bank owned life insurance (“BOLI”) to help fund the cost of certain employee benefit plan expenses. The Bank’s BOLI investment consists of the purchase of life insurance on the lives of certain employees from an insurance carrier with a Standard and Poors rating of AA+. The Bank is the sole beneficiary of the life insurance policies. Income is recorded on this investment based on increases in the cash surrender value (“CSV”) of the life insurance policies. To the benefit of the Bank, this income is free from income taxes. Death benefits paid to the Bank will be revenue in the periods received, if any. To date, no such revenue has been recorded. In 2002 and 2001, CSV income recognized on these life insurance policies totaled $1.4 million, while in 2000 it totaled $1.3 million.

Assumed premium income.    Through Mid America Re, the Bank began sharing in a portion of the insurance premiums earned by various private mortgage insurance companies on loans it originates, in return for assuming a second-tier layer of risk of loss on insured portions of these loans in late 2001. Income from premiums was $981,000 and $83,000 for the year ended December 31, 2002 and 2001 respectively. The increase was due to 2002 being the first full year of operations.

Title agency fees.    The Bank offers limited title search services, primarily on refinance transactions, as agent. Income from this service is generated on a loan by loan basis, and totaled $805,000, $541,000 and $97,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The large increase in 2002 and 2001 is directly related to the increase in refinance activity in those years due to falling interest rates.

Other non-interest income.    Other non-interest income includes various other fees charged to customers for money orders, savings bonds, travelers checks, wire transfers, as well as the preferred return on limited partnership investments in residential real estate projects.

Non-interest expense

Non-interest expense was $99.3 million in 2002, $83.4 million in 2001 and $73.0 million in 2000. The table below shows the composition of non-interest expense for the periods indicated.

				Percentage
	Year Ended December 31,			Increase (Decrease)
	2002	2001	2000	2002	2001
	(Dollars in thousands)
Compensation	$46,452	37,521	32,181	23.8%	16.6
Employee benefits	12,646	10,700	9,016	18.2	18.7

Total compensation and benefits	59,098	48,221	41,197	22.6	17.0

Occupancy expense	7,976	6,120	5,610	30.3	9.1
Furniture, fixture and equipment expense	3,694	2,891	2,514	27.8	15.0
Advertising and promotion	4,844	4,355	3,569	11.2	22.0
Data processing	3,655	3,103	3,034	17.8	2.3
Federal deposit insurance premiums	667	617	604	8.1	2.2
Amortization of goodwill	—	3,245	3,118	(100.0)	4.1
Amortization of core deposit intangibles	1,649	1,333	1,357	23.7	(1.8)
Other expenses:
Professional fees	3,030	1,518	1,583	99.6	(4.1)
Stationery, brochures and supplies	1,983	1,641	1,340	20.8	22.5
Postage	1,899	1,473	1,281	28.9	15.0
Telephone	1,632	1,304	1,273	25.2	2.4
Bad check write-offs	1,939	1,018	670	90.5	51.9
Correspondent banking services	1,050	767	608	36.9	26.2
Title fees, recording fees and credit report expense	884	579	564	52.7	2.7
OTS assessment fees	820	755	661	8.6	14.2
Security expense	631	458	458	37.8	0.0
ATM network fees	522	600	562	(13.0)	6.8
Insurance costs	497	491	492	1.2	(0.2)
Other	2,872	2,935	2,508	(2.1)	17.0

Total other expenses	17,759	13,539	12,000	31.2	12.8

	$99,342	83,424	73,003	19.1	14.3

Compensation expense.    Compensation expense was $ 46.5 million in 2002, compared to $37.5 million in 2001 and $32.2 million in 2000. Increases in 2002 are primarily attributable to a full year of operations at branches purchased from Mid Town Bank in November 2001, three other branch openings and increased loan department and secondary market department compensation due to record loan origination and sales volumes.

Employee benefits expense.    Employee benefits expense increased $1.9 million to $12.6 million in 2002 compared to $10.7 million in 2001. The increase is primarily due to $906,000 in higher medical expense, as well as higher employer taxes, and retirement plan contributions due to higher headcount. The $1.7 million increase in 2001 compared to 2000 is also primarily attributable to increased medical expense, employer taxes and retirement plan contributions.

Occupancy and equipment expense.    Occupancy and equipment expenses increased $2.7 million, or 29.5% during 2002 due to rent expense on the branches acquired from Mid Town and increased operating costs, as well as higher real estate taxes throughout the Bank’s branch network. Occupancy and equipment expenses increased $887,000 between 2001 and 2000 primarily due to increased operating costs from branch acquisitions and real estate taxes.

Advertising and promotion expense.    Advertising and promotion expenses increased $489,000 to $4.8 million in 2002, compared to $4.4 million in 2001. The primary reason for the increase is higher radio and newspaper advertising expenses related to the Bank’s efforts in promoting its brand recognition strategy as well as increased public relations costs. Advertising and promotion expense increased $786,000 between 2001 and 2000 due to higher newspaper and billboard advertising expenses.

Data processing expense.    Data processing expenses increased $552,000 to $3.7 million in 2002, compared to $3.1 million in 2001, and $3.0 million in 2000. The Bank maintains its own in-house data processing center, and costs relate primarily to depreciation of equipment and communication costs for data transmission between branch locations, as well as the Company’s networking infrastructure.

Amortization of goodwill.    Amortization of goodwill ceased in 2002 due to the elimination of goodwill amortization expense resulting from the implementation of SFAS Nos. 142 and 147 effective January 1, 2002. Amortization of goodwill in 2001 was $3.2 million, which increased $127,000 from 2000 primarily due to the Bank’s branch purchases made in 2000.

Amortization of core deposit intangible.    Amortization of core deposit intangibles was $1.6 million, $1.3 million, and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Bank generally recognizes a core deposit intangible in its Bank or branch acquisition transaction, and amortizes them on an accelerated basis over 10 years.

Other expenses.    Other expenses include costs such as professional expense, stationery and supplies, postage and telephone expenses incurred in the day-to-day operations of the Company. These costs totaled $17.8 million in 2002, compared to $13.5 million in 2001, and $12.0 million in 2000. The increase in 2002 compared to 2001 included an increase of $1.5 million in professional fees primarily due to $800,000 of costs related to the Department of Justice inquiry. Other increases in 2002, as well as 2001, are due to higher loan volume and expanded branch locations that added costs to the Bank’s operations as well as higher bad check write-offs with the increase in number of checking accounts.

Income taxes

Income tax expense was $40.8 million in 2002, (effective income tax rate of 35.5%) compared to $35.5 million in 2001 (effective income tax rate of 37.4%). The lower effective income tax rate in the current year compared to a year ago was primarily due to the decline in non-deductible goodwill amortization expense and the recognition in the current period of income tax benefits relating to the resolution of certain prior years’ income tax issues. Income tax expense was $32.3 million in 2000, equal to an effective income tax rate of 36.4%.

Review of Financial Condition

Total assets increased $342.1 million, or 6.12% to $5.94 billion at December 31, 2002, compared to $5.60 billion at December 31, 2001, primarily due to increases in mortgage-

backed securities and loans receivable, funded by an increase in core deposit balances and FHLB borrowings.

Cash, interest-bearing deposits and federal funds sold increased a combined $38.0 million to $262.7 million at December 31, 2002. Short-term liquidity remained relatively higher than normal due to high loan prepayments. The Bank reinvests funds when available in alternative investments until such a time that it can increase its loan portfolio.

At December 31, 2002, the balance of investment securities classified as available for sale decreased to $308.2 million from $355.5 million at December 31, 2001. The decrease is primarily due to sales of $67.9 million, maturities of $88.0 million, offset by purchases of $117.3 million. The Bank has been maintaining the amount of investment securities in its balance sheet as a means of reinvesting higher liquidity, as well as to help diversify interest-rate risk from mortgage-related cash flows. The purchases during the current year were primarily investment grade corporate debt securities, Bank trust preferred securities, preferred stock, as well as a limited amount of asset-backed securities. This portfolio is carried at fair value, and had a cost basis of $307.6 million at December 31, 2002.

At December 31, 2002, the Bank held $169.7 million in stock in the FHLB of Chicago, compared to $132.1 million at December 31, 2001. Over and above its required investment of stock in the FHLB of Chicago, the Bank, during 2002, made a discretionary purchase of $30.0 million of stock, seeking to enhance its overall yield of interest-earning assets, as dividend rates over the past several quarters have been well above the short-term U.S. Treasury rates. Discretionary investments in the stock of the FHLB of Chicago are able to be redeemed upon request at par value.

At December 31, 2002, mortgage-backed securities classified as available for sale increased $223.5 million to $365.6 million. The increase is primarily due to purchases of $232.0 million during the current year. In addition, $67.6 million of mortgage-backed securities included prepayment protected fixed-rate loans originated by the Bank in prior years were swapped into mortgage-backed securities available for sale at December 31, 2002. Offsetting the purchases and swaps were amortization and prepayments.

Included in total mortgage-backed securities at December 31, 2002 are $236.3 million of CMO’s with a weighted average life of 1.4 years that are primarily collateralized by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”) mortgage-backed securities, and to a lesser extent by whole loans.

Investment securities and mortgage-backed securities acquired and classified as available-for-sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold with the proceeds reinvested at the higher market rates. The decision whether to sell the available for sale securities or not, is based on a number of factors, including but not limited to projected funding needs, reinvestment alternatives and the relative cost of alternative liquidity sources. Investments and mortgage-backed securities classified as held to maturity cannot be sold except under extraordinary and very restrictive circumstances. Generally, these investments are acquired for investment after taking into account the Bank’s cash flow needs, the investment’s projected cash flows, the Bank’s overall interest rate and maturity structure of the liability base used to fund these investments and the net interest spread obtained.

Loans receivable increased 1.9%, or $83.4 million to $4.5 billion at December 31, 2002. The Bank originated $3.70 billion of mortgage loans during the current year. This volume was mostly offset by amortization and prepayments of $2.22 billion, as well as sales of $1.31 billion. The sold loans were primarily long-term fixed-rate mortgages that are sold as a means of limiting interest-rate risk and generating gains on sale of loans and servicing fee income in the future. However, the Bank did sell a small amount of ARM loan originations in 2002. Loans held for sale increased slightly to $167.8 million at December 31, 2002 compared to $161.1 million at December 31, 2001 due to the continued high level of fixed-rate loan originations.

The allowance for loan losses decreased $124,000 to $19.5 million as of December 31, 2002. Due to an increase from the prior year end in one- to four-family loans that are now more than 90 days past due, as of December 31, 2002, the Bank’s allowance for loan losses as a percentage of total non-performing loans declined to 76.7%, from 100.8% as of December 31, 2001. The ratio of the allowance for loan losses to total loans remained stable at .44% at December 31, 2002 compared to .45% at December 31, 2001. Management believes that the allowance for loan losses is adequate.

Real estate held for development or sale increased $1.9 million to $14.9 million at December 31, 2002. A summary of real estate held for development or sale is as follows:

	December 31,
	2002	2001
	(In thousands)
Shenandoah	$7,794	4,495
Tallgrass of Naperville	3,095	8,498
Springbank	4,049	—

	$14,938	12,993

The decrease in the 952-lot Tallgrass of Naperville project is primarily due to continued lot sales offset by continued expenditures in the project during the current year. The Company sold 120 lots during 2002 and has no lots under contract at December 31, 2002, with 49 lots remaining to be sold. Additionally, the Tallgrass development has land available for sale that is approved for commercial and multi-family use. The multi-family parcel, with approximately seven acres remaining, is under contract and expected to close in 2003. The first half of this parcel closed in the last quarter of 2002. In addition, one of the two commercial parcels, consisting of approximately five acres, is recently under contract and is currently expected to close in 2003. The other commercial parcel in this development that is available for sale consists of approximately eight acres. The Shenandoah development consists of 326 lots in Plainfield, Illinois. This land was acquired in 2000 and development began in late 2002. Lots are expected to begin closing in 2003. Springbank, another residential development in Plainfield, Illinois, is currently planned to include a range of 1,100-1,300 single-family residential lots as well as multi-family parcels, depending on zoning ordinances and approvals. The carrying value at December 31, 2002 represents engineering costs and an initial land purchase in the project.

Premises and equipment increased $8.7 million to $72.5 million at December 31, 2002. The increase was primarily due to purchases of $14.4 million offset by depreciation and amortization of $6.4 million. The purchases in 2002 included construction of new branch sites, data processing equipment as well as branch facility upgrades. The Bank currently has plans to build five new branch sites over the next two years.

Foreclosed real estate increased to $2.4 million at December 31, 2002, compared to $1.4 million at December 31, 2001. Foreclosed real estate at December 31, 2002 consists of seven single-family dwellings.

Goodwill decreased $2.1 million to $94.8 million at December 31, 2002 compared to $96.9 million at December 31, 2001. The decrease is due to purchase accounting adjustments related to the Mid Town acquisition. Effective January 1, 2002 the Company adopted SFAS Nos. 142 and 147, which eliminated the amortization of goodwill. Goodwill is subject to periodic impairment analysis. An evaluation was completed as of January 1, 2002, as well as of May 31, 2002. No impairment was deemed necessary as a result of the Company’s analysis. The Company evaluates goodwill for impairment at least annually.

Intangibles increased $780,000 to $20.1 million at December 31, 2002 compared to $19.4 million at December 31, 2001. The increase is due to $11.9 million in additions to mortgage servicing rights, offset by amortization of core deposit intangibles and mortgage servicing rights totaling $8.9 million, as well as an additional $2.3 million valuation allowance on mortgage servicing rights.

Deposits increased $193.2 million to $3.75 billion as of December 31, 2002, an increase of 5.4% over 2001 year end. The Bank experienced a 24.0% increase in money market accounts as a result of a well received competitively priced product, and in total increased its percentage of core deposits (passbooks, money market and NOW accounts) to total deposits to 56.4% at December 31, 2002, compared to 51.8% at December 31, 2001.

Borrowed funds increased $86.0 million, or 5.9%, to $1.6 billion at December 31, 2002. The increase in borrowings was primarily in FHLB of Chicago advances, which were used to fund increases in interest-earning assets in excess of deposit inflows during the year. As of December 31, 2002, the Bank had $1.51 billion of FHLB of Chicago advances at a weighted average rate and term to maturity of 5.17% and 3.4 years, respectively, compared to $1.41 billion at a weighted average rate and term to maturity of 5.76% and 3.4 years, respectively, as of December 31, 2001. Of the FHLB advances at December 31, 2002, $480.0 million of advances, with a weighted average term to maturity of 5.1 years, contain various put provisions, with a weighted average term to put of 10 months. The puts are most likely exercised by the FHLB in a period of rising interest rates, and at December 31, 2002 have terms making their put unlikely.

Stockholders’ equity of the Company grew to $501.5 million at December 31, 2002, compared to $435.9 million at December 31, 2001, an increase of $65.6 million. The increase in stockholders’ equity is primarily due to comprehensive income of $75.1 million, proceeds from and tax benefits related to stock option exercises of $3.0 million, offset by cash dividends declared of $13.9 million.

Management expects growth in total assets to moderately increase in 2003, if prepayments in loans receivable slow in the second half of the year as currently expected, which should allow the Bank’s loan portfolio to expand with funding from increased deposits or additional borrowings.

Liquidity and Capital Resources

The Company’s principal assets are its investments in the Bank and MAFD. To the extent that it does not generate significant earnings outside of these subsidiaries, the Company’s liquidity position is primarily dependent on dividends from the Bank and, to a lesser extent, dividends from MAFD.

The Bank’s ability to pay dividends to the Company is dependent on its ability to generate earnings, and to meet regulatory restrictions. See “Item 1. Business—Regulation and Supervision—Federal Savings Institution Regulation—Limitation on Capital Distributions” for a detail of these restrictions. The Bank has not been restricted by these limitations in funding the necessary amounts needed by the Company for its operations, and does not expect to be limited in the future. At December 31, 2002, under current OTS dividend regulations, the Bank has $35.2 million of retained earnings available for dividend declarations. The Company received $35.0 million in dividends from the Bank in 2002, compared to $52.5 million in 2001, and $20.0 million in 2000.

The primary uses of funds at the Company consist of principal and interest payments on borrowed funds, cash dividends, and stock repurchases. The Company has also funded loans to and investments in MAFD on an as needed basis. To the extent the Company has excess cash at any time, it will invest funds in investment securities, marketable equity securities or other interest-earning assets.

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

The Company has a $51.0 million unsecured term loan outstanding, a portion of which was used to fund the Mid Town Bancorp (“Mid Town”) acquisition, as well as the use of a $40.0 million unsecured line of credit available for general corporate purposes.

Cash dividends paid to common shareholders totaled $13.1 million ($.60 per share declared) in 2002, compared to $9.9 million ($.46 per share declared) in 2001. The increase is primarily due to a 25% increase in the cash dividend rate in 2002 compared to 2001. The most recent quarterly dividend of $.15 per share was paid on January 3, 2003. The payment of cash dividends is subject to the discretion of the Board of Directors and depends on a variety of factors, including operating results, financial position, and the ability of the Bank to pay dividends up to the holding company. In January 2003, the Company announced a 20% increase in the quarterly cash dividend to $.18 per share beginning with its next quarterly dividend payable in April 2003.

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

Cash flows from operating activities primarily include net income for the year, adjusted for items in net income that did not impact cash, as well as cash flow activity from mortgage banking activity. The Bank originated for sale and sold $1.31 billion of loans during 2002. The Bank had $167.8 million of loans held for sale at December 31, 2002, up from $161.1 million at December 31, 2001.

Cash used in investing activities reflects the impact of loans and investments acquired for the Bank’s interest-earning asset portfolios, as well as cash flows from asset sales, real estate held for development activity and the impact of acquisitions. Cash provided by investing activities totaled a net use of $280.4 million in 2002, compared to a net source of $9.7 million in 2001. During the current year, the Bank originated and purchased $2.36 billion of loans for investment, which were offset by $2.22 billion of loan amortization and prepayments. The higher prepayments led to available liquidity, which was used to purchase investment and mortgage-backed securities, as well as to repay certain maturing borrowings. Cash flow from the Company’s land development operations was positive, as sales of property of $30.4 million were offset by expenditures for land acquisition and development of $14.1 million.

Cash provided from financing activities for Bank operations are primarily in the form of savings deposits, FHLB of Chicago advances and to a lesser extent, reverse repurchase agreements. Cash provided from financing activities totaled a net $268.0 million in 2002, compared to $28.0 million in 2001. During the current year net deposits increased $193.6 million, and FHLB advances increased a net $100.0 million offset by dividends to shareholders totaling $13.1 million. In 2001, the acquisition of Mid Town led to a net increase in the Company’s unsecured term bank loan of $25.6 million.

Contractual Obligations and Off-Balance Sheet Commitments

The following table lists contractual obligations coming due in the periods indicated at December 31, 2002:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificate of deposits	$1,634,277	1,154,505	403,231	22,221	54,320
Core deposits	1,827,623	1,827,623	—	—	—
FHLB of Chicago advances	1,505,500	135,500	635,000	305,000	430,000
Unsecured bank term loan and line of credit	51,000	6,000	15,000	19,000	11,000
Operating leases	29,300	3,100	4,400	2,900	18,900

Total	$5,047,700	3,126,728	1,057,631	349,121	514,220

The Bank historically renews a majority of its certificates upon maturity, as it does not currently use more rate-sensitive brokered certificates for its funding, but rather retail oriented amounts. Additionally, its core deposits, which do not have a stated contractual maturity, have generally been very stable over time, and are not expected to be redeemed in large amounts during 2003. As such, the scheduled $1.15 billion of maturing certificates of deposits in 2003, as well as the balances of core deposits are not expected to put a burden on the Bank’s cash needs. The Bank has the ability to refinance any advance coming due with the FHLB of Chicago, which it will normally do in the course of business if its loan portfolio is growing. Should its loan portfolio growth be slower, due to prepayments in its loan portfolio, the Bank will have adequate liquidity to repay its maturing advances. The unsecured bank term loan and line of credit amounts are repaid through the normal course of business primarily through dividends from the Bank. Net savings outflows, if any, as well as expected loan portfolio growth in 2003 could also be met by additional advances from the FHLB of Chicago. At December 31, 2002, the Bank has approximately $835.0 million of additional borrowing capacity from the FHLB of Chicago and approximately $650.0 million of available collateral capacity under its blanket pledge agreement.

The following table lists the off-balance sheet commitments of the Company and the Bank as of December 31, 2002:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(Dollars in thousands)
Mortgage loan commitments	$751,928	751,928	—	—	—
Unused equity lines of credit balances(2)	373,556	4,970	12,204	20,051	336,331
Commercial business lines(2)	25,455	20,410	1,102	879	3,064
Letters of credit(1)	28,687	14,978	404	13,305	—
Commercial business loan commitments	14,335	14,335	—	—	—
Real estate development costs(1)	76,274	27,566	28,420	13,477	6,811

Total	$1,270,235	834,187	42,130	47,712	346,206

(1)	Letters of Credit include $9.6 million related to land development projects which amounts are also included in real estate development costs.
(2)	Balances shown are at the remaining maturity of the commitment.

Mortgage loan commitments are funded in the normal course of business through existing liquidity, sales of long-term fixed-rate loans, and prepayments of existing loans. These sources of funds change when ARM originations are higher, at which time the Bank will rely more on funding from the FHLB of Chicago. At December 31, 2002, the Bank has approximately $262.7 million of cash and liquidity, $317.3 million of commitments to sell loans, as well as additional borrowing capacity from the FHLB of Chicago. These sources are also available for the funding of unused equity line of credits. However, the Bank does not expect all of these lines to be used based on historical levels of total lines used by its customers. Real estate development costs represent estimated future disbursements related to current and future planned projects which, in most cases, are not contractual obligations at the present time. Real estate development costs are funded primarily by sales of previously developed lots, and to a lesser extent, borrowings from the Company. It is currently anticipated that cash flow from developed lots in inventory will cover the costs of land development in 2003. However, should lot sales of existing inventory slow, MAFD would ultimately rely on borrowings from the Company, who’s funding capacity is limited to its unsecured bank line of credit, or additional dividends from the Bank. In addition, MAFD would also be able to stop incurring development costs related to future units.

Impact of Inflation and Changing Prices

The consolidated financial statements and related consolidated information are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

New Accounting Standards

Amortization of Goodwill Under SFAS Nos, 141, 142 and 147

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” that eliminated the pooling of interests method of accounting for business combinations, with limited exceptions, for combinations initiated prior to July 1, 2001. In addition, it clarifies the criteria for recognition of intangible assets separately from goodwill. This Statement is effective for business combinations completed after June 30, 2001. The Company followed this pronouncement in accounting for its acquisition of Mid Town Bancorp (“Mid Town”) in November 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinued the amortization of goodwill and indefinite lived intangible assets and initiated an annual review for impairment, unless more periodic reviews are warranted. Intangible assets with determinable useful lives will continue to be amortized. An evaluation was completed as of January 1, 2002, as well as of May 31, 2002. No impairment was deemed necessary as a result of the Company’s analysis. The Company evaluates goodwill for impairment at least annually.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this

Statement, including branch acquisitions. In addition, this Statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This Statement is effective on October 1, 2002. The Company adopted SFAS No. 147 on October 1, 2002 and earnings for each of the first three quarters were restated by approximately $163,000 pre-tax each to eliminate goodwill amortization on branch acquisitions.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. Adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), an interpretation of FASB Statement Nos. 5, 57 and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material effect on its consolidated financial statements.

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

The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-

bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive gap would likely result in an improvement in net interest income. Management’s goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management’s expectation of future interest rate trends. The Bank’s asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank’s cost of funds, for its own portfolio. Historically, the Bank has generally sold its conforming fixed-rate loan originations in the secondary market in order to maintain its interest rate sensitivity levels.

The Bank, except as noted below, has not used derivative financial instruments such as swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy discussed above, management does hedge the Bank’s exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with FNMA, FHLMC and MPF with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to lock in the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In addition, the Bank uses U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

The tables on the next pages set forth the scheduled repricing or maturity of the Bank’s assets and liabilities at December 31, 2002 and 2001. The tables use management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are annual rates of 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. At December 31, 2002, and 2001, the Bank had $91.7 million and $75.2 million, respectively, of investment securities that contain call provisions at the option of the issuer. These investments are shown in the category relating to their final maturities. At December 31, 2002, and 2001, the Bank has $480.5 million and $560.0 million, respectively of FHLB advances that contain put provisions at the option of the FHLB. In 2002, all FHLB advances are shown in the category relating to their final maturities, while in 2001, $25 million of the total putable FHLB advances were shown in the six months or less category with the remaining $535.0 million shown in the category relating to their final maturities.

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

Although management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank’s operations, further decreases in interest rates in the short run may adversely affect the Bank’s operations because the Bank’s interest-earning assets which mature or reprice within one year are currently greater than the Bank’s interest-bearing liabilities which mature or reprice within the same period. Conversely, increases in interest rates could benefit the Bank’s operation primarily due to a slowing of prepayments on high yielding loans receivable and mortgage-backed securities.

	December 31, 2002
	< 1/2 Yr.	1/2 - 1 Yr.	1 - 3 Yrs.	3 - 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,241,631	641,954	1,266,564	732,049	668,217	4,550,415
Mortgage-backed securities	69,531	38,727	89,231	64,145	104,004	365,638
Investment securities (1)	349,578	22,571	71,420	17,482	16,892	477,943
Interest-bearing deposits	100,205	—	—	—	—	100,205
Federal funds sold	28,210	—	—	—	—	28,210

Total interest-earning assets	1,789,155	703,252	1,427,215	813,676	789,113	5,522,411
Impact of hedging activities (2)	167,780	—	—	—	(167,780)	—

Total net interest-earning assets, adjusted for impact of hedging activities	1,956,935	703,252	1,427,215	813,676	621,333	5,522,411
Interest-bearing liabilities:
NOW and checking accounts	30,846	28,223	103,299	64,167	136,355	362,890
Money market accounts	458,144	—	—	—	—	458,144
Passbook accounts	85,560	78,288	286,532	177,987	378,223	1,006,590
Certificate accounts	869,202	286,017	403,058	67,922	8,291	1,634,490
FHLB advances	115,500	50,000	605,000	305,000	430,000	1,505,500
Other borrowings	51,000	—	—	—	—	51,000

Total interest-bearing liabilities	1,610,252	442,528	1,397,889	615,076	952,869	5,018,614

Interest sensitivity gap	$346,683	260,724	29,326	198,600	(331,536)	503,797

Cumulative gap	$346,683	607,407	636,733	835,333	503,797

Cumulative gap as a percentage of total assets	5.84%	10.23	10.72	14.07	8.49
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	121.53%	129.59	118.45	120.55	110.04

(1)	Includes $169.7 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

	December 31, 2001
	< 1/2 Yr.	1/2 - 1 Yr.	1 - 3 Yrs.	3 - 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$962,529	542,993	1,029,949	762,986	1,168,725	4,467,182
Mortgage-backed securities	66,316	12,363	19,019	13,313	31,147	142,158
Investment securities (1)	280,748	13,786	92,180	47,280	53,548	487,542
Interest-bearing deposits	29,367	—	—	—	—	29,367
Federal funds sold	112,765	—	—	—	—	112,765

Total interest-earning assets	1,451,725	569,142	1,141,148	823,579	1,253,420	5,239,014
Impact of hedging activities (2)	161,105	—	—	—	(161,105)	—

Total net interest-earning assets, adjusted for impact of hedging activities	1,612,830	569,142	1,141,148	823,579	1,092,315	5,239,014
Interest-bearing liabilities:
NOW and checking accounts	27,665	25,313	92,647	57,550	121,816	324,991
Money market accounts	368,672	—	—	—	—	368,672
Passbook accounts	77,542	69,745	255,267	158,566	336,953	898,073
Certificate accounts	856,613	506,342	310,745	37,377	5,904	1,716,981
FHLB advances	220,000	165,000	395,500	260,000	365,000	1,405,500
Other borrowings	65,000	—	—	—	—	65,000

Total interest-bearing liabilities	1,615,492	766,400	1,054,159	513,493	829,673	4,779,217

Interest sensitivity gap	$(2,662)	(197,258)	86,989	310,086	262,642	459,797

Cumulative gap	$(2,662)	(199,920)	(112,931)	197,155	459,797

Cumulative gap as a percentage of total assets	(.05)%	(3.57)	(2.02)	3.52	8.22
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	99.84%	91.61	96.71	104.99	109.62

(1)	Includes $132.1 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

The Company’s cumulative one-year gap experienced a dramatic change during 2002 due to market conditions, as well as due to certain funding decisions. Prolonged low interest rates have increased assumed prepayment speeds on most of the Bank’s whole loan portfolio, causing cash flows to shorten dramatically on both long-term fixed-rate loans as well as 3/1 and 5/1 hybrid arms. To a lesser extent, this has also been true in its mortgage-backed securities portfolio. In addition, the Bank has been successful in growing its floating rate equity line of credit portfolio by $128.1 million since December 31, 2001. On the funding side, during mid-2002, the Company began to offer slightly longer certificates of deposit terms (greater than one year) and had borrowed some longer-term fixed-rate FHLB of Chicago advances. Coupled with nearly all of the Bank’s $480.0 million putable advances now pricing to maturity, due to the decline in interest rates, the Bank’s funding duration lengthened during 2002. In combination with shortened asset durations, the Company’s one-year gap was 10.23% at December 31, 2002 compared to (3.57)% at December 31, 2001. The analysis shows that due to the asset sensitive position at December 31, 2002, a further decrease in interest rates would cause the net interest margin to decline. However, should rates hold, or rise up to 200 basis points over the next twelve months, the net interest margin would hold steady or rise slightly.

Net Portfolio Value Analysis.    Under OTS Thrift Bulletin 13a, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value (“NPV”) and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. At December 31, 2002, the Bank was within the Board approval limits.

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of reviewing its overall interest-rate risk. For its analysis at December 31, 2002 and 2001, the down 200 basis point analysis was excluded given the current low interest rate environment. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items, including a core deposit intangible on the Bank’s core deposit balances. The table below shows the change in NPV applying various rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2002 and 2001.

	Estimated NPV		Estimated Increase (Decrease) in NPV		Percentage Increase (Decrease) in NPV
Change in Interest rate	2002	2001	2002	2001	2002	2001
			(Dollars in thousands)
200 basis point rise	$527,334	437,985	(31,119)	(143,093)	(6)%	(25)%
100 basis point rise	559,241	526,771	788	(54,307)	—	(9)
Base scenario	558,453	581,078	—	—	—	—
100 basis point decline	539,058	627,074	(19,395)	45,996	(3)	8

The Bank’s base scenario net portfolio value (“NPV”) at December 31, 2002 declined $22.6 million from December 31, 2001 to $558.5 million. Although the stated Bank’s stockholders’ equity increased $64.9 million in 2002, the primary reason for the decline in the computed base scenario NPV is the lower value assigned to the Bank’s core deposits, which tends to decrease as short-term interest rates decline. The sensitivity to increases in interest rates has dramatically decreased in 2002, as the percentage of NPV decrease in an up 200 basis point scenario was reduced to (6)% at December 31, 2002 from (25)% at December 31, 2001. However, in a down 100 basis point scenario, the Bank would experience a decrement in NPV compared to an improvement in NPV in 2001. The reasons for the increased sensitivity to a decline in rates, and a reduction in the sensitivity to an increase in rates is due to the dramatic shift in the Bank’s one-year gap position at December 31, 2002. As the Bank has become asset sensitive, a decline in rates will lead to a decay in NPV due to the fact that the Bank’s fixed-rate liabilities will decline in value at a faster pace than an increase in its interest-sensitive assets, primarily loans receivable, as additional increases in prepayments will offset a majority of the increase in value from lower interest rates.

Item 8.    Financial Statements and Supplementary Data

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2002	2001
	(Dollars in thousands)
Assets
Cash and due from banks	$134,265	82,540
Interest-bearing deposits	28,210	29,367
Federal funds sold	100,205	112,765

Total cash and cash equivalents	262,680	224,672

Investment securities available for sale, at fair value	308,235	355,461
Stock in Federal Home Loan Bank of Chicago, at cost	169,708	132,081
Mortgage-backed securities available for sale, at fair value	365,638	142,158
Loans receivable held for sale	167,780	161,105
Loans receivable, net of allowance for loan losses of $19,483 and $19,607	4,363,152	4,286,470
Accrued interest receivable	27,513	28,761
Foreclosed real estate	2,366	1,405
Real estate held for development or sale	14,938	12,993
Premises and equipment, net	72,492	63,815
Other assets	67,753	69,917
Goodwill	94,796	96,851
Intangibles	20,130	19,350

	$5,937,181	5,595,039

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$3,751,237	3,557,997
Borrowed funds	1,556,500	1,470,500
Advances by borrowers for taxes and insurance	37,700	38,484
Accrued expenses and other liabilities	90,286	92,185

Total liabilities	5,435,723	5,159,166

Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 25,420,650 shares issued; 23,252,815 and 22,982,634 shares outstanding	254	254
Additional paid-in capital	204,710	201,468
Retained earnings, substantially restricted	342,790	286,535
Stock in Gain Deferral Plan; 236,401 and 232,429 shares	851	718
Accumulated other comprehensive income, net of tax	4,819	3,672
Treasury stock, at cost; 2,404,236 and 2,670,445 shares	(51,966)	(56,774)

Total stockholders’ equity	501,458	435,873

	$5,937,181	5,595,039

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Interest income:
Loans receivable	$288,790	307,780	304,349
Mortgage-backed securities available for sale	11,295	7,229	2,217
Mortgage-backed securities held to maturity	—	—	5,740
Investment securities available for sale	24,368	22,680	12,435
Investment securities held to maturity	—	—	7,199
Interest-bearing deposits and federal funds sold	5,037	8,047	11,163

Total interest income	329,490	345,736	343,103
Interest expense:
Deposits	90,963	120,664	115,509
Borrowed funds	80,502	93,825	101,664

Total interest expense	171,465	214,489	217,173

Net interest income	158,025	131,247	125,930
Provision for loan losses	300	—	1,500

Net interest income after provision for loan losses	157,725	131,247	124,430
Non-interest income:
Gain (loss) on sale and writedown of:
Loans receivable held for sale	16,330	8,691	1,108
Mortgage-backed securities	39	(2)	(700)
Investment securities	80	879	256
Foreclosed real estate	179	347	258
Loan servicing rights	—	—	4,442
Income from real estate operations	9,717	11,484	9,536
Deposit account service charges	22,239	16,535	12,715
Loan servicing fee income (expense)	(2,472)	(371)	1,686
Valuation allowance on mortgage servicing rights	(2,300)	(904)	—
Brokerage commissions	2,702	2,371	2,322
Other	9,849	8,088	5,820

Total non-interest income	56,363	47,118	37,443
Non-interest expense:
Compensation and benefits	59,098	48,221	41,197
Office occupancy and equipment	11,670	9,011	8,124
Advertising and promotion	4,844	4,355	3,569
Data processing	3,655	3,103	3,034
Federal deposit insurance premiums	667	617	604
Amortization of goodwill	—	3,245	3,118
Amortization of core deposit intangibles	1,649	1,333	1,357
Other	17,759	13,539	12,000

Total non-interest expense	99,342	83,424	73,003

Income before income taxes	114,746	94,941	88,870
Income taxes	40,775	35,466	32,311

Net income	$73,971	59,475	56,559

Basic earnings per share	$3.19	2.62	2.43

Diluted earnings per share	$3.11	2.56	2.40

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock	Additional paid-in capital	Retained earnings	Gain Deferral Plan	Accumulated other compre- hensive income(loss)	Treasury stock	Total
	(Dollars in thousands)
Balance at December 31, 1999	$254	194,874	198,136	531	(3,675)	(37,199)	352,921

Comprehensive income:
Net income	—	—	56,559	—	—	—	56,559
Other comprehensive income, net of tax:
Unrealized holding gain during the year	—	—	—	—	4,827	—	4,827
Less: reclassification adjustment of loss included in net income	—	—	—	—	283	—	283

Total comprehensive income	—	—	56,559	—	5,110	—	61,669

Exercise of 425,279 stock options, and reissuance of treasury stock	—	—	(7,866)	—	—	5,864	(2,002)
Tax benefits from stock-related compensation	—	2,425	—	—	—	—	2,425
Impact of exercise of acquisition carry-over options	—	769	—	—	—	—	769
Purchase of 1,070,300 shares of treasury stock	—	—	—	—	—	(19,071)	(19,071)
Cash dividends declared, $0.39 per share	—	—	(9,072)	—	—	—	(9,072)
Dividends paid to Gain Deferral Plan	—	—	4	86	—	—	90

Balance at December 31, 2000	254	198,068	237,761	617	1,435	(50,406)	387,729
Comprehensive income:
Net income	—	—	59,475	—	—	—	59,475
Other comprehensive income, net of tax:
Unrealized holding gain during the year	—	—	—	—	2,786	—	2,786
Less: reclassification adjustment of gains included in net income	—	—	—	—	(549)	—	(549)

Total comprehensive income	—	—	59,475	—	2,237	—	61,712

Issuance of 494,867 shares for acquisition of Mid Town Bancorp, Inc.	—	3,257	—	—	—	10,543	13,800
Exercise of 54,242 stock options, and reissuance of treasury stock	—	—	(251)	—	—	1,043	792
Tax benefits from stock-related compensation	—	143	—	—	—	—	143
Purchase of 645,100 shares of treasury stock	—	—	—	—	—	(17,954)	(17,954)
Cash dividends declared, $0.46 per share	—	—	(10,455)	—	—	—	(10,455)
Dividends paid to Gain Deferral Plan	—	—	5	101	—	—	106

Balance at December 31, 2001	254	201,468	286,535	718	3,672	(56,774)	435,873

Comprehensive income:
Net income	—	—	73,971	—	—	—	73,971
Other comprehensive income, net of tax:
Unrealized holding gain during the year	—	—	—	—	1,224	—	1,224
Less: reclassification adjustment of gains included in net income	—	—	—	—	(77)	—	(77)

Total comprehensive income	—	—	73,971	—	1,147	—	75,118

Exercise of 331,611 stock options and reissuance of treasury stock	—	—	(3,785)	—	—	4,976	1,191
Tax benefits from stock-related compensation	—	1,829	—	—	—	—	1,829
Impact of exercise of acquisition carry-over options	—	1,413	—	—	—	—	1,413
Purchase of treasury stock	—	—	—	—	—	(168)	(168)
Cash dividends declared, $0.60 per share	—	—	(13,939)	—	—	—	(13,939)
Dividends paid to Gain Deferral Plan	—	—	8	133	—	—	141

Balance at December 31, 2002	$254	204,710	342,790	851	4,819	(51,966)	501,458

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Operating activities:
Net income	$73,971	59,475	56,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and deferred loan fees	5,013	3,713	217
Provision for loan losses	300	—	1,500
FHLB of Chicago stock dividends	(7,627)	(6,597)	(4,359)
Net gain on sale of loans receivable	(16,330)	(8,691)	(1,108)
Net gain on sale of investment and mortgage-backed securities	(3,105)	(877)	444
Other than temporary impairment write-down on investment securities	2,986	—	—
Net gain on real estate held for development or sale	(9,717)	(11,484)	(9,536)
Gain on sale of loan servicing rights	—	—	(4,442)
Amortization and impairment of mortgage servicing rights	9,514	4,348	1,031
Depreciation and amortization	6,523	5,021	4,467
Amortization of goodwill and core deposit intangibles	1,649	4,578	4,475
Deferred income tax expense	8,900	12,050	662
Increase (decrease) in accrued interest receivable	1,248	(873)	(4,148)
Net increase in other assets and liabilities, net of effects from acquisitions	(24,193)	(25,955)	(4,100)
Loans purchased for sale	—	—	(10,442)
Loans originated for sale	(1,313,296)	(1,140,195)	(353,696)
Sale of loans originated and purchased for sale	1,314,617	1,021,927	334,817

Net cash provided by (used in) operating activities	50,453	(83,560)	12,341

Investing activities:
Loans originated for investment	(2,361,305)	(1,672,688)	(1,055,442)
Principal repayments on loans receivable	2,218,226	1,884,663	704,420
Principal repayments on mortgage-backed securities	69,355	29,539	25,010
Proceeds from maturities of investment securities available for sale	88,025	158,241	47,526
Proceeds from sale of:
Investment securities available for sale	67,891	6,515	2,201
Mortgage backed securities available for sale	14,822	—	9,300
Real estate held for development or sale	30,420	37,316	43,813
Purchases of:
Loans receivable held for investment	—	—	(63,117)
Investment securities available for sale	(117,261)	(274,902)	(22,000)
Investment securities held to maturity	—	—	(631)
Mortgage-backed securities available for sale	(232,049)	(62,127)	—
Mortgage-backed securities held to maturity	—	—	(4,808)
Stock in Federal Home Loan Bank of Chicago	(30,000)	(30,000)	(5,391)
Real estate held for development or sale	(14,118)	(16,490)	(23,567)
Premises and equipment	(14,429)	(10,340)	(8,382)
Proceeds (payment) for acquisitions, net of cash acquired	—	(40,037)	80,903

Net cash provided by (used in) investing activities	(280,423)	9,690	(270,165)

Financing Activities:
Proceeds from:
FHLB of Chicago advances	460,000	145,000	475,000
Unsecured bank term loan	—	55,000	—
Unsecured line of credit	—	16,000	15,000
Repayments of:
FHLB of Chicago advances	(360,000)	(435,000)	(260,000)
Unsecured bank term loan	(4,000)	(29,400)	(500)
Unsecured line of credit	(10,000)	(10,000)	(11,000)
Net decrease in reverse repurchase agreements	—	—	(9,963)
Net increase in deposits	193,630	313,139	185,852
Increase in advances by borrowers for taxes and insurance	(784)	(348)	3,587
Proceeds from exercise of stock options	2,366	832	221
Purchase of treasury stock	(168)	(17,301)	(19,071)
Cash dividends paid	(13,066)	(9,900)	(8,822)

Net cash provided by financing activities	267,978	28,022	370,304

Increase (decrease) in cash and cash equivalents	38,008	(45,848)	112,480
Cash and cash equivalents at beginning of year	224,672	270,520	158,040

Cash and cash equivalents at end of year	$262,680	224,672	270,520

(Continued)

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$171,432	215,492	214,755
Income taxes	30,774	22,008	30,861
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	3,998	2,697	3,520
Loans receivable swapped into mortgage-backed securities	126,433	76,670	9,290
Investment securities transferred to available for sale	—	12,633	—
Mortgage-backed securities transferred to available for sale	—	80,301	—
Treasury stock received for withholding tax liability related to stock option exercises (30,033, 1,267 and 109,552 shares)	1,175	40	2,223
Treasury stock received for stock option exercises (26,269, 1,339 and 48,775 shares)	959	36	989

Acquisitions
Assets acquired	—	307,469	—
Common stock issued for acquisition	—	13,800	—
Cash paid for purchase of stock	—	(58,161)	—
Cash acquired	—	18,124	—

Net cash used for acquisitions	$—	(40,037)	—

See accompanying Notes to Consolidated Financial Statements

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”) and its four wholly-owned subsidiaries, Mid America Bank, fsb (“Bank”), MAF Developments, Inc., Equitable Finance Corporation (“EFC”), Mid Town Development Corporation (“MTDC”), as well as the Bank’s wholly-owned subsidiaries, Mid America Investment Services, Inc. (“Mid America Investments”), Mid America Re, Inc., Mid America Insurance Agency, Inc., Mid America Mortgage Securities, Inc., NW Financial, Inc. (“NW Financial”), Centre Point Title Services, Inc., MAF Realty Co., LLC III, and MAF Realty Co., LLC IV. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates most susceptible to change are in the determination of the Bank’s allowance for loan losses, the valuation of mortgage servicing rights, and the accounting for real estate development. Actual results could differ from those estimates.

Statement of Cash Flows.    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

Restrictions on Cash.    Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. At December 31, 2002 and 2001, the Bank’s reserve requirements were met with funds on deposit in a pass-through account at the Federal Home Loan Bank of Chicago as well as vault cash.

Investment and Mortgage-Backed Securities.    All investment and mortgage-backed securities are classified as available for sale. These investments are carried at fair value, with unrealized gains and losses reflected in stockholders’ equity, net of tax. Securities that have losses deemed other than temporary are recognized as losses in the statement of operations and a new cost basis is established.

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

The Bank arranges for “swap” transactions with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) which involve the exchange of whole mortgage loans originated by the Bank for mortgage-backed securities.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Loans receivable held for sale.    The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans that it originates. The Bank sells various loans with recourse to the Federal Home Loan Bank Mortgage Partnership Program (“MPF”) in which it retains a very limited level of credit risk. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate.

The Bank enters into forward commitments to sell mortgage loans primarily with FNMA to deliver mortgage loans originated by the Bank at a specific time and specific price in the future. Loans subject to forward sales are classified as held for sale. Unrealized losses, if any, on forward commitments are included in gain (loss) on sale of mortgage loans in the period the loans are committed.

Loans Receivable.    Loans receivable are stated at unpaid principal balances less unearned discounts, deferred loan origination fees and expenses, loans in process and the allowance for loan losses.

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

The accrual of interest income for all loans is discontinued when there is clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. A loan (whether considered impaired or not) is classified as non-accrual when the borrower becomes 91 days past due. When a loan is placed on non-accrual status, or is in the process of bankruptcy or foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, if the entire principal balance is considered collectible, or at a time when the loan is brought current in accordance with its original terms.

The Bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $1.0 million) and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the volume and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one- to four-family residential loans, consumer loans, multi-family residential loans, and land loans. Impairment for loans considered individually significant, as well as commercial real estate and commercial business loans, are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value. There were no impaired loans as of December 31, 2002 or 2001.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Allowance for Loan Losses.    The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Larger loans, typically secured by commercial real estate that exhibit probable or observed credit weaknesses are subject to individual review. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable losses in the loan portfolio.

Foreclosed Real Estate.    Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of carrying value or fair value less the cost to dispose at the date of foreclosure, establishing a new cost basis. Management periodically performs valuations and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose. At December 31, 2002 and 2001 all foreclosed real estate properties are one- to-four family residences.

Real Estate Held for Development or Sale.    Real estate properties held for development or sale, are carried at the lower of cost, including capitalized holding costs, or net realizable value. Gains and losses on individual lot sales in a particular development are based on cash received less the estimated cost of sales per lot. Cost of sales per lot is calculated as the current investment in the particular development plus anticipated costs to complete the development, which includes capitalized interest, divided by the total number of lots to be sold. Periodic reviews are made as to a development’s estimated cost to complete. Changes in estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations.

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

Goodwill and Intangibles.    Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations or branch acquisitions. Core deposit intangibles represent the value assigned to the core deposit base acquired. Each is recognized as a result of the purchase method of accounting for business combinations. Core deposit intangibles have finite lives and are amortized on an accelerated basis to expense over a period not to exceed 10 years.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 147 “Acquisitions of Certain Financial Institutions” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. The Company was required to complete the transitional goodwill impairment test within six months of adoption of SFAS No. 142 and to record the impairment, if any by the end of the fiscal year. An evaluation was completed as of January 1, 2002, as well as of May 31, 2002. No impairment was deemed necessary as a result of the Company’s analysis.

SFAS No. 147 amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” to remove the acquisition of financial institutions from the scope of that statement and provides guidance on the accounting for the impairment or disposal of acquired long term customer relationship intangible assets. SFAS No. 147 requires acquisitions of financial institutions that meet the definition of a business combination to be accounted for in accordance with SFAS Nos. 141 and 142. The provisions were effective on October 1, 2002. Adoption of Statement No. 147 required restatement of earnings for each quarter since adoption of SFAS No. 142. The Company adopted SFAS No. 147 on October 1, 2002 and earnings for each of the first three quarters were restated by approximately $163,000 pre-tax to eliminate goodwill amortization on branch acquisitions.

Mortgage Servicing Rights.    Mortgage servicing rights are initially capitalized upon acquisition, and are subsequently amortized over the estimated life of the loan servicing income stream, using the level-yield method. The balance of mortgage servicing rights is included in the consolidated statements of financial condition in intangible assets. The Bank conducts periodic impairment analysis by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, and the cost to service such loans. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The Bank stratifies loans by interest rate, maturity, and whether the loans are fixed or adjustable rate. A valuation allowance is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its fair value.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Taxes.    The Company and its direct subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to “temporary differences” and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance shall be established against such asset.

Derivative Financial Instruments.    The Company utilizes forward commitments to sell mortgage loans and interest rate futures contracts, primarily U.S. Treasury bond futures, as part of its mortgage loan origination hedging strategy. The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. Loan commitments and forward sales are valued as derivative instruments with adjustments included in earnings as a component of gain on sale of loans at each period end. Gains and losses on open and closed futures positions are deferred and recognized as an adjustment to gain (loss) on the sale of loans receivable when the underlying loan being hedged is sold into the secondary market. All derivatives are recognized on the consolidated balance sheet at their fair value.

Comprehensive Income.    Comprehensive income includes net income plus other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income. The Company reports comprehensive income in its consolidated statement of changes in stockholders’ equity.

Segments.    The Company uses the management approach for determining segment reporting. Based on the management approach, the Company operates two separate lines of business, retail banking and land development operations.

Stock Option Plans.    The Company has various stock-based compensation plans that authorize the granting of stock option awards to eligible employees. In December 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” For purposes of providing the proforma disclosures required under SFAS No. 148, the fair value of stock options granted was estimated using the Black Scholes model. Had compensation costs for the Company’s stock option plans been determined in accordance with SFAS No. 148, net income and earnings per share would have been reduced to the proforma amounts as noted in Note 16.

Earnings Per Share.    Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as future common stock and are considered in the earnings per share calculations only if dilutive, and are the only adjustments made to average shares outstanding in computing diluted earnings per share. Anti-dilutive stock options not included in the computation of diluted earnings per share were 577,021, 155,867 and 485,117, at December 31, 2002, 2001, and 2000, respectively. Weighted average shares used in calculating earnings per share are on the next page.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$73,971	23,162,422	$3.19	$59,475	22,691,053	$2.62

Effect of dilutive securities—Stock options		585,989			504,270

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$73,971	23,748,411	$3.11	$59,475	23,195,323	$2.56

	Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$56,559	23,311,135	$2.43

Effect of dilutive securities—Stock options		275,457

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$56,559	23,586,592	$2.40

2.    Business Combinations

On April 17, 2000, the Bank purchased two branch offices from M&I Bank, FSB, with approximately $89.8 million of deposits. The Company received primarily cash for the deposits in the transaction. The transaction was recorded as a purchase, and generated goodwill and a core deposit intangible totaling $12.1 million.

On November 30, 2001, the Company purchased privately held Mid Town Bancorp, Inc. (“Mid Town”) based in Chicago, Illinois for $69.0 million in the form of 80% cash and 20% stock. A total of 494,867 shares of common stock, at a value of $13.8 million, and cash of $55.2 million was paid to shareholders of Mid Town. The transaction was accounted for as a purchase. The transaction generated goodwill of $36.1 million and core deposit intangibles of $3.3 million. At acquisition date, Mid Town had $307.5 million in total assets, $270.3 million in deposits and $33.3 million in stockholders’ equity.

On December 17, 2002, the Company announced that it has agreed to acquire Fidelity Bancorp, Inc. in an all-stock transaction, valued at $101.4 million. The transaction is subject to regulatory approval, the approval of Fidelity shareholders and the transaction is expected to close in mid-2003. In connection with the merger, Fidelity’s bank subsidiary, Fidelity Federal Savings Bank, will be merged with the Bank. The merger will provide five additional branch locations in the Chicago area. At December 31, 2002, Fidelity had assets of $729.9 million, deposits of $463.3 million and stockholder’s equity of $58.0 million. The transaction is subject to regulatory approval and is expected to close in mid-2003.

On February 17, 2003, the Company announced that the Bank had entered into an agreement to purchase a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involves the purchase of approximately $7 million in deposits. The transaction is subject to regulatory approval and is expected to close in March or April 2003.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3.    Investment Securities

Investment securities available for sale are summarized below:

	December 31, 2002				December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale:
United States government and agency obligations	$96,631	2,712	(203)	99,140	$139,622	2,604	(696)	141,530
Asset-backed securities	66,736	413	(4,619)	62,530	82,346	493	(1,169)	81,670
Corporate debt securities	63,615	1,807	—	65,422	70,136	1,210	(37)	71,309
Bank trust preferred securities	57,914	353	(37)	58,230	40,770	129	—	40,899
Marketable equity securities	22,704	1,297	(1,088)	22,913	17,769	2,573	(289)	20,053

	$307,600	6,582	(5,947)	308,235	$350,643	7,009	(2,191)	355,461

The Company did not have any investment securities classified as held to maturity or trading at December 31, 2002 or December 31, 2001.

The amortized cost and fair value of securities at December 31, 2002, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations without penalty. At December 31, 2002, the Company had $91.7 million of investment securities with call options, of which $22.1 million were callable within one year.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Under one year	$53,198	53,674
Over 1 to 5 years	100,459	104,348
Over 5 to 10 years	1,589	1,622
Over 10 years	62,914	63,148
Asset-backed securities	66,736	62,530
Marketable equity securities	22,704	22,913

	$307,600	308,235

Activity in the sales of investment securities available for sale is as follows:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Total proceeds on sale	$67,891	6,515	2,201

Gross realized gains	$3,176	879	336
Gross realized losses	(110)	—	(80)

Net gain on sale	3,066	879	256
Losses deemed other than temporary	(2,986)	—	—

Net gain	80	879	256

In December 2002, the Company wrote down an $8.5 million floating-rate debt security by $3.0 million through operations that was in default following its maturity in December 2002. The security is collateralized by various aircraft leased to a major carrier that filed bankruptcy in the fourth quarter of 2002. The security is current with respect to interest payments at December 31, 2002.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4.    Mortgage-Backed Securities

Mortgage-backed securities available for sale are summarized below:

	December 31, 2002				December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale:
GNMA pass-through certificates	$11,902	205	(1)	12,106	3,742	45	—	3,787
FHLMC pass-through certificates	85,379	2,053	(1)	87,431	24,298	561	(19)	24,840
FNMA pass-through certificates	28,930	972	(127)	29,775	27,820	434	(168)	28,086
Collateralized mortgage obligations	232,095	4,280	(49)	236,326	85,037	521	(113)	85,445

	$358,306	7,510	(178)	365,638	140,897	1,561	(300)	142,158

At December 31, 2002 and 2001 the company did not have any mortgage-backed securities classified as held to maturity or trading.

During the years ended December 31, 2002 and 2001, the Company recorded realized gains (losses) of $39,000 and $(2,000), respectively, on the sale of mortgage-backed securities.

During the years ended December 31, 2002, and 2001, the Bank swapped $58.8 million, and $76.7 million, respectively, of loans it originated into mortgage-backed securities which were sold in the same period. Additionally, in 2002 the Bank swapped $67.6 million of loans into mortgage-backed securities, which were held by the Bank. Included in mortgage-backed securities at December 31, 2002 and 2001 are $68.2 million and $925,000 of loans originated by the Bank and swapped into mortgage-backed securities.

5.    Loans Receivable Held For Sale

The Bank classifies loan originations that it intends to sell in the secondary market as held for sale at the time of origination. At December 31, 2002 the Bank had $127.6 million of fixed-rate loans with a weighted average rate of 6.09% and $40.2 million of adjustable-rate loans with a weighted average rate of 4.80% classified as held for sale. At December 31, 2001, all of the $161.1 million in loans classified as held for sale were fixed-rate loans with a weighted average rate of 6.61%.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    Loans Receivable

Loans receivable are summarized as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$3,470,937	3,559,466
Multi-family	260,318	197,685
Commercial	142,493	140,128
Construction	48,179	43,756
Land	42,530	44,494

Total real estate loans	3,964,457	3,985,529
Consumer loans:
Equity lines of credit	387,025	258,884
Home equity loans	32,120	52,216
Other	6,255	7,975

Total consumer loans	425,400	319,075
Commercial business loans	20,592	18,596

Total loans receivable	4,410,449	4,323,200
Unearned discounts, premiums, and deferred loan expenses, net	2,875	4,555
Loans in process	(30,689)	(21,678)
Allowance for loan losses	(19,483)	(19,607)

	$4,363,152	4,286,470

Adjustable-rate loans included in loans receivable totaled $2.73 billion and $2.10 billion at December 31, 2002 and 2001, respectively.

Allowance for loan losses.    Activity in the allowance for loan losses is summarized as follows for the years indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$19,607	18,258	17,276
Provision for loan losses	300	—	1,500
Balance acquired in acquisition	—	1,408	—
Charge-offs	(617)	(104)	(531)
Recoveries	193	45	13

Balance at end of year	$19,483	19,607	18,258

At December 31, 2002 and 2001, the Bank had $25.4 million and $19.4 million of loans that were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $1.4 million, $1.1 million and $768,000, for the years ended December 31, 2002, 2001 and 2000, respectively, had these loans been accruing under their contractual terms. Interest income recognized on non-accrual loans and included in interest income was $562,000, $351,000 and $350,000, for the years ended December 31, 2002, 2001 and 2000, respectively. There were no loans outstanding as of December 31, 2002 and 2001 that the Bank considered impaired.

At December 2002 and 2001, there were no commitments to lend additional funds to borrowers whose loans were determined to be non-performing.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Loan servicing and mortgage servicing rights.    The Bank services loans for the benefit of others pursuant to loan servicing agreements. Under these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $2.02 billion, $1.40 billion and $785.3 million, at December 31, 2002, 2001, and 2000, respectively. In 2000, the Bank sold servicing rights related to approximately $600.0 million in mortgage loans, resulting in a pre-tax gain of $4.4 million. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $54.1 million and $43.7 million at December 31, 2002 and 2001, respectively. Mortgage servicing rights included a valuation allowance of $3.4 million and $1.1 million at December 31, 2002 and 2001, respectively.

7.    Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Investment securities	$5,846	5,789
Mortgage-backed securities	1,775	688
Loans receivable	21,829	24,063
Reserve for uncollected interest	(1,937)	(1,779)

	$27,513	28,761

8.    Real Estate Held for Development or Sale

Real estate held for development or sale is summarized by project as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Shenandoah	$7,794	4,495
Tallgrass of Naperville	3,095	8,498
Springbank	4,049	—

	$14,938	12,993

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income from real estate operations is summarized by project for the years indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Tallgrass of Naperville	$9,570	10,712	8,699
Shenandoah	147	—	—
Woodbridge	—	501	418
Hannaford Farm	—	271	—
Harmony Grove	—	—	104
Reigate Woods	—	—	210
Creekside of Remington	—	—	105

	$9,717	11,484	9,536

Interest capitalized to real estate held for development or sale amounted to $96,000, $168,000 and $256,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.    Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life	December 31,
		2002	2001
		(Dollars in thousands)
Land		$14,108	13,718
Office buildings	20–50 years	41,124	36,722
Furniture, fixtures and equipment	1–10 years	38,575	40,758
Leasehold improvements	3–34 years	8,021	7,532

Total office properties and equipment, at cost		101,828	98,730
Less: accumulated depreciation and amortization		(29,336)	(34,915)

		$72,492	63,815

Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $6.5 million, $5.0 million and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Occupancy expense is reduced by rental income from leased premises totaling $1.1 million, $609,000 and $709,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 2002, 2001 and 2000, was $2.6 million, $1.4 million, and $1.2 million, respectively. The projected minimum rentals under existing leases as of December 31, 2002 is as follows:

Year Ended December 31,
(In thousands)
2003	$ 3,100
2004	2,500
2005	1,900
2006	1,600
2007	1,300
2008 and thereafter	18,900

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10.    Goodwill and Intangibles

The following is a summary of net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 as adjusted to eliminate the amortization of goodwill for those periods under SFAS 142 and 147:

	For the year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income as reported	$73,971	59,475	56,559
Add back: goodwill amortization, net of tax	—	3,001	2,927

Net income-adjusted	73,971	62,476	59,486

Basic earnings per share of common stock:
Net income-as reported	3.19	2.62	2.43
Goodwill amortization, net of tax	—	.13	.12

Net income-adjusted	3.19	2.75	2.55

Diluted earnings per share of common stock:
Net income-as reported	3.11	2.56	2.40
Goodwill amortization, net of tax	—	.13	.12

Net income-adjusted	$3.11	2.69	2.52

The changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Banking	Land Development	Total
	(Dollars in thousands)
Balance at December 31, 1999	$54,939	—	54,939
Addition related to branch acquisition	10,141	—	10,141
Amortization expense	(3,118)	—	(3,118)

Balance as of December 31, 2000	61,962	—	61,962
Addition related to Mid Town acquisition	38,134	—	38,134
Amortization expense	(3,245)	—	(3,245)

Balance as of December 31, 2001	96,851	—	96,851
Adjustments related to Mid Town acquisition	(2,055)	—	(2,055)

Balance at December 31, 2002	$94,796	—	94,796

The changes in the carrying amount of intangibles for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Core deposit Intangibles	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance at December 31, 1999	$6,261	7,334	13,595
Additions	1,998	3,002	5,000
Amortization expense	(1,357)	(1,038)	(2,395)
Carrying value of rights sold	—	(4,191)	(4,191)

Balance at December 31, 2000	6,902	5,107	12,009

Additions	3,250	9,782	13,032
Amortization expense	(1,333)	(3,454)	(4,787)
Valuation allowance	—	(904)	(904)

Balance at December 31, 2001	8,819	10,531	19,350

Additions	—	11,943	11,943
Amortization expense	(1,649)	(7,214)	(8,863)
Valuation allowance	—	(2,300)	(2,300)

Balance at December 31, 2002	$7,170	12,960	20,130

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of intangible assets subject to amortization:

	As of December 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$15,947	(8,777)	15,947	(7,128)
Mortgage servicing rights(1)	18,580	(2,247)	12,848	(1,244)

Total	$34,527	(11,024)	28,795	(8,372)

(1)	The gross carrying amounts for December 31, 2002 and 2001 do not include impairment reserves of $3.4 million and $1.1 million respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the year ended December 31, 2002 and estimates for the five years thereafter are as follows. These estimates relate to the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of December 31, 2002, which will continue to be amortized following adoption of SFAS 147.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Year ended December 31, 2002	$1,649	7,214
Estimated Amortization Expense:
For the Year Ended December 31, 2003	1,500	4,700
For the Year Ended December 31, 2004	1,400	3,300
For the Year Ended December 31, 2005	1,300	2,500
For the Year Ended December 31, 2006	900	2,100
For the Year Ended December 31, 2007	600	1,900

11.    Deposits

Deposit account balances by interest rate are summarized as follows:

	December 31, 2002			December 31, 2001
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking accounts	$150,005	4.0%	—%	$128,214	3.6%	—%
Non-interest bearing checking	139,119	3.7	—	121,066	3.4	—
Interest bearing NOW accounts	362,889	9.7	.74	324,991	9.1	.92
Money market accounts	458,144	12.2	1.43	368,672	10.4	2.16
Passbook accounts	1,006,590	26.8	1.24	898,073	25.3	2.00

	2,116,747	56.4	1.03	1,841,016	51.8	1.57

Certificate accounts:
Less than 2.00%	330,189	8.8	1.66	974	—	1.50
2.00% to 2.99%	543,576	14.5	2.49	338,133	9.5	2.70
3.00% to 3.99%	338,585	9.0	3.40	394,800	11.1	3.40
4.00% and greater	421,927	11.3	5.11	982,471	27.6	5.72

	1,634,277	43.6	3.19	1,716,378	48.2	4.59

Unamortized premium	213	—		603	—

Total deposits	$3,751,237	100.0%	1.97%	$3,557,997	100.0%	3.03%

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 (jumbo certificates) was $316.3 million and $319.1 million at December 31, 2002 and 2001, respectively.

Scheduled maturities of certificate accounts at December 31, 2002 are as follows (in thousands):

12 months or less	$1,154,505
13 to 24 months	257,481
25 to 36 months	145,750
36 to 48 months	22,221
Over 48 months	54,320

$1,634,277

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Year Ended December 31
	2002	2001	2000
	(Dollars in thousands)
NOW and money market accounts	$11,738	12,272	10,100
Passbook accounts	15,733	18,022	18,383
Certificate accounts	63,492	90,370	87,026

	$90,963	120,664	115,509

At December 31, 2002, U.S. Treasury Notes, FHLMC and FNMA mortgage-backed securities, as well as mortgage loans with an aggregate carrying value and fair value of $42.5 million, were pledged as collateral for certain jumbo certificates.

12.    Borrowed Funds

Borrowed funds are summarized as follows:

	December 31, 2002			December 31, 2001
	Interest Rate Range	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Fixed-rate advances from FHLB due:
Within 1 year	4.87% – 6.78%	6.08%	$135,500	6.46%	$280,000
1 to 2 years	3.64 – 7.22	5.87	310,000	6.08	135,500
2 to 3 years	2.88 – 7.20	5.33	295,000	6.30	260,000
3 to 4 years	3.12 – 6.82	4.66	155,000	6.01	205,000
4 to 5 years	3.23 – 4.34	3.82	150,000	6.16	55,000
5 to 6 years	3.48 – 5.86	5.07	350,000	—	—
6 to 7 years	5.61 – 5.86	5.73	50,000	5.28	310,000
7 to 8 years	5.42 – 5.42	5.42	30,000	5.73	50,000
Greater than 8 years	— – —	—	—	5.42	30,000

Total fixed rate advances	2.88 – 7.22	5.24	1,475,500	5.98	1,325,500
Adjustable-rate advances from FHLB due:
Within 1 year	— – —	—	—	2.11	80,000
1 to 2 years	1.39 – 1.39	1.39	30,000	—	—

Total adjustable rate advances	1.39 – 1.39	1.39	30,000	2.11	80,000

Total advances from FHLB	1.39% – 7.22%	5.17	1,505,500	5.76	1,405,500

Unsecured term bank loan		2.53	51,000	3.16	55,000
Unsecured line of credit		—	—	3.06	10,000

Total borrowed funds		5.08%	$1,556,500	5.64%	$1,470,500

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of Chicago Advances.    The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank (“FHLB”) of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2002, the Bank had a $30.0 million adjustable-rate advance that is indexed to the three-month London interbank offering rate (“LIBOR”) less three basis points.

Included in FHLB of Chicago advances at December 31, 2002 are $480.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, which are putable at the discretion of the FHLB of Chicago as follows: $350.0 million at 5.66% in 2003, $80.0 million at 5.35% in 2004, $50.0 million at 5.56% in 2005. The Bank receives a lower cost of borrowing on such advances than on similar non-putable long-term advances in return for granting the FHLB of Chicago the option to put the advances back to the Bank prior to their final maturity. The table on the previous page shows all advances at their final maturity.

Unsecured Term Bank Loan.    In 2001, the Company obtained a $55.0 million unsecured term bank loan in conjunction with its acquisition of Mid Town with a final maturity of December 31, 2008. The loan agreement provides for an interest rate of one, two, three, six or twelve month LIBOR at the option of the borrower plus 110 basis points. At December 31, 2002, the interest rate is currently one-month LIBOR plus 110 basis points, or 2.53%. At December 31, 2002, the balance of the unsecured term loan is $51.0 million after the Company made its scheduled principal payment of $4.0 million on December 31, 2002. Prepayments of principal are allowed without penalty at the end of any repricing period.

Scheduled principal repayments on the unsecured term bank loan are as follows as of December 31, 2002 (in thousands):

December 31,
2003	$ 6,000
2004	7,000
2005	8,000
2006	8,000
2007	11,000
2008	11,000

$51,000

Unsecured Line of Credit.    In conjunction with the term bank loan, the Company also maintains a $40.0 million one year unsecured revolving line of credit, renewable annually on November 30. The balance outstanding on the line of credit was $0 and $10.0 million at December 31, 2002 and 2001 respectively. This line of credit is subject to interest rates at one, two, three, six or twelve-month LIBOR plus 100 basis points. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders’ equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain “well capitalized” regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on additional indebtedness and agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 2002, the Company was in compliance with these covenants.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Reverse Repurchase Agreements.    The Bank enters into sales of securities under agreements to repurchase identical securities (“reverse repurchase agreements”) with nationally recognized primary securities dealers and are treated as financings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and are reflected as assets. At December 31, 2002, 2001 and 2000 the bank had no outstanding repurchase agreements. During 2000 the maximum month-end balance was $19.8 million, the average balance was $11.3 million and the weighted average rate on the average balance was 6.23%.

Interest expense on borrowed funds is summarized as follows for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
FHLB of Chicago advances	$78,765	91,851	98,096
Unsecured term bank loan	1,634	1,650	2,258
Unsecured revolving line of credit	103	324	510
Other borrowings	—	—	800

	$80,502	93,825	101,664

13.    Derivative Financial Instruments

The Bank enters into forward commitments to sell mortgage loans for future delivery as a means of limiting exposure to changing interest rates between the date a loan customer commits to a given rate, or closes the loan, whichever is sooner, and the sale date, which is generally 10 to 60 days after the closing date. These commitments to sell require the Bank to deliver mortgage loans at stated coupon rates within the specified forward sale period, and subject the Bank to risk to the extent the loans do not close. The Bank attempts to mitigate this risk by collecting a non-refundable commitment fee, where possible, and by estimating a percentage of fallout when determining the amount of forward commitments to sell. The following is a summary of the Bank’s forward sales commitment activity for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$195,888	47,943	20,089
New forward commitments to deliver loans	1,428,901	1,167,118	363,519
Loans delivered to satisfy forward commitments	(1,307,526)	(1,019,173)	(335,665)

Balance at end of year	$317,263	195,888	47,943

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. Loan commitments and forward sales are valued as derivative instruments with adjustments included in gain on sale of loans at each period end. At December 31, 2002 the net fair value adjustment of locked commitments and forward sales was $685,000.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain on sale of mortgage loans for the year ended December 31, 2002, 2001 and 2000 are $(66,000), $(182,000), and $(65,000), of net futures losses, respectively, from hedging activities. At December 31, 2002 and 2001, the Bank had $-0- and $68,000 of net deferred gains on futures contracts, respectively. The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Balance at beginning of year	$—	—	—
Interest rate futures contracts sold	49,700	73,500	35,400
Interest rate futures contracts closed	(48,700)	(73,500)	(35,400)

Balance at end of year	$1,000	—	—

14.    Income Taxes

Income tax expense is summarized below:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$28,088	20,739	29,866
State	3,787	2,677	1,783

	31,875	23,416	31,649

Deferred:
Federal	8,445	11,627	477
State	455	423	185

	8,900	12,050	662

Total income tax expense	$40,775	35,466	32,311

Retained earnings at December 31, 2002 include $59.4 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $23.5 million.

The reasons for the differences between the effective income tax rate and the corporate federal income tax rate are summarized in the following table:

	Percentage of Income Before Income Taxes
	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Federal income tax rate	35.0%	35.0	35.0
Items affecting effective income tax rate:
State income taxes, net of federal benefit	2.4	2.1	1.4
Other items, net	(1.9)	.3

Effective income tax rate	35.5%	37.4	36.4

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	December 31,
	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$6,806	6,386
Allowance for loan losses	8,016	8,042
Book versus tax basis of loans receivable	1,419	497
Book versus tax basis of securities	951	—
Other	1,597	2,118

Total deferred tax assets	18,789	17,043
Deferred tax liabilities:
REIT Dividends	(16,616)	(10,019)
Loan origination fees and expenses	(567)	(1,608)
Excess of tax bad debt reserve over base year amount	(508)	(1,017)
Book versus tax basis of land and fixed assets	(6,194)	(4,131)
Book versus tax basis of capitalized servicing	(5,424)	(4,418)
Book versus tax basis of intangible assets	(2,773)	(3,060)
Book versus tax basis in FHLB stock	(10,020)	(6,566)
Book versus tax basis of securities	—	(586)
Unrealized gain on securities available for sale	(3,148)	(2,406)
Other	(1,130)	(859)

Total deferred tax liabilities	(46,380)	(34,670)

Net deferred tax liability	$(27,591)	(17,627)

15.    Regulatory Capital

The Bank is subject to regulatory capital requirements under the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, which could have a material impact on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. The Bank met all capital adequacy requirements to which it is subject as of December 31, 2002.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
As of December 31, 2002:
Tangible capital
(to total assets)	$392,995	6.78%	≥	$ 86,971	≥	1.50%		N/A
Core capital
(to total assets)	$392,995	6.78%	≥	$173,942	≥	3.00%	≥	$289,903	≥	5.00%
Total capital
(to risk-weighted assets)	$405,959	11.85%	≥	$274,114	≥	8.00%	≥	$342,642	≥	10.00%
Core capital
(to risk-weighted assets)	$392,995	11.47%		N/A			≥	$205,585	≥	6.00%

As of December 31, 2001:
Tangible capital
(to total assets)	$350,825	6.44%	≥	$ 81,686	≥	1.50%		N/A
Core capital
(to total assets)	$350,825	6.44%	≥	$163,372	≥	3.00%	≥	$272,287	≥	5.00%
Total capital
(to risk-weighted assets)	$364,365	11.31%	≥	$257,691	≥	8.00%	≥	$322,114	≥	10.00%
Core capital
(to risk-weighted assets)	$350,825	10.89%		N/A			≥	$193,269	≥	6.00%

OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company. If the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year, does not exceed the Bank’s net income of that year to date combined with the retained net income of the preceding two years, the Bank must file a notice of such proposed dividend with the OTS. At December 31, 2002, $37.0 million of the Bank’s retained earnings were available for dividend declaration under this standard. Proposed capital distributions in excess of this retained net income standard are not prohibited but are merely subject to greater regulatory review through an application process.

As of December 31, 2002 and 2001, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank’s category.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16.    Officer, Director and Employee Benefit Plans

Employee Stock Ownership Plan (ESOP).    The Mid America Bank, fsb ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company’s stock. For the years ended December 31, 2002, 2001 and 2000, total contributions to the ESOP were $640,000, $1.1 million, and $1.0 million, respectively, which were expensed. The ESOP purchased 16,211, 37,190, and 60,078 of the Company’s shares for the years ended December 31, 2002, 2001 and 2000, respectively.

Profit Sharing Plan/401(k) Plan.    The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax or after-tax contributions to the plan, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35%, up to a $1,200 maximum matching contribution per employee. The Bank, at its discretion, may make additional contributions. Employees’ contributions vest immediately while the Bank’s contributions vest gradually based on an employee’s years of service. The Bank made discretionary and matching contributions of $1.9 million, $1.0 million, and $1.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Stock Option Plans.    The Company and its shareholders have adopted stock option plans for the benefit of employees and directors of the Bank. Vesting generally occurs over a period of approximately three years, except for option grants to non-employee directors, which are immediately exercisable.

The number of shares of common stock authorized under the combination of the MAF Bancorp 1990 Incentive Stock Option Plan and the MAF Bancorp 2000 Stock Option Plan (“Incentive Plans”) is 4,027,791. Under each of these plans, the option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. A summary of shares subject to options and stock option activity and related information in these Incentive Plans follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Beginning of year	2,119,172	$23.25	1,218,955	$20.01	1,578,677	$16.02
Granted	530,500	34.25	948,250	27.20	22,750	18.19
Exercised	(214,391)	11.19	(36,253)	17.10	(364,282)	2.38
Cancelled	(7,465)	27.06	(11,780)	24.91	(18,190)	24.18

End of year	2,427,816	$26.71	2,119,172	$23.25	1,218,955	$20.01

Options exercisable	1,358,466	23.83	1,133,472	20.42	790,519	18.08

Fair value of options granted during year		$9.91		$8.81		$6.20

At December 31, 2002, options for 536,357 shares were available for grant under the Incentive Plans, which includes additions to the available shares of 230,084, representing shares surrendered in connection with stock option exercises. Cancelled options also increase the number of shares available for grant under the Incentive Plans.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The number of shares of common stock authorized under the MAF Bancorp, Inc. 1993 Premium Price Stock Option Plan is 556,875. The option exercise price equals 133% of the fair market value of the common stock on the date of grant with respect to executive officers, 110% with respect to directors and 100% with respect to non-executive employees. The option term cannot exceed 10 years. A summary of shares subject to options and stock option activity and related information for the Premium Plan follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Beginning of year	499,370	$19.78	517,359	$19.57	519,359	$19.54
Exercised	(35,151)	15.14	(17,989)	13.81	(2,000)	11.78

End of year	464,219	$20.13	499,370	$19.78	517,359	$19.57

Options exercisable	464,219	20.13	499,370	19.78	517,359	19.57

At December 31, 2002, no options were available for grant under the Premium Plan.

In conjunction with the Company’s acquisitions, certain stock options owned by individuals of the acquired institutions were carried over into stock options of the Company based on the transactions’ exchange ratios. The values of these stock options were included in the purchase price of the transactions as well as in additional paid-in capital in the consolidated statements of financial condition. A summary of the shares subject to options and activity in these carryover stock options is as follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Beginning of year	82,069	$4.78	82,069	$4.78	141,066	$4.51
Carryover options issued	—	—	—	—	—	—
Exercised	(82,069)	4.78	—	—	(58,997)	4.14

End of year	—	$—	82,069	$4.78	82,069	$4.78

Options exercisable	—	$—	82,069	$4.78	82,069	$4.78

At December 31, 2002 the following stock options are outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life (yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 6.94 to $ 14.92	338,957	2.63	$12.27	338,957	$12.27
15.20 to 26.48	1,078,611	6.72	23.16	864,151	22.73
27.06 to 39.00	1,474,467	8.46	30.55	619,577	28.91

	2,892,035	7.13	$25.65	1,822,685	$22.89

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

		Year Ended December 31,
		2002	2001	2000
		(Dollars in thousands, except per share data)
Net income	As reported	$73,971	59,475	56,559
	Pro-forma	70,978	56,553	54,040
Basic earnings per share	As reported	3.19	2.62	2.43
	Pro-forma	3.06	2.49	2.32
Diluted earnings per share	As reported	3.11	2.56	2.40
	Pro-forma	$3.06	2.49	2.28

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2002, 2001, and 2000, respectively: dividend yield of 1.75%, 1.63%, and 2.01%; expected volatility of 26.56%, 26.11%, and 25.25%; risk-free interest rates of 3.44%, 4.77%, and 6.46%; expected life of 7.5 years for each period.

Stock Option Gain Deferral Plan.    The MAF Bancorp, Inc. Stock Option Gain Deferral Plan (“Gain Deferral Plan”) was adopted during 1999. The Gain Deferral Plan combines traditional deferred compensation arrangements with stock option exercise transactions by allowing designated executive officer participants (currently two) to defer to a future date, the receipt of shares representing the value of underlying MAF Bancorp stock options. Dividends paid on MAF Bancorp shares deferred through the Gain Deferral Plan are recorded as compensation expense and reinvested in MAF Bancorp shares. The Company’s obligation to issue the deferred MAF Bancorp shares in the future is recorded in stockholders’ equity as the sum of (a) the number of shares purchased with reinvested dividends multiplied by the purchase price of such shares, and (b) the number of shares deferred in option exercise transactions multiplied by the exercise price of the related stock options.

Supplemental Executive Retirement Plan.    The Bank sponsors a supplemental executive retirement plan (“SERP”) for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994, or such later date that a participant enters the plan. In most cases, ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement benefit payable is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant’s accrued benefit at the time of death. The plan is unfunded, however, the Company funds life insurance policies that may be used to satisfy obligations of the SERP.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in benefit obligations and the related assumptions for the SERP for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Projected benefit obligation—beginning of year	$2,960	2,209	1,552
Service cost	483	431	351
Interest cost	217	169	125
Actuarial losses	142	156	186
Benefits paid	(5)	(5)	(5)

Projected benefit obligation—end of year	$3,797	2,960	2,209

Funded status	(3,797)	(2,960)	(2,209)
Unrecognized loss	258	136	143

Accrued benefit cost	$(3,539)	(2,824)	(2,066)

Weighted average assumptions:
Discount rate	7.25%	7.50	8.00
Rate of compensation increase	5.00	5.00	5.00

The following sets forth the components of the net periodic benefit cost related to the SERP:
	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Service cost	$483	431	351
Interest cost	217	169	125
Unrecognized net (gain) loss	20	164	—

Net periodic benefit cost	$720	764	476

17.    Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the financial statements.

Commitments to originate and purchase loans of $751.9 million at December 31, 2002, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $456.9 million were fixed-rate, with rates ranging from 4.50% to 8.25%, and $295.0 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $211.7 million of fixed-rate loans and $98.6 million of the adjustable-rate loans. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, at the time of application, a fee to fix the interest rate, or by requiring the

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

interest rate to float at market rates until shortly before closing. At December 31, 2002, forward commitments to sell mortgage loans for future delivery were $317.3 million, of which $167.8 million are related to loans held for sale, and $149.5 million are unfunded as of December 31, 2002.

The Bank has approved, but unused, home equity lines of credit of $373.6 million at December 31, 2002. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer’s home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the home’s current appraised value, less existing liens, at a commensurately higher interest rate. In addition, the Bank has $25.5 million in approved but unused commercial business lines.

At December 31, 2002, the Bank had standby letters of credit totaling $19.1 million. Two of these standby letters of credit total $13.3 million, and enhance two industrial revenue bond financings of commercial real estate in the Bank’s market. At December 31, 2002, the Bank had pledged mortgage-backed securities and investment securities with an aggregate carrying value and fair value of $22.5 million and $23.4 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business, as performance under the letters of credit creates a first position lien in favor of the Bank. Additionally, at December 31, 2002, the Company had standby letters of credit totaling $9.6 million, which ensure the completion of land development improvements on behalf of MAF Developments, Inc.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At December 31, 2002, the Bank had $7.2 million of credit risk related to loans sold to the MPF program. Additionally, the Bank had a $9.4 million credit risk related to loans with private mortgage insurance in force.

In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. The Bank’s loan portfolio primarily consists of loans within its market area. At December 31, 2002 and 2001, loans representing 94.5% and 94.3%, respectively, of the Bank’s total loans receivable were located in the State of Illinois.

On August 15, 2002, the Company announced that the U.S. Department of Justice (“DOJ”) was reviewing its mortgage lending practices to determine compliance with the federal fair lending laws. The Bank reached an agreement with the DOJ to resolve this inquiry in December 2002. On December 30, 2002, the DOJ filed a complaint against the Bank in the U.S. District Court for the Northern District of Illinois alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act based on the level of the Bank’s lending in minority areas during the period 1996-2000; the Bank filed its answer denying all such alleged violations; and the parties filed an agreed consent order which was entered by the Court on January 8, 2003. The Agreed Consent Order requires the Bank to

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

undertake a number of actions over the next five years to promote its home mortgage lending in communities with significant minority populations, including:

•	Open or acquire two branch offices in minority areas within 30 months.

•	Implement a targeted advertising campaign to increase home mortgage lending.

•	Provide $10 million in benefits to borrowers over the next five years under special lending programs to help residents of minority areas achieve home ownership (which may include subsidized interest rates, down payment and closing cost assistance, and prime rate loans to borrowers with below prime credit).

•	Contribute $500,000 over the next five years to homebuyer education and counseling programs, and conduct an assessment of the home mortgage credit needs of residents in minority areas.

18.    Parent Company Only Financial Information

The information as of December 31, 2002, and 2001, and for the years ended December 31, 2002, 2001, and 2000, presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

	December 31,
Condensed Statements of Financial Condition	2002	2001
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$13,960	8,027
Investment securities	8,598	8,808
Equity in net assets of subsidiaries	529,713	485,824
Other assets	5,704	5,404

	$557,975	508,063

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowed funds	$51,000	65,000
Accrued expenses	5,517	7,190

Total liabilities	56,517	72,190

Stockholders’ equity:
Common stock	254	254
Additional paid-in capital	204,710	201,468
Retained earnings, substantially restricted	342,790	286,535
Stock in Gain Deferral Plan	851	718
Accumulated other comprehensive income	4,819	3,672
Treasury stock	(51,966)	(56,774)

Total stockholders’ equity	501,458	435,873

	$557,975	508,063

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
Condensed Statements of Operations	2002	2001	2000
	(Dollars in thousands)
Dividend income from subsidiaries	$35,000	54,084	20,000
Interest income	716	643	564
Interest expense	1,739	1,978	2,775

Net interest and dividend income	33,977	52,749	17,789
Gain on sale of investments, net	179	472	256
Non-interest expense	2,403	2,017	1,911

Net income before income tax benefit and equity in undistributed earnings of subsidiaries	31,753	51,204	16,134
Income tax benefit	(1,333)	(1,173)	(1,595)

Net income before equity in undistributed earnings of subsidiaries	33,086	52,377	17,729
Equity in undistributed earnings of subsidiaries	40,885	7,098	38,830

Net income	$73,971	59,475	56,559

	Year Ended December 31,
Condensed Statements of Cash Flows	2002	2001	2000
	(Dollars in thousands)
Operating activities:
Net income	$73,971	59,475	56,559
Equity in undistributed earnings of subsidiaries	(40,885)	(7,098)	(38,830)
Gain on sale of investment securities	(179)	(472)	(256)
Net decrease (increase) in other assets and liabilities, net of effects from acquisitions	(1,476)	377	4,932

Net cash provided by operating activities	31,431	52,282	22,405
Investing activities:
Proceeds from sale of and maturities of investment securities	1,554	4,104	2,201
Loans to subsidiaries less repayments, net	(855)	109	—
Purchases of investment securities	(1,329)	(2,735)	(1,631)
Payment for acquisitions, net of cash acquired	—	(53,904)	—

Net cash provided by (used in) investing activities	(630)	(52,426)	570
Financing activities:
Proceeds from exercise of stock options	2,366	832	221
Proceeds from borrowings	—	71,000	15,000
Repayment of borrowings	(14,000)	(39,400)	(11,500)
Purchase of treasury stock	(168)	(17,301)	(19,071)
Cash dividends paid	13,066	9,900	8,822

Net cash provided by (used in) financing activities	(24,868)	5,231	(24,172)

Increase (decrease) in cash and cash equivalents	5,933	5,087	(1,197)
Cash and cash equivalents at beginning of year	8,027	2,940	4,137

Cash and cash equivalents at end of year	$13,960	8,027	2,940

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19.    Segment Information

The Company utilizes the “management approach” for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

The Company operates two separate lines of business. The Bank operates primarily as a retail consumer bank, participating in mortgage loan portfolio lending, deposit gathering and offering other financial services mainly to individuals. Land development consists primarily of acquiring, obtaining necessary zoning and regulatory approvals and improving raw land into developed residential lots for resale to builders. All goodwill is assigned to the retail banking segment. Selected segment information is included in the table below:

	Year Ended December 31, 2002
	Retail Banking	Land Development	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$329,490	—	—	329,490
Interest expense	171,369	96	—	171,465

Net interest income (expense)	158,121	(96)	—	158,025
Provision for loan losses	300	—	—	300

Net interest income after provision	157,821	(96)	—	157,725
Non-interest income	46,646	9,717	—	56,363
Non-interest expense	98,177	1,165	—	99,342

Income before income taxes	106,290	8,456	—	114,746
Income tax expense	37,421	3,354	—	40,775

Net income	$68,869	5,102	—	73,971

Average assets	$5,725,359	14,040	—	5,739,399

	Year Ended December 31, 2001
	Retail Banking	Land Development	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$345,767	—	(31)	345,736
Interest expense	214,321	199	(31)	214,489

Net interest income	131,446	(199)	—	131,247
Non-interest income	35,634	11,484	—	47,118
Non-interest expense	82,547	877	—	83,424

Income before income taxes	84,533	10,408	—	94,941
Income tax expense	31,338	4,128	—	35,466

Net income	$53,195	6,280	—	59,475

Average assets	$5,203,707	10,768	—	5,214,475

	Year Ended December 31, 2000
	Retail Banking	Land Development	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$343,319	—	(216)	343,103
Interest expense	217,173	216	(216)	217,173

Net interest income	126,146	(216)	—	125,930
Provision for loan losses	1,500	—	—	1,500

Net interest income after provision	124,646	(216)	—	124,430
Non-interest income	27,907	9,536	—	37,443
Non-interest expense	72,251	752	—	73,003

Income before income taxes	80,302	8,568	—	88,870
Income tax expense	28,912	3,399	—	32,311

Net income	$51,390	5,169	—	56,559

Average assets	$4,936,570	11,662	—	4,948,232

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

20.    Fair Values of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No. 107 have been determined as of a specific point in time utilizing available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather the disclosures are limited to reasonable estimates of the fair value of only the Company’s financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these values.

The estimated fair values of the Company’s financial instruments as of December 31, 2002 and 2001 are set forth in the following table below.

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$262,680	262,680	224,672	224,672
Investment securities	308,235	308,235	487,542	487,542
Mortgage-backed securities	365,638	365,638	142,158	142,158
Loans receivable	4,530,932	4,643,035	4,447,575	4,553,845
Interest receivable	27,513	27,513	28,761	28,761

Total financial assets	$5,494,998	5,607,101	5,330,708	5,436,978

Financial liabilities:
Non-maturity deposits	$2,116,747	2,116,747	1,841,016	1,841,016
Deposits with stated maturities	1,634,490	1,651,839	1,716,981	1,736,553
Borrowed funds	1,556,500	1,671,254	1,470,500	1,535,300
Interest payable	6,852	6,852	7,196	7,196

Total financial liabilities	$5,314,589	5,416,603	5,035,693	5,120,065

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

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 2002 and 2001, the fair value of the Bank’s mortgage loan commitments of $751.9 million and $478.9 million, respectively, was $9.9 million and $(2.0) million, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 2002 and 2001.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21.    Selected Quarterly Financial Data (Unaudited)

The following are the consolidated results of operations on a quarterly basis:

	Year Ended December 31, 2002
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$81,556	81,882	82,966	83,086
Interest expense	45,592	43,745	42,026	40,102

Net interest income	35,964	38,137	40,940	42,984
Provision for loan losses	—	—	—	300

Net interest income after provision for loan losses	35,964	38,137	40,940	42,684
Net gain on sale of assets	2,832	3,342	5,953	4,501
Income from real estate operations	2,897	160	3,791	2,869
Other non-interest income	7,945	8,092	6,910	7,071
Non-interest expense	23,581	24,286	25,441	26,034

Income before income taxes	26,057	25,445	32,153	31,091
Income tax expense	9,415	9,059	11,503	10,798

Net income	$16,642	16,386	20,650	20,293

Basic earnings per share	$.72	.71	.89	.87

Diluted earnings per share	$.70	.69	.87	.85

Cash dividends declared per share	$.15	.15	.15	.15

Stock price information:
High	$35.29	40.11	38.04	35.41
Low	28.70	34.37	29.60	28.60
Close	35.25	37.60	30.90	34.00
(1) The first three quarters of 2002 were restated upon adoption of SFAS No. 147.
	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$89,147	87,907	85,301	83,381
Interest expense	56,649	56,056	53,010	48,774

Net interest income	32,498	31,851	32,291	34,607
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	32,498	31,851	32,291	34,607
Net gain on sale of assets	1,036	2,443	2,970	3,466
Income from real estate operations	3,349	1,321	799	6,015
Other non-interest income	5,474	6,737	6,323	7,185
Non-interest expense	19,948	20,247	20,734	22,495

Income before income taxes	22,409	22,105	21,649	28,778
Income tax expense	8,331	8,225	8,002	10,908

Net income	$14,078	13,880	13,647	17,870

Basic earnings per share	$.61	.61	.61	.79

Diluted earnings per share	$.60	.60	.59	.77

Cash dividends declared per share	$.10	.12	.12	.12

Stock price information:
High	$29.00	31.25	32.73	30.25
Low	24.81	25.69	24.30	26.10
Close	27.38	30.70	28.66	29.50

Independent Auditors’ Report

The Board of Directors

MAF Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

KPMG LLP

Chicago, Illinois

January 28, 2003

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors of the registrant is included in the registrant’s proxy statement under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company included in this Form 10-K is included in “Item 1. Business.” Information regarding beneficial ownership reporting compliance is included in the Company’s proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated by reference.

Item 11.    Executive Compensation

Information regarding compensation of executive officers and directors is included in the registrant’s proxy statement under the headings “Directors’ Compensation,” “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Compensation Committee Interlocks and Insider Participation,” “Employment and Special Termination Agreements,” “Supplemental Executive Retirement Plan,” “Option Plans,” and “Long-Term Incentive Plan,” and the information included therein is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is included in the Company’s proxy statement under the headings “Voting Securities,” and “Security Ownership of Certain Beneficial Owners,” and “Information With Respect to Nominees, Continuing Directors and Others,” and the information included therein is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the Company’s proxy statement under the heading “Transactions with Certain Related Persons,” and the information included therein is incorporated herein by reference.

Item 14.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system will take into account resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any system of controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, based on its most recent evaluation of controls, the Company’s management believes it has a reasonable basis to conclude that its system of controls provides reasonable assurances as to the integrity of its financial records and accounts.

PART IV

Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a	) (1)	Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Statements of Financial Condition at December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

(a	) (2)	Financial Statement Schedules

All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a	) (3)	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No. 2. Plan of Acquisition.

2.1

Agreement and Plan of Reorganization by and among MAF Bancorp, Inc. and Fidelity Bancorp, Inc. dated
December 16, 2002. (Incorporated herein by reference to Exhibit No. 99.2 to Registrant’s Form 8-K dated
December 17, 2002).

Exhibit No. 3. Certificate of Incorporation and By-laws.

3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000).

3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s March 31, 2001 Form 10-Q).

Exhibit No. 10. Material Contracts

10.1	Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1992 Form 10-K).*

10.2

MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q and to Exhibit A to Registrant’s Proxy Statement, dated March 23, 1998, relating to the 1998 Annual Meeting of Shareholders, File No. 0-18121).*

10.3	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.4

MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q and to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K).*

10.5

Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.6	Credit Agreement dated as of November 30, 2001, as amended through November 29, 2002, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.

10.7	Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1990 Form 10-K).*

10.8	Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 2001 Form 10-Q).*

10.9	Mid America Bank, fsb Directors’ Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1997 Form 10-K).*

10.10	Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1997 Form 10-K).*

10.11	MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1994 Form 10-K).*

10.12	Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.13	MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1999 Form 10-K).*

10.14

Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.15	Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K).*

10.16

Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s March 31, 2001 Form 10-Q).*

10.17	Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*

10.18	Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*

10.19	Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers.*

10.20	Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers.*

10.21

Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K).*

10.22

Amendment dated October 19, 2001 to the Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2001 10-K).*

10.23	MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q).*

10.24	Amendment dated March 27, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant’s March 31, 2001 Form 10-Q).*

10.25	Amendment dated February 26, 2002 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2001 10-K).*

10.26	MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant’s September 30, 1999 Form 10-Q).*

10.27	Amendment dated May 16, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 2001 Form 10-Q).*

10.28

MAF Bancorp, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit B filed as part of Registrant’s Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders, File No. 0-18121).*

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit. Exhibit No. 11. Statement re: Computation of Per Share Earnings for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Net income	$73,971,000	59,475,000	56,559,000

Weighted average common shares outstanding	23,162,422	22,691,053	23,311,135

Basic earnings per share	$3.19	2.62	2.43

Weighted average common shares outstanding	23,162,422	22,691,053	23,311,135
Common stock equivalents due to dilutive effect of stock options	585,989	504,270	275,457

Total weighted average common shares and equivalents outstanding for diluted computation	23,748,411	23,195,323	23,586,592

Diluted earnings per share	$3.11	2.56	2.40

Exhibit No. 12. Statements re: Computation of ratio of earnings to fixed charges.

Exhibit No. 21. Subsidiaries of the Registrant

A list of the Company’s and the Bank’s subsidiaries is included as an exhibit to this report.

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

(b	)	Reports on Form 8-K

On October 21, 2002, MAF Bancorp, Inc. announced its 2002 third quarter earnings results and a copy of the press release was included as an exhibit.

On November 8, 2002, MAF Bancorp, Inc. announced its participation in the Sandler O’Neill & Partners, L.P. Financial Services conference held on November 13, 2002. A copy of the press release was included as an exhibit.

On November 27, 2002, MAF Bancorp, Inc. announced its participation in the Lehman Brothers Financial Services conference held on December 2, 2002. A copy of the press release was included as an exhibit.

On December 17, 2002, MAF Bancorp, Inc. announced that it has agreed to acquire Fidelity Bancorp, Inc. (“Fidelity”) in an all-stock transaction with a fixed exchange ratio. Copies of the press release and the Agreement and Plan of Reorganization by and among MAF Bancorp, Inc. and Fidelity Bancorp, Inc. dated as of December 16, 2002, were included as exhibits.

On December 30, 2002, MAF Bancorp, Inc.’s banking subsidiary, Mid America Bank, fsb announced it reached an agreement with the U.S. Department of Justice to resolve the previously announced investigation by the DOJ into the bank’s home mortgage lending practices during the 1996 to 2000 period. A copy of the press release was included as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAF BANCORP, INC. (Registrant)

By:	/s/ ALLEN H. KORANDA
Allen H. Koranda Chairman of the Board and Chief Executive Officer March 10, 2003 (Date)

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

By:	/s/ ALLEN H. KORANDA	March 10, 2003
	Allen H. Koranda Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	(Date)

By:	/s/ JERRY A. WEBERLING	March 10, 2003
	Jerry A. Weberling Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	(Date)

By:	/s/ Christine Roberg	March 10, 2003
	Christine Roberg First Vice President and Controller (Principal Accounting Officer)	(Date)

By:	/S/ KENNETH KORANDA	March 10, 2003
	Kenneth Koranda Vice Chairman of the Board	(Date)

By:	/S/ ROBERT BOWLES, M.D.	March 10, 2003
	Robert Bowles, M.D. Director	(Date)

By:	/S/ DAVID C. BURBA	March 10, 2003
	David C. Burba Director	(Date)

By:	/S/ TERRY EKL	March 10, 2003
	Terry Ekl Director	(Date)

By:	/S/ HARRIS W. FAWELL	March 10, 2003
	Harris W. Fawell Director	(Date)

By:	/S/ JOE F. HANAUER	March 10, 2003
	Joe F. Hanauer Director	(Date)

By:	/S/ F. WILLIAM TRESCOTT	March 10, 2003
	F. William Trescott Director	(Date)

By:	/S/ LOIS B. VASTO	March 10, 2003
	Lois B. Vasto Director	(Date)

By:	/S/ ANDREW J. ZYCH	March 10, 2003
	Andrew J. Zych Director	(Date)

CERTIFICATIONS

I, Allen H. Koranda, certify that:

1. I have reviewed this annual report on Form 10-K of MAF Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ ALLEN H. KORANDA
Allen H. Koranda
Chairman of the Board and Chief Executive Officer

I, Jerry A. Weberling, certify that:

1. I have reviewed this annual report on Form 10-K of MAF Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

7. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ JERRY A. WEBERLING
Jerry A. Weberling
Executive Vice President and Chief Financial Officer