Form 10-Q
period 2003-03-31
MAF BANCORP INC
filed 2003-05-13
CIK 854662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended March 31, 2003

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, was 23,316,374 at May 9, 2003.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$96,452	134,265
Interest-bearing deposits	200,059	28,210
Federal funds sold	196,812	100,205

Total cash and cash equivalents	493,323	262,680

Investment securities available for sale, at fair value	289,004	308,235
Stock in Federal Home Loan Bank of Chicago, at cost	204,413	169,708
Mortgage-backed securities available for sale, at fair value	304,966	365,638
Loans receivable held for sale	68,076	167,780
Loans receivable, net of allowance for losses of $19,471 and $19,483	4,327,498	4,363,152
Accrued interest receivable	22,630	27,513
Foreclosed real estate	2,127	2,366
Real estate held for development or sale	20,451	14,938
Premises and equipment, net	74,449	72,492
Other assets	60,891	67,753
Goodwill	95,346	94,796
Intangibles	21,756	20,130

	$5,984,930	5,937,181

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,814,744	3,751,237
Borrowed funds	1,501,500	1,556,500
Advances by borrowers for taxes and insurance	38,152	37,700
Accrued expenses and other liabilities	113,516	90,286

Total liabilities	5,467,912	5,435,723

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 80,000,000 shares; 25,420,650 shares issued; 23,310,396 and 23,252,815 shares outstanding	254	254
Additional paid-in capital	204,839	204,710
Retained earnings, substantially restricted	357,841	342,790
Accumulated other compensative income	3,865	4,819
Stock in gain deferral plan; 237,431 and 236,401 shares	887	851
Treasury stock, at cost; 2,110,254 and 2,167,835 shares	(50,668)	(51,966)

Total stockholders’ equity	517,018	501,458

	$5,984,930	5,937,181

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income:
Loans receivable	$66,985	72,005
Mortgage-backed securities available for sale	3,523	2,372
Investment securities available for sale	5,345	5,816
Interest-bearing deposits and federal funds sold	1,173	1,363

Total interest income	77,026	81,556

Interest expense:
Deposits	16,962	25,546
Borrowed funds	19,009	20,046

Total interest expense	35,971	45,592

Net interest income	41,055	35,964
Provision for loan losses	—	—

Net interest income after provision for loan losses	41,055	35,964
Non-interest income:
Gain (loss) on sale or writedown of:
Loans receivable held for sale	7,548	2,340
Mortgage-backed securities	5,352	—
Investment securities	(5,712)	465
Foreclosed real estate	(69)	27
Income from real estate operations	1,635	2,897
Deposit account service charges	5,439	4,824
Loan servicing fee expense, net	(1,376)	(40)
Brokerage commissions	731	603
Other	2,466	2,558

Total non-interest income	16,014	13,674

Non-interest expense:
Compensation and benefits	15,638	14,226
Office occupancy and equipment	3,531	2,867
Advertising and promotion	1,321	1,187
Data processing	973	999
Other	4,832	3,878
Amortization of core deposit intangibles	379	424

Total non-interest expense	26,674	23,581

Income before income taxes	30,395	26,057
Income tax expense	11,107	9,415

Net income	$19,288	16,642

Basic earnings per share	$.83	.72

Diluted earnings per share	$.81	.70

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2003
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock in gain deferral plan	Treasury stock	Total
Balance at December 31, 2002	$254	204,710	342,790	4,819	851	(51,966)	501,458

Comprehensive income:
Net income	—	—	19,288	—	—	—	19,288
Other comprehensive income, net of tax:
Unrealized holding loss during the period	—	—	—	(1,182)	—	—	(703)
Less: reclassification adjustment of loss included in net income	—	—	—	228	—	—	(251)

Total comprehensive income	—	—	19,288	(954)	—	—	18,334

Exercise of 26,716 stock options and reissuance of treasury stock	—	—	(49)	—	—	478	429
Transfer of 33,896 treasury shares into deferred compensation plan	—	—	—	—	—	820	820
Tax benefits from stock-related compensation	—	129	—	—	—	—	129
Cash dividends declared ($.18 per share)	—	—	(4,195)	—	—	—	(4,195)
Dividends paid to gain deferral plan	—	—	7	—	36	—	43

Balance at March 31, 2003	$254	204,839	357,841	3,865	887	(50,668)	517,018

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income	$19,288	16,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,805	1,344
FHLB of Chicago stock dividend	(4,705)	(1,913)
Deferred income tax benefit	(3,337)	(8,139)
Amortization of core deposit intangibles	379	424
Amortization of premiums, discounts, and deferred loan fees	957	946
Amortization of mortgage servicing rights	2,955	1,117
Net gain on sale of loans receivable held for sale	(7,548)	(2,340)
Net gain on sale of investment securities and mortgage-backed securities	360	(465)
Net gain on real estate held for development or sale	(1,635)	(2,897)
Decrease in accrued interest receivable	4,883	1,250
Net increase in other assets and liabilities	27,642	10,260
Loans originated for sale	(378,761)	(248,363)
Sale of loans originated for sale	483,502	363,710

Net cash provided by operating activities	145,785	131,576

Investing activities:
Loans receivable originated for investment	(676,734)	(430,303)
Principal repayments on loans receivable	628,512	511,278
Principal repayments on mortgage-backed securities	57,173	11,575
Proceeds from maturities of investment securities available for sale	37,724	32,199
Proceeds from sale of:
Investment securities available for sale	34,968	465
Mortgage-backed securities available for sale	151,708	—
Real estate held for development or sale	5,185	8,028
Purchases of:
Investment securities available for sale	(57,865)	(29,989)
Mortgage-backed securities available for sale	(61,383)	(86,037)
Stock in FHLB of Chicago	(30,000)	—
Real estate held for development or sale	(7,206)	(2,586)
Premises and equipment	(3,662)	(2,805)

Net cash provided by investing activities	$78,420	11,825

(continued)

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Financing activities:
Repayment of FHLB of Chicago advances	(55,000)	(80,000)
Proceeds from exercise of stock options	486	950
Purchase of treasury stock	—	(51)
Cash dividends	(3,450)	(2,726)
Net increase in deposits	63,950	89,788
Increase in advances by borrowers for taxes and insurance	452	2,882

Net cash provided by financing activities	6,438	10,843

Increase in cash and cash equivalents	230,643	154,244
Cash and cash equivalents at beginning of period	262,680	224,672

Cash and cash equivalents at end of period	$493,323	378,916

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$35,975	45,786
Income taxes	1,278	451
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	626	1,029
Loans receivable swapped into mortgage-backed securities	$103,289	13,624

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2003 and 2002

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), as of and for the three month periods ended March 31, 2003 and 2002 and as of December 31, 2002. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended March 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$19,288	23,300,671	$.83	$16,642	23,014,821	$.72

Effect of dilutive securities:
Stock options		551,513			561,199

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$19,288	23,852,184	$.81	$16,642	23,576,020	$.70

(3) Commitments and Contingencies

At March 31, 2003, the Bank had outstanding commitments to originate one-to-four family loans of $953.1 million, of which $541.8 million were fixed-rate loans and $411.3 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $469.3 million of these commitments, of which $320.9 million were fixed-rate loans, with rates ranging from 4.125% to 6.625%, and $148.4 million were adjustable rate loans with rates ranging from 3.875% to 7.50%. The interest rates on the remaining commitments of $483.8 million float at current market rates. At March 31, 2003, the Bank had outstanding forward commitments to sell $246.1 million of fixed-rate mortgage loans.

At March 31, 2003, the Bank had outstanding standby letters of credit totaling $13.6 million. Of this amount $13.3 million is comprised of letters of credit to enhance a developer’s industrial revenue bond financings of commercial real estate in the Bank’s market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $12.1 million related to real estate development improvements.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At March 31, 2003, the Bank had $7.8 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $3.9 million of loans sold with recourse to other investors, and $9.4 million of credit risk related to loans with private mortgage insurance in force.

(4) Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(5) Reclassifications

Certain reclassifications of 2002 amounts have been made to conform with the current period presentation.

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

	At or For the Three Months Ended March 31, 2003
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$77,026	—	—	77,026
Interest expense	35,971	—	—	35,971

Net interest income	41,055	—	—	41,055
Non-interest income	14,379	1,635	—	16,014
Non-interest expense	26,105	569	—	26,674

Income before income taxes	29,329	1,066	—	30,395
Income tax expense	10,684	423	—	11,107

Net income	$18,645	643	—	19,288

Average assets	$5,909,086	16,872	—	5,925,958

	At or For the Three Months Ended March 31, 2002
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$81,556	—	—	81,556
Interest expense	45,562	30	—	45,592

Net interest income	35,994	(30)	—	35,964
Non-interest income	10,777	2,897	—	13,674
Non-interest expense	23,204	377	—	23,581

Income before income taxes	23,567	2,490	—	26,057
Income tax expense	8,430	985	—	9,415

Net income	$15,137	1,505	—	16,642

Average assets	$5,571,154	15,475	—	5,586,629

(7) Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions-an amendment of the Financial Accounting Standards Board, (“FASB”) No. 72 and 144 and FASB Interpretation No. 9, effective January 1, 2002. These pronouncements provide that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather tested at least annually for impairment. As required, the Company discontinued the amortization of goodwill as of January 1, 2002 and goodwill currently has a net carrying amount of $95.3 million at March 31, 2003. The Company evaluates goodwill for impairment at least annually.

The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2003 is as follows:

	Banking	Land Development	Total
	(Dollars in thousands)
Balance as of December 31, 2002	$94,796	—	94,796
Addition related to branch acquisition	550	—	550

Balance at March 31, 2003	$95,346	—	95,346

The changes in the carrying amount of intangibles for the three months ended March 31, 2003 is as follows:

	Core deposit Intangibles	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance at December 31, 2002	$7,170	12,960	20,130
Additions	84	4,876	4,960
Amortization expense	(379)	(2,955)	(3,334)

Balance at March 31, 2003	$6,875	14,881	21,756

The following is a summary of intangible assets subject to amortization:

	As of March 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$16,031	(9,156)	15,947	(8,777)
Mortgage servicing rights(1)	17,271	(2,390)	15,207	(2,247)

Total	$33,302	(11,546)	31,154	(11,024)

(1)	The gross carrying amounts for March 31, 2003 and December 31, 2002 is net of impairment reserves of $3.4 million.

Amortization expense for core deposit intangibles and mortgage servicing rights for the three months ended March 31, 2003 and estimates for the nine months ended December 31, 2003 and five years thereafter are as follows. These estimates are based on the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of March 31, 2003.

	Core Deposit Intangibles	Mortage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Three months ended March 31, 2003	$379	2,955
Estimated Amortization Expense:
For the Nine Months Ended December 31, 2003	1,100	5,200
For the Year Ended December 31, 2004	1,400	3,200
For the Year Ended December 31, 2005	1,300	2,000
For the Year Ended December 31, 2006	900	1,500
For the Year Ended December 31, 2007	600	1,200
For the Year Ended December 31, 2008	600	900

(8) Stock Option Plans

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

		Three Months Ended March 31,
		2003	2002
		(Dollars in thousands, except per share data)
Net income	As reported	$19,288	16,642
	Pro-forma	18,462	15,910
Basic earnings per share	As reported	.83	.72
	Pro-forma	.79	.69
Diluted earnings per share	As reported	.81	.70
	Pro-forma	.79	.69

(9) New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. The Company does not expect that the adoption of this Interpretation to have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, difficulties in achieving anticipated cost savings related to the operation of the acquired banking offices of Fidelity Bancorp or higher than expected costs related to the Fidelity transaction, unanticipated changes in interest rates or flattening of the yield curve, deteriorating economic conditions which could result in increased delinquencies in the Company’s or Fidelity’s loan portfolio, legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s or Fidelity’s loan or investment portfolios, or further deterioration in the value of investment securities, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company’s and Fidelity’s market areas, unanticipated slow downs in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Set forth below are highlights of the Company’s first quarter 2003 performance results:

•	Diluted EPS of $.81, up 15.7% from $.70 in last year’s first quarter;

•	Net income of $19.3 million, up 15.9% from the year ago quarter;

•	Net interest margin of 2.94%, 21 basis points ahead of a year ago;

•	Return on average equity of 15.10% for the quarter;

•	Return on average assets of 1.30% for the current period;

•	Loan origination volume of $1.1 billion;

•	Loan sale volume of $478 million, producing loan sale gains of $7.5 million;

•	Completion of the purchase of a branch office on Chicago’s west side.

General

MAF Bancorp, Inc. (“Company”), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb (“Bank”), and in the residential land development business primarily through MAF Developments, Inc.

The Bank offers various financial services to its customers through a network of 34 branches in suburban and urban communities in the Chicago metropolitan area including 10 locations on the north and northwest side of Chicago, a strong presence in Cook County and DuPage County, and increasing penetration of the rapidly-growing Will and Kane Counties, as well as a presence in the southwest suburbs of Chicago. In March 2003, a new branch office was acquired on the west side of Chicago and another five banking locations are expected to be added upon the consummation of the pending acquisition of Fidelity Bancorp. Management has current plans to open another five banking offices during 2003 with sites now under construction or in development. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans.

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

As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago metropolitan area or which allow the Company to expand outside its current primary market areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and earnings per share dilution depending on the Company’s success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

On March 28, 2003, the Company completed the purchase of a branch office on the west side of Chicago. Deposits at the branch office totaled approximately $8 million at closing. The Company has also received regulatory approval to open a new branch facility in a neighborhood on the near southwest side of Chicago’s central business district and expects to open this office later in 2003.

On December 17, 2002, the Company announced it had reached an agreement to acquire Fidelity Bancorp in an all-stock transaction valued at approximately $101 million on the date of announcement. The Company expects this transaction to close in mid-2003. At March 31, 2003, Fidelity had assets of $723 million, deposits of $458 million and five branch offices in the Chicago area.

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

Capital Standards. Savings associations must satisfy three different measures of capital adequacy: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio. The minimum level required for each of these capital standards is established by regulation. The Company has managed its balance sheet so as to reasonably exceed these minimums.

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

At March 31, 2003 and December 31, 2002, the Bank exceeded all of the minimum capital requirements as follows:

	March 31, 2003		December 31, 2002
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$508,781	8.54%	$500,746	8.47%

Tangible capital	$401,285	6.86%	$392,995	6.78%
Tangible capital requirement	87,660	1.50	86,971	1.50

Excess	$313,625	5.36%	$306,024	5.28%

Core capital	$401,285	6.86%	$392,995	6.78%
Core capital requirement	175,320	3.00	173,942	3.00

Excess	$225,965	3.86%	$219,053	3.78%

Core and supplementary capital	$413,625	12.13%	$405,959	11.85%
Risk-based capital requirement	272,859	8.00	274,114	8.00

Excess	$140,766	4.13%	$131,845	3.85%

Total Bank assets	$5,956,515		$5,909,865
Adjusted total Bank assets	5,845,431		5,798,064
Total risk-weighted assets	3,521,827		3,538,222
Adjusted total risk-weighted assets	3,410,742		3,426,421

A reconciliation of consolidated stockholder’s equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Stockholder’s equity of the Bank	$508,781	500,746
Goodwill and core deposit intangibles	(102,221)	(101,967)
Non-permissible subsidiary deduction	(211)	(208)
Non-includable mortgage servicing rights	(1,488)	(1,296)
Regulatory capital adjustment for available for sale securities	(3,576)	(4,280)

Tangible and core capital	401,285	392,995
Recourse on loan sales	(7,089)	(6,477)
General loan loss reserves	19,429	19,441

Core and supplementary capital	$413,625	405,959

Changes in Financial Condition

Total assets of the Company were $5.98 billion at March 31, 2003, an increase of $47.7 million, or 0.8% from $5.94 billion at December 31, 2002. The increase is due to higher interest bearing deposits and federal funds held by the Bank, funded by an increase in deposit balances, partially offset by decreases in loans receivable and mortgage-backed securities.

Cash and short-term investments totaled a combined $493.3 million at March 31, 2003, an increase of $230.6 million, or 87.8%, from the combined balance of $262.7 million at December 31, 2002. The increase in liquidity is primarily due to sales of mortgage-backed securities and investments settling toward the end of the quarter. The Company expects to reduce this liquidity level during the remainder of 2003 by reinvesting into mortgage-backed and investment securities, loans receivable, as well as repayment of debt.

Investment securities available for sale decreased $19.2 million to $289.0 million at March 31, 2003. The decrease reflects maturities and calls of $37.7 million, and sales of $35.0 million, offset by $57.9 million in purchases of equity securities, government agency and trust preferred securities as well as approximately $1.5 million of market value increases. The Company recognized a gain of $2.4 million on the sale of investment securities available for sale during the three months ended March 31, 2003, primarily attributable to gains on corporate debt securities, and to a lesser extent, government agency and equity securities. This was offset, however, by aggregate write-downs for other than temporary impairment in the amount of $8.1 million on the amortized cost of two floating-rate debt securities, reducing them to a combined estimated fair value of $10.5 million. The write-downs were based on market value quotes as of March 31, 2003 received from independent brokers/dealers. One of the securities is collateralized by aircraft leases to several different airlines and the other is a collateralized bond obligation secured by various less than investment grade high yield securities. The estimated market values of these securities have been negatively impacted by the current difficulties in the airline industry and weak economic conditions. See “Asset Quality” for further information relating to investment securities.

Mortgage-backed securities available for sale decreased $60.7 million to $305.0 million at March 31, 2003. The Company swapped into mortgage-backed securities $85.3 million of prepayment-protected fixed rate mortgage loans, which were subsequently sold during the first quarter along with an additional $60.9 million of similar mortgage-backed securities. Normal amortization and prepayments totaled $58.0 million. Purchases of collaterized mortgage obligations (“CMOs”) and mortgage-backed securities totaled $61.4 million. Included in mortgage-backed securities classified as available for sale at March 31, 2003, are $230.6 million of CMOs, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

Loans receivable, including loans held for sale, decreased $135.4 million, or 3.0%, from December 31, 2002, to $4.40 billion at March 31, 2003. The Bank originated $1.06 billion of loans during the three-month period ended March 31, 2003, compared to $678.0 million during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity, including loan modifications, as interest rates have decreased to historical lows. Offsetting the originations for the quarter was amortization and prepayments of loans totaling $628.5 million, and sales of $477.6 million. Loans held for sale decreased from December 31, 2002 to March 31, 2003 due to the balance at December 31, 2002 including $40 million of ARM loans and $31 million of 15-year fixed-rate loans as well as $97 million of longer term fixed-rate loans compared to the balance at March 31, 2003 including primarily longer term fixed-rate loans. The Bank has recently started holding 15-year fixed-rate loans in portfolio.

The allowance for loan losses totaled $19.5 million at March 31, 2003. The Bank’s allowance for loan losses to total loans outstanding was .45% at March 31, 2003, compared to .44% at December 31, 2002. Non-performing loans decreased $151,000 to $25.2 million, or .58% of total loans receivable at March 31, 2003, compared to $25.4 million, or .58% of total loans receivable at December 31, 2002. See “Asset Quality” in this section for a further discussion regarding non-performing assets.

In determining the allowance for loan losses and the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Based on management’s assessment of the adequacy of the loan loss reserve as of March 31, 2003, as well as the composition of the loan portfolio and non-performing loans, historical loss experience, and the level of non-performing loans, management believes the allowance for loan losses is adequate to provide for losses inherent in the portfolio at March 31, 2003.

Foreclosed real estate decreased $239,000 from December 31, 2002, to $2.1 million at March 31, 2003. The Bank’s foreclosed real estate at March 31, 2003 consisted of eight single-family homes.

Real estate held for development or sale increased $5.5 million from December 31, 2002, to $20.5 million at March 31, 2003 primarily due to continued project development and land acquisition. A summary of the carrying value of real estate held for development or sale follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Tallgrass of Naperville	$3,783	3,095
Shenandoah	8,723	7,794
Springbank	7,945	4,049

	$20,451	14,938

The increase in the balance of the Tallgrass of Naperville project is due to commercial and residential improvements during the three months ended March 31, 2003. At March 31, 2003, 48 lots remain in Tallgrass, with four under contract. Additionally, the project has approximately 9 acres remaining for development of townhomes, which are under contract and expected to close in the fourth quarter of 2003 at an estimated profit of $1.8 million. There are also 12.8 acres in two parcels of commercially zoned land expected to be sold, in bulk, to developers. The first parcel, representing approximately 4.8 acres is under contract and expected to close in the third quarter of 2003 at an estimated profit of $700,000. The Company has a letter of intent on the remaining commercial parcel of approximately 8.0 acres and expects to close in the fourth quarter of 2003 with an estimated profit of $700,000. The Shenandoah project is a 326-lot development located in Plainfield, Illinois. The Company is currently developing and selling lots in the first unit of this project. At March 31, 2003, 54 lots in the Shenandoah project were sold and an additional 68 are under contract.

Springbank, another residential development in Plainfield, Illinois, is currently planned to include 1,100 to 1,300 single-family residential lots as well as multi-family parcels depending on zoning ordinances and approvals. At March 31, 2003, MAF Developments, Inc. had multiple real estate purchase contracts that relate to the acquisition of approximately 780 acres of vacant land for this development. The aggregate purchase price of these contracts is $28.4 million of which $6.7 million has been funded to date. The contracts contain various contingencies, including satisfactory soil tests, environmental testing, and necessary zoning approvals, and provide for the takedown of the land in staggered closings over a four-year period. The proposed development is in its early planning stages and may entail the acquisition of additional land in the future. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission in the third quarter of 2003 to develop this project with its joint venture partner. Assuming the Company proceeds with this project, based on the existing purchase contracts, current estimated total development costs (including land acquisition) are approximately $68 million. The project will include single-family residential lots, multi-family and commercial parcels, along with various other amenities, including an 18-hole golf course, and is expected to be developed in a number of phases over a six- to eight-year period with the first lot closings expected in 2004.

Goodwill increased $550,000 to $95.3 million at March 31, 2003, from $94.8 million at December 31, 2002 due to a branch acquisition during the quarter.

Deposits increased $63.5 million, to $3.81 billion at March 31, 2003. The increase is primarily due to a $78.1 million increase in core deposit accounts offset by a $14.6 million decrease in certificates of deposit. At March 31, 2003, the Bank’s core deposits (passbooks, checking and money market accounts) total $2.19 billion or 57.5% of deposits, compared to $2.12 billion, or 56.4% of deposits at December 31, 2002. After consideration of interest of $15.9 million credited to accounts during the three months ended March 31, 2003, net cash inflows were $48.0 million, including $8.0 million acquired in the branch acquisition.

Borrowed funds, which consist primarily of FHLB of Chicago advances, were $1.50 billion at March 31, 2003 and $1.56 billion at December 31, 2002. During the three months ended March 31, 2003, $55.0 million of advances matured. Borrowings at March 31, 2003 also include $51.0 million outstanding on the Company’s unsecured bank term loan.

Stockholders’ equity increased $15.6 million, or 3.1% at March 31, 2003, primarily due to net income of $19.3 million, reduced by cash dividends declared of $4.2 million.

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

Non-performing loans decreased $151,000 to $25.2 million, or .58% of total loans receivable at March 31, 2003, compared to $25.4 million, or .58% of total loans receivable at December 31, 2002. Non-performing assets increased $9.2 million to $36.9 million, or .62% of total assets, at March 31, 2003, from $27.8 million or .47% of total assets at December 31, 2002, primarily due to two aircraft-related asset-backed securities totaling $9.6 million being placed on non-accrual and classified as substandard. One of these securities, with a March 31, 2003 carrying value of $5.4 million, was written down by $3.0 million in the fourth quarter of 2002, and the other with a March 31, 2003 carrying value of $4.2 million was written down by $5.0 million in the current quarter. The other security written down in the current quarter, which management has classified as special mention and is closely monitoring, was current as to principal and interest payments at March 31, 2003 and is still accruing interest. The March 31, 2003 carrying value of this security was $6.3 million after the $3.1 million write-down.

For the quarter ended March 31, 2003, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $459,000, compared to $378,000 for the three months ended March 31, 2002.

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

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At March 31, 2003, all of the Bank’s non-performing loans were classified as substandard. In addition, the Bank has classified five loans to two different borrowers aggregating $2.0 million of commercial real estate and land development loans as substandard for regulatory purposes. These loans are performing in accordance with the terms of the loan agreement and adequately secured by the underlying collateral.

At March 31, 2003, 87% of the Company’s loan portfolio consisted of loans secured by one-to-four family residential properties, including 10% relating to home equity loans and equity lines of credit. A total of 69% of non-performing assets consisted of loans secured by one-to-four family residential properties and on one-to-four family foreclosed real estate. At March 31, 2003, 50% of the one-to-four family non-performing loans carried private mortgage insurance or government guarantees. The average original loan-to-value ratio on the one-to-four family non-performing loans without supplemental mortgage insurance was 71%. The ratio of the allowance for loan losses to non-performing loans was 77.1% at March 31, 2003 compared to 76.7% at December 31, 2002, and 77.5% at March 31, 2002.

Delinquent Loans. Delinquencies in the Bank’s portfolio at the dates indicated were as follows:

	61–90 Days			91 Days or More(2)
	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total Loans(1)	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total Loans(1)
	(Dollars in thousands)
March 31, 2003	37		$4,542.10%	207		$25,243.56%

December 31, 2002	51		$4,577.10%	200		$25,394.58%

September 30, 2002	50		$6,177.13%	190		$29,094.61%

June 30, 2002	55		$7,010.16%	172		$24,990.56%

March 31, 2002	57		$6,367.15%	174		$25,217.58%

(1)	Percentage represents principal balance of delinquent loans to total loans outstanding.
(2)	The 91 Days or More category includes all loans on non-accrual regardless of days past due.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loans receivable portfolio in dollar amounts at the dates indicated:

	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,364,367	3,470,937	3,617,357	3,529,628	3,475,339	3,559,466
Held for sale	68,076	167,780	132,899	52,809	45,297	161,105
Multi-family	292,895	260,318	223,395	210,291	197,422	197,685
Commercial	147,955	142,493	145,505	139,115	134,709	140,128
Construction	51,688	48,179	50,492	48,936	41,846	43,756
Land	39,611	42,530	40,469	39,939	41,152	44,494

Total real estate loans	3,964,592	4,132,237	4,210,117	4,020,718	3,935,765	4,146,634

Consumer loans:
Equity lines of credit	420,533	387,025	358,985	317,031	278,688	258,884
Home equity loans	26,856	32,120	38,487	42,976	46,249	52,216
Other	6,436	6,255	4,798	5,971	6,835	7,975

Total consumer loans	453,825	425,400	402,270	365,978	331,772	319,075
Commercial business loans	22,813	20,592	18,928	19,714	17,964	18,596

Total loans receivable	4,441,230	4,578,229	4,631,315	4,406,410	4,285,501	4,484,305
Loans in process	28,771	30,689	27,175	19,427	17,276	21,678
Unearned discounts, premiums and deferred loan fees, net	(2,586)	(2,875)	(2,544)	(2,982)	(3,016)	(4,555)
Allowance for loan losses	19,471	19,483	19,458	19,375	19,554	19,607

Loans receivable, net	$4,395,574	4,530,932	4,587,226	4,370,590	4,251,687	4,447,575

Non-performing assets. The following table sets forth information regarding non-accrual loans, non-accrual investments securities, and foreclosed real estate of the Bank.

	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01
	(In thousands)
Non-performing loans:
One- to four-family and multi-family loans:
Non-accrual loans	$22,279	22,480	21,538	18,831	18,743	17,985
Accruing loans 91 days or more overdue	—	—	—	—	—	—

Total	22,279	22,480	21,538	18,831	18,743	17,985

Commercial real estate, construction and land loans:
Non-accrual loans	1,769	1,755	6,306	5,069	5,330	544
Accruing loans 91 days or more overdue	—	—	—	—	—	—

Total	1,769	1,755	6,306	5,069	5,330	544

Other loans:
Non-accrual loans	1,195	1,159	1,250	1,090	1,144	922
Accruing loans 91 days or more overdue	—	—	—	—	—	—

Total	1,195	1,159	1,250	1,090	1,144	922

Total non-performing loans:
Non-accrual loans	25,243	25,394	29,094	24,990	25,217	19,451
Accruing loans 91 days or more overdue	—	—	—	—	—	—

Total	$25,243	25,394	29,094	24,990	25,217	19,451

Non-accrual loans to total loans	.58%	.58	.65	.57	.59	.45
Accruing loans 91 days or more overdue to total loans	—	—	—	—	—	—

Non-performing loans to total loans	.58%	.58	.65	.57	.59	.45

Non-accrual investment securities	$9,571	—	—	—	—	—

Foreclosed real estate:
One- to four-family	$2,127	2,366	474	809	2,170	1,405
Commercial, construction and land	—	—	—	—	—	—

Total	$2,127	2,366	474	809	2,170	1,405

Non-performing loans and foreclosed real estate to total loans and foreclosed real estate	.63%	.63	.66	.59	.65	.48

Total non-performing assets	$36,941	27,760	29,568	25,799	27,387	20,856

Total non-performing assets to total assets	.62%	.47	.50	.45	.49	.37

Liquidity and Capital Resources

The Company’s principal sources of funds during the three months ended March 31, 2003 were cash dividends paid by the Bank of $10.0 million. The Company’s principal uses of funds during the three months ended March 31, 2003 were cash dividends to shareholders and interest payments on the Company’s $51.0 million unsecured bank term loan. No principal payments were paid or due on this loan since December 31, 2002. The Company has a scheduled principal payment of $6.0 million due on December 31, 2003. The Company also maintains a one-year, $40.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on November 30. The line of credit has no outstanding balance as of March 31, 2003. For the three-month period ended March 31, 2003, the Company declared common stock dividends of $.18 per share, or $4.2 million.

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

During the three months ended March 31, 2003, the Bank originated loans totaling $1.06 billion compared with $678.0 million during the same period in 2002. Loan sales, for the three months ended March 31, 2003, were $477.6 million, compared to $364.5 million for the prior year period. The Bank had outstanding commitments to originate loans of $953.1 million and commitments to sell loans of $246.1 million at March 31, 2003. At March 31, 2003, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of the Company’s Form 10-K for the year ended December 31, 2002, for a discussion of the Company’s contractual obligations and off-balance sheet commitments. There have been no material changes in the Company’s contractual obligations since December 31, 2002. Significant changes in off-balance sheet commitments since December 31, 2002 include a $215.6 million increase in mortgage loan commitments, all expiring within one year, and a $38.8 million increase in unused equity lines of credit balances, primarily with greater than five-year maturities. At March 31, 2003, the Bank had $7.8 million of credit risk related to loans sold to the MPF program, $3.9 million of loans sold with recourse to other investors and $9.4 million credit risk related to loans with private mortgage insurance in force.

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

The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. At March 31, 2003, the Company was positively gapped over this period. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in an improvement in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a positive gap would likely result in a reduction in net interest income. Management’s goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management’s decisions based on its expectation of future interest rate trends. The Bank’s asset/liability management strategy emphasizes, for its own portfolio, the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank’s cost of funds.

The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at March 31, 2003 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call or put provisions are generally shown in the category relating to their respective final maturities. However, due to changes in market interest rates, $5.1 million of investments with a final maturity of 43 months, but callable in six months to one year are categorized in the six months to one year category, in anticipation of their call.

The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and may be repriced within each of the periods specified. Certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, such as the pricing of deposits. Additionally, certain assets such as hybrid adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, as interest rates change, actual loan prepayment rates may differ significantly from those rates assumed by management for presentation purposes in the table. If actual rates differ from those assumed, there may be an adverse effect on the Bank’s operations.

Management believes that its asset/liability management strategies mitigate the potential effects of changes in interest rates on the Bank’s operations and does not believe that the following table which is a snapshot based on a point in time is particularly useful in assessing future results.

	At March 31, 2003
	6 Months or Less	More Than 6 Months to 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$1,207,214	582,885	1,317,482	704,980	602,484	4,415,045
Mortgage-backed securities	55,827	42,079	73,204	54,460	79,396	304,966
Interest-bearing deposits	196,812	—	—	—	—	196,812
Federal funds sold	163,187	—	—	—	—	163,187
Investment securities (1)	351,938	6,652	38,804	61,682	34,341	493,417

Total interest-earning assets	1,974,978	631,616	1,429,490	821,122	716,221	5,573,427
Impact of hedging activity (2)	68,076	—	—	—	(68,076)	—

Total net interest-earning assets adjusted for impact of hedging activities	2,043,054	631,616	1,429,490	821,122	648,145	5,573,427

Interest-bearing liabilities:
NOW and checking accounts	31,910	29,367	107,484	66,767	141,879	377,407
Money market accounts	464,869	—	—	—	—	464,869
Passbook accounts	88,746	81,280	297,485	184,791	392,681	1,044,983
Certificate accounts	820,257	234,862	480,128	74,183	10,429	1,619,859
FHLB advances	110,500	120,000	590,000	300,000	330,000	1,450,500
Other borrowings	51,000	—	—	—	—	51,000

Total interest-bearing liabilities	1,567,282	465,509	1,475,097	625,741	874,989	5,008,618

Interest sensitivity gap	$475,772	166,107	(45,607)	195,381	(226,844)	564,809

Cumulative gap	$475,772	641,879	596,272	791,653	564,809

Cumulative gap assets as a percentage of total assets	7.95%	10.72	9.96	13.23	9.44
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	130.36%	131.58	117.00	119.15	111.28

At December 31, 2002
Cumulative gap	$346,683	607,407	636,733	835,333	503,797

Cumulative gap assets as a percentage of total assets	5.84%	10.23	10.72	14.07	8.49
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	121.53%	129.59	118.45	120.55	110.04

(1)	Includes $204.4 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

The following table sets forth certain information relating to the Bank’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 2003 includes fees which are considered adjustments to yield.

	Three Months Ended March 31,						At March 31, 2003
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans receivable	$4,504,911	66,985	5.95%	$4,353,404	72,005	6.62%	$4,415,045	5.86%
Mortgage-backed securities	325,744	3,523	4.33	176,549	2,372	5.37	304,966	4.44
Interest-bearing deposits(1)	121,419	563	1.88	84,047	436	2.10	200,059	1.25
Federal funds sold(1)	123,961	610	2.00	181,223	927	2.07	196,812	1.22
Investment securities	510,289	5,345	4.25	473,387	5,816	4.98	493,417	4.36

Total interest-earning assets	5,586,324	77,026	5.53	5,268,610	81,556	6.20	5,610,299
Non-interest earning assets	339,634			318,019			374,631

Total assets	$5,925,958			$5,586,629			$5,984,930

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	3,533,951	16,962	1.95	3,352,212	25,546	3.09	3,507,118	1.86
Borrowed funds	1,523,944	19,009	5.06	1,440,437	20,046	5.64	1,501,500	5.04

Total interest-bearing liabilities	5,057,895	35,971	2.88	4,792,649	45,592	3.86	5,008,618	2.82

Non-interest bearing deposits	223,928			222,417			307,626
Other liabilities	133,058			129,027			151,668

Total liabilities	5,414,881			5,144,093			5,467,912
Stockholders’ equity	511,077			442,536			517,018

Liabilities and stockholders’ equity	$5,925,958			$5,586,629			$5,984,930

Net interest income/interest rate spread		41,055	2.65%		35,964	2.34%		2.53%

Net earning assets/net yield on average interest-earning assets	$528,429		2.94%	$475,961		2.73%	$564,809	N/A

Ratio of interest-earning assets to interest-bearing liabilities		110.45%			109.93%			111.28%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

Rate/Volume Analysis of Net Interest Income

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2003 Compared to March 31, 2002 Increase (Decrease)
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$2,439	(7,459)	(5,020)
Mortgage-backed securities	1,687	(536)	1,151
Interest-bearing deposits	178	(51)	127
Federal funds sold	(283)	(34)	(317)
Investment securities	439	(910)	(471)

Total	4,460	(8,990)	(4,530)

Interest-bearing liabilities:
Deposits	1,353	(9,937)	(8,584)
Borrowed funds	1,140	(2,177)	(1,037)

Total	2,493	(12,114)	(9,621)

Net change in net interest income	$1,967	3,124	5,091

Comparison of the Results of Operations for the Three Months Ended March 31, 2003 and 2002

General—Net income for the three months ended March 31, 2003 was $19.3 million, or $.81 per diluted share, compared to net income of $16.6 million, or $.70 per diluted share for the three months ended March 31, 2002. The 15.7% increase in earnings per share is primarily due to higher net interest income, deposit account service fees, and mortgage-backed securities and loan sale gains, offset by higher loan servicing fee expense, impairment write-downs on investment securities, higher non-interest expense and taxes.

Net interest income—Net interest income was $41.1 million for the current quarter, compared to $36.0 million for the quarter ended March 31, 2002, an increase of $5.1 million or 14.2%. The Company’s average interest-earning assets increased to $5.59 billion for the three months ended March 31, 2003 compared to $5.27 billion for the three months ended March 31, 2002, while the Company’s net interest margin improved to 2.94% for the current three month period, compared to 2.73% for the prior year quarterly period. The improved margin is attributable to a greater decline in the Bank’s average cost of funds than the decline in the yield on interest-earning assets. This reflects the shorter-term nature of the Bank’s deposit accounts, as well as downward repricing of its core deposit (commercial and non-interest checking accounts, NOW accounts, money market accounts and passbooks) and certificate of deposit accounts due to the large decline in short-term interest rates over the past twelve months. The Bank has been focused on increasing low-cost core deposit balances, which now comprise 57.5% of the Bank’s deposit base compared to 53.2% at March 31, 2002.

Interest income on loans receivable decreased $5.0 million despite a $151.5 million increase in average loans receivable. The decline in interest rates has led to a high level of prepayments and downward repricing of ARM loans, which led to a 67 basis point decline in the average yield on loans receivable. The decrease in interest income and average yield on loans receivable was mitigated by the receipt of $866,000 of prepayment penalty fee income on one-to-four family mortgage loans. The increase in the average balance of loans receivable is due to the Company’s strong asset generation capabilities and record low interest rates. Loan originations continued at a high level over the past 12 months with an increase in adjustable rate loan originations, which the Company usually holds in portfolio. Interest income on mortgage-backed securities increased $1.2 million to $3.5 million for the current quarter, due primarily to a $149.2 million increase in average balances, while interest income on investment securities decreased $471,000 to $5.3 million or 8.1% due to a 73 basis point decline in average yield, offset by a $36.9 million, or 7.8% increase in average balance. Both portfolios experienced a decrease in average yield due to the dramatic decrease in interest rates. The increase in investment and mortgage-backed securities balances is primarily due to purchases during the quarter as a result of higher cash flows from loan prepayments, loan sales and deposit inflows.

Interest expense on deposit accounts decreased $8.6 million to $17.0 million for the first quarter of 2003, despite a $181.7 million increase in average deposits compared to the prior year quarter. The 114 basis point decrease in the average cost of deposits for the first quarter of 2003 compared to the prior year’s three-month period is primarily due to the downward repricing of maturing certificates of deposit, as well as the lower interest rates paid on core deposits due to the decline in short-term rates. Based on the current market interest rate outlook, the Bank expects the average cost of deposits to trend lower throughout the remainder of 2003.

Interest expense on borrowed funds decreased $1.0 million to $19.0 million, as a result of a 58 basis point decrease in the average cost of borrowed funds offset by an $83.5 million increase in the average balance of borrowed funds. The Bank has been repaying maturing advances due to heavy fixed-rate refinance activity limiting loans receivable growth, and net savings inflows.

Provision for loan losses—Based on management’s assessment of the adequacy of the loan loss reserve as of March 31, 2003 and 2002, the Bank provided no provision for loan losses during the first quarters of 2003 or 2002. Net charge-offs during the first quarter of 2003 were $12,000 compared to net charge-offs of $11,000 for the three months ended March 31, 2002.

Non-interest income—Non-interest income increased $2.3 million, or 17.1%, to $16.0 million for the three months ended March 31, 2003, compared to $13.7 million for the three months ended March 31, 2002. Increases were primarily in gains on sales of loans and mortgage-backed securities and fee income from deposit accounts, offset by decreases in loan servicing fee income and write-downs on investment securities.

Gain on sale of loans increased to $7.5 million for the three months ended March 31, 2003, compared to $2.3 million for the three months ended March 31, 2002. The increased gains are due to a $113.1 million increase in loan sale volume to $477.6 million for the three months ended March 31, 2003 compared to loan sales of $364.5 million in the first quarter of 2002, as well as increased margins on sales.

Gain on the sale of mortgage-backed securities was $5.4 million for the three months ended March 31, 2003. The Company did not sell any mortgage-backed securities during the first quarter 2002. During the current three-month period, the Company swapped into mortgage-backed securities a total of $85.3 million of prepayment-protected fixed-rate mortgages, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities resulting in the gain for the period. These sales were undertaken to improve the Company’s interest rate risk position by lengthening its asset duration to better match the Company’s increased liability duration, as the average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speeds.

During the current three months, the Company recorded a net loss of $5.7 million on investment securities, reflecting the $8.1 million write-downs on two floating-rate debt securities, partially offset by gains of $2.4 million on the sale of $32.6 million of various fixed-rate debt, equity and government securities.

Income from real estate operations decreased $1.3 million to $1.6 million for the three months ended March 31, 2003 compared to the prior year quarter. The decrease is primarily due to lower profit margins on the 54 lots sold during the current quarter in the Shenandoah project and one lot in its Tallgrass of Naperville project during the three months ended March 31, 2003, compared to profit margins on the 46 lots sold in the Tallgrass of Naperville project for the prior year quarter.

Deposit account service charges increased $615,000, or 12.7%, to $5.4 million for the three months ended March 31, 2003 compared to $4.8 million for the prior year quarter, due to continued growth in the number of checking accounts through internal sales efforts and branch openings, as well as fee increases for services provided. At March 31, 2003, the Bank had 157,700 checking accounts, compared to 144,000 at March 31, 2002, an increase of 9.5%.

In April 2003, Visa reached an agreement to settle merchant litigation regarding debit card interchange reimbursement fees. We issue Visa debit cards to a large percentage of our checking account customers. The amount of interchange revenue generated for a transaction depends on whether it is signature-based (offline) or PIN-based (online). Signature-based transactions generate a higher amount of interchange revenue than PIN-based transactions. During the three months ended March 31, 2003, gross revenue from signature-based debit transactions totaled $1.0 million. Preliminary information on the settlement includes a reduction in the signature-based fee collected from merchants of at least 33% beginning on August 1, 2003. Assuming no increase in signature-based debit card volume over first-quarter levels, the decrease in fees would result in a reduction in net income of approximately $350,000 for the five-month period from August 1, 2003 to December 31, 2003.

The Company recorded net loan servicing fee expense of $1.4 million for the three months ended March 31, 2003 compared to expense of $40,000 for the three months ended March 31, 2002, a net decrease of $1.3 million. Although the average balance of loans serviced for others increased 38% to $2.10 billion for the current three months, which increased fees received by the Bank, amortization of mortgage servicing rights increased to $3.0 million for the current quarter compared to $1.1 million for the prior period due to heavy prepayments resulting from lower interest rates.

Non-interest expense—Non-interest expense increased $3.1 million or 13.1% to $26.7 million, compared to $23.6 million for the three months ended March 30, 2002.

Compensation and benefits increased 9.9% or $1.4 million to $15.6 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The increase is primarily due to normal salary increases, higher payroll taxes and medical costs and increased staffing costs.

Occupancy expense increased $664,000, or 23.2% to $3.5 million for the three months ended March 31, 2003 compared to the prior year period, primarily due to higher depreciation, rent expenses and general maintenance costs.

Advertising and promotion expense increased $134,000 or 11.3% to $1.3 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to higher costs relating to new account openings and radio advertising.

Other non-interest expense increased $954,000 or 24.6% to $4.8 million for the three months ended March 31, 2003 compared to the prior year period. The increased costs were primarily due to higher professional, postage and telephone expenses, as well as higher bad check losses.

Income taxes—For the three months ended March 31, 2003, income tax expense totaled $11.1 million, or an effective income tax rate of 36.5% compared to $9.4 million, or an effective income tax rate of 36.1%, for the three months ended March 31, 2002. The higher effective income tax rate in the first quarter of 2003 is primarily the result of higher state income taxes.

Outlook for the Balance of 2003

The Company is reiterating its previous outlook for calendar 2003, and currently expects earnings to be in the range of $3.30-$3.35 per diluted share.

The Company’s projections for 2003 assume a relatively unchanged yield curve from the current level. The Company currently expects loan origination activity to decline modestly in the second half of the year as loan refinancing activity is expected to ease, and estimates that total origination volume for the year may decline 5–10% compared to 2002. Loan sale volume for 2003 is expected to be comparable to 2002 levels. If the economy remains sluggish and the Federal Reserve does not begin tightening monetary policy until early 2004 as expected, management anticipates the net interest margin for 2003 to be in a range of 2.82%–2.90%. The Company expects to report continued growth in fee income in 2003 and is currently projecting income from real estate development operations in the range of $12–$13 million for 2003. The projections also assume continued strong housing and mortgage activity in the Bank’s markets and good credit quality.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company’s December 31, 2002 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis since December 31, 2002. See “Asset/Liability Management” in Item 2. for a further discussion of the Company’s interest rate sensitivity gap analysis.

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

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system will take into account resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any system of controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may require changes to address changes in conditions and other factors to remain effective, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, based on its most recent evaluation of controls, the Company’s management believes it has a reasonable basis to conclude that its system of controls provides reasonable assurances as to the integrity of its financial records and accounts.

Part II - Other Information

Item 1.	Legal Proceedings. Not applicable.

Item 2.	Changes in Securities. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s March 31, 2001 Form 10-Q.)

Exhibit No. 11. Statement re: Computation of per share earnings.

Quarter Ended March 31, 2003
Net income	$19,288

Weighted average common shares outstanding	23,300,671

Basic earnings per share	$.83

Weighted average common shares outstanding	23,300,671
Common stock equivalents due to dilutive effect of stock options	551,513

Total weighted average common shares and equivalents
Outstanding for diluted computation	23,852,184

Diluted earnings per share	$.81

Exhibit No. 99.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

A Form 8-K was filed to report that on January 28, 2003 MAF Bancorp, Inc. announced its 2002 fourth quarter earnings results, and a copy of the press release was included as an exhibit.

A Form 8-K was filed to report that on February 24, 2003 MAF Bancorp, Inc. announced its participating in the Midwest 2003 Super-Community Bank Conference held in Chicago on February 25-26, 2003, and a copy of the press release was included as an exhibit.

A Form 8-K was filed to report that on February 24, 2003 MAF Bancorp, Inc. announced its participating in the Raymond James and Associates 24th Annual Institutional Investor Conferences held in Orlando, FL on March 3-5, 2003, and a copy of the press release was included as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp. Inc.
(Registrant)

Date:	May 12, 2003	By:	/S/ ALLEN H. KORANDA
Allen H. Koranda Chairman of the Board and Chief Executive Officer

Date:	May 12, 2003	By:	/S/ JERRY A. WEBERLING
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

Date:	May 12, 2003	By:	/S/ ALLEN H. KORANDA
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

Date:	May 12, 2003	By:	/S/ JERRY A. WEBERLING
Jerry A. Weberling Executive Vice President and Chief Financial Officer