Form 10-Q
period 2003-06-30
MAF BANCORP INC
filed 2003-08-12
CIK 854662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, was 25,772,996 at August 8, 2003.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$98,469	134,265
Interest-bearing deposits	87,372	28,210
Federal funds sold	73,616	100,205

Total cash and cash equivalents	259,457	262,680

Investment securities available for sale, at fair value	267,811	308,235
Stock in Federal Home Loan Bank of Chicago, at cost	207,491	169,708
Mortgage-backed securities available for sale, at fair value	315,393	365,638
Loans receivable held for sale	92,830	167,780
Loans receivable, net of allowance for losses of $19,379 and $19,483	4,521,927	4,363,152
Accrued interest receivable	22,794	27,513
Foreclosed real estate	1,345	2,366
Real estate held for development or sale	23,280	14,938
Premises and equipment, net	78,393	72,492
Other assets	64,871	67,753
Goodwill	95,375	94,796
Intangibles	20,328	20,130

	$5,971,295	5,937,181

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,836,466	3,751,237
Borrowed funds	1,471,000	1,556,500
Advances by borrowers for taxes and insurance	37,331	37,700
Accrued expenses and other liabilities	100,662	90,286

Total liabilities	5,445,459	5,435,723

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 80,000,000 shares; 25,420,650 shares issued; 23,201,179 and 23,252,815 shares outstanding	254	254
Additional paid-in capital	205,169	204,710
Retained earnings, substantially restricted	372,983	342,790
Accumulated other comprehensive income	1,807	4,819
Stock in gain deferral plan; 238,683 and 236,401 shares	929	851
Treasury stock, at cost; 2,219,471 and 2,167,835 shares	(55,306)	(51,966)

Total stockholders’ equity	525,836	501,458

	$5,971,295	5,937,181

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$64,304	71,563	131,289	143,568
Mortgage-backed securities available for sale	2,734	2,908	6,257	5,280
Investment securities available for sale	5,497	6,122	10,842	11,938
Interest-bearing deposits and federal funds sold	1,390	1,289	2,563	2,652

Total interest income	73,925	81,882	150,951	163,438

Interest expense:
Deposits	14,855	24,218	31,817	49,764
Borrowed funds	18,507	19,527	37,516	39,573

Total interest expense	33,362	43,745	69,333	89,337

Net interest income	40,563	38,137	81,618	74,101
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	40,563	38,137	81,618	74,101
Non-interest income:
Gain (loss) on sale or writedown of:
Loans receivable held for sale	8,254	2,662	15,802	5,002
Mortgage-backed securities	—	39	5,352	39
Investment securities	285	517	(5,427)	982
Foreclosed real estate	302	124	233	151
Income from real estate operations	1,687	160	3,322	3,057
Deposit account service charges	5,960	5,527	11,399	10,351
Loan servicing fee expense, net	(2,040)	137	(3,416)	97
Impairment of mortgage servicing rights	(940)	(490)	(940)	(490)
Brokerage commissions	648	642	1,379	1,245
Other	2,817	2,276	5,284	4,834

Total non-interest income	16,973	11,594	32,988	25,268

Non-interest expense:
Compensation and benefits	15,654	14,719	31,292	28,945
Office occupancy and equipment	3,453	2,801	6,984	5,668
Advertising and promotion	1,777	1,362	3,098	2,549
Data processing	992	847	1,965	1,846
Federal deposit insurance premiums	161	173	322	347
Other	4,337	3,975	9,009	7,679
Amortization of core deposit intangibles	370	409	749	833

Total non-interest expense	26,744	24,286	53,419	47,867

Income before income taxes	30,792	25,445	61,187	51,502
Income tax expense	11,253	9,059	22,360	18,474

Net income	$19,539	16,386	38,827	33,028

Basic earnings per share	$.84	.71	1.67	1.43

Diluted earnings per share	$.82	.69	1.63	1.39

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2003
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock in gain deferral plan	Treasury stock	Total
Balance at December 31, 2002	$254	204,710	342,790	4,819	851	(51,966)	501,458

Comprehensive income:
Net income	—	—	38,827	—	—	—	38,827
Other comprehensive income, net of tax:
Unrealized holding loss during the period	—	—	—	(3,060)	—	—	(3,060)
Less: reclassification adjustment of loss included in net income	—	—	—	48	—	—	48

Total comprehensive income	—	—	38,827	(3,012)	—	—	35,815

Exercise of 75,272 stock options and reissuance of treasury stock	—	—	(271)	—	—	1,268	997
Allocation of 33,896 treasury shares to deferred compensation plan	—	—	—	—	—	820	820
Tax benefits from stock-related compensation	—	459	—	—	—	—	459
Purchase of shares of treasury stock	—	—	—	—	—	(5,428)	(5,428)
Cash dividends declared ($.36 per share)	—	—	(8,371)	—	—	—	(8,371)
Dividends paid to gain deferral plan	—	—	8	—	78	—	86

Balance at June 30, 2003	$254	205,169	372,983	1,807	929	(55,306)	525,836

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income	$38,827	33,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,678	3,124
FHLB of Chicago stock dividend	(7,783)	(3,565)
Deferred income tax (benefit) expense	(4,658)	185
Amortization of core deposit intangibles	749	833
Amortization of premiums, discounts, and deferred loan fees	2,891	2,005
Amortization and impairment of mortgage servicing rights	7,662	2,605
Net gain on sale of loans receivable held for sale	(15,802)	(5,002)
Net (gain) loss on sale of investment securities and mortgage-backed securities	75	(1,021)
Net gain on real estate held for development or sale	(3,322)	(3,057)
Decrease in accrued interest receivable	4,719	325
Net decrease in other assets and liabilities	9,063	68
Loans originated for sale	(805,191)	(467,923)
Sale of loans originated for sale	891,568	576,941

Net cash provided by operating activities	122,476	138,546

Investing activities:
Loans receivable originated for investment	(1,642,309)	(933,987)
Principal repayments on loans receivable	1,399,794	903,629
Principal repayments on mortgage-backed securities	115,048	23,561
Proceeds from maturities of investment securities available for sale	59,678	63,767
Proceeds from sale of:
Investment securities available for sale	48,162	8,773
Mortgage-backed securities available for sale	151,708	14,823
Real estate held for development or sale	11,607	10,517
Purchases of:
Investment securities available for sale	(72,875)	(97,023)
Mortgage-backed securities available for sale	(133,013)	(135,803)
Stock in FHLB of Chicago	(30,000)	(30,000)
Real estate held for development or sale	(11,683)	(3,493)
Premises and equipment	(9,325)	(6,620)
Proceeds from acquisitions, net of cash acquired	7,968	—

Net cash used in investing activities	$(105,240)	(181,856)

(continued)

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Financing activities:
Proceeds from FHLB of Chicago advances	$—	150,000
Repayment of unsecured line of credit	—	(10,000)
Repayment of FHLB of Chicago advances	(85,500)	(140,000)
Proceeds from exercise of stock options	1,174	1,881
Purchase of treasury stock	(5,428)	(96)
Cash dividends	(7,602)	(6,159)
Net increase in deposits	77,266	151,687
Decrease in advances by borrowers for taxes and insurance	(369)	(762)

Net cash (used in) provided by financing activities	(20,459)	146,551

Increase (decrease) in cash and cash equivalents	(3,223)	103,241
Cash and cash equivalents at beginning of period	262,680	224,672

Cash and cash equivalents at end of period	$259,457	327,913

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$69,958	89,738
Income taxes	25,477	18,157
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	1,910	1,724
Loans receivable swapped into mortgage-backed securities	$130,897	13,624

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Three and Six Months Ended June 30, 2003 and 2002

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), as of and for the three and six month periods ended June 30, 2003 and 2002 and as of December 31, 2002. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$19,539	23,274,342	$.84	$16,386	23,154,581	$.71

Effect of dilutive securities:
Stock options		583,546			691,551

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$19,539	23,857,888	$.82	$16,386	23,846,132	$.69

	Six Months Ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$38,827	23,287,507	$1.67	$33,028	23,084,701	$1.43

Effect of dilutive securities:
Stock options		567,529			626,375

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$38,827	23,855,036	$1.63	$33,028	23,711,076	$1.39

(3) Commitments and Contingencies

At June 30, 2003, the Bank had outstanding commitments to originate one-to-four family loans of $1.07 billion, of which $709.5 million were fixed-rate loans and $364.7 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $513.3 million of these commitments, of which $370.5 million were fixed-rate loans, with rates ranging from 3.5% to 8.25%, and $142.8 million were adjustable rate loans with rates ranging from 2.25% to 7.25%. The interest rates on the remaining commitments of $560.7 million float at current market rates. At June 30, 2003, the Bank had outstanding forward commitments to sell $212.5 million of fixed-rate mortgage loans.

At June 30, 2003, the Bank had outstanding standby letters of credit totaling $17.6 million. Of this amount $13.3 million is comprised of letters of credit to enhance a developer’s industrial revenue bond financings of commercial real estate in the Bank’s market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $11.8 million related to real estate development improvements.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At June 30, 2003, the Bank had $9.0 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $3.9 million of loans sold with recourse to other investors, and approximately $12.0 million of credit risk related to loans with private mortgage insurance in force.

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

	At or For the Three Months Ended June 30, 2003
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$73,925	—	—	73,925
Interest expense	33,362	—	—	33,362

Net interest income	40,563	—	—	40,563
Non-interest income	15,286	1,687	—	16,973
Non-interest expense	26,496	248	—	26,744

Income before income taxes	29,353	1,439	—	30,792
Income tax expense	10,682	571	—	11,253

Net income	$18,671	868	—	19,539

Average assets	$5,944,882	21,716	—	5,966,598

	At or For the Three Months Ended June 30, 2002
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$81,882	—	—	81,882
Interest expense	43,718	27	—	43,745

Net interest income	38,164	(27)	—	38,137
Non-interest income	11,434	160	—	11,594
Non-interest expense	23,988	298	—	24,286

Income before income taxes	25,610	(165)	—	25,445
Income tax expense	9,124	(65)	—	9,059

Net income (loss)	$16,486	(100)	—	16,386

Average assets	$5,623,995	13,754	—	5,637,749

	At or For the Six Months Ended June 30, 2003
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$150,951	—	—	150,951
Interest expense	69,333	—	—	69,333

Net interest income	81,618	—	—	81,618
Non-interest income	29,666	3,322	—	32,988
Non-interest expense	52,602	817	—	53,419

Income before income taxes	58,682	2,505	—	61,187
Income tax expense	21,366	994	—	22,360

Net income	$37,316	1,511	—	38,827

Average assets	$5,926,764	19,626	—	5,946,390

	At or For the Six Months Ended June 30, 2002
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$163,438	—	—	163,438
Interest expense	89,280	57	—	89,337

Net interest income	74,158	(57)	—	74,101
Non-interest income	22,211	3,057	—	25,268
Non-interest expense	47,192	675	—	47,867

Income before income taxes	49,177	2,325	—	51,502
Income tax expense	17,552	922	—	18,474

Net income	$31,625	1,403	—	33,028

Average assets	$5,598,078	14,252	—	5,612,330

(7) Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions-an amendment of the Financial Accounting Standards Board, (“FASB”) No. 72 and 144 and FASB Interpretation No. 9, effective January 1, 2002. These pronouncements provide that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather tested at least annually for impairment. As required, the Company discontinued the amortization of goodwill as of January 1, 2002 and goodwill currently has a net carrying amount of $95.4 million at June 30, 2003. The Company evaluates goodwill for impairment at least annually. An evaluation was completed as of May 31, 2003. No impairment was deemed necessary as a result of the Company’s analysis.

The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2003 is as follows:

	Banking	Land Development	Total
	(Dollars in thousands)
Balance as of December 31, 2002	$94,796	—	94,796
Additions	579	—	579

Balance at June 30, 2003	$95,375	—	95,375

The changes in the carrying amount of intangibles for the six months ended June 30, 2003 is as follows:

	Core deposit Intangibles	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance at December 31, 2002	$7,170	12,960	20,130
Additions	85	8,524	8,609
Amortization expense	(749)	(6,722)	(7,471)
Increase in valuation allowance	—	(940)	(940)

Balance at June 30, 2003	$6,506	13,822	20,328

The following is a summary of intangible assets subject to amortization:

	As of June 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$16,031	(9,525)	15,947	(8,777)
Mortgage servicing rights (1)	16,224	(2,402)	15,207	(2,247)

Total	$32,255	(11,927)	31,154	(11,024)

(1)	The gross carrying amounts for June 30, 2003 and December 31, 2002 are net of impairment reserves of $4.3 million and $3.4 million respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the six months ended June 30, 2003 and estimates for the six months ended December 31, 2003 and five years thereafter are as follows. These estimates are based on the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of June 30, 2003.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Six months ended June 30, 2003	$749	6,722
Estimated Amortization Expense:
For the Six Months Ended December 31, 2003	735	3,400
For the Year Ended December 31, 2004	1,400	3,900
For the Year Ended December 31, 2005	1,300	2,000
For the Year Ended December 31, 2006	900	1,500
For the Year Ended December 31, 2007	600	1,200
For the Year Ended December 31, 2008	600	900

(8) Stock Option Plans

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$19,539	16,386	38,827	33,028
Deduct: total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	839	740	1,664	1,472

Pro-forma net income	18,700	15,646	37,163	31,556

Basic Earnings per Share
As Reported	.84	.71	1.67	1.43
Pro-forma	.80	.68	1.60	1.37
Diluted Earnings Per Share
As Reported	.82	.69	1.63	1.39
Pro-forma	.80	.68	1.60	1.37

(9) Subsequent Event

On July 21, 2003, the Company completed its previously announced acquisition of Fidelity Bancorp, Inc. (“Fidelity”), in an all-stock transaction. Approximately 2.8 million shares were issued as a result of the transaction and options to purchase Fidelity common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 20,632 shares of the Company’s common stock. At acquisition date, Fidelity had $612.9 million in total assets, $434.6 million in deposits and $59.6 million in stockholders’ equity. The acquisition added five new offices to the Bank’s branch network, three in the City of Chicago and two in the suburban markets of Schaumburg and Franklin Park.

(10) New Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. The Company does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, this Statement should be applied prospectively. The Company does not expect that the application of this Statement will materially impact its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected costs or unanticipated difficulties associated with the integration of Fidelity Bancorp into the Company, difficulties or delays in completing the acquisition of St. Francis Capital Corporation, difficulties in the integration or delays in the data processing conversion which may affect the Company’s ability to achieve anticipated cost savings related to the operation of the acquired banking offices of St. Francis, higher than expected costs related to the St. Francis transaction, unanticipated changes in interest rates or flattening of the yield curve, deteriorating economic conditions which could result in increased delinquencies in the Company’s or St. Francis’ loan portfolio, changes in purchase accounting adjustments and/or amortization periods relating to the St. Francis acquisition, legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s or St. Francis’ loan or investment portfolios, or further deterioration in the value of investment securities, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company’s and St. Francis’ market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Set forth below are highlights of the Company’s second quarter 2003 performance results:

•	Diluted EPS of $.82, up 18.8% from last year’s second quarter;

•	Net income of $19.5 million, up 19.2% from a year ago;

•	Return on average equity of 14.97% for the quarter;

•	Return on average assets of 1.31% for the quarter;

•	Strong loan origination volume of $1.4 billion, a quarterly record;

•	Loan sale volume of $401 million, generating gains of $8.3 million;

•	Opening of two new branch offices;

•	Agreement to acquire St. Francis Capital Corporation, a Milwaukee, WI-based banking organization with assets of $2.3 billion;

General

MAF Bancorp, Inc. (“Company”), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb (“Bank”), and in the residential land development business primarily through MAF Developments, Inc.

The Bank offers various financial services to its customers through a network of 43 branches in suburban and urban communities in the Chicago metropolitan area including 13 locations on the north and northwest side of Chicago, a strong presence in Cook County and DuPage County, and increasing penetration of the rapidly-growing Will and Kane Counties, as well as a presence in the southwest suburbs of Chicago. Management has current plans to open another banking office during 2003 with the site now in development. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans.

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

As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago metropolitan area or which allow the Company to expand outside its current primary market areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and may involve earnings per share dilution depending on the Company’s success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved. However, based on preliminary estimates of purchase accounting adjustments, the Company currently anticipates that the acquisition of St. Francis will be accretive to earnings per share in 2004.

On July 21, 2003, the Company completed the acquisition of Fidelity Bancorp in an all-stock transaction. At acquisition date, Fidelity had assets of $612.9 million, deposits of $434.6 million and five branch offices in the Chicago area. Approximately 2.8 million shares were issued as a result of the transaction and options to purchase Fidelity common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 20,632 shares of the Company’s common stock.

On May 21, 2003, the Company announced that it had reached an agreement to acquire St. Francis Capital Corporation in an all-stock transaction valued at approximately $264 million on the date of the announcement. As previously disclosed, the Company expects this transaction to close in the fourth quarter of 2003. At June 30, 2003, St. Francis had assets of $2.3 billion, deposits of $1.4 billion and 22 branch offices in the Milwaukee area.

During June 2003, the Bank opened two new branch offices in the suburban Plainfield area. In July 2003 new branch offices were also opened in Skokie and Niles to expand the branch network to its present 43 locations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations of the Company is based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, and are more fully described in Note 1 of the consolidated financial statements found in the Company’s Form 10-K for the fiscal year ended December 31, 2002 in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements require that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends, and other information available to management. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capital Standards. Savings associations must satisfy three different measures of capital adequacy: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio. The minimum level required for each of these capital standards is established by regulation. The Company has managed its balance sheet so as to reasonably exceed these minimums. The acquisition of Fidelity did not have a significant impact on capital adequacy levels.

Core Capital Requirement

The core capital requirement, or the required “leverage limit,” generally requires a savings institution to maintain core capital of not less than 4% of adjusted total assets. For the Bank, core capital generally includes common stockholders’ equity (including retained earnings), and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks are also required to be deducted in computing core capital.

Tangible Capital Requirement

Under OTS regulation, savings institutions are required to meet a minimum tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined generally as core capital less any intangible assets, plus purchased mortgage servicing rights in an amount includable in core capital.

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

At June 30, 2003 and December 31, 2002, the Bank exceeded all of the minimum capital requirements as follows:

	June 30, 2003		December 31, 2002
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$510,900	8.60%	$500,746	8.47%

Tangible capital	$405,930	6.96%	$392,995	6.78%
Tangible capital requirement	87,511	1.50	86,971	1.50

Excess	$318,419	5.46%	$306,024	5.28%

Core capital	$405,930	6.96%	$392,995	6.78%
Core capital requirement	233,362	4.00	231,923	4.00

Excess	$172,568	2.96%	$161,072	2.78%

Core and supplementary capital	$416,962	11.73%	$405,959	11.85%
Risk-based capital requirement	284,446	8.00	274,114	8.00

Excess	$132,516	3.73%	$131,845	3.85%

Total Bank assets	$5,941,291		$5,909,865
Adjusted total Bank assets	5,834,040		5,798,064
Total risk-weighted assets	3,662,825		3,538,222
Adjusted total risk-weighted assets	3,555,574		3,426,421

A reconciliation of consolidated stockholder’s equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	June 30, 2003	December 31, 2002
	(In thousands)
Stockholder’s equity of the Bank	$510,900	500,746
Goodwill and core deposit intangibles	(101,880)	(101,967)
Non-permissible subsidiary deduction	(210)	(208)
Non-includable mortgage servicing rights	(1,382)	(1,296)
Equity adjustment for available for sale securities	(1,498)	(4,280)

Tangible and core capital	405,930	392,995
Recourse on loan sales	(8,305)	(6,477)
General loan loss reserves	19,337	19,441

Core and supplementary capital	$416,962	405,959

Changes in Financial Condition

Total assets of the Company were $5.97 billion at June 30, 2003, an increase of $34.1 million, or 0.6% from $5.94 billion at December 31, 2002. The increase is due to higher balances in loans receivable and investments held by the Bank, funded by an increase in deposit balances, partially offset by decreases in mortgage-backed securities.

Cash and short-term investments totaled a combined $259.5 million at June 30, 2003, a decrease of $3.2 million, or 1.2%, from the combined balance of $262.7 million at December 31, 2002.

Investment securities available for sale decreased $40.4 million to $267.8 million at June 30, 2003. The decrease reflects maturities and calls of $59.7 million, and sales and writedowns of $53.6 million, offset by $72.9 million in purchases of equity and government agency securities. The Company recognized a gain of $2.7 million on the sale of investment securities available for sale during the six months ended June 30, 2003, primarily attributable to gains on corporate debt securities, and to a lesser extent, government agency and equity securities. This was offset, however, by aggregate write-downs for other than temporary impairment in the amount of $8.1 million in the first quarter of 2003 on the amortized cost of two floating-rate debt securities. See “Asset Quality” for further information relating to investment securities.

Mortgage-backed securities available for sale decreased $50.2 million to $315.4 million at June 30, 2003. The Company swapped into mortgage-backed securities $85.3 million of prepayment-protected fixed rate mortgage loans, which were subsequently sold during the first quarter along with an additional $60.9 million of similar mortgage-backed securities. Normal amortization and prepayments totaled $116.8 million. Purchases of collaterized mortgage obligations (“CMOs”) and mortgage-backed securities totaled $133.0 million. Included in mortgage-backed securities classified as available for sale at June 30, 2003, are $239.0 million of CMOs, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

Loans receivable, including loans held for sale, increased $83.8 million, or 1.9%, from December 31, 2002, to $4.61 billion at June 30, 2003. The Bank originated $2.45 billion of loans during the six-month period ended June 30, 2003, compared to $1.40 billion during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity, including loan modifications, as interest rates have decreased to historical lows. Offsetting the originations for the year was amortization and prepayments of loans totaling $1.40 billion, and sales of $879.0 million. Loans held for sale decreased from $167.8 million at December 31, 2002 to $92.8 million at June 30, 2003. The balance at December 31, 2002 included $40 million of ARM loans, $31 million of 15-year fixed-rate loans as well as $97 million of longer term fixed-rate loans, while the balance at June 30, 2003 was comprised of primarily longer term fixed-rate loans. During 2003, the Bank has generally held 15-year fixed-rate loan originations in portfolio in lieu of investing in other lower yielding structured mortgage products.

The allowance for loan losses totaled $19.4 million and $19.5 million at June 30, 2003 and December 31, 2002 respectively. The Bank’s allowance for loan losses to total loans outstanding was .42% at June 30, 2003, compared to .44% at December 31, 2002. Non-performing loans decreased $3.0 million to $22.4 million, or .49% of total loans receivable at June 30, 2003, compared to $25.4 million, or .58% of total loans receivable at December 31, 2002. See “Asset Quality” in this section for a further discussion regarding non-performing assets.

In determining the allowance for loan losses and the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Based on management’s assessment of the adequacy of the loan loss reserve as of June 30, 2003, as well as the composition of the loan portfolio and non-performing loans, historical loss experience, and the level of non-performing loans, management believes the allowance for loan losses is adequate to provide for losses inherent in the portfolio at June 30, 2003.

Foreclosed real estate decreased $1.0 million from December 31, 2002, to $1.3 million at June 30, 2003. The Bank’s foreclosed real estate at June 30, 2003 consisted of eight single-family homes.

Real estate held for development or sale increased $8.3 million from December 31, 2002, to $23.3 million at June 30, 2003 primarily due to continued project development and land acquisition. A summary of the carrying value of real estate held for development or sale follows:

	June 30, 2003	December 31, 2002

	(In thousands)
Springbank of Plainfield	$11,288	4,049
Shenandoah	8,997	7,794
Tallgrass of Naperville	2,995	3,095

	$23,280	14,938

The Springbank subdivision is located in Plainfield, Illinois and is currently planned to include 1,100 to 1,300 single-family residential lots as well as multi-family parcels depending on zoning ordinances and approvals. At June 30, 2003, MAF Developments, Inc. had multiple real estate purchase contracts that relate to the acquisition of approximately 894 acres of vacant land for this development. The aggregate purchase price of these contracts is $35.3 million of which $9.7 million has been funded to date. The contracts contain various contingencies, including satisfactory soil tests, environmental testing, and necessary zoning approvals, and provide for the takedown of the land in staggered closings over a four-year period. The proposed development is in its early planning stages and may entail the acquisition of additional land in the future. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission in the third quarter of 2003 to develop this project with its joint venture partner. Based on the existing purchase contracts, current estimated total development costs (including land acquisition) are approximately $82.0 million. The project will include single-family residential lots, multi-family and commercial parcels, along with various other amenities, including an 18-hole golf course, and is expected to be developed in a number of phases over a six- to eight-year period with the first lot closings expected in 2004.

The Shenandoah project is a 326-lot development located in Plainfield, Illinois. The Company is currently developing and selling lots in the first unit of this project. At June 30, 2003, 69 lots in the Shenandoah project were sold and an additional 68 are under contract. Due to the rainy weather in the second quarter, 67 lots originally expected to close during the quarter did not. All of the lots currently under contract are expected to close in the third quarter of 2003.

The Company had 17 lot sales in the Tallgrass of Naperville development for the six months ended June 30, 2003, which were offset, in part, by continued development costs of the final phase of the project. At June 30, 2003, 32 single-family lots remain in Tallgrass, with four under contract. The Tallgrass development also has approximately 9 acres remaining for development of townhomes, which are under contract and expected to close in the fourth quarter of 2003 at an estimated profit of $1.8 million. There are also two parcels of commercially zoned land that total 12.8 acres and are currently under contract. The first parcel, representing approximately 4.8 acres is expected to close in the third quarter of 2003 at an estimated profit of $700,000, while the second parcel, of approximating 8.0 acres is expected to close in the fourth quarter of 2003 at an estimated profit of $700,000.

Goodwill increased $579,000 to $95.4 million at June 30, 2003, from $94.8 million at December 31, 2002 due to additional goodwill recorded as a result of a branch acquisition during the first quarter of 2003.

Deposits increased $85.2 million, to $3.84 billion at June 30, 2003. The increase is primarily due to a $145.8 million increase in core deposit accounts offset by a $60.4 million decrease in certificates of deposit. At June 30, 2003, the Bank’s core deposits (passbooks, checking and money market accounts) total $2.26 billion or 59.0% of deposits, compared to $2.12 billion, or 56.4% of deposits at December 31, 2002. After consideration of interest of $15.9 million credited to accounts during the three months ended June 30, 2003, net cash inflows were $47.4 million, including $8.5 million acquired in the branch acquisition.

Borrowed funds, which consist primarily of $1.42 billion of FHLB of Chicago advances, were $1.47 billion at June 30, 2003 and $1.56 billion at December 31, 2002. During the six months ended June 30, 2003, $85.5 million of advances matured. Borrowings at June 30, 2003 also include $51.0 million outstanding on the Company’s unsecured bank term loan.

Stockholders’ equity increased $24.4 million, or 4.9% at June 30, 2003, primarily due to net income of $38.8 million, reduced by cash dividends declared of $8.4 million and treasury stock purchased of $5.4 million. Other comprehensive income decreased $3.0 million from December 31, 2002 to June 30, 2003 primarily due to market value decreases. See “Asset Quality” for a discussion of investments written down since December 31, 2002 and further declines since that time. During the six months ended June 30, 2003, 150,000 shares of common stock were repurchased at an average cost of $36.19 per share.

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

Non-performing loans decreased $3.0 million to $22.4 million, or .49% of total loans receivable at June 30, 2003, compared to $25.4 million, or .58% of total loans receivable at December 31, 2002. The decrease in non-performing loans is primarily due to a decline in one-to four-family non-performing loans. Non-performing assets increased $5.0 million to $32.8 million, or .55% of total assets, at June 30, 2003, from $27.8 million or .47% of total assets at December 31, 2002, primarily due to two aircraft-related asset-backed securities currently totaling $9.1 million being placed on non-accrual and classified as substandard, offset by the reduction in non-performing loans mentioned above. One of these securities, with a June 30, 2003 carrying value of $5.8 million, was written down by $3.0 million in the fourth quarter of 2002, and the other with a June 30, 2003 carrying value of $3.3 million was written down by $5.0 million in the first quarter of 2003. Both of these securities continue to be monitored closely. One of these securities has decreased in market value since the writedown and could potentially be written down further if declines prove to be other than temporary. Based on the June 30, 2003 market value the additional writedown would have been $870,000. A third security written down in the first quarter of 2003, which management has classified as special mention and monitors closely, is not currently included in non-performing assets, was current as to principal and interest payments at June 30, 2003 and is still accruing interest. The June 30, 2003 carrying value of this collateralized bond obligation security was $5.8 million after the $3.1 million write-down.

For the quarter ended June 30, 2003, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $400,000, compared to $371,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $772,000, compared to $722,000 for the six months ended June 30, 2002.

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

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 2003, all of the Bank’s non-performing loans were classified as substandard. In addition, the Bank has classified five loans to two different borrowers aggregating $2.0 million of commercial real estate and land development loans as substandard for regulatory purposes. These loans are performing in accordance with the terms of the loan agreement and are adequately secured based on the current value of the underlying collateral.

At June 30, 2003, 88% of the Company’s loan portfolio consisted of loans secured by one-to four-family residences. The ratio of the allowance for loan losses to non-performing loans was 86.6% at June 30, 2003 compared to 76.7% at December 31, 2002, and 77.5% at June 30, 2002.

Non-Performing Residential Properties. Ratios for loans secured by one-to-four family residential properties were as follows:

	June 30, 2003	December 31, 2002	June 30, 2002
One-to four-family loans as a percentage of total loans	88%	89%	90%

Non-performing one-to-four family loans as a percentage of total non-performing loans	88	89	75
Non-performing loans with PMI or other guarantees	48	52	57
Average loan-to-value of non-performing loans without PMI or other guarantees	68	71	66

Delinquent Loans. Delinquencies in the Bank’s portfolio at the dates indicated were as follows:

	61-90 Days			91 Days or More(2)
	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total Loans(1)	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total Loans(1)
	(Dollars in thousands)
June 30, 2003	47	$5,013.11%		177	$22,391.49%

March 31, 2003	48		6,469.15	207		25,243.58

December 31, 2002	51		4,577.10	200		25,394.58

September 30, 2002	50		6,177.13	190		29,094.65

June 30, 2002	55		7,010.16	172		24,990.57

(1)	Percentage represents principal balance of delinquent loans to total loans outstanding.
(2)	The 91 Days or More category includes all loans on non-accrual regardless of days past due.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loans receivable portfolio in dollar amounts at the dates indicated:

	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,488,957	3,364,367	3,470,937	3,617,357	3,529,628
Held for sale	92,830	68,076	167,780	132,899	52,809
Multi-family	322,437	292,895	260,318	223,395	210,291
Commercial	150,381	147,955	142,493	145,505	139,115
Construction	51,268	51,688	48,179	50,492	48,936
Land	34,918	39,611	42,530	40,469	39,939

Total real estate loans	4,140,791	3,964,592	4,132,237	4,210,117	4,020,718

Consumer loans:
Equity lines of credit	467,942	420,533	387,025	358,985	317,031
Home equity loans	23,431	26,856	32,120	38,487	42,976
Other	5,041	6,436	6,255	4,798	5,971

Total consumer loans	496,414	453,825	425,400	402,270	365,978
Commercial business loans	22,279	22,813	20,592	18,928	19,714

Total loans receivable	4,659,484	4,441,230	4,578,229	4,631,315	4,406,410
Loans in process	28,158	28,771	30,689	27,175	19,427
Unearned discounts, premiums and deferred loan fees, net	(2,810)	(2,586)	(2,875)	(2,544)	(2,982)
Allowance for loan losses	19,379	19,471	19,483	19,458	19,375

Loans receivable, net	$4,614,757	4,395,574	4,530,932	4,587,226	4,370,590

Non-performing assets. The following table sets forth information regarding non-accrual loans, non-accrual investment securities, and foreclosed real estate of the Bank.

	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02
	(In thousands)
Non-performing loans:
Non-accrual loans:
One- to four-family and multi-family loans	$19,750	22,279	22,480	21,538	18,831
Commercial real estate, construction and land loans	1,551	1,769	1,755	6,306	5,069
Other loans	1,090	1,195	1,159	1,250	1,090

Total non-performing loans:	$22,391	25,243	25,394	29,094	24,990

Non-performing loans to total loans	.49%	.58	.58	.65	.57

Non-accrual investment securities	$9,066	9,571	—	—	—

Foreclosed real estate:
One-to four-family	$1,345	2,127	2,366	474	809
Commercial, construction and land	—	—	—	—	—

Total	$1,345	2,127	2,366	474	809

Non-performing loans and foreclosed real estate to total loans and foreclosed real estate	.52%	.63	.63	.66	.59

Total non-performing assets	$32,802	36,941	27,760	29,568	25,799

Total non-performing assets to total assets	.55%	.62	.47	.50	.45

Liquidity and Capital Resources

The Company’s principal sources of funds during the six months ended June 30, 2003 were cash dividends paid by the Bank of $25.0 million. The Company’s principal uses of funds during the six months ended June 30, 2003 were cash dividends to shareholders and interest payments on the Company’s $51.0 million unsecured bank term loan. No principal payments were paid or due on this loan since December 31, 2002. The Company has a scheduled principal payment of $6.0 million due on December 31, 2003. The Company also maintains a one-year, $40.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on November 30. The line of credit has no outstanding balance as of June 30, 2003. For the six-month period ended June 30, 2003, the Company declared common stock dividends of $.36 per share, or $8.4 million.

The Bank’s principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady to increasing deposit portfolio in the aggregate, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB borrowings.

During the six months ended June 30, 2003, the Bank originated loans totaling $2.45 billion compared with $1.40 billion during the same period in 2002. Loan sales, for the six months ended June 30, 2003, were $879.0 million, compared to $576.6 million for the prior year period. The Bank had outstanding commitments to originate loans of $1.07 billion and commitments to sell loans of $212.5 million at June 30, 2003. At June 30, 2003, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of the Company’s Form 10-K for the year ended December 31, 2002, for a discussion of the Company’s contractual obligations and off-balance sheet commitments. Significant changes in off-balance sheet commitments since December 31, 2002 include a $350.6 million increase in mortgage loan commitments, all expiring within one year, and a $81.6 million increase in unused equity lines of credit balances, primarily with greater than five-year maturities. At June 30, 2003, the Bank had $9.0 million of credit risk related to loans sold to the MPF program, $3.9 million of loans sold with recourse to other investors and approximately $12.0 million of credit risk related to loans with private mortgage insurance in force.

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

The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. At June 30, 2003, the Company was positively gapped over this one-year period. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in an improvement in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a positive gap would likely result in a reduction in net interest income. Management’s goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management’s decisions based on its expectation of future interest rate trends. The Bank’s asset/liability management strategy emphasizes, for its own portfolio, the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank’s cost of funds.

The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at June 30, 2003 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call or put provisions are generally shown in the category relating to their respective final maturities. However, due to changes in market interest rates, $15.1 million of investments with a final maturity of 37 months, but callable in six months or less are categorized in the six months or less category, in anticipation of their call.

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

	At June 30, 2003
	6 Months or Less	More Than 6 Months to 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$1,122,342	594,894	1,568,403	787,564	560,933	4,634,136
Mortgage-backed securities	53,382	38,446	75,634	56,969	90,962	315,393
Interest-bearing deposits	87,372	—	—	—	—	87,372
Federal funds sold	73,616	—	—	—	—	73,616
Investment securities (1)	359,626	18,301	22,949	47,039	27,387	475,302

Total interest-earning assets	1,696,338	651,641	1,666,986	891,572	679,282	5,585,819
Impact of hedging activity (2)	92,830	—	—	—	(92,830)	—

Total net interest-earning assets adjusted for impact of hedging activities	1,789,168	651,641	1,666,986	891,572	586,452	5,585,819

Interest-bearing liabilities:
NOW and checking accounts	33,294	30,010	109,836	68,227	144,983	386,350
Money market accounts	478,487	—	—	—	—	478,487
Passbook accounts	90,827	83,797	306,695	190,512	404,838	1,076,669
Certificate accounts	726,714	209,351	550,505	75,304	12,070	1,573,944
FHLB advances	80,000	120,000	640,000	350,000	230,000	1,420,000
Other borrowings	51,000	—	—	—	—	51,000

Total interest-bearing liabilities	1,460,322	443,158	1,607,036	684,043	791,891	4,986,450

Interest sensitivity gap	$328,846	208,483	59,950	207,529	(205,439)	599,369

Cumulative gap	$328,846	537,329	597,279	804,808	599,369

Cumulative gap assets as a percentage of total assets	5.51%	9.00	10.00	13.48	10.04
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	122.52%	128.23	117.01	119.19	112.02

At December 31, 2002
Cumulative gap	$346,683	607,407	636,733	835,333	503,797

Cumulative gap assets as a percentage of total assets	5.84%	10.23	10.72	14.07	8.49
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	121.53%	129.59	118.45	120.55	110.04

(1)	Includes $207.5 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

Average Balances/Rates

The following table sets forth certain information relating to the Bank’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 2003 includes fees which are considered adjustments to yield.

	Three Months Ended June 30,						Six Months Ended June 30,
	2003			2002			2003			2002			At June 30, 2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$4,533,706	64,304	5.67%	$4,319,198	71,563	6.63%	$4,519,388	131,289	5.81%	$4,336,207	143,568	6.62%	$4,634,136	5.55%
Mortgage-backed securities	303,776	2,734	3.60	232,119	2,908	5.01	314,699	6,257	3.98	204,488	5,280	5.16	315,393	3.99
Interest-bearing deposits (1)	108,037	495	1.84	111,501	594	2.14	114,691	1,058	1.86	97,850	1,030	2.12	87,372	1.45
Federal funds sold (1)	185,282	895	1.94	126,984	695	2.20	154,791	1,505	1.96	153,954	1,622	2.12	73,616	1.20
Investment securities	482,460	5,497	4.57	515,192	6,122	4.77	496,298	10,842	4.41	494,405	11,938	4.87	475,302	4.99

Total interest-earning assets	5,613,261	73,925	5.27	5,304,994	81,882	6.18	5,599,867	150,951	5.40	5,286,904	163,438	6.19	5,585,819	5.29
Non-interest earning assets	353,337			332,755			346,523			325,426			385,476

Total assets	$5,966,598			$5,637,749			$5,946,390			$5,612,330			$5,971,295

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	3,514,946	14,855	1.70	3,423,791	24,218	2.84	3,494,269	31,817	1.84	3,388,199	49,764	2.96	3,515,448	1.61
Borrowed funds	1,480,720	18,507	5.01	1,394,016	19,527	5.62	1,502,213	37,516	5.04	1,417,098	39,573	5.63	1,471,000	4.99

Total interest-bearing liabilities	4,995,666	33,362	2.68	4,817,807	43,745	3.64	4,996,482	69,333	2.80	4,805,297	89,337	3.75	4,986,448	2.61

Non-interest bearing deposits	312,876			234,830			298,774			228,658			321,018
Other liabilities	135,886			126,729			134,480			127,872			137,993

Total liabilities	5,444,428			5,179,366			5,429,736			5,161,827			5,445,459
Stockholders’ equity	522,170			458,383			516,654			450,503			525,836

Liabilities and stockholders’ equity	$5,966,598			$5,637,749			$5,946,390			$5,612,330			$5,971,295

Net interest income/ interest rate spread		$40,563	2.59%		$38,137	2.54%		$81,618	2.60%		$74,101	2.44%		2.68%

Net earning assets/net yield on average interest-earning assets	$617,595		2.89%	$487,187		2.88%	$603,385		2.91%	$481,607		2.80%	$599,371	N/A

Ratio of interest-earning assets to interest-bearing liabilities			112.36%			110.11%			112.08%			110.02%		112.02%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

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

	Three Months Ended June 30, 2003 Compared to June 30, 2002 Increase (Decrease)			Six Months Ended June 30, 2003 Compared to June 30, 2002 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$3,423	(10,682)	(7,259)	5,872	(18,151)	(12,279)
Mortgage-backed securities	766	(940)	(174)	2,387	(1,410)	977
Interest-bearing deposits	(18)	(81)	(99)	166	(138)	28
Federal funds sold	290	(90)	200	9	(126)	(117)
Investment securities	(379)	(246)	(625)	46	(1,142)	(1,096)

Total	4,082	(12,039)	(7,957)	8,480	(20,967)	(12,487)

Interest-bearing liabilities:
Deposits	622	(9,985)	(9,363)	1,526	(19,473)	(17,947)
Borrowed funds	1,171	(2,191)	(1,020)	2,311	(4,368)	(2,057)

Total	1,793	(12,176)	(10,383)	3,837	(23,841)	(20,004)

Net change in net interest income	$2,289	137	2,426	4,643	2,874	7,517

Comparison of the Results of Operations for the Three Months Ended June 30, 2003 and 2002

General – Net income for the three months ended June 30, 2003 was $19.5 million, or $.82 per diluted share, compared to net income of $16.4 million, or $.69 per diluted share for the three months ended June 30, 2002. The 19.2% increase in earnings per share is primarily due to higher net interest income, loan sale gains, income from real estate development, and deposit account service fees, offset by higher mortgage servicing rights amortization, higher non-interest expense and income taxes.

Net interest income – Net interest income was $40.6 million for the current quarter, compared to $38.1 million for the quarter ended June 30, 2002, an increase of $2.4 million or 6.4%. The Company’s average interest-earning assets increased to $5.61 billion for the three months ended June 30, 2003 compared to $5.30 billion for the three months ended June 30, 2002, while the Company’s net interest margin remained stable at 2.89% for the current three month period, compared to 2.88% for the prior year quarterly period. Although there was little change in the margin period over period, the yield on total interest earning assets declined 91 basis points and the cost of interest bearing liabilities decreased 96 basis points due to the declining interest rate environment.

Interest income on loans receivable decreased $7.3 million despite a $214.5 million increase in average loans receivable. The decline in interest rates has led to a high level of prepayments on higher yielding fixed-rate loans as well as the downward repricing of ARM loans, which led to a 96 basis point decline in the average yield on loans receivable. The decrease in interest income and average yield on loans receivable was mitigated by the receipt of $732,000 of prepayment penalty fee income on one-to-four family mortgage loans. Interest income on mortgage-backed securities decreased $174,000 to $2.7 million for the current quarter, due primarily to a 141 basis point decrease in average yield offset by a $71.7 million increase in average balances, while interest income on investment securities decreased $625,000 to $5.5 million due to a 20 basis point decline in average yield and a $32.7 million decrease in average balance. Both portfolios experienced a decrease in average yield due to the dramatic decrease in interest rates. The yield on mortgage-backed securities was also negatively affected by faster premium amortization on mortgage-backed securities due to these securities prepaying much faster than originally expected due to the record low interest rates. The increase in mortgage-backed securities balances is primarily due to purchases during the quarter as a result of higher cash flows from loan prepayments, loan sales and deposit inflows.

Interest expense on deposit accounts decreased $9.4 million to $14.9 million for the second quarter of 2003, despite a $91.2 million increase in average deposits compared to the prior year quarter. The 114 basis point decrease in the average cost of deposits for the second quarter of 2003 compared to the prior year’s three-month period is primarily due to the downward repricing of maturing certificates of deposit, as well as the lower interest rates paid on core deposits due to the decline in short-term rates. The Bank has been focused on increasing low-cost core deposit balances, which now comprise 59% of the Bank’s deposit base compared to 54% at June 30, 2002.

Interest expense on borrowed funds decreased $1.0 million to $18.5 million, as a result of a 61 basis point decrease in the average cost of borrowed funds offset by an $86.7 million increase in the average balance of borrowed funds, as higher coupon FHLB advances matured and were replaced with lower coupon advances.

Provision for loan losses – Based on management’s assessment of the adequacy of the loan loss reserve as of June 30, 2003 and 2002, the Bank provided no provision for loan losses during the second quarters of 2003 or 2002. Net charge-offs during the second quarter of 2003 were $92,000 compared to net charge-offs of $179,000 for the three months ended June 30, 2002.

Non-interest income – Non-interest income increased $5.4 million, or 46.4%, to $17.0 million for the three months ended June 30, 2003, compared to $11.6 million for the three months ended June 30, 2002. Increases were primarily in gains on sales of loans, income from real estate development and fee income from deposit accounts, offset by increases in loan servicing fee expense.

Gain on sale of loans increased to $8.3 million for the three months ended June 30, 2003, compared to $2.7 million for the three months ended June 30, 2002. The increased gains are due to a $189.3 million increase in loan sale volume to $401.4 million for the three months ended June 30, 2003 compared to loan sales of $212.1 million in the second quarter of 2002, as well as increased margins on sales.

During the three months ended June 30, 2003, the Company recorded a gain of $285,000 on the sale of investment securities, including corporate debt securities and to a lesser extent government agency and equity securities compared to a gain of $517,000 for the three months ended June 30, 2002 on the sale of primarily equity and corporate debt securities.

Income from real estate operations increased $1.5 million to $1.7 million for the three months ended June 30, 2003 compared to the prior year quarter. The increase is primarily due to the sale of 15 lots in the Shenandoah project and 16 Tallgrass lot sales for the three months ended June 30, 2003 compared to two lots sold in the prior year period, both in the Tallgrass project. Current quarter income from real estate was approximately $2.0 million less than expected due to the rainy weather causing a delay in the closing of 67 lots.

Deposit account service charges increased $433,000, or 7.8%, to $6.0 million for the three months ended June 30, 2003 compared to $5.5 million for the prior year quarter. The rate of growth in service charge income has slowed in recent months, due in part to increased competition and a slowdown in the rate of checking account growth. At June 30, 2003, the Bank had 161,300 checking accounts, compared to 148,000 at June 30, 2002, an increase of 8.9%.

In April 2003, Visa reached an agreement to settle merchant litigation regarding debit card acceptance, usage and interchange reimbursement fees. The Bank issues Visa debit cards to a large percentage of its checking account customers. The amount of interchange revenue generated for a transaction depends on whether it is signature-based (offline) or PIN-based (online). Signature-based transactions generate a higher amount of interchange revenue than PIN-based transactions. During the three months ended June 30, 2003, gross revenue from signature-based debit transactions totaled $1.2 million. The settlement includes an initial reduction in the signature-based fee collected from merchants of approximately 33% for the period August 1, 2003 through December 31, 2003. Assuming no increase in signature-based debit card volume over second-quarter levels, the decrease in fees would result in a reduction in net income of approximately $410,000 for the five-month period from August 1, 2003 to December 31, 2003. In addition, the further adjustment of interchange rates beginning January 1, 2004 may result in additional changes to interchange rates that cannot be predicted at this time. As a result, the magnitude of any financial consequences to the Bank cannot be fully ascertained at this time.

The Company recorded net loan servicing fee expense of $2.0 million for the three months ended June 30, 2003 compared to net revenue of $137,000 for the three months ended June 30, 2002, a net decrease of $2.1 million. Although the average balance of loans serviced for others increased 30% to $2.21 billion for the second quarter of 2003, which increased fees received by the Bank, amortization of mortgage servicing rights increased to $3.8 million for the 2003 quarter compared to $999,000 for the prior period due to heavy prepayments resulting from lower interest rates. During the current three-month period a $940,000 impairment writedown on mortgage servicing rights was recorded compared to a $490,000 impairment writedown in the prior year period as a result of prepayment speeds at each of those times being higher than previously expected.

Non-interest expense – Non-interest expense increased $2.5 million or 10.1% to $26.7 million, compared to $24.3 million for the three months ended June 30, 2002.

Compensation and benefits increased 6.4% or $935,000 to $15.7 million for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The increase is primarily due to normal salary increases, higher payroll taxes and medical costs and increased staffing related to new branches and higher loan volume.

Occupancy expense increased $652,000, or 23.3% to $3.5 million for the three months ended June 30, 2003 compared to the prior year period, primarily due to higher depreciation, rent expenses and general maintenance costs, increases that are largely attributable to the addition of four new branch offices and an additional loan operations center compared to the previous year period.

Advertising and promotion expense increased $415,000 or 30.5% to $1.8 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to increased costs relating to market research activity and increased radio advertising.

Other non-interest expense increased $362,000 or 9.1% to $4.3 million for the three months ended June 30, 2003 compared to the prior year period. The increased costs were primarily due to higher postage and telephone expenses, as well as higher loan related costs.

Income taxes – For the three months ended June 30, 2003, income tax expense totaled $11.3 million, or an effective income tax rate of 36.5% compared to $9.1 million, or an effective income tax rate of 35.6%, for the three months ended June 30, 2002. The higher effective income tax rate in the second quarter of 2003 is primarily the result of higher state income taxes.

Comparison of the Results of Operations for the Six Months Ended June 30, 2003 and 2002

General – Net income for the six months ended June 30, 2003 was $38.8 million, or $1.63 per diluted share, compared to net income of $33.0 million, or $1.39 per diluted share for the six months ended June 30, 2002. The increase in earnings per share is primarily due to higher net interest income and gain on the sale of loans, offset by higher non-interest expense.

Net interest income – Net interest income was $81.6 million for the six months ended June 30, 2003, compared to $74.1 million for the six months ended June 30, 2002, an increase of $7.5 million or 10.1%. The Company’s average interest-earning assets increased to $5.60 billion for the six months ended June 30, 2003, compared to $5.29 billion for the six months ended June 30, 2002, while the Company’s net interest margin increased to 2.91% compared to 2.80% for the same periods. The improved margin is attributable to a greater decline in the Bank’s average cost of funds compared to the decline in the yield on interest-earning assets, due to the shorter-term nature of the Bank’s deposit accounts and higher level of core deposit accounts.

Interest income on loans receivable decreased $12.3 million as a result of an 81 basis point decrease in the average yield offset by a $183.2 million increase in average loans receivable. The decline in the average rate is a function of current originations being at lower interest rates, the downward repricing of ARM loans and equity lines of credit, and heavy prepayments of higher-rate loans due to declining interest rates. Interest income on mortgage-backed securities increased $977,000 to $6.3 million for the current quarter, due primarily to a $110.2 million increase in average balances, while interest income on investment securities decreased $1.1 million to $10.8 million, due to a 46 basis point decrease in average yield.

The average balance of interest bearing deposits and federal funds increased $17.7 million for the six months ended June 30, 2003 compared to the prior year period offset by a 21 basis point decrease in average yield. This increase in balances is due to the high level of loan prepayments and fixed rate loan sale activity as well as deposit flows in the current quarter. The decrease in yield is due to the 75 basis points of additional Federal Reserve Board easing in the last 12 months.

Interest expense on deposit accounts decreased $17.9 million to $31.8 million for the six months ended June 30, 2003, due to a 112 basis point decrease in the average cost of deposits, offset by a $106.1 million increase in average deposits compared to the prior year period. The decrease in average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit, an increase in low-cost core deposit balances and the lower rates paid on these deposits as short-term rates have declined.

Interest expense on borrowed funds decreased $2.1 million to $37.5 million, as a result of a 59 basis point decrease in the average cost of borrowed funds offset by a $85.1 million increase in the average balance of borrowed funds.

Provision for loan losses – The Bank did not have a provision for loan losses for the six months ended June 30, 2003 and 2002. Net chargeoffs during the six months ended June 30, 2003 were $104,000 compared to net chargeoffs of $232,000 for the six months ended June 30, 2002. The lack of a provision this period is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience, and the low level of non-performing assets, which is expected to continue. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the period.

Non-interest income – Non-interest income increased $7.7 million, or 30.6%, to $33.0 million for the six months ended June 30, 2003, compared to $25.3 million for the six months ended June 30, 2002. The increase is due to increased gains on sales of loans and mortgage-backed securities, higher fee income from deposit accounts and continued positive results in real estate development operations offset by increased loan servicing fee expense.

Gain on sale of loans increased to $15.8 million for the six months ended June 30, 2003, compared to $5.0 million for the six months ended June 30, 2002. A higher level of fixed-rate loan originations and declining interest rates resulting in improved profit margins led to increased profits from loan sales for the six months ended June 30, 2003 compared to 2002. Current period loan sale volume was $879.0 million.

Gain on the sale of mortgage-backed securities was $5.4 million for the six months ended June 30, 2003. During the current six-month period, the Company swapped into mortgage-backed securities a total of $85.3 million of prepayment-protected fixed-rate mortgages, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities resulting in the gain for the period. These sales were undertaken to improve the Company’s interest rate risk position by lengthening its asset duration to better match the Company’s increased liability duration, as the average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speeds.

During the six months ended June 30, 2003, the Company recorded a net loss of $5.4 million on investment securities, reflecting $8.1 million of other than temporary impairment write-downs on two floating-rate debt securities, partially offset by gains of $2.7 million on the sale of $48.2 million of various fixed-rate debt, equity and government securities.

Income from real estate operations increased $265,000 to $3.3 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase is due to Shenandoah lot sales, which commenced in 2003, along with higher margins on Tallgrass lots. The Company sold 17 lots in Tallgrass of Naperville project during the six months ended June 30, 2003 compared to 48 lots for the prior year period. There are 32 lots remaining to be sold in this 952-lot subdivision at June 30, 2003 of which four are under contract. In Shenandoah, the Company sold 69 lots for the six months period ending June 30, 2003. Currently, there are 68 lots under contract in the 326-lot Shenandoah subdivision. Based on the expected bulk sales of commercial and multifamily acreage in the Tallgrass project in addition to anticipated sales of residential lots in Tallgrass and Shenandoah, management currently expects that pre-tax income from real estate development for the twelve months ended December 31, 2003 should be in the range of $12-$13 million.

Deposit account service charges increased $1.0 million, or 10.1%, to $11.4 million for the six months ended June 30, 2003 compared to $10.4 million for the six months ended June 30, 2002, due to continued growth in the number of checking accounts through acquisition and internal sales efforts, as well as fee increases. At June 30, 2003, the Bank had approximately 161,300 checking accounts, compared to 148,100 at June 30, 2002.

Brokerage commissions increased $134,000, or 10.8%, to $1.4 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in commission income is due to higher sales volumes due to improved market conditions and the addition of more seasoned brokers.

Loan servicing fee expense decreased $3.5 million to a net expense of $3.4 million for the six months ended June 30, 2003, compared to $97,000 of net revenue for the six months ended June 30, 2002. The average balance of loans serviced for others increased 34.0% to $2.16 billion for the current six-month period compared to $1.61 billion for the prior year six-month period. Amortization of mortgage servicing rights was $6.7 million for the six months ended June 30, 2003, compared to $2.1 million for the prior year six-month period due to higher prepayments in the current period. During the current six-month period a $940,000 impairment writedown on mortgage servicing rights was recorded compared to a $490,000 impairment writedown in the prior year period as a result of expected higher prepayment speeds at those times.

Other non-interest income increased $450,000, or 9.3% to $5.3 million for the six months ended June 30, 2003, compared to $4.8 million for the prior year quarter. The increase is due primarily to increased income from title agency fees, loan modification fee income from refinance transactions as well as income from the Bank’s mortgage reinsurance subsidiary.

Non-interest expense – Non-interest expense increased $5.6 million or 11.6% compared to the prior year period, to $53.4 million for the six months ended June 30, 2003.

Compensation and benefits increased 8.1% or $2.3 million to $31.3 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The increase is primarily due to normal salary increases, higher medical costs, and increased staffing due to increased loan origination volume and new branches.

Occupancy expense increased 1.3 million, or 23.3% to $7.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily due to increased operating expenses from the four branches and an additional loan operations center opened since the prior year period.

Data processing expense increased $119,000 or 6.5% to $2.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase is primarily due to increased depreciation expense related to additional computer equipment at new and acquired branches.

Other non-interest expense increased $1.3 million to $9.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Costs increased due to higher professional and loan related costs, as well as higher postage and telephone expense. Increases were primarily due to record loan volume as well as the addition of four new branches since the prior year period.

Income taxes – For the six months ended June 30, 2003, income tax expense totaled $22.4 million, or an effective income tax rate of 36.5%, compared to $18.5 million, or an effective income tax rate of 35.9%, for the six months ended June 30, 2002. The higher effective income tax rate in the current six-month period is primarily the result of higher state income taxes.

Outlook for the Balance of 2003

The Company is reiterating its previous outlook for calendar 2003, and currently expects earnings to be in the range of $3.30-$3.35 per diluted share.

The Company’s projections for 2003 assume modest balance sheet growth over 2002, and a relatively unchanged yield curve from the current level. The Company currently expects loan origination activity to remain steady in the second half of 2003, with loan refinancing activity expected to continue to be strong through the third quarter. Loan sale volume for 2003 is expected to be 10-20% ahead of 2002 levels. Assuming the economy remains sluggish and the Federal Reserve does not begin tightening monetary policy until sometime in 2004, management expects some net interest margin compression for the remainder of 2003, with the net interest margin for the full year 2003 estimated to be in a range of 2.82%-2.90%. The Company expects to report continued growth in fee income in 2003 and is currently projecting income from real estate development operations in the range of $12-$13 million for 2003. Results for this segment for the second half of 2003 are expected to substantially exceed the $3.3 million in real estate income reported in the first half based on planned closings of pending residential, multifamily and commercial sales contracts, some of which were delayed due to weather conditions. The projections also assume continued strong housing and mortgage activity in the Bank’s markets and no significant deterioration in credit quality.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company’s December 31, 2002 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of June 30, 2003 since December 31, 2002. See “Asset/Liability Management” in Item 2., for a further discussion of the Company’s interest rate sensitivity gap analysis.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Securities Exchange Act.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Control over Financial Reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system will take into account resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any system of controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may require changes to address changes in conditions and other factors to remain effective, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, based on its most recent evaluation of controls, the Company’s management believes it has a reasonable basis to conclude that its system of controls provides reasonable assurances as to the integrity of its financial records and accounts.

Part II – Other Information

Item 1.	Legal Proceedings. Not applicable.

Item 2.	Changes in Securities. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on April 30, 2003.

(b)	The names of each director elected at the Annual Meeting for three-year terms and votes received are as follows:

	For	Withheld
Harris Fawell	20,203,639	550,299

Joe F. Hanauer	20,348,213	405,724

F. William Trescott	20,274,452	479,485

Andrew J. Zych	20,345,407	408,531

The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

Robert Bowles	David Burba	Terry A. Ekl

Allen H. Koranda	Kenneth Koranda	Lois B. Vasto

Jerry A, Weberling

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No. 2. Plan of Acquisition

(i)	Agreement and Plan of Reorganization by and among MAF Bancorp, Inc. and St. Francis Capital Corporation dated as of May 20, 2003 (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 21, 2003).

Exhibit No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s March 31, 2001 Form 10-Q.)

Exhibit No. 31.1. Certification of Chief Executive Officer.

Exhibit No. 31.2. Certification of Chief Financial Officer.

Exhibit No. 32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

A Form 8-K was filed to report that on April 22, 2003 MAF Bancorp, Inc. announced its 2003 first quarter earnings results, and a copy of the press release was included as an exhibit.

A Form 8-K was filed to report that on May 21, 2003 MAF Bancorp, Inc. announced its agreement to acquire St. Francis Capital Corporation in an all-stock transaction, and a copy of the press release, acquisition agreement and investor presentation materials were included as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp. Inc.
(Registrant)

Date: August 12, 2003	By:	/s/ Allen H. Koranda
Allen H. Koranda Chairman of the Board and Chief Executive Officer

Date: August 12, 2003	By:	/s/ Jerry A. Weberling
Jerry A. Weberling Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO. 2. PLAN OF ACQUISITION.

(i)	Agreement and Plan of Reorganization by and among MAF Bancorp, Inc. and St. Francis Capital Corporation dated as of May 20, 2003 (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 21, 2003).

EXHIBIT NO. 3. CERTIFICATE OF INCORPORATION AND BY-LAWS.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s June 30, 2001 Form 10-Q.)

EXHIBIT NO. 31.1. CERTIFICATION OF CHIEF EXECUTIVE OFFICER.

EXHIBIT NO. 31.2. CERTIFICATION OF CHIEF FINANCIAL OFFICER.

EXHIBIT NO. 32.1. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.