Form 10-Q
period 2003-09-30
MAF BANCORP INC
filed 2003-11-13
CIK 854662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, was 25,492,324 at November 10, 2003.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$115,308	134,265
Interest-bearing deposits	73,030	28,210
Federal funds sold	77,508	100,205

Total cash and cash equivalents	265,846	262,680

Investment securities available for sale, at fair value	277,934	308,235
Stock in Federal Home Loan Bank of Chicago, at cost	265,297	169,708
Mortgage-backed securities available for sale, at fair value	350,844	365,638
Loans receivable held for sale	277,792	167,780
Loans receivable, net of allowance for losses of $21,372 and $19,483	4,903,573	4,363,152
Accrued interest receivable	24,774	27,513
Foreclosed real estate	520	2,366
Real estate held for development or sale	27,475	14,938
Premises and equipment, net	88,321	72,492
Other assets	71,186	67,753
Goodwill	140,260	94,796
Intangibles	21,499	20,130

	$6,715,321	5,937,181

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$4,263,696	3,751,237
Borrowed funds	1,702,323	1,556,500
Advances by borrowers for taxes and insurance	21,433	37,700
Accrued expenses and other liabilities	111,697	90,286

Total liabilities	6,099,149	5,435,723

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 80,000,000 shares; 26,039,393 shares issued and 25,483,307 shares outstanding at September 30, 2003; 25,420,650 shares issued and 23,252,815 shares outstanding at December 31, 2002	260	254
Additional paid-in capital	248,091	204,710
Retained earnings, substantially restricted	386,367	342,790
Accumulated other comprehensive income, net of tax	2,109	4,819
Stock in gain deferral plan; 239,791 and 236,401 shares	972	851
Treasury stock, at cost; 556,086 and 2,167,835 shares	(21,627)	(51,966)

Total stockholders’ equity	616,172	501,458

	$6,715,321	5,937,181

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$67,922	72,556	199,211	216,124
Mortgage-backed securities available for sale	3,158	3,095	9,415	8,375
Investment securities available for sale	6,210	6,177	17,052	18,115
Interest-bearing deposits and federal funds sold	870	1,138	3,433	3,790

Total interest income	78,160	82,966	229,111	246,404

Interest expense:
Deposits	14,510	21,713	46,327	71,477
Borrowed funds	18,742	20,313	56,258	59,886

Total interest expense	33,252	42,026	102,585	131,363

Net interest income	44,908	40,940	126,526	115,041
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	44,908	40,940	126,526	115,041
Non-interest income:
Gain (loss) on sale or writedown of:
Loans receivable held for sale	7,138	3,899	22,940	8,901
Mortgage-backed securities	645	—	5,997	39
Investment securities	(1,516)	2,049	(6,943)	3,031
Foreclosed real estate	78	5	311	156
Income from real estate operations	3,009	3,791	6,332	6,848
Deposit account service charges	6,051	5,865	17,450	16,216
Loan servicing fee expense, net	(2,640)	(836)	(6,056)	(739)
Impairment of mortgage servicing rights	—	(1,160)	(940)	(1,650)
Brokerage commissions	982	678	2,361	1,923
Other	3,276	2,363	8,559	7,197

Total non-interest income	17,023	16,654	50,011	41,922

Non-interest expense:
Compensation and benefits	17,134	14,708	48,426	43,653
Office occupancy and equipment	3,717	2,940	10,701	8,608
Advertising and promotion	1,700	1,173	4,798	3,722
Data processing	1,036	926	3,001	2,772
Federal deposit insurance premiums	180	161	502	508
Other	5,221	5,125	14,230	12,804
Amortization of core deposit intangibles	421	408	1,170	1,241

Total non-interest expense	29,409	25,441	82,828	73,308

Income before income taxes	32,522	32,153	93,709	83,655
Income tax expense	12,016	11,503	34,376	29,977

Net income	$20,506	20,650	59,333	53,678

Basic earnings per share	$.82	.89	2.48	2.32

Diluted earnings per share	$.79	.87	2.42	2.26

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2003
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock in gain deferral plan	Treasury stock	Total
Balance at December 31, 2002	$254	204,710	342,790	4,819	851	(51,966)	501,458

Comprehensive income:
Net income	—	—	59,333	—	—	—	59,333
Other comprehensive income, net of tax:
Unrealized holding loss during the period	—	—	—	(3,309)	—	—	(3,309)
Less: reclassification adjustment of loss included in net income	—	—	—	599	—	—	599

Total comprehensive income	—	—	59,333	(2,710)	—	—	56,623

Exercise of 202,525 stock options and reissuance of treasury stock	—	—	(2,789)	—	—	5,266	2,477
Allocation of 33,896 treasury shares to deferred compensation plan	—	—	—	—	—	820	820
Issuance of 2,826,109 shares for acquisition of Fidelity	6	42,045	—	—	—	55,006	97,057
Tax benefits from stock-related compensation	—	1,336	—	—	—	—	1,336
Purchase of shares of treasury stock	—	—	—	—	—	(30,753)	(30,753)
Cash dividends declared ($.54 per share)	—	—	(12,975)	—	—	—	(12,975)
Dividends paid to gain deferral plan	—	—	8	—	121	—	129

Balance at September 30, 2003	$260	248,091	386,367	2,109	972	(21,627)	616,172

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$59,333	53,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,715	4,788
FHLB of Chicago stock dividend	(11,786)	(5,515)
Deferred income tax (benefit) expense	(5,530)	4,483
Amortization of core deposit intangibles	1,170	1,241
Amortization of premiums, discounts, and deferred loan fees	4,231	3,124
Amortization and impairment of mortgage servicing rights	12,040	5,791
Net gain on sale of loans receivable held for sale	(22,940)	(8,901)
Net (gain) loss on sale of investment securities and mortgage-backed securities	946	(3,070)
Net gain on real estate held for development or sale	(6,332)	(6,848)
Decrease in accrued interest receivable	5,574	167
Net (increase) decrease in other assets and liabilities	6,832	(20,824)
Loans originated for sale	(1,464,659)	(809,321)
Sale of loans originated for sale	1,371,110	840,548

Net cash provided by (used in) operating activities	(44,296)	59,341

Investing activities:
Loans receivable originated for investment	(2,494,587)	(1,677,627)
Principal repayments on loans receivable	2,212,346	1,511,732
Principal repayments on mortgage-backed securities	198,426	36,254
Proceeds from maturities of investment securities available for sale	86,256	84,885
Proceeds from sale of:
Investment securities available for sale	53,219	36,237
Mortgage-backed securities available for sale	258,810	14,822
Real estate held for development or sale	20,979	21,647
Purchases of:
Investment securities available for sale	(107,687)	(109,260)
Mortgage-backed securities available for sale	(162,704)	(185,396)
Stock in FHLB of Chicago	(30,000)	(30,000)
Real estate held for development or sale	(20,158)	(6,148)
Premises and equipment	(18,216)	(10,809)
Net cash acquired in business combinations	8,987	—

Net cash provided by (used in) investing activities	$5,671	(313,663)

(continued)

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Financing activities:
Proceeds from FHLB of Chicago advances	$175,000	410,000
Repayment of other borrowings	(11,200)	(10,000)
Repayment of FHLB of Chicago advances	(130,500)	(280,000)
Proceeds from exercise of stock options	3,082	2,226
Purchase of treasury stock	(30,753)	(131)
Cash dividends	(11,734)	(9,612)
Net increase in deposits	68,286	139,596
Decrease in advances by borrowers for taxes and insurance	(20,390)	(1,788)

Net cash provided by financing activities	41,791	250,291

Increase (decrease) in cash and cash equivalents	3,166	(4,031)
Cash and cash equivalents at beginning of period	262,680	224,672

Cash and cash equivalents at end of period	$265,846	220,641

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$101,501	131,553
Income taxes	35,803	22,770
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	2,745	1,862
Loans receivable swapped into mortgage-backed securities	$134,419	17,712

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), as of and for the three and nine month periods ended September 30, 2003 and 2002 and as of December 31, 2002. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$20,506	25,154,529	$.82	$20,650	23,230,667	$.89

Effect of dilutive securities:
Stock options		670,141			571,860

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$20,506	25,824,670	$.79	$20,650	23,802,527	$.87

	Nine Months Ended September 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$59,333	23,909,848	$2.48	$53,678	23,133,356	$2.32

Effect of dilutive securities:
Stock options		601,733			608,204

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$59,333	24,511,581	$2.42	$53,678	23,741,560	$2.26

(3) Commitments and Contingencies

At September 30, 2003, the Bank had outstanding commitments to originate one-to-four family loans of $704.8 million, of which $379.2 million were fixed-rate loans and $325.6 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $244.0 million of these commitments, of which $118.7 million were fixed-rate loans, with rates ranging from 4.0% to 8.25%, and $125.3 million were adjustable rate loans with rates ranging from 3.375% to 7.25%. The interest rates on the remaining commitments of $460.8 million float at current market rates. At September 30, 2003, the Bank had outstanding forward commitments to sell $340.0 million of fixed-rate mortgage loans and $41.9 million of adjustable rate loans.

At September 30, 2003, the Bank had outstanding standby letters of credit totaling $19.1 million. Of this amount $13.3 million is comprised of letters of credit to enhance a developer’s industrial revenue bond financings of commercial real estate in the Bank’s market. These two letters of credit are collateralized by mortgage-backed securities and U.S. Government and agency securities owned by the Bank. Additionally, the Company had outstanding standby letters of credit totaling $11.6 million related to real estate development improvements.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At September 30, 2003, the Bank had $10.0 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $31.3 million of loans sold with recourse to other investors, and approximately $13.6 million of credit risk related to loans with private mortgage insurance in force.

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

	At or For the Three Months Ended September 30, 2003
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$78,160	—	—	78,160
Interest expense	33,252	—	—	33,252

Net interest income	44,908	—	—	44,908
Non-interest income	14,014	3,009	—	17,023
Non-interest expense	29,239	170	—	29,409

Income before income taxes	29,683	2,839	—	32,522
Income tax expense	10,889	1,127	—	12,016

Net income	$18,794	1,712	—	20,506

Average assets	$6,529,986	24,063	—	6,554,049

	At or For the Three Months Ended September 30, 2002
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$82,966	—	—	82,966
Interest expense	41,991	35	—	42,026

Net interest income	40,975	(35)	—	40,940
Non-interest income	12,863	3,791	—	16,654
Non-interest expense	25,183	258	—	25,441

Income before income taxes	28,655	3,498	—	32,153
Income tax expense	10,115	1,388	—	11,503

Net income	$18,540	2,110	—	20,650

Average assets	$5,780,150	13,422	—	5,793,572

	At or For the Nine Months Ended September 30, 2003
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$229,111	—	—	229,111
Interest expense	102,585	—	—	102,585

Net interest income	126,526	—	—	126,526
Non-interest income	43,679	6,332	—	50,011
Non-interest expense	81,841	987	—	82,828

Income before income taxes	88,364	5,345	—	93,709
Income tax expense	32,256	2,120	—	34,376

Net income	$56,108	3,225	—	59,333

Average assets	$6,130,047	21,122	—	6,151,169

	At or For the Nine Months Ended September 30, 2002
	Banking	Land Development	Eliminations	Consolidated Total
	(In thousands)
Interest income	$246,404	—	—	246,404
Interest expense	131,271	92	—	131,363

Net interest income	115,133	(92)	—	115,041
Non-interest income	35,074	6,848	—	41,922
Non-interest expense	72,375	933	—	73,308

Income before income taxes	77,832	5,823	—	83,655
Income tax expense	27,667	2,310	—	29,977

Net income	$50,165	3,513	—	53,678

Average assets	$5,659,063	14,346	—	5,673,409

(7) Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions-an amendment of the Financial Accounting Standards Board, (“FASB”) No. 72 and 144 and FASB Interpretation No. 9,” effective January 1, 2002. These pronouncements provide that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather tested at least annually for impairment. As required, the Company discontinued the amortization of goodwill as of January 1, 2002 and goodwill currently has a net carrying amount of $140.3 million at September 30, 2003. The Company evaluates goodwill for impairment at least annually. An evaluation was completed as of May 31, 2003. No impairment was deemed necessary as a result of the Company’s analysis.

The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2003 is as follows:

	Banking	Land Development	Total
	(Dollars in thousands)
Balance as of December 31, 2002	$94,796	—	94,796
Addition from Fidelity acquisition	45,464	—	45,464

Balance at September 30, 2003	$140,260	—	140,260

The changes in the carrying amount of intangibles for the nine months ended September 30, 2003 is as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance at December 31, 2002	$7,170	12,960	20,130
Additions	1,659	12,920	14,579
Amortization expense	(1,170)	(11,100)	(12,270)
Increase in valuation allowance	—	(940)	(940)

Balance at September 30, 2003	$7,659	13,840	21,499

The following is a summary of intangible assets subject to amortization:

	As of September 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$17,606	(9,947)	15,947	(8,777)
Mortgage servicing rights(1)	16,144	(2,304)	15,207	(2,247)

Total	$33,750	(12,251)	31,154	(11,024)

(1)	The gross carrying amounts for September 30, 2003 and December 31, 2002 are net of impairment reserves of $4.3 million and $3.4 million, respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the nine months ended September 30, 2003 and estimates for the three months ended December 31, 2003 and five years thereafter are as follows. These estimates are based on the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of September 30, 2003.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Nine months ended September 30, 2003	$1,170	11,100
Estimated Amortization Expense:
For the Three Months Ended December 31, 2003	448	1,700
For the Year Ended:
December 31, 2004	1,636	4,700
December 31, 2005	1,491	2,400
December 31, 2006	1,072	1,600
December 31, 2007	699	1,300
December 31, 2008	690	1,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$20,506	20,650	59,333	53,678
Deduct: total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	849	747	2,509	2,218

Pro-forma net income	19,657	19,903	56,824	51,460

Basic Earnings per Share
As Reported	.82	.89	2.48	2.32
Pro-forma	.78	.86	2.38	2.22
Diluted Earnings Per Share
As Reported	.79	.87	2.42	2.26
Pro-forma	.78	.86	2.38	2.22

(9) Acquisition

On July 21, 2003, the Company completed its previously announced acquisition of Fidelity Bancorp, Inc. (“Fidelity”), in an all-stock transaction. Approximately 2.8 million shares were issued as a result of the transaction and certain options to purchase Fidelity common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 20,632 shares of the Company’s common stock. At acquisition date, Fidelity had $612.9 million in total assets, $434.6 million in deposits and $59.6 million in stockholders’ equity. The acquisition added five new offices to the Bank’s branch network, three in the City of Chicago and two in the suburban markets of Schaumburg and Franklin Park, Illinois.

Proforma results of operation after giving effect to the acquisition of Fidelity at the beginning of the three and nine months ended September 30, 2003 and September 30, 2002 are not included as Fidelity would not have had a material impact on the Company’s financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. On October 9, 2003 the FASB issued a deferral to December 31, 2003 of the implementation of FIN 46 for Variable Interest Entities in existence prior to February 1, 2003. The Company does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Adoption of this Statement did have a material effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, difficulties or delays in completing the acquisition of St. Francis Capital Corporation (“St. Francis”), higher than expected costs related to the St. Francis transaction, unanticipated changes in interest rates or flattening of the yield curve, deteriorating economic conditions which could result in increased delinquencies in the Company’s or St. Francis’ loan portfolio, changes in estimates of purchase accounting adjustments and/or amortization periods relating to the St. Francis acquisition, legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s or St. Francis’ loan or investment portfolios, or further deterioration in the value of investment securities, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company’s and St. Francis’ market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Set forth below are highlights of the Company’s third quarter 2003 performance results:

•	Completion of the Fidelity Bancorp merger on July 21, 2003 adding $612.9 million of assets and five branches;

•	Strong loan origination volume of $1.5 billion, a quarterly record;

•	Loan sale volume of $475 million, generating gains of $7.1 million;

•	Return on average equity of 13.74% for the quarter;

•	Return on average assets of 1.25% for the quarter;

•	Opening of two new branch offices.

General

MAF Bancorp, Inc. (“Company”), is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb (“Bank”), and in the residential land development business primarily through MAF Developments, Inc.

The Bank offers various financial services to its customers through a network of 43 branches in suburban and urban communities in the Chicago metropolitan area including 14 locations in the City of Chicago, a strong presence in Cook County and DuPage County, and increasing penetration of the rapidly-growing Will and Kane Counties, as well as a presence in the southwest suburbs of Chicago. Management has current plans to open another banking office during 2003 with the site now in development. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans.

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

As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or which allow the Company to expand outside its current primary market areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and may involve earnings per share dilution depending on the Company’s success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved. However, based on preliminary estimates of purchase accounting adjustments, the Company currently anticipates that the acquisition of St. Francis will be accretive to earnings per share in 2004.

On July 21, 2003, the Company completed the acquisition of Fidelity Bancorp, Inc. (“Fidelity”) in an all-stock transaction. At acquisition date, Fidelity had assets of $612.9 million, deposits of $434.6 million and five branch offices in the Chicago area. Approximately 2.8 million shares were issued as a result of the transaction and options to purchase Fidelity common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 20,632 shares of the Company’s common stock.

As previously disclosed, on May 21, 2003, the Company announced that it had reached an agreement to acquire St. Francis Capital Corporation (“St. Francis”) in an all-stock transaction valued at approximately $264 million on the date of the announcement. In October 2003, the Company announced that all of the required regulatory approvals in connection with the acquisition of St. Francis had been received. The Company has scheduled a November 25, 2003 special shareholders’ meeting to approve the transaction. St. Francis has scheduled their special shareholders’ meeting for November 26, 2003. The parties expect to close the transaction shortly after receipt of the necessary shareholder approvals and satisfaction of other customary closing conditions. At September 30, 2003, St. Francis had assets of $2.2 billion, deposits of $1.4 billion and 23 branch offices in the Milwaukee, Wisconsin area.

During July 2003, the Bank opened two new branch offices, in Skokie and Niles, both in Cook County, Illinois to expand the branch network to its present 43 locations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations of the Company is based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, and are more fully described in Note 1 of the consolidated financial statements found in the Company’s Form 10-K for the fiscal year ended December 31, 2002 in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends, and other information available to management. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for loan losses. In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. The allowance for loan losses is established through a provision for loan losses to provide a reserve against estimated losses in the Bank’s loans receivable portfolio. The allowance for loan losses reflects management’s estimate of the reserves needed to cover probable losses inherent in the Bank’s loan receivable portfolio.

Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. These estimates are impacted by loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance, as it did for $940,000 in the first nine months of 2003 and $2.3 million in 2002. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

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

At September 30, 2003 and December 31, 2002, the Bank exceeded all of the minimum capital requirements as follows:

	September 30, 2003		December 31, 2002
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$612,745	9.17%	$500,746	8.47%

Tangible capital	$461,195	7.07%	$392,995	6.78%
Tangible capital requirement	97,875	1.50	86,971	1.50

Excess	$363,320	5.57%	$306,024	5.28%

Core capital	$461,195	7.07%	$392,995	6.78%
Core capital requirement	261,000	4.00	231,923	4.00

Excess	$200,195	3.07%	$161,072	2.78%

Core and supplementary capital	$473,290	11.73%	$405,959	11.85%
Risk-based capital requirement	322,709	8.00	274,114	8.00

Excess	$150,581	3.73%	$131,845	3.85%

Total Bank assets	$6,679,085		$5,909,865
Adjusted total Bank assets	6,525,008		5,798,064
Total risk-weighted assets	4,187,941		3,538,222
Adjusted total risk-weighted assets	4,033,864		3,426,421

A reconciliation of consolidated stockholder’s equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Stockholder’s equity of the Bank	$612,745	500,746
Goodwill and core deposit intangibles	(147,917)	(101,967)
Non-permissible subsidiary deduction	(208)	(208)
Non-includable mortgage servicing rights	(1,384)	(1,296)
Equity adjustment for available for sale securities	(2,041)	(4,280)

Tangible and core capital	461,195	392,995
Recourse on loan sales	(9,235)	(6,477)
General loan loss reserves	21,330	19,441

Core and supplementary capital	$473,290	405,959

Changes in Financial Condition

Total assets of the Company were $6.72 billion at September 30, 2003, an increase of $778.1 million, or 13.1% from $5.94 billion at December 31, 2002. The primary reason for the increase is the acquisition of Fidelity with assets of $612.9 million as well as higher balances in loans receivable and loans held for sale due to record loan originations.

Cash and short-term investments totaled a combined $265.8 million at September 30, 2003, an increase of $3.2 million, or 1.2%, from the combined balance of $262.7 million at December 31, 2002.

Investment securities available for sale decreased $30.3 million to $277.9 million at September 30, 2003. The decrease reflects maturities and calls of $86.3 million, and sales and writedowns of $60.1 million, offset by $107.7 million in purchases of equity and government agency securities. The Company recognized a gain of $3.1 million on the sale of investment securities available for sale during the nine months ended September 30, 2003, primarily attributable to gains on corporate debt securities, and to a lesser extent, government agency and equity securities. This was offset, however, by aggregate write-downs for other than temporary impairment in the amount of $10.1 million in 2003 on the amortized cost of two floating-rate debt securities. See “Asset Quality” for further information relating to investment securities.

Stock in Federal Home Loan Bank of Chicago increased $95.6 million to $265.3 million at September 30, 2003. The increase is due to $30.0 million in purchases, $53.8 million acquired in the Fidelity acquisition and $11.8 million in stock dividends received.

Mortgage-backed securities available for sale decreased $14.8 million to $350.8 million at September 30, 2003. The decrease is due to sales of $258.8 million of collaterized mortgage obligations (“CMOs”) and mortgage-backed securities generating gains of $6.0 million and normal amortization of $198.4 million, offset by purchases of $248.0 million and the addition of $198.2 million of mortgage-backed securities and CMOs from the Fidelity acquisition. The Company swapped into mortgage-backed securities $85.3 million of prepayment-protected fixed rate mortgage loans, which were subsequently sold during the first quarter along with an additional $60.9 million of similar mortgage-backed securities. Included in mortgage-backed securities classified as available for sale at September 30, 2003, are $170.0 million of CMOs, the majority of which are collateralized by FNMA, FHLMC and GNMA mortgage-backed securities, and to a lesser extent by whole loans.

Loans receivable, including loans held for sale, increased $650.4 million, or 14.4%, from December 31, 2002, to $5.18 billion at September 30, 2003. $338.6 million of the increase is due to the Fidelity acquisition. The Bank originated $3.96 billion of loans during the nine-month period ended September 30, 2003, compared to $2.50 billion during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity, including loan modifications, as interest rates remained at historical lows for most of the period. Offsetting the originations for the nine-month period was amortization and prepayments of loans totaling $1.87 billion and sales of $1.35 billion. Loans held for sale increased 65.6% from $167.8 million at December 31, 2002 to $277.8 million at September 30, 2003. The increase is primarily due to the September 30, 2003 balance including $98 million of current quarter originations of 10 and 15-year fixed-rate loans loans and $24 million of long-term fixed rate single and multi-family loans acquired in the Fidelity acquisition. These loans were classified as held for sale and subsequently sold to improve the Bank’s interest rate risk position in anticipation of higher interest rates.

The allowance for loan losses totaled $21.4 million and $19.5 million at September 30, 2003 and December 31, 2002 respectively. The increase is primarily due to $2.0 million of allowance acquired in the Fidelity acquisition. The Bank’s allowance for loan losses to total loans outstanding was .43% at September 30, 2003, compared to .44% at December 31, 2002. Non-performing loans increased $2.2 million to $27.6 million, or .56% of total loans receivable at September 30, 2003, compared to $25.4 million, or ..58% of total loans receivable at December 31, 2002. See “Asset Quality” in this section for a further discussion regarding non-performing assets.

In determining the allowance for loan losses and the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Based on management’s assessment of the adequacy of the loan loss reserve as of September 30, 2003, taking into account the composition of the loan portfolio and non-performing loans, historical loss experience, and the level of non-performing loans, management believes the allowance for loan losses is adequate to provide for losses inherent in the portfolio at September 30, 2003.

Foreclosed real estate decreased $1.8 million from December 31, 2002, to $520,000 at September 30, 2003. The Bank’s foreclosed real estate at September 30, 2003 consisted of five single-family homes.

Real estate held for development or sale increased $12.5 million from December 31, 2002, to $27.5 million at September 30, 2003 primarily due to continued project development and land acquisition. A summary of the carrying value of real estate held for development or sale follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Springbank of Plainfield	$16,569	4,049
Shenandoah	6,666	7,794
Tallgrass of Naperville	4,240	3,095

	$27,475	14,938

The Springbank subdivision is located in Plainfield, Illinois and is currently planned to include 1,400 to 1,800 single-family residential lots as well as multi-family parcels depending on zoning ordinances and approvals. At September 30, 2003, MAF Developments, Inc. had multiple real estate purchase contracts that relate to the acquisition of approximately 940 acres of vacant land for this development. The aggregate purchase price of these contracts is $41.8 million of which $14.3 million has been funded to date. The contracts contain various contingencies, including satisfactory soil tests, environmental testing, and necessary zoning approvals, and provide for the takedown of the land in staggered closings over a four-year period. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission in the fourth quarter of 2003 to develop this project with its joint venture partner. Based on the existing purchase contracts, current estimated total development costs (including land acquisition) are approximately $97.0 million. The project will include single-family residential lots, multi-family and commercial parcels, along with various other amenities including an aquatic center and is expected to be developed in a number of phases over a six- to eight-year period with the first lot closings expected in the fourth quarter of 2004.

The Shenandoah project is a 326-lot development located in Plainfield, Illinois. The Company is currently developing and selling lots in the second unit of this project. At September 30, 2003, 130 lots in the Shenandoah project were sold and an additional 56 are under contract.

The Company had 31 lot sales in the Tallgrass of Naperville development for the nine months ended September 30, 2003, which were offset, in part, by continued development costs of the final phase of the project. At September 30, 2003, 18 single-family lots remain in Tallgrass, with one under contract. The Tallgrass development also has a remaining parcel of approximately 9 acres for development of townhomes, which is under contract. The sale of half of this parcel is expected to close in the fourth quarter of 2003 and the remaining half in the second quarter of 2004 at an estimated total profit of $1.8 million. There are also two parcels of commercially zoned land that total 12.8 acres and are currently under contract. The first parcel, of approximately 4.8 acres is expected to generate an estimated profit of $700,000, while the second parcel of approximately

8.0 acres is expected to generate an estimated profit of $770,000. Both parcels are expected to close in the fourth quarter of 2003. Timing of real estate closings is often subject to change due to factors outside of the Company’s control.

Goodwill increased $45.5 million to $140.3 million at September 30, 2003, from $94.8 million at December 31, 2002 due to additional goodwill as a result of $44.9 million recorded on the Fidelity acquisition in July 2003 and $586,000 recorded from a branch acquisition during the first quarter of 2003.

Deposits increased $512.5 million, or 13.7% to $4.26 billion at September 30, 2003. The increase is primarily due to the addition of $434.6 million from the Fidelity acquisition and a $181.3 million increase in core deposit accounts offset by a $103.4 million decrease in certificates of deposit. At September 30, 2003, the Bank’s core deposits (passbooks, checking and money market accounts) total $2.50 billion or 58.7% of deposits, compared to $2.12 billion, or 56.4% of deposits at December 31, 2002. After consideration of interest of $44.1 million credited to accounts during the nine months ended September 30, 2003, net cash inflows were $24.2 million, net of business combinations.

Borrowed funds, which consist primarily of $1.65 billion of FHLB of Chicago advances, were $1.70 billion at September 30, 2003 and $1.56 billion at December 31, 2002. Advances acquired in the Fidelity acquisition were $111.2 million. Additionally, during the nine months ended September 30, 2003, new advances totaled $175.0 million, offset by $130.5 million of maturities. Borrowings at September 30, 2003 and December 31, 2002 include $51.0 million outstanding on the Company’s unsecured bank term loan.

Stockholders’ equity increased $114.7 million, or 22.9% at September 30, 2003, primarily due to issuance of $97.1 million in shares in the Fidelity acquisition, net income of $59.3 million, reduced by cash dividends declared of $13.0 million and common stock repurchased of $30.8 million. Other comprehensive income decreased $2.7 million from December 31, 2002 to September 30, 2003 primarily due to market value decreases. See “Asset Quality” for a discussion of investments written down since December 31, 2002. During the nine months ended September 30, 2003, 800,000 shares of common stock were repurchased at an average cost of $38.44 per share.

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

Non-performing loans increased $2.2 million to $27.6 million, or .56% of total loans receivable at September 30, 2003, compared to $25.4 million, or .58% of total loans receivable at December 31, 2002. The increase in non-performing loans is primarily due to an increase in one-to four-family non-performing loans. Non-performing assets were $36.7 million or .55% of total assets at September 30, 2003, compared to $27.8 million or .47% of total assets at December 31, 2002. Included in non-performing assets are two aircraft-related asset-backed securities currently totaling $8.5 million that are on non-accrual status and classified as substandard. One of these securities, with a September 30, 2003 carrying value of $6.4 million, was written down by $3.0 million in the fourth quarter of 2002, and the other with a September 30, 2003 carrying value of $2.1 million was written down by $5.0 million in the first quarter of 2003 and by an additional $1.9 million in the third quarter of 2003 due to continued declines in its estimated market value. A third security written down in the first quarter of 2003, which management has classified as special mention and monitors closely, is not currently included in non-performing assets, was current as to principal and interest payments at September 30, 2003 and is still accruing interest. The September 30, 2003 carrying value of this collateralized bond obligation security was $6.0 million after the $3.1 million writedown.

For the quarter ended September 30, 2003, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $481,000, compared to $398,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $1.2 million, compared to $1.0 million for the nine months ended September 30, 2002.

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

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At September 30, 2003, all of the Bank’s non-performing loans were classified as substandard. In addition, the Bank has classified four loans to two different borrowers aggregating $1.7 million of commercial real estate and land development loans as substandard for regulatory purposes. These loans are performing in accordance with the terms of the loan agreement and are adequately secured based on the current value of the underlying collateral.

At September 30, 2003, 85% of the Company’s loan portfolio consisted of loans secured by one-to four-family residences. The ratio of the allowance for loan losses to non-performing loans was 77.4% at September 30, 2003 compared to 76.7% at December 31, 2002, and 77.5% at September 30, 2002.

Non-Performing Residential Properties. Ratios for loans secured by one-to-four family residential properties were as follows:

	September 30, 2003	December 31, 2002	September 30, 2002
One-to four-family loans as a percentage of total loans	85%	89%	88%
Non-performing one-to-four family loans as a percentage of total non-performing loans	87	89	88
Non-performing loans with private Mortgage insurance or other guarantees	41	52	56
Average loan-to-value of non-performing loans without private mortgage insurance or other guarantees	71	71	70

Delinquent Loans. Delinquencies in the Bank’s portfolio at the dates indicated were as follows:

	61-90 Days			91 Days or More(2)
	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total Loans(1)	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total Loans(1)
	(Dollars in thousands)
September 30, 2003	47	$6,303.13%		209	$27,618.56%

June 30, 2003	47		5,013.11	177		22,391.49

March 31, 2003	48		6,469.15	207		25,243.58

December 31, 2002	51		4,577.10	200		25,394.58

September 30, 2002	50		6,177.13	190		29,094.65

(1)	Percentage represents principal balance of delinquent loans to total loans outstanding.
(2)	The 91 Days or More category includes all loans on non-accrual regardless of days past due.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loans receivable portfolio in dollar amounts at the dates indicated:

	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,644,518	3,488,957	3,364,367	3,470,937	3,617,357
Held for sale	277,792	92,830	68,076	167,780	132,899
Multi-family	469,249	322,437	292,895	260,318	223,395
Commercial	170,585	150,381	147,955	142,493	145,505
Construction	51,377	51,268	51,688	48,179	50,492
Land	39,035	34,918	39,611	42,530	40,469

Total real estate loans	4,652,556	4,140,791	3,964,592	4,132,237	4,210,117

Consumer loans:
Equity lines of credit	508,690	467,942	420,533	387,025	358,985
Home equity loans	24,883	23,431	26,856	32,120	38,487
Other	4,439	5,041	6,436	6,255	4,798

Total consumer loans	538,012	496,414	453,825	425,400	402,270
Commercial business loans	31,915	22,279	22,813	20,592	18,928

Total loans receivable	5,222,483	4,659,484	4,441,230	4,578,229	4,631,315
Loans in process	28,398	28,158	28,771	30,689	27,175
Unearned discounts, premiums and deferred loan fees, net	(8,652)	(2,810)	(2,586)	(2,875)	(2,544)
Allowance for loan losses	21,372	19,379	19,471	19,483	19,458

Loans receivable, net	$5,181,365	4,614,757	4,395,574	4,530,932	4,587,226

Non-performing assets. The following table sets forth information regarding non-accrual loans, non-accrual investment securities, and foreclosed real estate of the Bank.

	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02
	(Dollars in thousands)
Non-performing loans:
Non-accrual loans:
One- to four-family and multi-family loans	$24,216	19,750	22,279	22,480	21,538
Commercial real estate, construction and land loans	1,693	1,551	1,769	1,755	6,306
Other loans	1,709	1,090	1,195	1,159	1,250

Total non-performing loans:	$27,618	22,391	25,243	25,394	29,094

Non-performing loans to total loans	.56%	.49	.58	.58	.65

Non-accrual investment securities	$8,544	9,066	9,571	—	—

Foreclosed real estate- One- to four-family	$520	1,345	2,127	2,366	474

Non-performing loans and foreclosed real estate to total loans and foreclosed real estate	.57%	.52	.63	.63	.66

Total non-performing assets	$36,682	32,802	36,941	27,760	29,568

Total non-performing assets to total assets	.55%	.55	.62	.47	.50

Liquidity and Capital Resources

The Company’s principal sources of funds during the nine months ended September 30, 2003 were cash dividends paid by the Bank of $40.0 million. The Company’s principal uses of funds during the nine months ended September 30, 2003 were cash dividends to shareholders, stock repurchases and interest payments on the Company’s $51.0 million unsecured bank term loan. No principal payments were paid or due on this loan since December 31, 2002. The Company has a scheduled principal payment of $6.0 million due on December 31, 2003. The Company also maintains a one-year, $40.0 million unsecured revolving line of credit from a commercial bank, due and renewable annually on November 30. The Company expects to renew and increase the line at November 30, 2003. The line of credit has no outstanding balance as of September 30, 2003. During the nine-month period ended September 30, 2003, the Company repurchased 800,000 shares of its common stock at an average price of $38.44 per share, for a total of $30.8 million. For the nine-month period ended September 30, 2003, the Company declared common stock dividends of $.54 per share, or $13.0 million.

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

During the nine months ended September 30, 2003, the Bank originated loans totaling $3.96 billion compared with $2.50 billion during the same period in 2002. Loan sales, for the nine months ended September 30, 2003, were $1.35 billion, compared to $838.3 million for the prior year period. The Bank had outstanding commitments to originate loans of $704.8 million and commitments to sell loans of $381.9 million at September 30, 2003. At September 30, 2003, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of the Company’s Form 10-K for the year ended December 31, 2002, for a discussion of the Company’s contractual obligations and off-balance sheet commitments. Significant changes in contractual obligations since December 31, 2002 include an increase of $125.5 million in certificate of deposit accounts, an increase of $338.6 million of core deposit accounts and $144.5 million in borrowings which are primarily the result of the Fidelity acquisition. Operating lease obligations increased primarily due to the Company entering into a long- term lease for 132,000 square feet of office space in Downers Grove, Illinois. The new space will allow the Company to consolidate loan operations and certain other administrative and backoffice operations to better facilitate the handling of the growth expected from the St. Francis and Fidelity acquisitions.

The following table lists contractual obligations coming due in the periods indicated at September 30, 2003:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificate of deposits	$1,759,770	1,155,689	516,659	74,089	13,333
Core deposits	2,166,182	2,166,182	—	—	—
FHLB of Chicago advances	1,650,000	355,000	715,000	400,000	180,000
Unsecured bank term loan and line of credit	51,000	6,000	15,000	19,000	11,000
Operating leases	51,668	4,162	8,679	10,025	28,802

Total	$5,678,620	3,687,033	1,255,338	503,114	233,135

The Bank historically renews a majority of its certificates upon maturity, as it does not currently use more rate-sensitive brokered certificates for its funding, but rather retail oriented amounts. Additionally, its core deposits, which do not have a stated contractual maturity, have generally been very stable over time, and are not expected to be redeemed in large amounts during the remainder of 2003. As such, the scheduled $2.17 billion of maturing certificates of deposits in 2003, as well as the balances of core deposits are not expected to put a burden on the Bank’s cash needs. The Bank has the ability to refinance any advance coming due with the FHLB of Chicago, which it will normally do in the course of business if its loan portfolio is growing. Should its loan portfolio growth be slower, due to prepayments in its loan portfolio, the Bank will have adequate liquidity to repay its maturing advances. Net savings outflows, if any, as well as expected loan portfolio growth for the remainder of 2003 could also be met by additional advances from the FHLB of Chicago. The Company’s unsecured bank term loan and line of credit amounts are repaid through the normal course of business primarily through dividends from the Bank.

Significant changes in off-balance sheet commitments since December 31, 2002 include a $127.7 million increase in unused equity lines of credit balances, primarily with greater than five-year maturities and a $25.9 million increase in unused commercial business lines. At September 30, 2003, the Bank had recourse provision of $10.0 million of credit risk related to loans sold to the MPF program, $31.3 million of loans sold with recourse to other investors and approximately $13.6 million of credit risk related to loans with private mortgage insurance in force.

The following table lists the off-balance sheet commitments of the Company and the Bank as of September 30, 2003:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(Dollars in thousands)
Mortgage loan commitments	$708,502	708,502	—	—	—
Unused equity lines of credit balances(1)	501,221	3,542	8,051	8,881	480,748
Recourse provisions	54,900	54,900	—	—	—
Unused commercial business lines(1)	51,383	32,403	18,474	495	10
Commercial business loan commitments	3,715	3,715	—	—	—
Letters of credit (2)	30,762	17,322	105	13,335	—
Real estate development costs(2)	75,116	32,337	29,882	8,140	4,757

Total	$1,425,599	852,721	56,512	30,851	485,515

(1)	Balances shown are at the remaining maturity of the commitment.
(2)	Letters of Credit include $11.6 million related to land development projects which amounts are also included in real estate development costs.

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

The Bank, except as noted below, has not used derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy, management does hedge the Bank’s exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed below. Most of these forward sale commitments are conducted with FNMA, FHLMC and MPF with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate, or by requiring the interest rate to float at market rates until shortly before closing. In addition, the Bank uses U.S. Treasury bond futures contracts and MBS forward sale commitments to hedge some of the mortgage pipeline exposure. These futures contracts and forward sale commitments are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. At September 30, 2003, the Company was positively gapped over this one-year period. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in an improvement in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a positive gap would likely result in a reduction in net interest income. Management’s goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management’s decisions based on its expectation of future interest rate trends. The Bank’s asset/liability management strategy emphasizes, for its own portfolio, the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank’s cost of funds.

The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at September 30, 2003 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the FHLB of Chicago with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively. Investment securities and FHLB advances that contain call or put provisions are generally shown in the category relating to their respective final maturities, except for a $5.0 million investment with a final maturity of 37 months, but callable in six months or less is categorized in the six months or less category, in anticipation of its call.

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

	At September 30, 2003
	6 Months or Less	More Than 6 Months to 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,195,957	521,526	1,768,479	928,397	788,378	5,202,737
Mortgage-backed securities	61,166	40,110	95,853	69,458	84,257	350,844
Interest-bearing deposits	73,030	—	—	—	—	73,030
Federal funds sold	77,508	—	—	—	—	77,508
Investment securities (1)	406,799	19,075	32,777	65,672	18,908	543,231

Total interest-earning assets	1,814,460	580,711	1,897,109	1,063,527	891,543	6,247,350
Impact of hedging activity (2)	277,792	—	(27,411)	(32,763)	(217,618)	—

Total net interest-earning assets adjusted for impact of hedging activities	2,092,252	580,711	1,869,698	1,030,764	673,925	6,247,350

Interest-bearing liabilities:
NOW and checking accounts	37,154	33,663	123,207	76,533	162,632	433,189
Money market accounts	494,860	—	—	—	—	494,860
Passbook accounts	105,803	96,248	352,268	218,821	464,993	1,238,133
Certificate accounts	798,816	356,873	516,659	74,089	13,333	1,759,770
FHLB advances	325,894	130,429	615,000	400,000	180,000	1,651,323
Other borrowings	51,000	—	—	—	—	51,000

Total interest-bearing liabilities	1,813,527	617,213	1,607,134	769,443	820,958	5,628,275

Interest sensitivity gap	$278,725	(36,502)	262,564	261,321	(147,033)	619,075

Cumulative gap	$278,725	242,223	504,787	766,108	619,075

Cumulative gap assets as a percentage of total assets	4.15%	3.61	7.52	11.41	9.22
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	115.37%	109.96	112.50	115.94	111.00

At December 31, 2002
Cumulative gap	$346,683	607,407	636,733	835,333	503,797

Cumulative gap assets as a percentage of total assets	5.84%	10.23	10.72	14.07	8.49
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	121.53%	129.59	118.45	120.55	110.04

(1)	Includes $265.3 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate as well as 3-1 and 5-1 adjustable rate mortgages loans.

Average Balances/Rates

The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at September 30, 2003 includes fees which are considered adjustments to yield.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2003			2002			2003			2002			At Sept. 30, 2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$5,049,184	67,922	5.38%	$4,490,578	72,556	6.46%	$4,697,927	199,211	5.66%	$4,388,229	216,124	6.57%	$5,202,737	5.53%
Mortgage-backed securities	436,232	3,158	2.90	264,205	3,095	4.69	355,655	9,415	3.53	224,612	8,375	4.97	350,844	4.25
Interest-bearing deposits (1)	79,836	452	2.25	87,916	549	2.48	102,945	1,510	1.96	94,502	1,579	2.23	73,030	1.35
Federal funds sold (1)	48,391	418	3.43	86,897	589	2.69	118,935	1,923	2.16	131,356	2,211	2.25	77,508	1.00
Investment securities	528,204	6,210	4.66	532,906	6,177	4.60	507,050	17,052	4.50	507,380	18,115	4.77	543,231	5.07

Total interest-earning assets	6,141,847	78,160	5.08	5,462,502	82,966	6.07	5,782,512	229,111	5.29	5,346,079	246,404	6.15	6,247,350	5.31
Non-interest earning assets	412,202			331,070			368,657			327,330			467,971

Total assets	$6,554,049			$5,793,572			$6,151,169			$5,673,409			$6,715,321

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	3,846,976	14,510	1.50	3,440,077	21,713	2.50	3,613,130	46,327	1.71	3,405,682	71,477	2.81	3,925,952	1.51
Borrowed funds	1,623,479	18,742	4.58	1,496,859	20,313	5.38	1,543,079	56,258	4.87	1,443,977	59,886	5.54	1,702,323	4.49

Total interest-bearing liabilities	5,470,455	33,252	2.41	4,936,936	42,026	3.38	5,156,209	102,585	2.66	4,849,659	131,363	3.62	5,628,275	2.41

Non-interest bearing deposits	350,277			253,639			316,131			237,076			337,744
Other liabilities	136,422			128,679			135,134			128,145			133,130

Total liabilities	5,957,154			5,319,254			5,607,474			5,214,880			6,099,149
Stockholders’ equity	596,895			474,318			543,695			458,529			616,172

Liabilities and stockholders’ equity	$6,554,049			$5,793,572			$6,151,169			$5,673,409			$6,715,321

Net interest income/interest rate spread		$44,908	2.67%		$40,940	2.69%		$126,526	2.63%		$115,041	2.53%		2.90%

Net earning assets/net yield on average interest-earning assets	$671,392		2.92%	$525,566		3.00%	$626,303		2.92%	$496,420		2.87%	$619,075	N/A

Ratio of interest-earning assets to interest-bearing liabilities		112.27%			110.65%			112.15%			110.24%		111.0%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

Rate/Volume Analysis of Net Interest Income

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2003 Compared to September 30, 2002 Increase (Decrease)			Nine Months Ended September 30, 2003 Compared to September 30, 2002 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$8,380	(13,014)	(4,634)	14,538	(31,451)	(16,913)
Mortgage-backed securities	1,530	(1,467)	63	3,940	(2,900)	1,040
Interest-bearing deposits	(48)	(49)	(97)	134	(203)	(69)
Federal funds sold	(304)	133	(171)	(203)	(85)	(288)
Investment securities	(54)	87	33	(12)	(1,051)	(1,063)

Total	9,504	(14,310)	(4,806)	18,397	(35,690)	(17,293)

Interest-bearing liabilities:
Deposits	2,301	(9,504)	(7,203)	4,145	(29,295)	(25,150)
Borrowed funds	1,607	(3,178)	(1,571)	3,944	(7,572)	(3,628)

Total	3,908	(12,682)	(8,774)	8,089	(36,867)	(28,778)

Net change in net interest income	$5,596	(1,628)	3,968	10,308	1,177	11,485

Comparison of the Results of Operations for the Three Months Ended September 30, 2003 and 2002

General—Net income for the three months ended September 30, 2003 was $20.5 million, or $.79 per diluted share, compared to net income of $20.7 million, or $.87 per diluted share for the three months ended September 30, 2002. The $.08 decrease in earnings per diluted shares was primarily a result of the increase in outstanding shares due to the completion of the Fidelity acquisition on July 21, 2003. The current quarter results were negatively impacted by a $1.9 million writedown on an investment security. The prior period results were benefited by $2.0 million of net securities gains.

Net interest income—Net interest income was $44.9 million for the current quarter, compared to $40.9 million for the quarter ended September 30, 2002, an increase of $4.0 million or 9.7%. The Company’s average interest-earning assets increased to $6.14 billion for the three months ended September 30, 2003 compared to $5.46 billion for the three months ended September 30, 2002. The Company’s net interest margin decreased 8 basis points to 2.92% for the current three month period, compared to 3.00% for the prior year quarterly period due to a faster decrease in earning asset yield compared to the cost of interest bearing liabilities. The yield on total interest earning assets declined 99 basis points and the cost of interest bearing liabilities decreased 97 basis points.

Interest income on loans receivable for the third quarter 2003 decreased $4.6 million compared to the prior year quarter despite a $558.6 million increase in average loans receivable. The decline in interest rates has led to a high level of prepayments on higher yielding fixed-rate loans as well as the downward repricing of ARM loans, which led to a 108 basis point decline in the average yield on loans receivable. The decrease in interest income and average yield on loans receivable was mitigated by the receipt of $1.3 million of prepayment penalty fees. Interest income on mortgage-backed securities remained at $3.1 million for both periods, due primarily to a $172.0 million increase in average balances, offset by a 179 basis point decrease in average yield. The average yield of mortgage-backed securities was negatively impacted by heavy prepayment activity resulting in $3.1 million of premium amortization in the current quarter compared to $894,000 in the prior year period. The decrease in average yield of mortgage-backed securities was impacted by heavy prepayment activity resulting in higher premium amortization. Interest income on investment securities was also stable at $6.2 million due to a 6 basis point increase in average yield and a $4.7 million decrease in average balance.

Interest expense on deposit accounts decreased $7.2 million to $14.5 million for the third quarter of 2003, despite a $406.9 million increase in average deposits compared to the prior year quarter. The 100 basis point decrease in the average cost of deposits for the third quarter of 2003 compared to the prior year’s three-month period is primarily due to the downward repricing of maturing certificates of deposit, as well as the lower interest rates paid on core deposits due to the decline in short-term rates. The Bank has been focused on increasing low-cost core deposit balances, which now comprise 59% of the Bank’s deposit base compared to 56% at September 30, 2002.

Interest expense on borrowed funds decreased $1.6 million to $18.7 million, as a result of an 80 basis point decrease in the average cost of borrowed funds offset by an $126.6 million increase in the average balance of borrowed funds, as higher coupon FHLB advances matured and were replaced with lower coupon fixed rate and floating rate advances.

Provision for loan losses—Based on management’s assessment of the adequacy of the loan loss reserve as of September 30, 2003 and 2002, the Bank provided no provision for loan losses during the third quarters of 2003 or 2002. Net charge-offs during the third quarter of 2003 were $18,000 compared to net charge-offs of $83,000 for the three months ended September 30, 2002.

Non-interest income—Non-interest income increased to $17.0 million for the three months ended September 30, 2003, compared to $16.7 million for the three months ended September 30, 2002, or 2.2% primarily due to higher gains on the sale of loans for the three months ended September 30, 2003 compared to 2002, offset by an aggregate net loss on the sale and writedown of mortgage-backed and investment securities this year compared to gains for the prior year period.

Gain on sale of loans increased to $7.1 million for the three months ended September 30, 2003, compared to $3.9 million for the three months ended September 30, 2002. The increased gains are due to a $213.3 million increase in loan sale volume to $475.0 million for the three months ended September 30, 2003 compared to loan sales of $261.7 million in the third quarter of 2002.

During the three months ended September 30, 2003, the Company recorded an aggregate net loss of $871,000 on the sale and writedown of mortgage-backed and investment securities. The current quarter includes a $1.9 million other than temporary impairment writedown of one of the Bank’s aircraft-related debt securities. The writedown was partially offset by gains on the sale of various CMOs, mortgage-backed securities, and corporate debt and equity securities. In the prior year quarter, the Company recognized $2.0 million in gains on the sale of corporate debt and equity securities.

Income from real estate operations decreased $782,000 to $3.0 million for the three months ended September 30, 2003 compared to $3.8 million for the prior year quarter. The decrease is primarily due to the sale of 61 lots in the Shenandoah development at a lower profit margin per lot compared to the lots sold in the Tallgrass development. There were 14 sales in the Tallgrass development in the current quarter compared to 56 lots in the same prior year period. The decrease in Tallgrass sales is attributable to fewer lots remaining in the development available for sale as the project nears completion.

Deposit account service charges increased $186,000, or 3.2%, to $6.1 million for the three months ended September 30, 2003 compared to $5.9 million for the prior year quarter. The rate of growth in service charge income has slowed in recent months, due in part to the negative impact of a recent VISA lawsuit discussed below, increased competition, higher average balances in checking accounts and a slowdown in the rate of checking account growth. At September 30, 2003, the Bank had 171,400 checking accounts, compared to 152,000 at September 30, 2002, an increase of 12.8%.

In April 2003, Visa reached an agreement to settle merchant litigation regarding debit card acceptance, usage and interchange reimbursement fees. The Bank issues Visa debit cards to a large percentage of its checking account customers. The amount of interchange revenue generated for a transaction depends on whether it is signature-based (offline) or PIN-based (online). Signature-based transactions generate a higher amount of interchange revenue than PIN-based transactions. During the three months ended September 30, 2003, gross revenue from signature-based debit transactions totaled $1.1 million. The settlement includes an initial reduction in the signature-based fee collected from merchants of approximately 33% for the period August 1, 2003 through December 31, 2003. The negative impact was discussed previously in the Company’s second quarter 2003 Form 10-Q. In addition, the further adjustment of interchange rates beginning January 1, 2004 may result in additional changes to interchange rates that cannot be predicted at this time. As a result, the magnitude of any financial consequences to the Bank cannot be fully ascertained at this time.

The Company recorded net loan servicing fee expense of $2.6 million for the three months ended September 30, 2003 compared to net expense of $2.0 million for the three months ended September 30, 2002, a net decrease of $644,000. Although the average balance of loans serviced for others increased 22.7% to $2.18 billion for the third quarter of 2003, which increased fees received by the Bank, amortization of mortgage servicing rights increased to $4.4 million for the 2003 quarter compared to $2.0 million for the prior period due to heavy prepayments resulting from lower interest rates. During the prior year period a $1.2 million impairment writedown on mortgage servicing rights was recorded as a result of prepayment speeds being higher than expected at that time.

Non-interest expense—Non-interest expense increased $4.0 million or 15.6% to $29.4 million, compared to $25.4 million for the three months ended September 30, 2002.

Compensation and benefits increased 16.5% or $2.4 million to $17.1 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase is primarily due to normal salary increases, higher payroll taxes, and increased staffing related to the five branches added from the Fidelity acquisition, as well as five additional new branches and two loan processing centers.

Occupancy expense increased $777,000, or 26.4% to $3.7 million for the three months ended September 30, 2003 compared to the prior year period, primarily due to higher depreciation, rent expenses and general maintenance costs, increases that are largely attributable to the addition of five Fidelity branches, five de novo branch offices and two additional loan operations centers compared to the previous year period.

Advertising and promotion expense increased $527,000 or 44.9% to $1.7 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due to increased radio advertising, marketing promotion costs at new branches and higher market research expenses.

Other non-interest expense increased $96,000 or 1.9% to $5.2 million for the three months ended September 30, 2003 compared to the prior year period. The increased costs were primarily due to higher insurance, telephone and supplies expenses.

Income taxes—For the three months ended September 30, 2003, income tax expense totaled $12.0 million, or an effective income tax rate of 36.9% compared to $11.5 million, or an effective income tax rate of 35.8%, for the three months ended September 30, 2002. The higher effective income tax rate in the third quarter of 2003 is primarily the result of higher state income taxes and the recognition in the prior year period of income tax benefits relating to the resolution of certain prior years’ tax issues.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2003 and 2002

General—Net income for the nine months ended September 30, 2003 was $59.3 million, or $2.42 per diluted share, compared to net income of $53.7 million, or $2.26 per diluted share for the nine months ended September 30, 2002. The increase in earnings per share is primarily due to higher net interest income and gain on the sale of loans, offset by higher non-interest expense.

Net interest income—Net interest income was $126.5 million for the nine months ended September 30, 2003, compared to $115.0 million for the nine months ended September 30, 2002, an increase of $11.5 million or 10.0%. The Company’s average interest-earning assets increased to $5.78 billion for the nine months ended September 30, 2003, compared to $5.35 billion for the nine months ended September 30, 2002, and the Company’s net interest margin increased to 2.92% compared to 2.87% for the same periods. The improved margin is attributable to a greater decline in the Bank’s average cost of funds compared to the decline in the yield on interest-earning assets, due to the shorter-term nature of the Bank’s deposit accounts and higher level of core deposit accounts.

Interest income on loans receivable decreased $16.9 million for the nine months ended September 30, 2003 as a result of a 91 basis point decrease in the average yield offset by a $309.7 million increase in average loans receivable. The decline in the average rate is a function of current originations being at lower interest rates, the downward repricing of ARM loans and equity lines of credit, and heavy prepayments of higher-rate loans due to declining interest rates. Interest income on mortgage-backed securities increased $1.0 million to $9.4 million for the nine month period, due primarily to a $131.0 million increase in average balances, while interest income on investment securities decreased $1.1 million to $17.1 million, due to a 27 basis point decrease in average yield.

Interest expense on deposit accounts decreased $25.2 million to $46.3 million for the nine months ended September 30, 2003, due to a 110 basis point decrease in the average cost of deposits, offset by a $207.4 million increase in average deposits compared to the prior year period. The decrease in average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit, an increase in low-cost core deposit balances and the lower rates paid on these deposits as short-term rates have declined.

Interest expense on borrowed funds decreased $3.6 million to $56.3 million for the nine months ended September 30, 2003, as a result of a 67 basis point decrease in the average cost of borrowed funds offset by a $99.1 million increase in the average balance of borrowed funds.

Provision for loan losses—The Bank did not have a provision for loan losses for the nine months ended September 30, 2003 and 2002. Net chargeoffs during the nine months ended September 30, 2003 were $122,000 compared to net chargeoffs of $149,000 for the nine months ended September 30, 2002. The lack of a provision this period is due to an assessment of a number of factors, including the stable composition of the loan portfolio, good historical loss experience, and the low level of non-performing assets, which is expected to continue. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the period.

Non-interest income—Non-interest income increased $8.1 million, or 19.3%, to $50.0 million for the nine months ended September 30, 2003, compared to $41.9 million for the nine months ended September 30, 2002. The increase is due to increased gains on sales of loans and mortgage-backed securities, higher fee income from deposit accounts offset by decreases in the gain on sale and writedown of investment securities and increased loan servicing fee expense.

Gain on sale of loans increased to $22.9 million for the nine months ended September 30, 2003, compared to $9.0 million for the nine months ended September 30, 2002. A higher level of fixed-rate loan originations and declining interest rates resulting in improved profit margins led to increased profits from loan sales for the nine months ended September 30, 2003 compared to 2002. Current period loan sale volume was $1.35 billion compared to $838.3 million for last year.

Gain on the sale of mortgage-backed securities was $6.0 million for the nine months ended September 30, 2003. During the current nine-month period, the Bank swapped into mortgage-backed securities a total of $85.3 million of prepayment-protected fixed-rate mortgages, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities resulting in the gain for the period. These sales were undertaken to improve the Bank’s interest rate risk position by lengthening its asset duration to better match the Bank’s increased liability duration at that time, as the average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speeds.

During the nine months ended September 30, 2003, the Company recorded a net loss of $6.9 million on investment securities, reflecting $10.1 million of other than temporary impairment write-downs on two floating-rate debt securities, partially offset by gains of $3.1 million on the sale of $53.1 million of various debt, equity and government securities.

Income from real estate operations decreased $519,000 to $6.3 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease is primarily due to Shenandoah lot sales, which commenced in 2003, at lower profit margins than those received on Tallgrass lots. In Shenandoah, the Company sold 130 lots during the nine months ending September 30, 2003. Currently, there are 56 lots under contract in the 326-lot Shenandoah development. Additionally, the Company sold 31 lots in the Tallgrass of Naperville project during the nine months ended September 30, 2003 compared to 104 lots for the prior year period. This decrease is attributable to lower inventory available for sale as the development nears completion. There are 18 lots remaining to be sold in this 952-lot subdivision at September 30, 2003 of which one is under contract. Based on the expected bulk sales of commercial and multifamily acreage in the Tallgrass project in addition to anticipated sales of residential lots in Tallgrass and Shenandoah, management currently expects pre-tax income from real estate development for the last quarter of December 31, 2003 to be in the range of $5.0-$5.5 million, assuming that the pending sales of certain commercial and multi-family parcels in the Tallgrass subdivision close as expected.

Deposit account service charges increased $1.2 million, or 7.6%, to $17.5 million for the nine months ended September 30, 2003 compared to $16.2 million for the nine months ended September 30, 2002, due to continued growth in the number of checking accounts through acquisition and internal sales efforts, as well as fee increases. At September 30, 2003, the Bank had approximately 171,400 checking accounts, compared to 152,000 at September 30, 2002.

Brokerage commissions increased $438,000 or 22.8%, to $2.4 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in commission income is due to higher sales volumes due to improved market conditions and the addition of more seasoned brokers.

Loan servicing fee expense decreased $4.6 million to a net expense of $7.0 million for the nine months ended September 30, 2003, compared to net expense of $2.4 million for the nine months ended September 30, 2002. The average balance of loans serviced for others increased 29.9% to $2.17 billion for the current nine-month period compared to $1.67 billion for the prior year nine-month period. Amortization of mortgage servicing rights was $11.1 million for the nine months ended September 30, 2003, compared to $4.1 million for the prior year nine-month period due to higher prepayments in the current period. During the current nine-month period a $940,000 impairment writedown on mortgage servicing rights was recorded compared to a $1.7 million impairment writedown in the prior year period as a result of expected higher prepayment speeds at those times.

Other non-interest income increased $1.4 million, or 19.0% to $8.6 million for the nine months ended September 30, 2003, compared to $7.2 million for the prior year period. The increase is due primarily to increased income from title agency fees, loan modification fee income from refinance transactions as well as income from the Bank’s mortgage reinsurance subsidiary.

Non-interest expense—Non-interest expense increased $9.5 million or 13.0% compared to the prior year period, to $82.8 million for the nine months ended September 30, 2003.

Compensation and benefits increased 10.9% or $4.8 million to $48.4 million for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The increase is primarily due to increased staffing of the five branches added from the Fidelity acquisition and five other new branches added in the past year, normal salary increases, higher medical costs, and increased staffing due to increased loan origination volume and new branches.

Occupancy expense increased $2.1 million, or 24.3% to $10.7 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily due to increased operating expenses from the five Fidelity branches acquired, five other new branches and two loan operations centers added in the past year.

Data processing expense increased $229,000 or 8.3% to $3.0 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase is primarily due to increased depreciation expense related to additional computer equipment at new and acquired branches.

Other non-interest expense increased $1.4 million to $14.2 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Costs increased due to higher telephone, stationery, postage and insurance expenses as well as higher loan related costs. Increases were primarily due to record loan volume as well as the addition of ten branches since the prior year period.

Income taxes—For the nine months ended September 30, 2003, income tax expense totaled $34.4 million, or an effective income tax rate of 36.7%, compared to $30.0 million, or an effective income tax rate of 35.8%, for the nine months ended September 30, 2002. The higher effective income tax rate in the current nine-month period is primarily the result of higher state income taxes.

Outlook for the Balance of 2003

The Company has updated its previous outlook for calendar 2003, and currently expects earnings per diluted share to be in the range of $.86-.90 for the fourth quarter, resulting in full year 2003 results of $3.28-$3.32 per diluted share.

The Company’s projections for the balance of 2003 assume modest balance sheet growth (exclusive of the St. Francis merger), and a relatively unchanged yield curve from the current level. The Company currently expects loan origination activity to decline significantly in the fourth quarter compared to the third quarter’s results as strong loan refinancing activity subsides. Loan sale volume for the fourth quarter is expected to be substantially less, and at lower margins, than the third quarter levels with a corresponding decline in loan sale profits. The expected large drop-off in loan refinancing activity is expected to slow the loan servicing amortization expense for the fourth quarter. The Company expects the net interest margin to decline modestly in the fourth quarter. Income from real estate development operations is expected to be in the range of $5.0-$5.5 million for the fourth quarter of 2003, assuming that the pending sales of certain commercial and multi-family parcels in the TallGrass subdivision close as expected. The projections also assume no significant deterioration in credit quality.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in the Company’s December 31, 2002 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of September 30, 2003 since December 31, 2002. See “Asset/Liability Management” in Item 2., for a further discussion of the Company’s interest rate sensitivity gap analysis.

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

Part II - Other Information

Item 1.	Legal Proceedings. Not applicable.

Item 2.	Changes in Securities. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant.

Exhibit No. 10. Material Contracts.

(i)	Fidelity Bancorp, Inc. 1993 Incentive Stock Option Plan and Fidelity Bancorp, Inc. 1993 Stock Option Plan for Outside Directors (Incorporated by reference to the Form S-8 Registration Statement filed on August 4, 2003, Registration Statement No. 333-107618.)

Exhibit No. 31.1. Certification of Chief Executive Officer.

Exhibit No. 31.2. Certification of Chief Financial Officer.

Exhibit No. 32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

A Form 8-K was filed to report that on July 23, 2003 MAF Bancorp, Inc. announced its 2003 second quarter earnings results, and a copy of the press release was included as an exhibit.

A Form 8-K was filed to report that on August 31, 2003 MAF Bancorp, Inc. received notice of a temporary suspension of trading under registrant’s employee benefit plans, due to a change in trustee and recordkeeper, and registrant gave notice to its directors and executive officers subject to Section 16 of the resulting stock trading restrictions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp. Inc.
(Registrant)

Date:	November 13, 2003	By:	/s/ ALLEN H. KORANDA
Allen H. Koranda
Chairman of the Board and
Chief Executive Officer

Date:	November 13, 2003	By:	/s/ JERRY A. WEBERLING
Jerry A. Weberling
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO. 3. CERTIFICATE OF INCORPORATION AND BY-LAWS.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant.

EXHIBIT NO. 10. MATERIAL CONTRACTS.

(i)	Fidelity Bancorp, Inc. 1993 Incentive Stock Option Plan and Fidelity Bancorp, Inc. 1993 Stock Option Plan for Outside Directors (Incorporated by reference to the Form S-8 Registration Statement filed on August 4, 2003, Registration Statement No. 333-107618.)

EXHIBIT NO. 31.1.	CERTIFICATION OF CHIEF EXECUTIVE OFFICER.

EXHIBIT NO. 31.2.	CERTIFICATION OF CHIEF FINANCIAL OFFICER.

EXHIBIT NO. 32.1.	EXHIBIT NO. 32.1. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.