Form 10-K
period 2003-12-31
MAF BANCORP INC
filed 2004-03-15
CIK 854662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Based upon the closing price of the registrant’s common stock as of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,102,162,497.*

The number of shares of Common Stock outstanding as of March 8, 2004: 33,097,740

Documents Incorporated by Reference

PART III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2004 are incorporated by reference into Part III hereof.

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

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

Item 1. Business

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. MAF Bancorp, Inc. (“Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected costs related to the St. Francis transaction, delays in the St. Francis data processing and systems conversions, unanticipated changes in interest rates or flattening of the yield curve, deteriorating economic conditions which could result in increased delinquencies in the Company’s loan portfolio, higher than expected overhead, infrastructure and compliance costs needed to support growth in the Company’s operations, legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, or further deterioration in the value of investment securities, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company’s market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Available Information

The Company’s internet address is www.mafbancorp.com. The Company makes available through this address, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

General

The Company was incorporated under the laws of the state of Delaware in 1989. The Company is a registered savings and loan holding company primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb (“Bank”) and, to a lesser extent, in the residential real estate development business through MAF Developments, Inc. (“MAFD”). The Bank is one of the largest community-oriented financial institutions in the Chicago and Milwaukee metropolitan areas. The Company’s executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514-1500. The Company’s telephone number is (630) 325-7300.

The Company’s primary assets are its investments in the Bank, as well as in MAFD. The Company also maintains a small investment portfolio.

The Bank offers various financial services to its retail and business banking customers through a network of 67 branches in Illinois and Wisconsin. In 2003, the Bank added 29 branches through three acquisitions plus four de novo branches built by the Bank. The Illinois franchise is comprised of 44 branches in suburban and urban communities in the Chicago metropolitan area including 16 locations in the City of Chicago, a strong presence in western Cook and DuPage Counties, an increasing penetration in the rapidly growing collar counties of Will and Kane, as well as a presence in the north and southwest suburbs of Chicago. In Wisconsin, the Bank serves communities in Milwaukee and Waukesha counties and portions of Ozaukee, Washington and Walworth Counties through 23 retail branches under the name of St. Francis Bank, a division of Mid America Bank, fsb. Currently, the Bank plans to build four to five de novo branches in the next 18 months in its continued effort to expand its presence in the Chicago metropolitan area.

Historically, the Bank has principally been engaged in the business of attracting deposits from the retail consumer and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one- to four-family residential mortgage loans. To a lesser extent, the Bank has made multi-family mortgage, commercial, residential construction, land acquisition and development as well as consumer loans, primarily home equity loans and lines of credit. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium-sized businesses in its primary market areas. The 2003 acquisitions of Fidelity Bancorp and St. Francis Capital Corporation, in particular, have significantly changed the asset mix and expanded the lending focus of the Bank. These acquisitions added a large amount of multifamily commercial real estate, construction, land loans and commercial business loans to the Bank’s portfolio. See “Lending Activities.” Through various wholly-owned subsidiaries, the Bank also provides general insurance services, investment services and securities brokerage primarily to Bank customers and limited title search services for certain loan transactions of the Bank’s loan customers. In addition, the Bank operates an investment subsidiary and a subsidiary engaged in investment in affordable housing projects. The bank also operates a captive reinsurance company, which shares in a portion of mortgage insurance premiums received by certain mortgage insurance companies on the Bank’s mortgage loan originations in return for assuming some of the risk of loss.

Information regarding the transactions completed by the Company in 2003 is set forth below:

On December 1, 2003, the Company completed its $358 million acquisition of St. Francis Capital Corporation, the 100% parent of St. Francis Bank. At November 30, 2003, St. Francis had assets of $2.19 billion, deposits of $1.36 billion, and stockholders’ equity of $191.1 million. The franchise added 23 branches to the Bank’s network, primarily in Milwaukee and its surrounding collar counties.

On July 21, 2003, the Company acquired Fidelity Bancorp, Inc. in an all-stock transaction valued at approximately $115 million. At July 2003, Fidelity had assets of $613 million, deposits of $435 million and stockholders equity of $60 million. Fidelity Bank added five branches to the Bank’s network.

On March 31, 2003, the Company purchased a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involved the purchase of approximately $8.5 million in deposits.

For financial information regarding the Company’s two separate lines of business (banking and land development), see “Note 19. Segment Information” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

As a federally chartered savings bank, the Bank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Bank can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress, could have a material impact on the Bank and its operations. See “Regulation and Supervision - Federal Savings Institution Regulation” for more information. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters.

Competition

The Bank is faced with increasing competition in attracting retail and business banking customer business, including deposit accounts and loan originations. Several national financial institutions have recently announced and commenced aggressive de novo branching plans that are heightening the competitive pressures in the Company’s market areas particularly in the Chicago area. Competition for deposit accounts comes primarily from other savings institutions, commercial banks, money market mutual funds, and insurance companies (primarily in the form of annuity products). Factors affecting the attraction of customers include interest rates offered, pricing of fees and services, convenience of branch locations, access to ATMs, ability to access services through multiple distribution channels and office hours. Competition for loan products comes primarily from mortgage brokers, other savings institutions, commercial banks and mortgage banking companies. Competitive factors for loans include interest rates, terms, fees, and customer service.

Lending Activities

General. The Bank’s lending activities reflect its focus as a retail banking institution serving its local market area by concentrating on residential mortgage lending. The Bank is one of the largest originators of residential mortgages in its market area. The Bank had record residential loan originations in 2003, due to continued expansion into new lending markets, as well as a large volume of refinancings in response to historically low interest rates. The Bank’s residential originations are generally conducted through its branch retail network using primarily commissioned loan officers. The Bank has traditionally held its originations of adjustable-rate or shorter-term fixed-rate mortgage loans for its portfolio and sold a portion of its long-term fixed-rate loans directly into the secondary market. The Bank originates long-term fixed-rate mortgage loans in response to customer demand; however, the Bank tends to sell selected conforming and non-conforming long-term fixed-rate mortgage loans and a limited amount of ARM loans in the secondary market, primarily to the Federal National Mortgage Association (“Fannie Mae”), and to a lesser extent, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal Home Loan Bank Mortgage Partnership Program (“MPF”). The volume of current loan originations sold into the secondary market varies over time based on the Bank’s available cash or borrowing capacity, Bank capital ratios, as well as in response to the Bank’s asset/liability management strategy. Consumer loans, primarily equity lines of credit and short-term fixed-rate home equity loans, have been increased through originations and acquisitions and now represent 15.5% of the Bank’s total loans receivable. This strategy has enabled the Bank to position itself to enhance the yield of its portfolio in a rising interest rate environment, while also limiting interest rate sensitivity, as these loans are generally based on the prime rate of interest plus or minus a stated margin. In addition, the Bank’s commercial business banking lending department added a variety of commercial business loans that are typically interest sensitive and of shorter duration. The Bank also originates multi-family loans, commercial real estate, residential construction and land acquisition and development loans. At December 31, 2003, the Bank’s total loan portfolio was $6.37 billion, representing over 71% of the total assets of the Company.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by loan type in dollar amounts and in percentages at the dates indicated and reflects the change in the loan portfolio mix resulting from the recent acquisitions that closed in 2003. The concentration in one- to four-family real estate has been reduced from 79.5% at December 31, 2002 to 61.3% at December 31, 2003. These acquisitions quickened the pace of loan diversification away from one-to four-family real estate loans that started in 2000.

	December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,924,965	60.67%	$3,470,937	75.81%	$3,559,466	79.38%
Held for sale	44,511.69		167,780	3.67	161,105	3.59
Multi-family	621,255	9.60	260,318	5.69	197,685	4.41
Commercial	535,709	8.28	142,493	3.11	140,128	3.12
Construction	135,704	2.10	48,179	1.05	43,756.98
Land	75,012	1.16	42,530.93		44,494.99

Total real estate loans	5,337,156	82.50	4,132,237	90.26	4,146,634	92.47

Consumer loans:
Equity lines of credit	898,452	13.89	387,025	8.45	258,884	5.77
Home equity loans	67,119	1.04	32,120.70		52,216	1.16
Other	38,238.59		6,255.14		7,975.18

Total consumer loans	1,003,809	15.52	425,400	9.29	319,075	7.11
Commercial business loans	128,266	1.98	20,592.45		18,596.42

Total loans receivable	6,469,231	100.00%	4,578,229	100.00%	4,484,305	100.00%

Less:
Loans in process	82,183		30,689		21,678
Unearned discounts, premiums and deferred loan fees, net	(16,614)		(2,875)		(4,555)
Allowance for loan losses	34,555		19,483		19,607

Loans receivable, net	$6,369,107		$4,530,932		$4,447,575

	December 31,
	2000		1999
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,807,980	87.50%	$3,479,425	89.05%
Held for sale	41,074.94		12,601.32
Multi-family	173,072	3.98	164,878	4.22
Commercial	41,223.95		38,817.99
Construction	29,566.67		27,707.71
Land	40,497.93		28,602.73

Total real estate loans	4,133,412	94.97	3,752,030	96.02

Consumer loans:
Equity lines of credit	146,020	3.36	99,099	2.54
Home equity loans	64,465	1.48	48,397	1.24
Other	4,783.11		4,757.12

Total consumer loans	215,268	4.95	152,253	3.90
Commercial business loans	3,528.08		3,132.08

Total loans receivable	4,352,208	100.00%	3,907,415	100.00%

Less:
Loans in process	12,912		11,893
Unearned discounts, premiums and deferred loan fees, net	(7,076)		(6,323)
Allowance for loan losses	18,258		17,276

Loans receivable, net	$4,328,114		$3,884,569

The following table shows the composition of the Bank’s loan portfolio, further broken down by fixed-rate and adjustable rate loans, as of the dates indicated. It reflects the significant changes occurring in the last two years from the increased efforts on making the loan portfolio more adjustable rate in nature and of shorter duration. These changes have resulted from an increased internal emphasis on originating floating rate equity lines of credit and commercial business loans, the retention of hybrid ARM mortgage loans in portfolio, while selling the majority of the long-term fixed rate mortgage loan originations in the secondary market. The table also reflects the significant impact the 2003 acquisitions had in increasing the percentage of adjustable rate loans in the portfolio.

	December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Adjustable-rate loans:
Real estate:
One- to four-family	$2,613,896	40.41%	$1,993,337	43.54%	$1,613,251	35.98%
One- to four-family held for sale	—	—	40,162.87		—	—
Multi-family	489,354	7.56	160,543	3.51	111,311	2.48
Commercial	405,627	6.27	62,990	1.38	60,180	1.34
Construction	89,949	1.39	31,796.69		30,524.68
Land	73,410	1.13	40,028.87		36,484.81

Total adjustable-rate real estate loans	3,672,236	56.76	2,328,856	50.86	1,851,750	41.29
Consumer	906,099	14.01	389,099	8.50	234,642	5.23
Commercial business	63,821.99		16,160.36		16,266.36

Total adjustable-rate loans receivable	4,642,156	71.76	2,734,115	59.72	2,102,658	46.88

Fixed-rate loans:
Real estate:
One- to four-family	1,311,069	20.27	1,477,600	32.27	1,946,215	43.40
One- to four-family held for sale	44,511.69		127,618	2.79	161,105	3.59
Multi-family	131,901	2.04	99,775	2.18	86,374	1.93
Commercial	130,082	2.01	79,503	1.74	79,428	1.77
Construction	45,755.71		16,383.36		13,232.30
Land	1,602.02		2,502.05		8,010.18

Total fixed-rate real estate loans	1,664,920	25.74	1,803,381	39.39	2,294,364	51.17
Consumer	97,710	1.51	36,301.79		84,433	1.88
Commercial business	64,445.99		4,432.10		2,850.07

Total fixed-rate loans receivable	1,827,075	28.24	1,844,114	40.28	2,381,647	53.12

Total loans receivable	6,469,231	100.00%	4,578,229	100.00%	4,484,305	100.00%

Less:
Loans in process	82,183		30,689		21,678
Unearned discounts, premiums and deferred loan expenses, net	(16,614)		(2,875)		(4,555)
Allowance for loan losses	34,555		19,483		19,607

Loans receivable, net	$6,369,107		$4,530,932		$4,447,575

Loan Maturity. The following table shows the contractual final maturity of the Bank’s loan portfolio at December 31, 2003. The loan amounts do not reflect the timing of scheduled monthly principal repayment amounts. Principal repayments and prepayments on mortgage loans totaled $2.91 billion, $2.22 billion, and $1.88 billion, for the years ended December 31, 2003, 2002 and 2001, respectively. Based on these amounts, management believes the information in the following table is not indicative of what the actual repayments on these loans will be.

	At December 31, 2003
	Real Estate Mortgage Loans					Other
	One- to Four- Family	Multi- Family	Comm- ercial	Con- struction	Land	Consumer	Comm- ercial Business	Total
	(Dollars in thousands)
Amount due:
One year or less	$5,959	2,708	55,393	36,407	10,544	60,894	57,400	229,305

After one year
1 year to 5 years	85,765	129,051	292,023	9,897	38,690	389,342	67,806	1,012,574
Over 5 years	3,833,241	489,496	188,293	89,400	25,778	553,573	3,060	5,182,841

Total after 1 year	3,919,006	618,547	480,316	99,297	64,468	942,915	70,866	6,195,415

Total amount due	$3,924,965	621,255	535,709	135,704	75,012	1,003,809	128,266	6,424,720

Less:
Loans in process								(82,183)
Deferred cost adjustments								16,614
Allowance for loan losses								(34,555)

Total loans receivable, net								6,324,596
Mortgage loans held for sale								44,511

Total loans, net								$6,369,107

The following table sets forth at December 31, 2003 the dollar amount of loans receivable held for investment due after one year, and whether such loans have fixed or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,247,034	2,671,972	3,919,006
Multi-family	130,021	488,526	618,547
Commercial	126,093	354,223	480,316
Construction	14,567	84,730	99,297
Land	767	63,701	64,468
Consumer	73,754	869,161	942,915
Commercial business	34,754	36,112	70,866

Total loans receivable	$1,626,990	4,568,425	6,195,415

Residential Lending. The Bank offers fixed-rate mortgage loans with terms to maturity of 10, 15, 20 and 30 years and fixed-rate balloon loans that mature after seven years. The Bank’s fixed-rate loan products generally offer a monthly repayment option. Interest rates charged on fixed-rate loans are competitively priced on a daily basis based on secondary market prices and market conditions. The Bank also offers a variety of adjustable-rate mortgage loans which are also competitively priced to the secondary market prices in general, but may be more aggressively priced from time to time due to market conditions. The Bank generally originates its fixed-rate and adjustable-rate mortgage loans in a form consistent with secondary market standards as a means of maintaining high credit quality, and limiting liquidity risk should the Bank want to sell or securitize those loans.

The Bank focuses its lending efforts primarily on the retail origination of loans secured by first mortgages on owner-occupied, one-to four-family residences. Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank’s loan officers are compensated primarily through commissions, based on the level of loans originated in accordance with the Bank’s lending standards.

The Bank offers a mortgage loan modification program, for loans not previously sold in the secondary market, that allows the borrower to receive a reduced interest rate, change in term, or a change in loan program, in lieu of refinancing the original loan. The borrower is charged a fee that varies based upon the modifications made, including an appraisal fee when the Bank requires a reappraisal of the collateral. The program has been advantageous to the Bank during heavy refinancing periods, by enabling the Bank to meet customer demand for loan refinancings, limiting the disruption to its loan operations for loan customers who are borrowing for home purchases, as well as reducing the costs associated with refinance activity of existing borrowers.

Loan applications are reviewed in accordance with the underwriting standards approved by the Bank’s Board of Directors and which generally conform to Fannie Mae standards. Loans in excess of $3.0 million must be approved by the Loan Committee of the Board of Directors. In underwriting residential real estate loans, the Bank evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for ARM loans and fixed-rate loans based on the initial or stated rate of the loan, except for one-year ARM loans with a loan-to-value ratio in excess of 70% and a term greater than 15 years, in which case the borrower is qualified at 2% above the initial note rate. Despite the benefits of ARM loans to the Bank’s asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential risk of default.

Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified in accordance with underwriting standards. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank’s policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. The Bank requires flood insurance on properties located in special flood hazard areas. Borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due.

The Bank has adopted a policy of generally limiting the loan-to-value ratio on originated first mortgage loans and refinanced loans to 97% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, generally be insured by a mortgage insurance company approved by Fannie Mae in an amount sufficient to reduce the Bank’s exposure to no greater than the 75% level. However, the Bank has also started offering loans up to 100% loan-to-value under an affordable access program. In many instances under this program, loans up to 100% of the purchase price may be available for borrowers, particularly those who live in historically underserved communities. The Bank self-insures certain loans, subject to higher minimum credit quality standards, that have loan-to-value ratios between 80% and 90%, by charging a slightly higher interest rate. At December 31, 2003, the Bank had $313.3 million of mortgage loans, or 8% of the one- to four-family portfolio that had a loan-to-value ratio of greater than 80% without mortgage insurance. Included in that amount are $34.4 million of loans with greater than 90% loan-to-value ratios, primarily related to the Bank’s affordable housing initiatives. In 2001, the Bank formed a captive reinsurance subsidiary to accept a second-tier layer of risk on mortgage loans with mortgage insurance, in exchange for a portion of the mortgage insurance premiums paid by the customer to certain mortgage insurance companies. See “Subsidiary Activities – Mid America Re, Inc.” for more information.

As part of its community lending effort, the Bank participates in or actively supports many special lending programs designed to promote affordable homeownership and to address the needs of underserved communities in the markets it serves. Under these programs, the Bank offers various innovative and flexible home mortgage products that primarily benefit low-to moderate-income borrowers, including high loan-to-value mortgages as discussed above. In February 2003, the Bank established an increased community lending goal of $3 billion of mortgage loan originations, in the Chicagoland area, in its CRA assessment area over the next six years. During 2003, $988 million of that goal was fulfilled. In May 2003, the Bank announced that it will provide $500 million in loans over the next five years to Milwaukee area communities and neighborhoods. This goal began to be fulfilled in December 2003 after the closing date of the acquisition. These goals include, single and multi-family home mortgage loans in low-to-moderate income census tracts, loans in predominantly minority communities, and loans to borrowers whose income is below 80% of median income. Management set these goals for the Bank assuming continued access to financing, mortgage purchase and affordable housing programs through Fannie Mae, Freddie Mac and MPF, continued access to secondary mortgage market outlets, continued adequacy of other funding sources critical to the Bank’s lending capacity, and favorable housing market and affordable interest rate conditions.

Multi-family Lending. The Bank originates multi-family residential mortgage loans in its market areas. At December 31, 2003, the Bank had multi-family loans of $621.3 million, including a portfolio of purchased participating interests of $2.5 million related to low-income housing. Multi-family loans represent 9.6% of total loans receivable at December 31, 2003. ARM loans represented 78.8% of the multi-family residential loan portfolio at December 31, 2003. Multi-family loans are generally offered with initial fixed-rate periods of one, three, five, seven and ten years. Multi-family residential mortgage loans are made for terms to maturity of up to 25 years and carry a loan-to-value ratio not greater than 80%. The Bank generally requires a net operating income to debt service ratio of at least 1.0 times. Loans secured by properties of five or more units are primarily qualified on the basis of rental income generated by the property.

Commercial Real Estate Lending. Loans secured by commercial real estate, generally carry a higher yield and are made for a shorter term than fixed-rate one- to four-family residential loans. At December 31, 2003, the Bank had $535.7 million of commercial real estate loans. Historically, the Bank’s policy has been to originate commercial real estate loans on a limited basis primarily to assist the Bank in an effort to maintain an interest-rate sensitive loan portfolio. With the acquisitions completed since 2001, however, the Company has expanded its commercial real estate lending area to facilitate the growth in this portfolio. During 2003, the Bank’s commercial real estate portfolio increased by $393.2 million, with $370.4 million of that increase due to the acquisition of St. Francis. The current portfolio includes a variety of commercial properties, including office buildings, warehouses, industrial/manufacturing buildings, motel properties, land acquisition and development and other improved non-residential properties.

Commercial real estate loans are generally made in amounts up to 80% of the appraised value of the property, as determined by an independent appraiser previously approved by the Bank. The Company’s commercial real estate lending area includes the states of Illinois, Wisconsin and Minnesota, with its primary geographical focus in the Chicago and Milwaukee metropolitan areas. The Bank often requires borrowers to provide their personal guarantees on loans made for commercial real estate.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago and Milwaukee areas. The Bank analyzes the financial condition of the borrower and the reliability and predictability of the net income generated by the security property in determining whether to extend credit. In addition, the Bank generally requires a net operating income to debt service ratio of at least 1.15 times. At December 31, 2003, the Bank’s ten largest commercial real estate loans totaled $64.8 million, all of which are current and performing in accordance with their original terms.

Construction and Land Lending. The Bank originates loans to finance the construction of one- to four-family residences, primarily in its market areas. At December 31, 2003, the Bank had $135.7 million of construction loans of which $107.4 million, and $16.2 million financed the construction of one- to four-family and multi-family residences, respectively. The Bank also originates loans for the acquisition and development of unimproved property to be used primarily for residential purposes in cases where the Bank is to provide the construction funds to improve the properties. At December 31, 2003, the Bank’s construction and land loans totaled $210.7 million, or 3.3%, of total loans receivable.

The Bank uses loan underwriting and construction loan guidelines for financing primarily individual, owner-occupied houses where qualified contractors are involved. Construction loans are generally structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. The majority of the single-family construction loans were acquired from St. Francis. These loans are generally hybrid ARMs originated with a final maturity of 30 years, that convert to a permanent loan after an initial construction period of up to twelve months, during which the borrower only pays interest. Construction loans are based on the appraised value of the property, as determined by either an independent appraiser, or an appraiser on staff at the Bank, and an analysis of the potential marketability and profitability of the project. The Bank also makes construction loans, with maturities of up to 12 months, with extensions as needed. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

Land loans include loans to developers for the development of residential subdivisions in the Bank’s market areas. At December 31, 2003, the Bank had land loans to developers totaling $33.2 million. Of this amount, the largest aggregate amount of land acquisition and development loans to a single developer amounted to $11.7 million. In addition to land loans, this borrower had construction loans with the Bank totaling $8.7 million. Loans to developers are generally short-term loans with terms of three to five years. Under Bank policy, the loan-to-value ratio may not exceed 80% and is generally less than 75%. The majority of such loans are floating rate based on the prime rate or LIBOR. Loans generally are made to customers of the Bank and developers with whom the Bank has had long-standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

Land loans are also made to local builders for the purchase of improved lots. At December 31, 2003, the Bank had land loans outstanding to local builders totaling $7.9 million. Such loans are generally for terms of up to three years and are generally granted at rates similar to rates quoted for residential mortgage loans. The loan-to-value ratio on such loans is limited to 75%. Land loans for the purchase of fully improved lots are also made to individuals. At December 31, 2003, the Bank had land loans to individuals totaling $33.9 million. Such loans are made for up to 15-year terms with adjustable or fixed interest rates that are made at the prevailing rates for one- to four-family residential loans.

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

Consumer Lending. The Bank’s consumer lending is primarily home equity lines of credit and fixed-rate second mortgage loans and to a limited extent, auto loans and unsecured consumer loans. On December 31, 2003, outstanding balances on home equity lines represented $898.5 million or 14% of the Bank’s total loan portfolio. Home equity lines of credit are generally extended up to 85% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate minus .50% to plus .50%, based on balances drawn. To a lesser extent, the Bank offers home equity lines of credit at greater than 85% of the appraised value of the property. The interest rate on 85%-100% loan-to-value lines of credit is the designated prime rate plus 1.50% to 3.50%. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential mortgage loans. Other home equity loans consist of $67.1 million of primarily fixed-rate second mortgage loans that amortize over a three-to ten-year period.

Commercial Business Lending. The Bank originates a variety of commercial loans, including working capital financing, equipment loans, real estate loans and personal loans. Collateral can take many forms, such as real estate, business or personal assets, or in some cases may be unsecured. Business loans may include the personal guarantees of business owners. Historical and projected financial statements, business and personal credit inquiries and collateral valuations are analyzed to give the Bank assurance that the borrowers will generate sufficient cash flow to cover ongoing expenses and debt service. The type and liquidity of the collateral taken as a secondary source of repayment is monitored, as is ongoing debt service capacity. Additionally, the Bank may provide letter of credit services to certain borrowers on a case-by-case basis.

New commercial loans are reviewed and approved on a weekly basis by a committee of senior management and loan officers that are responsible for the review and approval of new loans up to $4.0 million. Under the Bank’s policies, loans up to $7.5 million are subject to approval by a committee consisting of members of the Bank’s board of directors, and loans over $7.5 million must be approved by the board of directors. In addition, a loan grading system was established for reviewing and assessing portfolio credit quality for all commercial business loans. An internal loan review committee of senior management and loan officers of the Bank periodically monitors credit quality of commercial business loans including loans on the Bank’s “watch list” to determine actions to be taken, including collection, additional collateral, and accrual status. During 2003, the Bank also established an independent loan review function to review commercial loan files and ascertain compliance with Bank documentation and underwriting policies and also to independently grade the loans. At December 31, 2003, the Bank’s portfolio of commercial business loans was $128.3 million.

Commercial loans may involve a greater degree of risk than other types of loans, and a borrower’s ability to repay may be more susceptible to adverse economic conditions. The value of the collateral securing a commercial loan is often dependent upon the successful operation of the business. To the extent the Bank originates loans outside of its primary market areas, risk may be elevated due to the increased difficulty distance brings in monitoring the loan and the borrower’s business. The Company’s strategy is to continue to grow its commercial lending portfolio, as management believes this type of lending is providing a higher yield than residential loans and is an important component in helping to maintain a balanced loan portfolio. Typically, the Company targets small to medium sized, privately held businesses in its primary market areas with which to establish commercial banking relationships.

Credit Enhancement Programs. The Company has entered into agreements whereby, for an initial fee, it will guarantee payment of an industrial revenue bond issue (“IRB”), issued by a municipality to finance real estate owned by a third party. The Company does not pledge collateral for these agreements. At December 31, 2003 the amount of IRBs for which the Company has guaranteed payment was $29.2 million.

Environmental Issues. The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes the security property unsuitable for use. This could also have an effect on nearby property values. In accordance with Fannie Mae and Freddie Mac guidelines, appraisals for single-family residences on which the Bank lends include comments on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank’s portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any such environmental issues which subject it to potential material liability at this time.

Environmental concerns such as asbestos containing material, underground storage tanks, mold, and lead based paint can pose a health risk to tenants and negatively impact the collateral value of security property. To mitigate this risk to the Bank, loan policies call for management to consider all relevant factors in order to determine whether an environmental review is needed and, if so, the scope and detail, prior to the Bank’s origination of commercial and multi-family loans. The relevant factors include, but are not limited to, the following: age of property, use of property, location of property, knowledge of subject area, borrower(s) financial capacity to withstand potential clean-up costs, loan amount and loan-to-value ratio of the proposed loan. For loans in excess of $1 million, a satisfactory Phase I environmental exam is generally required as part of the loan approval process, with further investigation in the form of a Phase II exam taking place as dictated therein.

Originations, Purchases, Sales, Swaps of Mortgage Loans and Mortgage-Backed Securities. The Bank originates both ARM and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination and purchase market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The Bank sells selected conforming and non-conforming long-term fixed-rate and a limited amount of ARM mortgage loans in the secondary mortgage market to manage its interest rate risk exposure. In the last two years the Bank has generally sold most of its conforming and non-conforming, or jumbo long-term fixed-rate loan originations. In 2003, the Bank retained the majority of its 15-year fixed rate originations in its loan portfolio as it could absorb the interest rate risk in this product with the change in its asset mix and increase in core deposit levels. These loan sales also allow the Bank to continue to make loans when deposit flows decline or funds are not otherwise available for lending. Generally, the loans are sold for cash or securitized and sold in the secondary mortgage market to investors such as Fannie Mae, Freddie Mac, and MPF as well as mortgage bankers, investment banks and other financial institutions. The majority of these loans are sold without recourse, except those loans sold to MPF, where the Bank retains a limited level of risk in exchange for better pricing on the loans sold. At December 31, 2003, the Bank had approximately $10.4 million in net credit risk exposure on loans it has sold to MPF.

The Bank may also exchange or swap loans out of its portfolio for mortgage-backed securities primarily with Fannie Mae and Freddie Mac that are either sold simultaneously or held as mortgage-backed-securities available for sale. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $76.9 million in loans receivable, compared to $58.8 million for the year ended December 31, 2002. Additionally, in 2003 and 2002 the Bank swapped $85.3 million and $67.6 million, respectively, of long-term fixed-rate prepayment penalty protected loans that were in their final year of prepayment protection into mortgage-backed securities.

In 2003, the Bank originated and purchased $4.99 billion in loans receivable, compared to $3.69 billion in 2002. During 2003, with the continued decrease in interest rates, fixed-rate mortgage loan originations for single family residences were $2.19 billion compared to $1.59 billion for the previous year, as customers continued to take advantage of the ability to lock in historically low long-term mortgage rates. During 2003, originations of adjustable rate single family mortgage loans were $1.79 billion compared to $1.46 billion for 2002. Of the fixed-rate originations in 2003, $1.67 billion, or 76%, conformed to the requirements for sale to Fannie Mae and Freddie Mac and $521.9 million, or 24%, did not conform to the requirements of these agencies. The Bank’s “nonconforming” loans are generally designated as such because the principal loan balance exceeds $322,700 ($333,700 as of January 1, 2004), which is the Freddie Mac, Fannie Mae, and MPF purchase limit, and not because the loans present increased risk of default to the Bank. Loans with such excess balances generally carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans. The Bank generally sells its conforming fixed-rate production to Freddie Mac, Fannie Mae, and MPF and to a lesser degree, also sells a portion of its non-conforming production to non-government agency investors. Generally, prior to 2001, nonconforming loans were held in the Bank’s loan portfolio. During the current year, the Bank sold $1.77 billion of loans into the secondary market, compared to $1.31 billion in 2002. Prior to its acquisition by the Company, St. Francis also tended to sell fixed-rate loan originations into the secondary market, a significant portion of which activity was conducted through its wholly owned subsidiary, St. Francis Mortgage Corporation, a Wisconsin corporation with an office in Illinois that purchased loans originated by mortgage brokers in the Midwest and then sold them to various investors. For the St. Francis fiscal year ended September 30, 2003, SF Mortgage purchased and sold approximately $580 million of mortgages. This wholesale volume was heavily refinance driven. As contemplated, St. Francis sold this mortgage banking subsidiary to a third party prior to its merger with the Company, and the Company has not continued St. Francis’ wholesale mortgage operation. This will contribute to what is expected to be lower loan originations and loan sale profits for the Company in 2004 compared to the aggregate origination volumes and loan sale profits for the two companies combined based on their respective 2003 fiscal years.

The following table sets forth the Bank’s originations, purchases, sales, swaps and principal repayments of loans receivable for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Loans originated and purchased:
Adjustable-rate loans originated:
One- to four-family	$1,790,163	1,459,668	735,463
Multi-family	195,002	92,405	27,736
Commercial real estate	19,466	8,772	17,717
Construction	11,016	29,268	17,453
Land	35,845	20,529	30,272
Commercial business	90,511	47,092	7,147
Consumer	592,167	383,102	196,381

Total adjustable-rate loans originated and purchased:	2,734,170	2,040,836	1,032,169
Fixed-rate loans originated and purchased:
One- to four-family	2,188,658	1,588,769	1,708,663
Multi-family	8,151	10,258	6,230
Commercial real estate	3,868	1,256	15,417
Construction	45,262	25,072	16,071
Land	165	784	6,274
Commercial business	—	—	790
Consumer	13,401	24,195	41,980

Total fixed-rate loans originated and purchased:	2,259,505	1,650,334	1,795,425

Total loans originated and purchased	4,993,675	3,691,170	2,827,594

Loans acquired through acquisitions	1,573,619	—	210,020

Loans sold:
One- to four-family	1,598,704	1,247,858	940,952
Consumer loans	228	307	476

Total loans sold	1,598,932	1,248,165	941,428
Mortgage loans swapped into mortgage-backed securities	162,164	126,433	76,670
Transfer to foreclosed real estate and charge-offs	6,405	4,422	2,756
Amortization and prepayments	2,908,791	2,218,226	1,884,663

Total loans sold, swaps, transfers, amortization and prepayments	4,676,292	3,597,246	2,905,517

Net increase in total loans receivable	$1,891,002	93,924	132,097

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

The following table shows the components of loan servicing fee income in dollars and as a percentage of loans serviced for others, as well as other information regarding loans serviced for others for the years indicated:

Year Ended December 31,
2003	2002	2001
(Dollars in thousands)
Gross servicing revenue	$6,983	4,742	3,083
Amortization of mortgage servicing rights	(12,922)	(7,214)	(3,454)
Valuation allowance on mortgage servicing rights	(940)	(2,300)	(904)
Recovery of mortgage servicing rights	2,070	—	—

Loan servicing fee expense, net	$(4,809)	(4,772)	(1,275)

As a percentage of average loans serviced for others:
Gross servicing revenue	.278%	.275	.291
Amortization of mortgage servicing rights	(.515)	(.419)	(.326)
Valuation allowance on mortgage servicing rights	(.037)	(.134)	(.085)
Recovery of mortgage servicing rights	.082	—	—

Loan servicing fee income (expense), net	(.192)%	(.278)	(.120)

Loan sales for the year	$1,852,238	1,375,196	1,019,145

Average balance of loans serviced for others	$2,509,345	1,722,503	1,060,194
Loans serviced for others at end of year	3,330,987	2,021,512	1,401,607
Average service fee at year end	.26%	.26	.25
Mortgage servicing rights at end of year, net	24,128	12,960	10,531
Mortgage servicing rights as a percentage of mortgage loans serviced for others	.72	.64	.75
Multiple of average servicing fee at year end	2.8	x	2.5	x	3.0	x
Weighted average interest rate of loans serviced for others	5.89%	6.63	7.10

Asset	Quality and Allowance for Loan Losses

Residential Lending Collection Procedures. When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank’s procedure is to contact the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, loan personnel will review the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings. When a loan payment is delinquent for three or more monthly installments, the Bank will generally initiate foreclosure proceedings. Interest income on loans is reduced by the full amount of accrued and uncollected interest on loans that are in process of foreclosure or otherwise determined to be uncollectible.

Business Banking Collection Procedures. Business banking officers and staff are responsible for monitoring delinquencies regularly, and loan officers generally contact borrowers by telephone or written correspondence within 30 days of a loan becoming delinquent to address payment of past due amounts. As part of the collection procedures, business banking staff review the borrower’s financial condition and consider the Bank’s collateral and documentation position. If delinquency persists beyond an agreed to cure period and the loan is in default, the Bank may work with the borrower to restructure the loan in appropriate circumstances. If the Bank is not able to reach a satisfactory solution with the Borrower, the Bank will generally initiate legal action to protect its interest in the borrower’s cash flow and collateral. Where appropriate, the Bank uses internal staff to handle foreclosure or legal proceedings. For larger or more complex situations, the Bank generally retains outside counsel.

Delinquent Loans. At December 31, 2003, 2002, and 2001, delinquencies in the Bank’s portfolio were as follows:

	61-90 Days			91 or More Days(2)
	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total (1)	Number of Loans	Principal Balance of Delinquent Loans	Percent of Total (1)
	(Dollars in thousands)
December 31, 2003	43	$4,851.08%		255	$32,787.51%
December 31, 2002	51		4,577.10	200		25,394.58
December 31, 2001	59		7,628.18	160		19,451.45

(1)	Percentage represents principal balance of delinquent loans to total loans outstanding.
(2)	The 91 or More Days category includes all loans on non-accrual regardless of days past due.

Non-Performing Loans. The Bank ceases the accrual of interest when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan.

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

The table below sets forth information regarding non-performing assets held by the Bank at the dates indicated. Since January 1, 2001, the Bank does not accrue interest on any loan more than 90 days overdue.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
One- to four-family and multi-family loans:
Non-accrual loans (1)	$27,110	22,480	17,985	14,023	12,548
Accruing loans 91 or more days overdue	—	—	—	1,732	771

Total	27,110	22,480	17,985	15,755	13,319

Non-accrual commercial real estate, construction and land loans	1,797	895	544	269	607
Consumer loans:
Non-accrual loans (1)	3,122	1,159	922	683	1,683
Accruing loans 91 or more days overdue	—	—	—	2	41

Total	3,122	1,159	922	685	1,724

Non-accrual commercial business loans	758	860	—	—	—
Total non-performing loans:
Non-accrual loans(1)	32,787	25,394	19,451	14,975	14,838
Accruing loans 91 or more days overdue	—	—	—	1,734	812

Total	$32,787	25,394	19,451	16,709	15,650

Non-accrual loans to total loans	.51%	.58	.45	.35	.38
Accruing loans 91 or more days overdue to total loans	—	—	—	.04	.02

Non-performing loans to total loans	.51%	.58	.45	.39	.40

Non-accrual investment securities	$7,697	—	—	—	—

Foreclosed real estate:
One- to four-family	$3,200	2,366	1,405	1,762	1,220
Commercial real estate	—	—	—	46	6,195

Total foreclosed real estate, net of reserves	$3,200	2,366	1,405	1,808	7,415

Total non-performing assets	$43,684	27,760	20,856	18,517	23,065

Total non-performing assets to total assets	.49%	.47	.37	.36	.50

(1)	Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

Non-performing loans increased $7.4 million to $32.8 million, or .51% of total loans receivable at December 31, 2003, compared to $25.4 million, or .58% of total loans receivable at December 31, 2002. The increase in non-performing loans is primarily due to an increase in one-to four-family and consumer non-performing loans. The increases are attributable to non-performing loans acquired in the St. Francis and Fidelity acquisitions and are not indicative of deterioration in overall loan portfolio quality. Non-performing assets were $43.7 million or .49% of total assets at December 31, 2003, compared to $27.8 million or .47% of total assets at December 31, 2002. Included in non-performing assets are two aircraft-related asset-backed securities totaling $7.7 million at December 31, 2003 that are on non-accrual status and classified as substandard. One of these securities, with a December 31, 2003 carrying value of $6.7 million, was written down by $3.0 million in the fourth quarter of 2002, and the other with a December 31, 2003 carrying value of $1.0 million was written down by $5.0 million in the first quarter of 2003 and by an additional $1.9 million in the third quarter of 2003 due to continued declines in its estimated market value. A third security written down by $3.1 million in the first quarter of 2003, which management has classified as special mention and monitors closely, is not included in non-performing assets, was current as to principal and interest payments at December 31, 2003 and is still accruing interest. The December 31, 2003 carrying value of this collateralized bond obligation security was $4.9 million after the $3.1 million writedown. All three securities were sold during the first quarter of 2004 at a net gain of $2.7 million.

Non-Performing Residential Properties. Ratios for loans secured by one-to-four family residential properties were as follows:

	December 31, 2003	December 31, 2002
One- to four-family loans as a percentage of total loans	76%	89%

Non-performing one- to-four family loans as a percentage of total non-performing loans	88	89
Non-performing one- to four-family loans with private mortgage insurance or other guarantees	42	52
Average loan-to-value of non-performing one- to four-family loans without private mortgage insurance or other guarantees	65	71

For the years ended December 31, 2003, 2002 and 2001, the amount of interest income that would have been recorded on non-accrual loans if these loans were performing in accordance with their terms amounted to $1.4 million, $1.4 million, and $1.1 million respectively. For the year ended December 31, 2003, interest income on non-accrual loans that was actually collected and recorded amounted to $718,000.

Impaired Loans. The Bank considers a loan impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. Impairment for loans considered individually significant and that exhibit probable or observed credit weaknesses are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the determined fair value of an impaired loan is less than the carrying value of the loan, the Bank charges off the principal amount of the loan in excess of fair value. For loans that are not individually significant (i.e. loans under $1.0 million), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. These small, homogeneous loans are excluded from the impaired loan disclosures. The Bank uses these criteria on one- to four-family residential loans, consumer loans, smaller multi-family residential loans, and land loans. At December 31, 2003 and 2002, the Company had $2.6 million and $1.8 million of impaired loans, respectively. The average balance of impaired loans for 2003 and 2002 was $1.8 million and $4.8 million, respectively.

Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions, which covers all problem assets and requires certain reserves. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, a “special mention” category consists of assets, which currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management’s close attention.

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 2003 and 2002, all of the Bank’s non-performing loans were classified as substandard. In addition, at December 31, 2003, the Bank has classified a $532,000 commercial loan as substandard for regulatory purposes and portions of two other commercial loans totaling $750,000 as doubtful. These three loans are performing in accordance with the contractual terms of the loan agreements. Special mention loans at December 31, 2003 and 2002 totaled $29.5 million and $500,000, respectively. The increase in 2003 was due to loans acquired in the St. Francis acquisition.

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

The allowance for loan losses totaled $34.6 million at December 31, 2003, or .54% of total loans receivable and $19.5 million, or .44% at December 31, 2002. An analysis of the changes in the allowance for loan losses, including charge-offs, recoveries, provision and additions related to acquisitions for the years indicated is presented in the table below. The increase in the allowance for loan losses in 2003 compared to 2002 is primarily due to the impact of the acquisitions that closed in 2003. Loans receivable acquired through acquisition, which were primarily comprised of multi-family, commercial real estate, commercial business, construction, land and equity lines of credit, accounted for $1.6 billion of the $1.9 billion increase in loans receivable for 2003. These types of loans generally carry a higher level of credit risk than one- to four-family residential loans.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$19,483	19,607	18,258	17,276	16,770
Charge-offs:
One- to four-family	(67)	(78)	(87)	(136)	(522)
Multi-family	—	—	—	(275)	—
Commercial real estate	—	—	—	—	(88)
Consumer	(154)	(115)	(17)	(120)	(101)
Commercial business	(148)	(424)	—	—	—

	(369)	(617)	(104)	(531)	(711)

Recoveries:
One- to four-family	29	60	39	9	105
Commercial real estate	—	15	—	—	—
Consumer	30	12	6	4	12
Commercial business	11	106	—	—	—

	70	193	45	13	117

Charge-offs, net of recoveries	(299)	(424)	(59)	(518)	(594)
Provision for loan losses	—	300	—	1,500	1,100
Additions related to acquisitions	15,371	—	1,408	—	—

Balance at end of year	$34,555	19,483	19,607	18,258	17,276

Net charge-offs to average loans outstanding	.01%	.01	.00	.01	.02
Allowance for loan losses to total loans receivable, exclusive of one- to four-family loans held for sale	.54	.44	.45	.42	.44
Allowance for loan losses to total non-performing loans	105.39	76.72	100.80	109.27	110.39

The following table sets forth the Company’s allocation of its allowance for loan losses. This allocation is based on management’s subjective estimates. The amount of reserves allocated to a particular category may not be indicative of actual future losses, and amounts allocated to particular categories may change from year to year based on changes in management’s assessment of the risk characteristics of the loan portfolio. An unallocated reserve is maintained to recognize the imprecision in measuring and estimating loss when evaluating reserves for individual loans or categories of loans. The allocation methods used during 2003, 2002 and 2001 were generally consistent. The increase in the amount of the allowance and changes in the allocation of the allowance among loan categories at December 31, 2003 compared to December 31, 2002 primarily reflect the additional allowances resulting from the completed bank mergers and changes in the loan portfolio composition largely attributable to the 2003 acquisitions. The allowance allocations as a percentage of one- to-four family and multi-family residential real estate loans decreased based on management’s assessment of the impact of the lower interest rate environment, improving economic conditions, the quality of underlying collateral and loss experience and balance decreases on out-of-state purchased ARM loans. The unallocated reserve decreased and the commercial real estate allowance increased in 2003 based on consideration of the change in portfolio mix, including the larger and more complex commercial real estate loans acquired in the St. Francis acquisition.

	At December 31,
	2003		2002		2001
	Allowance	Loan category as a % of Total Loans	Allowance	Loan category as a % of Total Loans	Allowance	Loan category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$8,594	61.36%	$9,062	79.48%	$9,755	82.97%
Multi-family	3,721	9.60	2,030	5.69	1,730	4.41
Commercial real estate	11,304	8.28	2,846	3.11	2,646	3.12
Construction	759	2.10	426	1.05	501.98
Land	870	1.16	531.93		656.99
Consumer	5,931	15.52	2,376	9.29	1,804	7.11
Commercial business	2,087	1.98	397.45		250.42
Unallocated reserve	1,289	N/A	1,815	N/A	2,265	N/A

Total	$34,555	100.00%	$19,483	100.00%	$19,607	100.00%

	At December 31,
	2000		1999
	Allowance	Loan category as a % of Total Loans	Allowance	Loan category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$9,803	88.44%	$8,705	89.37%
Multi-family	1,408	3.98	1,235	4.22
Commercial real estate	1,978.95		2,078.99
Construction	401.67		256.71
Land	606.93		346.73
Consumer	1,575	4.95	1,085	3.90
Commercial business	—	.08	—	.08
Unallocated reserve	2,415	N/A	3,571	NIA

Total	$18,258	100.00%	$17,276	100.00%

At December 31, 2003, the Bank’s loan portfolio consisted of $3.97 billion of one- to four- family real estate loans, with an additional $1.0 billion of equity lines of credit or home equity loans on one- to four-family real estate and other consumer loans. At December 31, 2003, 42% of the one-to-four family non-performing loans carried private mortgage insurance or government guarantees. The average loan-to-value ratio on the one- to-four- family non-performing loans without supplemental mortgage insurance was 65%. Based on the Bank’s underwriting standards, overall loan-to-value ratios, concentration of lending primarily in its market area, and historically low charge-off experience, management considers the risk of loss due to these loans as minimal. The remaining 23.1% of the Bank’s portfolio, or $1.50 billion, consist of multi-family mortgage, commercial real estate, construction, land, and to a lesser extent, commercial business loans. These loans generally tend to exhibit greater risk of loss than do one- to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties.

In its multi-family loan portfolio, the Bank has traditionally limited its lending to small apartment buildings (less than 36 units) which management believes have lower risk than larger properties. At December 31, 2003, in the Bank’s $621.3 million multi-family portfolio, 74 loans are on properties greater than 36 units with an aggregate balance outstanding of $126.8 million, with the average multi-family loan balance in the portfolio at $400,000. With respect to construction and land loans, although a change in economic conditions could impact the collateral value of the Bank’s loans, a large percentage of this collateral is on one- to four-family residential properties whose values tend to be more stable during times of economic difficulty. Loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties themselves, and can also be impacted by adverse conditions in the real estate market or general economy. The Bank seeks to minimize these risks by lending primarily on existing income-producing properties and generally restricting such loans to properties in the Chicago and Milwaukee metropolitan areas.

Net income of the Company could be affected if management’s estimate of the number of loans with loss, or the estimate of the amount of loss that may be incurred are materially different, which could require an additional provision for loan losses. Management believes the allowance for loan losses is adequate at December 31, 2003. However, future adjustments to the allowance may be necessary based on changes in economic conditions and the impact such changes may have on the Bank’s borrowers.

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

The $384.6 million of stock in the FHLB of Chicago is carried at cost. At December 31, 2003, the Bank was required to hold $105.2 million in FHLB stock as collateral for its advances and had $279.4 million in additional discretionary investments in FHLB stock. The Bank may at the FHLB of Chicago’s discretion, redeem at par any capital stock greater than its required investment or sell it to other FHLB of Chicago members. At December 31, 2003, investment in FHLB stock represented a concentration risk equal to 4.3% of total assets and 42.7% of stockholder’s equity. The excess investment has increased significantly as a result of the Fidelity and St. Francis acquisitions, as they also maintained investments in excess of the required minimum due to the high rate of dividends currently being paid by the FHLB of Chicago. Standard and Poor’s currently rates the FHLB of Chicago as AAA, although the rating shifted to a negative outlook in November 2003 due to its increasing portfolio of mortgage assets. The Bank monitors the financial results of and the interest-rate risk position of the FHLB of Chicago on a quarterly basis. The Bank currently expects to begin reducing its investment in mid-2004 as the FHLB of Chicago approaches the implementation of its new capital plan which is expected in the fourth quarter of 2004 or early 2005.

The following table sets forth certain information regarding the book value of the Company’s and the Bank’s liquidity and investment securities portfolio at the dates indicated. At December 31, 2003 and 2002, the fair value of the investment securities portfolio was $365.3 million and $308.2 million, respectively.

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Interest-bearing deposits	$57,988	28,210	29,367

Federal funds sold	$19,684	100,205	112,765

Investment securities available for sale:
U.S. Government and agency securities	$228,926	99,140	141,530
Asset-backed securities	47,738	62,530	81,670
Corporate debt securities	7,809	65,422	71,309
Bank trust preferred securities	62,668	58,230	40,899
Marketable equity securities	18,193	22,913	20,053

Total investment securities	$365,334	308,235	355,461

Stock in the FHLB of Chicago	$384,643	169,708	132,081

The table below sets forth information regarding the carrying value, weighted average yields based on amortized cost, and maturities of the Company’s investment securities. At December 31, 2003, all investment securities are classified as available for sale.

	At December 31, 2003
	One Year or Less		1 to 5 Years		5 to 10 Years		More than 10 Years
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government and agency securities	$18,703	2.75%	$204,332	3.02%	$—	—%	$5,891	2.29%
Asset-backed securities	6,672	1.39	4,291	3.55	25,918	2.15	10,857	4.29
Corporate debt securities	492	42.00	7,317	12.93	—	—	—	—
Bank trust preferred securities	—	—	—	—	—	—	62,668	3.74
Marketable equity securities (1)
Common stock	—	—	—	—	—	—	642.49
Preferred stock	—	—	—	—	—	—	17,551	4.67

Total	$25,867	3.14%	$215,940	3.36%	$25,918	2.15%	$97,609	3.86%

	Total Investment Securities
	Average Life in Years	Carrying Value	Fair Value	Weighted Average Yield
U.S. Government and agency securities	3.11	$228,926	$228,926	2.98%
Asset-backed securities	10.14	47,738	47,738	2.72
Corporate debt securities	3.35	7,809	7,809	14.68
Bank trust preferred securities	28.21	62,668	62,668	3.76
Marketable equity securities (1)
Common stock	—	642	642.49
Preferred stock	—	17,551	17,551	4.67

Total	8.49	$365,334	$365,334	3.40%

(1)	Marketable equity securities with no stated maturity are included in the “More than 10 Years” category. These securities are excluded in the calculation of average life.

The classification of investments as held to maturity, available for sale, or trading is made at the time of purchase based upon management’s intent at that time. At December 31, 2003, $365.3 million of investment securities were classified as available for sale and recorded at fair value (cost basis of $364.2 million). The trust preferred securities represent investments in several different pools of collateral debt securities consisting of primarily 30- year capital securities issued by various banks, thrifts and insurance companies. The underlying pool of issuers of the collateral debt securities are well diversified as to asset size and geography. These securities are primarily Libor-indexed floating rate securities and contain an issuer call provision at par after five years. The individual issuers of trust preferred securities have the ability to defer interest payments in certain circumstances. At December 31, 2002, $308.2 million of investment securities were classified as available for sale (cost basis of $307.6 million).

During 2003, the Bank recorded $10.0 million of other than temporary impairment on two floating rate debt securities. One of the securities, written down by $6.9 million to $1.0 million was collateralized by aircraft leased to several different airlines, and the other security, written down by $3.1 million to $4.9 million, was a collateralized bond obligation secured by various less than investment grade high yield securities. In the fourth quarter of 2002, the Bank had recorded a $3.0 million other than temporary impairment on a third $8.5 million floating rate debt security backed by aircraft and related leases to a major airline. That security matured on December 2, 2002 and went into default due to the principal not being repaid and the airline filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on December 9, 2002. All impairment writedowns were based on market value quotes received from independent broker/dealers. The three securities were sold during the first quarter of 2004 at net gain of $2.7 million.

Sources of Funds

The Bank’s primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), borrowings from the FHLB of Chicago, other borrowings, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities and short-term investments, and funds provided from operations.

Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of passbook accounts, NOW and checking accounts, money market and certificate accounts. The Bank has historically only solicited deposits from its market areas and has not used brokered deposits. At December 31, 2003, the Bank had $70.0 million of brokered deposits that were acquired in the St. Francis acquisition. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. Recently, the Bank has emphasized growth in core accounts, defined as commercial and non-interest checking accounts, NOW accounts, money market accounts, and passbooks by increased advertising and marketing of checking accounts, and the addition of a more competitively priced money market product. At December 31, 2003, the ratio of core deposits to total deposits increased to 58.2% compared to 56.4% at December 31, 2002, primarily due to strong internal core deposit increases.

The following table sets forth the balances and percentages of the various types of deposits offered by the Bank at the date indicated and the change in the dollar amount of deposits between such dates:

	December 31, 2003			December 31, 2002
	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits	Increase (Decrease)
	(Dollars in thousands)
Commercial checking	$216,489	3.9%	$66,484	$150,005	4.0%	$21,791
Non-interest checking	218,446	3.9	79,327	139,119	3.7	18,053
NOW accounts	555,675	10.0	192,786	362,889	9.7	37,898
Money market accounts	904,728	16.2	446,584	458,144	12.2	89,472
Passbook accounts	1,353,881	24.2	347,291	1,006,590	26.8	108,517

Total core deposits	3,249,219	58.2	1,132,472	2,116,747	56.4	275,731
Certificate accounts, net	2,331,236	41.8	696,746	1,634,490	43.6	(82,491)

Total deposits	$5,580,455	100.0%	$1,829,218	$3,751,237	100.0%	$193,240

	December 31, 2001
	Amount	% of Deposits
Commercial checking	$128,214	3.6%
Non-interest checking	121,066	3.4
NOW accounts	324,991	9.1
Money market accounts	368,672	10.4
Passbook accounts	898,073	25.3

Total core deposits	1,841,016	51.8
Certificate accounts, net	1,716,981	48.2

Total deposits	$3,557,997	100.0%

Deposit Portfolio. The following table sets forth the distribution and the weighted average nominal interest rates of the Bank’s average deposit accounts for the years indicated:

	Year Ended
	December 31, 2003			December 31, 2002
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Commercial checking accounts	$167,743	4.07%	—%	$124,801	3.41%	—%
Non-interest bearing checking	161,400	3.91	—	124,726	3.41	—
Interest bearing NOW accounts	410,261	9.95	.59	334,882	9.15	.81
Money market accounts	514,827	12.49	1.07	462,773	12.64	1.95
Passbook accounts	1,144,729	27.76	.81	936,512	25.58	1.68

Total checking, money market and passbook accounts	2,398,960	58.18	.72	1,983,694	54.19	1.39

Certificate accounts with original maturities of:
6 months or less	383,347	9.30	1.20	357,187	9.76	2.23
7 to 12 months	380,965	9.24	2.49	248,200	6.78	3.36
Greater than 1 to 3 years	784,688	19.03	2.75	944,075	25.79	4.28
Greater than 3 years	175,126	4.25	4.61	127,410	3.48	5.31

Total certificates of deposits	1,724,126	41.82	2.54	1,676,872	45.81	3.79

Total deposits	$4,123,086	100.00%	1.48%	$3,660,566	100.00%	2.48%

	Year Ended
	December 31, 2001
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Commercial checking accounts	$70,359	2.25%	—%
Non-interest bearing checking	93,632	3.00	—
Interest bearing NOW accounts	245,719	7.87	1.03
Money market accounts	279,281	8.94	3.49
Passbook accounts	775,419	24.83	2.32

Total checking, money market and passbook accounts	1,464,410	46.89	1.73

Certificate accounts with original maturities of:
6 months or less	506,087	16.21	4.50
7 to 12 months	238,010	7.62	5.31
Greater than 1 to 3 years	809,134	25.91	6.05
Greater than 3 years	105,097	3.37	5.69

Total certificates of deposits	1,658,328	53.11	5.45

Total deposits	$3,122,738	100.00%	3.86%

The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at December 31, 2003, 2002, and 2001, and the periods to maturity of the certificate accounts outstanding at December 31, 2003:

	December 31,			Period to Maturity December 31, 2003
	2003	2002	2001	Within One Year	1 to 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Certificate accounts:
0.75% to 1.99%	$1,056,024	330,189	974	916,395	139,604	25	1,056,024
2.00% to 2.99%	479,922	543,576	338,133	234,594	237,540	7,788	479,922
3.00% to 3.99%	433,245	338,585	394,800	231,982	144,824	56,439	433,245
4.00% and greater	354,534	421,927	982,471	130,730	147,130	76,674	354,534

Total	$2,323,725	1,634,277	1,716,378	1,513,701	669,098	140,926	2,323,725

At December 31, 2003, the Bank had outstanding $536.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Period to Maturity	Amount
(Dollars in thousands)
Three months or less	$163,991
Over three through six months	75,906
Over six through 12 months	118,594
Over 12 months	177,976

Total	$536,467

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from FHLB of Chicago, and to a lesser extent, reverse repurchase agreements, when they are a less costly source of funds or can be reinvested at a positive rate of return.

Federal Home Loan Bank of Chicago Advances. The Bank obtains advances from the FHLB of Chicago upon the security of its capital stock in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See “Regulation and Supervision - Federal Home Loan Bank System.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by secured borrowings from any other source. At December 31, 2003, the Bank’s FHLB of Chicago advances totaled $2.10 billion, or 23.6% of total assets, compared to $1.51 billion, or 25.4% of total assets at December 31, 2002.

Included in FHLB of Chicago advances at December 31, 2003 are $710.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, putable at the discretion of the FHLB of Chicago as follows: $505.0 million at 5.66% in 2004, $130.0 million at 3.51% in 2005, $75.0 million at 2.94% in 2006. The average term to maturity on these advances is 3.8 years, while the average term to put is 9 months. At inception, the Bank receives a lower cost of borrowing on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances prior to their final maturity. If put, the FHLB of Chicago will provide replacement funding, should the Bank want or need to refinance the borrowing, at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions. At December 31, 2003, management expects $30.0 million (with an average rate of 1.75%) of the $505.0 million putable in 2004, to be put. On December 2, 2003, the Bank restructured a part of its putable advances portfolio, obtained from St. Francis, and paid off $155.0 million of advances for $170.8 million, that had a weighted average term to put of 3 months, and term to maturity of 67 months. The Company subsequently obtained putable advances with an average term to put of 25 months and term to maturity of 68 months. There was no gain or loss recognized on the transaction due to the putable advances having been recorded at fair value on December 1, 2003, the date of the acquisition.

Unsecured Term Bank Loan and Line of Credit. In November 2001, the Company borrowed $55.0 million under an unsecured term bank loan agreement in connection with funding the purchase price of the Mid Town acquisition. The loan provides interest rates of one, two, three, six or twelve-month LIBOR, at the option of the borrower, plus 110 basis points, payable at the end of the repricing period. At December 31, 2003, the interest rate is currently one-month LIBOR plus 110 basis points, or 2.26%. The remaining principal amount outstanding at December 31, 2003 was $45.0 million. The loan requires increasing annual principal payments with $11.0 million due at the final maturity of the loan on December 31, 2008. Prepayments of principal are allowed without penalty at the end of any repricing period. The Company made its scheduled $6.0 million principal payment on December 31, 2003.

In conjunction with the unsecured term bank loan, the Company also maintains a $55.0 million one-year unsecured revolving line of credit that matures annually on November 30. The loan provides for an interest rate of one, two, three, six or twelve-month LIBOR at the option of the borrower plus 100 basis points and payable at the end of the repricing period. At December 31, 2003, there is a $10.0 million outstanding balance on the line of credit at an interest rate of 2.17%.

The credit agreement contains covenants that, among other things, require the Company to maintain a minimum stockholders’ equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain “well capitalized” regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on additional indebtedness and agreed not to pledge any stock of the Bank or MAFD for any purpose. At December 31, 2003, the Company was in compliance with these covenants.

Other borrowings:

Reverse Repurchase Agreements. The Bank enters into sales of securities under agreements to repurchase the identical securities (“reverse repurchase agreements”) with nationally recognized primary securities dealers and are treated as financings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and are reflected as assets. The usual terms of agreements require the seller, generally after a short period of time, to repurchase the same securities as a predetermined price or yield. In conjunction with the St. Francis acquisition, the Bank assumed $105.0 million of reverse repurchase agreements. The following table presents certain information regarding reverse repurchase agreements as of and for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Balance at end of period	$105,000	—	—
Maximum month-end balance	105,000	—	—
Average balance	105,000	—	—
Weighted average rate at end of period	1.64%	N/A	N/A
Weighted average rate on average balance	1.64	N/A	N/A

At December 31, 2003, reverse repurchase agreements were collateralized by investment and mortgage-backed securities with a carrying value of $113.3 million and a market value of $112.8 million. At December 31, 2003, the reverse repurchase agreements have maturities ranging from two to twenty-seven months. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions. The Company continues to use reverse repurchase agreements as an additional funding source.

Retail Repurchase Agreements. The Bank also has implemented a sweep program for its large commercial deposit customers. The Bank in return must provide adequate collateral for the deposit accounts in the form of U.S. government or agency securities. The retail repurchase agreements, which totaled $13.5 million at December 31, 2003, are collateralized by two mortgage backed securities with a carrying value of $14.2 and market value of $14.4 million.

Other. The remaining balance in other borrowings is comprised mainly of treasury tax and loan advances totaling $1.7 million at December 31, 2003, which are collateralized by $2.0 million of an investment security with a market value of $2.0 million.

The following table is a summary of the Company’s borrowed funds at December 31, 2003 and 2002. The weighted average rates are contractual rates and are not adjusted for purchase accounting adjustments. The unamortized premium was created as purchase accounting adjustments in the acquisitions of Fidelity and St. Francis. Based on the amortization at December 31, 2003 the effective cost was 3.80%.

	December 31, 2003			December 31, 2002
	Interest Rate Range	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Fixed-rate advances from FHLB due:
Within 1 year	1.27% - 7.22%	5.32%	$390,000	6.08%	$135,500
1 to 2 years	2.24 - 7.20	5.34	619,375	5.87	310,000
2 to 3 years	1.75 - 6.82	4.30	210,000	5.33	295,000
3 to 4 years	3.23 - 4.34	3.82	150,000	4.66	155,000
4 to 5 years	2.49 - 5.86	4.90	375,000	3.82	150,000
5 to 6 years	2.54 - 5.86	4.67	75,000	5.07	350,000
6 to 7 years	2.77 - 5.42	3.65	105,000	5.73	50,000
7 to 8 years	— - —	—	—	5.42	30,000

Total fixed rate advances	1.27 - 7.22	4.90	1,924,375	5.24	1,475,500
Adjustable-rate advances from FHLB due:
Within 1 year	1.16 - 1.16	1.16	30,000	—	—
1 to 2 years	1.18 - 1.20	1.19	100,000	1.39	30,000
2 to 3 years	1.21 - 1.21	1.21	50,000	—	—

Total adjustable rate advances	1.16 - 1.21	1.19	180,000	1.39	30,000

Total advances from FHLB	1.16% - 7.22%	4.58	2,104,375	5.17	1,505,500

Unsecured term bank loan		2.26	45,000	2.53	51,000
Unsecured line of credit		2.17	10,000	—	—
Other borrowings		1.55	120,977	—	—
Unamortized premium		—	19,075	—	—

Total borrowed funds		4.36%	$2,299,427	5.08%	$1,556,500

Subsidiary Activities

MAF Developments. The Company engages in the business of purchasing unimproved land for development into residential subdivisions of single-family lots primarily through MAFD, a wholly-owned subsidiary of the Company. The Company has been engaged in this activity since 1974, and since that time has developed and sold over 6,200 lots in 23 different subdivisions primarily in the western suburbs of Chicago. The subsidiary acts as sole principal or as a joint venture partner in their developments. The subsidiary historically has provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles it to a percentage of the profit or loss generated by the project, generally 50-60%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions. In addition, MAFD may from time to time invest in residential real estate projects, typically structured as limited partnership investments, managed by unaffiliated parties.

OTS regulations impose restrictions on the Bank’s participation in real estate development activities. See “Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements.” In 1993, the Company formed a wholly-owned subsidiary, MAFD, to continue its land development activities. As a subsidiary of the Company, the activities of MAFD are not restricted by OTS regulations as they are for the Bank.

NW Financial, a wholly-owned subsidiary of the Bank, now inactive, which was acquired as part of a previous merger, developed unimproved land into residential subdivisions, as well as constructed single-family homesites on the improved lots. Its final project also included commercial land for development. During 2001, NW Financial sold the final commercial parcels in this project. Currently, the Company plans to conduct its future real estate development activity solely through MAFD, or joint ventures in which MAFD is a partner.

The following is a summary as of December 31, 2003, of the residential real estate projects MAFD currently has an interest in:

Description of Project	Date Land Acquired	Total Lots	Number Lots Sold	Number Sold but Not Closed	Lots Available For Sale	Investment Balance
	(Dollars in thousands)
Springbank
Proposed 1,600 residential lots and 300 multi-family units and a yet to be determined amount of commercial acreage	12/02-12/03	1,600	—	—	—	$26,411
Shenandoah	6/00	326	196	15	115	3,451
326 residential lots
Tallgrass of Naperville	11/96-8/01	952	936	—	16	2,231

952 residential lots; 19.3 acres for multi-family homes of which 15.8 are sold; 12.8 acres for commercial, all of which are sold
						$32,093

The following is a description of the projects currently under development:

Springbank. MAFD has entered into various contracts to purchase approximately 950 acres of vacant land for a planned development in Plainfield, Illinois. This project is expected to have approximately 1,600 single-family residential lots and 300 multi-family units, pending zoning approvals from the municipality. There is additional acreage, in an undetermined amount, to be designated as commercial. The first lot closings in this development are expected to occur in this development in late 2004. The aggregate purchase price of these contracts for land is $39.2 million, of which $24.5 million has been disbursed to date, including $21.0 million disbursed in 2003. The purchase contracts contain various contingencies regarding soil tests, environmental testing, zoning etc., and provide for the takedown of the land in staggered closings over a four-year period. The remaining increase in the development balance is attributable to engineering, survey and other preliminary development costs. The Company is actively pursuing and expects to receive the required zoning and desired plat with the local planning commission to develop this project with a joint venture partner. Based on the current plans for this project and the existing land purchase contracts, current estimated future developments costs (including land acquisition) are approximately $68 million.

Shenandoah. MAFD purchased land for a planned development of approximately 326 single-family lots in Plainfield, Illinois. Development began in mid 2002, and there are 15 lots under contract at December 31, 2003. Currently, the Company estimates an additional $3.5 million of disbursements will be made to complete this project. Such amounts are not recorded in the consolidated financial statements.

Tallgrass of Naperville. MAFD with a venture partner who shares in 40% of the profits, has invested in 447 acres in three separate parcels for the development of 952 residential lots in Naperville, Illinois. In addition, the project originally had 19.3 acres available for multi-family units, as well as 12.8 acres of commercially-zoned land to be sold in bulk to developers. The remaining 3 1/2 acre portion of the multi-family parcel is under contract at December 31, 2003 and expected to close mid-2004 at an estimated profit of $1.1 million. The other portions of this multi-family parcel were sold in the last quarters of 2003 and 2002 at a profit of $1.4 million and $2.2 million, respectively. The commercial bulk land was sold in the fourth quarter of 2003 at a profit of $1.2 million. As the project nears completion, a majority of the residential lots are closed and there are only 16 lots remaining at December 31, 2003. As of December 31, 2003, the Company’s investment was $2.2 million. Currently, the Company estimates an additional $1.8 million of disbursements will be necessary to complete this project.

Mid America Insurance Agency. Mid America Insurance Agency, Inc. (“Mid America Insurance”) is an indirect wholly-owned subsidiary of the Bank that provides insurance brokerage services, including personal and commercial insurance products, to the Bank’s customers. For the years ended December 31, 2003, 2002 and 2001, Mid America Insurance generated pre-tax income (loss) of $(67,000), $(84,000), and $64,000, respectively.

Mid America Investments. The Bank, through its wholly-owned subsidiary Mid America Investments, has an affiliation with INVEST, a registered broker-dealer that provides certain securities brokerage and investment advisory services under its INVEST service mark to the general public. Through this program and licensed dual employees, these services are offered to customers of the Bank. Presently, 24 investment executives are employed and operate from certain Bank locations. Revenues are generated from the sales of securities products in the form of commissions which are apportioned between INVEST and the Bank. For the years ended December 31, 2003, 2002 and 2001, pre-tax income from INVEST operations was $274,000, $176,000 and $220,000, respectively.

Mid America Re, Inc. The Bank, through Mid America Investments, formed Mid America Re., Inc. (“Mid America Re”), as a wholly-owned mortgage reinsurance subsidiary to share in a portion of the insurance premiums earned by various private mortgage insurance companies on loans originated by the Bank, in return for assuming a second-tier layer of risk of loss on insured portions of these loans. The Bank generally requires a borrower to obtain private mortgage insurance to cover excess principal amounts if the loan principal exceeds certain loan-to-value ratios, typically 80%. At December 31, 2003, the Bank had second-tier mortgage insurance risk of $19.1 million. For the year ended December 31, 2003, pre-tax income from Mid America Re was $2.0 million compared to pre-tax income of $906,000 for the year ended December 31, 2002. Most of the income in 2002 was not subject to income tax due to special tax rules applicable to small insurance companies. These provisions do not apply in 2003 and net income of Mid America Re is subject to federal income taxes.

MAF Realty Co. L.L.C. – IV. The Bank formed MAF Realty Co. L.L.C. – IV (“Realty IV”) as a real estate investment trust in July 1999. Realty IV was capitalized through the contribution of participation interests in mortgage loans owned by the Bank. The primary assets of Realty IV as of December 31, 2003 consist of the remaining balances of these participation interests and balances attributable to loans purchased from the Bank. The common membership interests and 89% of the preferred membership interests in Realty IV are owned by MAF Realty Co. L.L.C. – III, which was formed in July 1999 as a holding company for Realty IV. The remaining 11% preferred membership interests, valued at approximately $110,000, were distributed equally in 2000 to 110 individuals who are directors, former directors, employees or former employees of the Company and its subsidiaries. All of the assets of Realty IV are included in loans and accrued interest receivable on the Company’s consolidated balance sheet, and the value attributable to the minority interest is included in other liabilities. The distribution of the dividends paid to the minority interest holders are included in the Company’s income statement. These amounts totaled $8,800 in both 2003 and 2002.

SF Insurance Services Corporation. SF Insurance Services Corporation (“SF Insurance”), a Wisconsin corporation, is a wholly-owned subsidiary of the Bank acquired in the St. Francis acquisition. SF Insurance offers fixed and indexed annuities, life insurance, disability income and survivorship life sold exclusively through licensed agents. At December 31, 2003, the Bank’s total investment in SF Insurance was $351,000, and SF Insurance’s assets of $351,000 consisted primarily of cash.

St. Francis Equity Properties, Inc. St. Francis Equity Properties, Inc, (“SFEP”), a Wisconsin corporation, and wholly-owned subsidiary of the Bank acquired in the St. Francis acquisition, invests in affordable housing properties throughout the State of Wisconsin. The properties qualify for tax credits under Section 42 of the Internal Revenue Code. Each property is structured as a limited liability partnership (“LLP”) or limited liability corporation (“LLC”), with SFEP being a 98% or 99% partner or member in each individual LLP or LLC. The financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company’s financial statements. The operations of the properties are not expected to contribute significantly to the Company’s pre-tax income. However, the properties do contribute in the form of income tax credits, which lower the Company’s effective tax rate. Once established, the credits on each property last for ten years and are passed through the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. SFEP is currently a limited partner in 14 projects within the state of Wisconsin. Additionally, the Bank has provided financing to all of the projects. However, the primary benefit to the Company on these projects is in the form of tax credits earned over the first ten years of the project’s life. At December 31, 2003, SFEP’s assets of $33.3 million consisted primarily of its interest in the properties developed.

SF Investment Corporation. SF Investment Corporation, a Nevada corporation, is a wholly-owned subsidiary of the Bank acquired in the St. Francis acquisition. This Nevada subsidiary holds and manages investment securities in a structure that is similar to that of many financial institutions located in Wisconsin. At December 31, 2003, the Bank’s total investment in SF Investment was approximately $402.7 million and SF Investment’s assets of $419.5 million consisted primarily of mortgage-backed and related securities.

Wisconsin does not require consolidated tax returns and because the subsidiary is out of state, its income has not been subject to state income tax in Wisconsin. From time to time legislation has been proposed that would adopt consolidated reporting requirements in Wisconsin; however, no such proposals have been adopted. Representatives of the Wisconsin Department of Revenue, or Department, have recently indicated that the Department may revoke its previously issued favorable tax rulings relating to such Nevada subsidiaries, even though there has not been any intervening change in law. The Department also has implemented a program for the audit of Wisconsin financial institutions that have subsidiaries incorporated and located in Nevada, and may seek to assert a basis for imposition of Wisconsin income taxes on income from those operations, either retroactively or prospectively. The Company is not currently under audit by the Department.

While it is likely the Department’s actions and interpretations will be challenged, MAF’s net income in future periods would be reduced if the Department succeeds in those actions. MAF might also need to incur costs in the future to address actions taken by the Department. Additionally, the Company could be assessed taxes and interest relating to the operations of St. Francis Investment Corporation for the periods prior to the merger. If assessed and agreed to, the payment of taxes for periods prior to the merger may result in an increase in goodwill attributable to the St. Francis acquisition.

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

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation - QTL Test.” Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (“BHC Act”), subject to the prior approval of the OTS, and activities authorized by OTS regulation. No multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

Federal Savings Institution Regulation

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio for institutions receiving the highest rating on the CAMEL financial institution rating system, and 4% leverage (core capital) ratio for all other institutions, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. For the Bank, this includes its $252,000 investment in NW Financial at December 31, 2003, which the Bank must deduct from regulatory capital for purposes of calculating its capital requirements. The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. The acquisitions of Fidelity and St. Francis did not have a significant impact on capital adequacy levels.

At December 31, 2003 and 2002, the Bank was in compliance with the current capital requirements as follows:

	December 31, 2003		December 31, 2002
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$896,783	10.10%	$500,746	8.47%

Tangible capital	$615,582	7.16	$392,995	6.78%
Tangible capital requirement	129,000	1.50	86,971	1.50

Excess	$486,582	5.66%	$306,024	5.28%

Core capital	$615,582	7.16	$392,995	6.78%
Core capital requirement	343,999	4.00	231,923	4.00

Excess	$271,583	3.16%	$161,072	2.78%

Core and supplementary capital	$640,413	11.45	$405,959	11.85%
Risk-based capital requirement	443,732	8.00	274,114	8.00

Excess	$196,681	3.45%	$131,845	3.85%

Total Bank assets	$8,882,976		$5,909,865
Adjusted total Bank assets	8,599,968		5,798,064
Total risk-weighted assets	5,875,087		3,538,222
Adjusted total risk-weighted assets	5,592,079		3,426,421

The following table reflects the Bank’s regulatory capital as of December 31, 2003 as it relates to these three capital requirements:

	Tangible	Core	Risk- Based
	(In thousands)
Stockholder’s equity of the Bank	$896,783	896,783	896,783
Goodwill and core deposit intangibles	(276,549)	(276,549)	(276,549)
Non-permissible subsidiary deduction	(252)	(252)	(252)
Non-includible purchased mortgage servicing rights	(2,413)	(2,413)	(2,413)
Regulatory capital adjustment for available for sale securities	(1,987)	(1,987)	(1,987)
Recourse on loan sales	—	—	(9,682)
General allowance for loan losses	—	—	34,513

Regulatory capital	$615,582	615,582	640,413

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

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. As of December 31, 2003, BIF and SAIF deposits were assessed for a FICO payment of 1.54 basis points.

As a result of the Funds Act and the FDI Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997. The Bank’s assessment rate for the year ended December 31, 2003 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Community Reinvestment. Under the Community Reinvestment Act, or the CRA, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution’s record of making loans in its assessment areas; (b) investment, which evaluates the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (c) service, which evaluates the institution’s delivery of services to residents of its communities through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. The Bank received a “satisfactory” rating on its CRA performance evaluation prepared by the OTS on August 13, 2002, the most recent report the Bank has received.

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

Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, a financial institution is required to file suspicious activity reports for transactions that involve $5,000 or more and which the financial institution knows, suspects or has reason to suspect the transaction involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA Patriot Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from financial institutions.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2003, the Bank’s limit on loans to one borrower was $96.1 million. At December 31, 2003, the Bank’s largest aggregate outstanding balance of loans to any one borrower was $25.0 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, the Bank maintained 87.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank were $1.0 million, $820,000 and $755,000 in 2003, 2002 and 2001, respectively.

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

Federal Fair Lending Laws. The federal fair lending laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations. The Bank is subject to an Agreed Consent Order that it entered into on December 30, 2002, to resolve allegations by the Department of Justice that the Bank had violated the fair lending laws based on the level of the Bank’s lending in minority areas during the period 1996-2000. The Bank denied all alleged violations. The Agreed Consent Order required the Bank to undertake a number of actions over the next five years to promote its home mortgage lending in communities with significant minority populations, including:

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

The Bank is in compliance with all terms of the Order. Since the Order was entered by the court, the Bank has opened two branch offices within minority areas, conducted an assessment of home mortgage credit needs of residents in minority areas, and implemented a targeted marketing campaign to increase mortgage lending. In 2003, the Bank provided financial benefits in excess of the $10 million requirement through special lending programs that satisfy the terms of the Order, to help minority residents achieve homeownership, including $441,000 of downpayment and closing cost assistance charged to other non-interest expense in 2003. In addition, the Bank contributed $128,000 to homebuyer education and counseling programs during 2003.

Home Mortgage Disclosure Act. The federal Home Mortgage Disclosure Act grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the Home Mortgage Disclosure Act is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Home Mortgage Disclosure Act requires institutions to report data regarding applications for loans for the purchase or improvement of one- to-four family and multifamily dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the Home Mortgage Disclosure Act to determine whether depository institutions engage in discriminatory lending practices.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. At December 31, 2003, the Bank’s investment in FHLB of Chicago stock of $384.6 million was $279.4 million in excess of its minimum requirement. FHLB of Chicago advances must be secured by specified types of collateral and are available to member institutions primarily for the purpose of providing funds for residential housing finance. FHLB of Chicago also purchases mortgages in the secondary market through its MPF program. The Bank has sold loans to MPF since 1998. See discussion on page 15.

The FHLBs are required to provide funds to cover certain obligations on bonds issued by the Resolution Funding Corporation to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2003, 2002, and 2001, stock dividends paid by the FHLB of Chicago to the Bank amounted to $13.9 million, $8.3 million and $6.7 million, respectively. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income might also be reduced.

Allen H. Koranda, Chief Executive Officer of the Company, was elected in 1997 by the Illinois member institutions to serve as one of their allotted representatives on the 16-member Board of Directors of the FHLB of Chicago. In January 2004, the Board of Directors of the FHLB of Chicago elected Mr. Koranda to serve as its Chairman for a two-year term.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.4 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $45.4 million, the reserve requirement is currently $1,362,000 plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reserveable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Executive Officers of the Registrant

The executive officers of the Company are listed below.

Name	Age	Position(s) Held
Allen H. Koranda	57	Chairman of the Board and Chief Executive Officer of the Company and the Bank
Kenneth Koranda	54	Vice Chairman of the Board and President of the Company; President and Director of the Bank
Jerry A. Weberling	52	Executive Vice President, Chief Financial Officer and Director of the Company and the Bank
James Allen	45	Senior Vice President of the Company and the Bank
Gerard J. Buccino	42	Senior Vice President of the Company and the Bank
William Haider	53	Senior Vice President of the Company and the Bank; President of MAFD
Michael J. Janssen	44	Senior Vice President of the Company and the Bank
David W. Kohlsaat	49	Senior Vice President of the Company and the Bank

Thomas Miers	52	Senior Vice President of the Company and the Bank
Kenneth Rusdal	62	Senior Vice President of the Company and the Bank
Sharon Wheeler	51	Senior Vice President of the Company and the Bank
Christine Roberg	52	First Vice President and Controller of the Company and the Bank

Biographical Information

Set forth below is certain information with respect to executive officers of the Company and the Bank. Unless otherwise indicated, the principal occupation listed for each person below has been their principal occupation for the past five years.

Allen H. Koranda has been Chairman of the Board and Chief Executive Officer of the Company since August 1989, and of the Bank since May 1984. He joined the Bank in 1972. Mr. Koranda holds Bachelor of Arts and Juris Doctor degrees from Northwestern University. Mr. Koranda is the brother of Kenneth Koranda.

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

James Allen has been Senior Vice President – Business Banking since March 2001. He was previously Senior Vice President-Corporate Banking at Old Kent Bank from 1997 to 2001. Mr. Allen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Business Administration from University of Wisconsin-Whitewater.

Gerard J. Buccino has been Senior Vice President – Risk Management of the Company and the Bank since July 2000. Prior to that he was Senior Vice President and Controller of the Company and the Bank since July 1996. He joined the Bank in 1990. He is a certified public accountant. Mr. Buccino holds a Bachelor of Science degree from Marquette University and a Master of Business Administration degree from the University of Chicago Graduate School of Business.

William Haider has been Senior Vice President of the Company and the Bank since July 1996. He joined the Bank in 1984. He is President of MAFD, managing the real estate development activities of the Company. Mr. Haider holds a Bachelor of Science degree from Southern Illinois University.

Michael J. Janssen has been Senior Vice President - Investor Relations and Taxation of the Company and the Bank since July 1996. He joined the Bank in 1989. He is a certified public accountant. Mr. Janssen holds a Bachelor of Business Administration degree from the University of Notre Dame, and a Master of Science in Taxation degree from DePaul University.

David W. Kohlsaat has been Senior Vice President - Administration since July 1996. He is responsible for retail deposit administration and human resources. He joined the Bank in 1976. Mr. Kohlsaat holds a Bachelor of Science degree from Southern Methodist University.

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

Employees

The Bank employed a total of 1,969 full-time equivalent employees as of December 31, 2003. Management considers its relationship with its employees to be excellent.

Item 2. Properties

The Company’s business is conducted primarily through 67 retail banking offices, including the Company’s executive office location in Clarendon Hills, Illinois. Additionally, the Bank has two loan production offices and four loan processing and servicing centers, which are leased. The Bank has its own data processing equipment that consists primarily of mainframe hardware, network servers, personal computers and ATMs. At December 31, 2003, the data processing equipment has a net book value of $9.9 million.

At December 31, 2003, the Bank owns the buildings and land for 39 of its bank branch offices and owned the buildings but leased the land for eleven of its bank branch offices. The properties related to the bank branch offices owned by the Bank had a depreciated cost of approximately $46.3 million at December 31, 2003. The Bank leases the remaining 17 bank branch offices, all of which are well maintained. At December 31, 2003, the aggregate net book value of leasehold improvements associated with leased bank branch facilities was $7.5 million. See Note 9 in “Item 8. Financial Statement and Supplementary Data.”

The Bank, as the successor to Mid Town, leases a portion of a commercial and residential building consisting of approximately 30,789 square feet on a triple net lease basis. The term of the lease is set to expire on June 30, 2024. The property is beneficially-owned by a limited partnership in which the former Chief Executive Officer of Mid Town, who is currently a director of the Bank has a limited partnership interest. The Company incurred rental expense on this property of $435,000 in 2003 and $348,000 in 2002.

Item 3. Legal Proceedings

There are various other actions pending against the Company or its subsidiaries in the normal course of business but in the opinion of management, these actions are unlikely, individually or in the aggregate, to have a material adverse effect on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on November 25, 2003 to, approve the merger agreement providing for the Company to acquire St. Francis Capital Corporation and the MAF Bancorp, Inc. Incentive Compensation Plan. The votes were as follows:

	For	Against	Abstain	Broker Non-Votes
Acquisition of St. Francis	19,540,124	78,440	69,411	—
MAF Bancorp, Inc. Incentive Compensation Plan	12,354,458	7,109,030	224,487	6

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock trades on the Nasdaq Stock Market under the symbol “MAFB.” As of March 8, 2004, the Company had 3,097 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.

	December 31, 2003				December 31, 2002
	High	Low	Close	Dividend	High	Low	Close	Dividend
First Quarter	$35.43	32.61	33.65	.18	35.29	28.70	35.25	.15
Second Quarter	38.09	32.90	37.07	.18	40.11	34.37	37.60	.15
Third Quarter	40.40	36.97	38.20	.18	38.04	29.60	30.90	.15
Fourth Quarter	44.80	38.20	41.90	.18	35.41	28.60	34.00	.15

The Company declared $0.72 per share in dividends during the year ended December 31, 2003, and $0.60 per share in dividends for the year ended December 31, 2002. The Company’s ability to pay cash dividends primarily depends on cash dividends received from the Bank. Dividend payments from the Bank are subject to various regulatory restrictions. See “Item 1. Business - Regulation and Supervision - Federal Savings Institution Regulation - Limitation on Capital Distributions.”

The Company’s current stock repurchase plan, announced in May 2003, authorizes the purchase of up to 1.6 million shares of common stock. At December 31, 2003, 795,000 shares remain to be repurchased under the plan. The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock within the fourth quarter of the fiscal year ended December 31, 2003.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Unit) that May Yet be Purchased under the Plans or Programs
October 1, 2003 through October 31, 2003	5,000	38.33	5,000	795,000
November 1, 2003 through November 30, 2003	—	N/A	N/A	795,000
December 1, 2003 through December 31, 2003	—	N/A	N/A	795,000

Total	5,000	38.33	5,000	795,000

Item 6. Selected Financial Data

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See “Item 8. Financial Statements and Supplementary Data.”

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Selected Financial Data:
Total assets	$8,933,585	5,937,181	5,595,039	5,195,588	4,658,065
Loans receivable, net	6,369,107	4,530,932	4,447,575	4,328,114	3,884,569
Mortgage-backed securities	971,969	365,638	142,158	104,385	133,954
Interest-bearing deposits	57,988	28,210	29,367	53,392	51,306
Federal funds sold	19,684	100,205	112,765	139,268	35,013
Investment securities	365,334	477,943	487,542	271,902	281,129
Real estate held for development or sale	32,093	14,938	12,993	12,718	15,889
Deposits	5,580,455	3,751,237	3,557,997	2,974,213	2,699,242
Borrowed funds	2,299,427	1,556,500	1,470,500	1,728,900	1,526,363
Stockholders’ equity	901,604	501,458	435,873	387,729	352,921
Book value per share	27.27	21.57	18.97	16.78	14.76

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest income	$316,430	329,490	345,736	343,103	285,092
Interest expense	136,952	171,465	214,489	217,173	168,401

Net interest income	179,478	158,025	131,247	125,930	116,691

Provision for loan losses	—	300	—	1,500	1,100

Net interest income after provision for loan losses	179,478	157,725	131,247	124,430	115,591
Non-interest income:
Gain on sale of loans receivable	25,948	16,330	8,691	1,108	2,448
Net gain (loss) on sale and writedown of investment and mortgage-backed securities	(937)	119	877	(444)	1,911
Gain on sale of loan servicing rights		—	—	4,442	—
Income from real estate operations	11,325	9,717	11,484	9,536	9,630
Deposit account service charges	24,552	22,239	16,535	12,715	10,200
Loan servicing fee income (expense)	(5,939)	(2,472)	(371)	1,686	1,761
Valuation (allowance) recovery of mortgage servicing rights	1,130	(2,300)	(904)	—	900
Foreclosed real estate	365	179	347	258	(57)
Brokerage commissions	3,587	2,702	2,371	2,322	2,566
Other	11,602	9,849	8,088	5,820	5,485

Total non-interest income	71,633	56,363	47,118	37,443	34,844
Non-interest expense:
Compensation and benefits	70,573	59,098	48,221	41,197	37,845
Office occupancy and equipment	15,410	11,670	9,011	8,124	7,274
Advertising and promotion	6,466	4,844	4,355	3,569	3,149
Amortization of goodwill and core deposit intangibles	1,732	1,649	4,578	4,475	3,884
Other	26,016	22,081	17,259	15,638	15,528

Total non-interest expense	120,197	99,342	83,424	73,003	67,680

Income before income taxes	130,914	114,746	94,941	88,870	82,755
Income taxes	47,481	40,775	35,466	32,311	31,210

Net income	$83,433	73,971	59,475	56,559	51,545

Basic earnings per share	$3.35	3.19	2.62	2.43	2.13

Diluted earnings per share	3.26	3.11	2.56	2.40	2.07

	At or For the Year Ended December 31,
	2003		2002		2001		2000		1999
	(Dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Return on average assets	1.29%		1.29		1.14		1.14		1.20
Return on average equity	14.18		15.83		14.82		15.57		14.98
Average stockholders’ equity to average assets	9.09		8.14		7.70		7.34		8.03
Stockholders’ equity to total assets	10.09		8.45		7.79		7.46		7.58
Tangible and core capital to total assets (Bank only)	7.16		6.78		6.44		6.32		6.32
Risk-based capital ratio (Bank only)	11.45		11.85		11.31		11.98		12.32
Interest rate spread for the period	2.69		2.59		2.22		2.30		2.52
Net interest margin	2.96		2.92		2.64		2.68		2.88
Average interest-earning assets to average interest-bearing liabilities	111.90		110.50		109.62		108.10		108.56
Non-interest expense to average assets	1.86		1.73		1.60		1.48		1.58
Non-interest expense to average assets and average loans serviced for others	1.46		1.33		1.33		1.22		1.25
Efficiency ratio(1)	47.69		46.36		47.00		44.56		45.19
Ratio of earnings to fixed charges:
Including interest on deposits	1.93	x	1.66	x	1.44	x	1.41	x	1.48	x
Excluding interest on deposits	2.65	x	2.38	x	2.00	x	1.86	x	2.18	x
Non-performing loans to total loans	.51%		.58		.45		.39		.40
Non-performing assets to total assets	.49		.47		.37		.36		.50
Cumulative one-year gap	(1.59)		10.23		(3.57)		(5.18)		(11.47)
Number of deposit accounts	564,696		393,801		377,015		339,340		314,396
Mortgage loans serviced for others	$3,330,987		2,021,512		1,401,607		785,350		1,226,874
Loan originations and purchases	4,993,675		3,691,170		2,827,594		1,484,220		1,711,337
Retail banking offices	66		34		32		27		25

Stock Price and Dividend Information:
High	$44.80		40.11		32.73		30.00		27.50
Low	32.61		28.60		24.30		15.50		18.88
Close	41.90		34.00		29.50		28.44		20.94

Cash dividends declared per share	.72		.60		.46		.39		.34
Dividend payout ratio	22.09%		19.29		17.56		16.05		15.96

(1)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain/(loss) on sale and writedown of mortgage-backed and investment securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”

	Year ended December 31,
	2003	2002
	(Dollars in thousands, except per share data)
Net income	$83,433	$73,971
Diluted earnings per share	3.26	3.11
Return on average assets	1.29%	1.29%
Return on average equity	14.18	15.83

The net income increase of $9.5 million, or 12.8%, in 2003 was driven by the following significant items:

•	The completion of two acquisitions adding $3.0 billion in assets, $1.8 billion in deposits, and 28 banking centers. The impact on earnings per share was flat to slightly dilutive in 2003, but is expected to be accretive in 2004 and beyond.

•	Net interest income grew to a record $179.5 million, primarily from the growth in earning assets from the acquisitions and a slight improvement in the net interest margin to 2.96% in 2003 compared to 2.92% in 2002.

•	Record loan origination volume of $5.0 billion, due to falling interest rates through mid-2003. This fueled record gains on the sale of loans, offset in part by loan servicing fee expense, and decreased asset yields due to the heavy refinance activity.

•	Gain on the sale of mortgage-backed securities increased to $6.0 million due to the sale of $259.0 million of mortgage-backed securities.

•	The Company’s land development operations posted income from real estate operations of $11.3 million in 2003, an increase of 16.5% compared to 2002, from the Company’s Tallgrass of Naperville and Shenandoah residential projects.

•	Continued growth in deposit service charges, which grew 10.4% in 2003, despite the negative impact of the Visa debit card settlement.

•	On the negative side, the Company recorded a $6.9 million net loss on sale and writedown of investment securities, which included $10.0 million of other than temporary impairment writedowns on two debt securities.

Outlook for 2004

The Company currently expects earnings for 2004 to be in the range of $3.52 to $3.65 per diluted share, or an increase of 8-12% over 2003. These projections for 2004 assume balance sheet growth in the 10-12% range. Mortgage loan originations are expected to be significantly lower during the year due to reduced refinancing activity. Due to the market shifting toward adjustable rate loans and increased price competition, the Company expects lower loan sale volumes and reduced profit margins compared to 2003. Assuming modest

Federal Reserve tightening in the second half of 2004 and in light of an expected change in loan mix, management expects the net interest margin to be in a range of 3.00%-3.15%. The Company expects to report continued growth in most fee income categories in 2004 and is currently estimating income from real estate operations in the range of $9.0-$10.5 million for 2004, with the income heavily weighted in the second half of the year. The projections incorporate $2.7 million of realized gains in the first quarter of 2004 on the sale of investment securities previously written down and also assume a strong housing purchase market, continued good credit quality, completion of the Company’s previously authorized stock buyback program, and successful conversion and integration of St. Francis systems in late May 2004. The majority of expected cost savings related to the St. Francis merger will not begin to be realized until the second half of 2004. Based on these timing expectations and projection of loan originations, loan sales and income from real estate development, management expects that earnings will be stronger in later quarters than in earlier quarters of 2004. Due to the timing of the St. Francis merger, and planned additions of management personnel and infrastructure to accommodate the Company’s growth, it is expected that the Company’s efficiency ratio will be near 50% in 2004 before trending back down in 2005.

Acquisitions

The Company has completed the following acquisitions during the past three years:

Selling Entity	Transaction	Date Completed	Acquired Deposits	Acquired Loans	Intangibles Recorded
				(In thousands)
St. Francis Capital Corp	Merger	December 2003	$1,361,170	1,243,549	131,218
Fidelity Bancorp	Merger	July 2003	434,573	338,123	44,840
UmbrellaBank	Branch acquisition	March 2003	8,452	269	670
Mid Town Bancorp	Merger	November 2001	270,318	210,020	39,328

On March 28, 2003, the Company purchased a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involved the purchase of approximately $8.5 million in deposits.

On July 21, 2003, the Company acquired Fidelity Bancorp, Inc. in an all-stock transaction, valued at $115 million. In connection with the merger, Fidelity’s bank subsidiary, Fidelity Federal Savings Bank, was merged into the Bank. The merger provided five additional branch locations in the Chicago area. At July 21, 2003, Fidelity had assets of $612.9 million, deposits of $434.6 million and stockholder’s equity of $59.6 million.

On December 1, 2003 the Company completed a $358 million all-stock acquisition of St. Francis Capital Corporation, which gave the Company 23 new branch offices in the Milwaukee, Wisconsin area. In connection with the merger, St. Francis’s bank subsidiary St. Francis Bank, was merged into the Bank. At acquisition, St. Francis had assets of $2.19 billion, deposits of $1.36 billion, and stockholders’ equity of $191.1 million.

In addition, the Bank also purchased approximately $6.0 million in deposits from Second Federal Savings and Loan Association of Chicago on November 15, 2003.

As a result of the completion of these transactions, the current year results, other than per share amounts and ratio analyses, are not generally comparable to the reported results for the corresponding 2002 period.

As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the market it serves, or which allow the Company to expand outside its current primary market areas of Chicago, Milwaukee and their surrounding areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and at a premium to current market value. As such, management anticipates that acquisitions made by the Company may include some book value per share dilution and possible short-term earnings per share dilution for the Company’s shareholders depending on the Company’s success and timing in integrating the operations of businesses acquired, the level of cost savings and revenue enhancements that may be achieved, and the nature of the purchase price consideration.

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

Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. These estimates are impacted by loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. A net recovery of $1.1 million was recorded in 2003 and a valuation allowance of $2.3 million was established in 2002. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

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

Results of Operations

Net Income. Net income for the Company was $83.4 million, or $3.26 per diluted share ($3.35 per basic share) for the year ended December 31, 2003, an increase of 12.8% over the prior year’s net income of $74.0 million, or $3.11 per diluted share ($3.19 per basic share) and $59.5 million, or $2.56 per diluted share ($2.62 per basic share) for the year ended December 31, 2001.

Net Interest Income. Net interest income is the principal source of earnings for the Company, and consists primarily of interest income on loans receivable and mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds. Net interest income fluctuates due to a variety of reasons, most notably due to the size of the balance sheet, changes in interest rates, and to a lesser extent asset quality. The Company seeks to increase net interest income without materially mismatching maturities of the interest-earning assets it invests in, compared to the interest-bearing liabilities that fund such investments.

Generally, the Bank is able to increase net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive, due to funding costs being more directly tied to shorter-term rates, while loans are tied to intermediate to longer-term rates. Net interest income before the provision for loan losses was $179.5 million in 2003, $158.0 million in 2002, and $131.2 million in 2001. The net interest margin (net interest income divided by average interest-earning assets) for the same periods was 2.96%, 2.92%, and 2.64%, respectively.

The following table is a summary of 6-month and 10-year U.S. Government yields meant to provide information about the market rates related to the Bank’s pricing of interest-earning assets and interest-bearing liabilities.

U. S. Treasury Rates

	2003			2002			2001
	6 months	10 years	Spread	6 months	10 years	Spread	6 months	10 years	Spread
Average	1.07%	4.00%	2.93%	1.70%	4.59%	2.89%	3.44%	5.00%	1.56%
Close	1.02%	4.25%	3.23%	1.21%	3.82%	2.61%	1.80%	5.05%	3.25%

During 2003, U.S. Treasury rates continued their decline to historic lows through June. Continued economic weakness, and very low inflation fueled continued low federal funds rates, and rallied the rate on 10-year Treasury notes to 3.11% at mid-year. In the second half of the year, the 10-year Treasury note sold off in reaction to improving economic conditions and increasing U.S. budget deficits to close the year at 4.25%. During this time, however, short-term interest rates stayed at their historic low levels, leading to the large spread of 3.23% between the rate on 6-month Treasury bills and 10-year Treasury notes at the end of the year. On an average basis, the spread was very consistent with 2002, which is part of the reason the Bank’s net interest margin remained stable. The interest rate scenario in 2003 enabled the Bank to continue to reprice certificate of deposits lower, refinance maturing borrowings at lower rates, and lower the rates offered on its core deposits. However, the very high level of refinance activity fueled by lower long-term interest rates offset most of the lower funding costs achieved.

During 2002, the U.S. Treasury curve maintained the steepness between short and long-term rates that had begun during 2001. This allowed the Bank to benefit from the impact of low short-term rates on its cost of funds more so than in 2001, as the Bank aggressively reduced rates offered on its core accounts and experienced a decline in certificate of deposit costs as high rate certificates of deposit matured and repriced to lower rates. Each of these factors was more than enough to offset the decline in asset yields due to refinance activity driven by declining long-term interest rates, as well as the decline in yield on ARM loans, which generally reprice off of short-term Treasury rates, and continued decreases in yield on equity lines of credit tied to the Prime rate.

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

Average Balance Sheets

The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 2003 includes fees which are considered adjustments to yield.

	Year Ended December 31,									At December 31, 2003
	2003			2002			2001
	Balance	Interest	Average Yield/ Cost	Balance	Interest	Average Yield/ Cost	Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$4,917,662	272,687	5.55%	$4,446,989	288,790	6.49%	$4,319,795	307,780	7.12%	$6,403,662	5.22%
Mortgage-backed securities	407,012	14,651	3.60	239,299	11,295	4.72	123,616	7,229	5.85	971,969	4.04
Investment securities (1)	532,751	24,266	4.55	502,971	24,368	4.84	377,164	22,680	6.01	749,977	4.93
Interest-bearing deposits	94,087	2,474	2.63	93,647	2,131	2.28	39,139	1,914	4.89	57,988	1.13
Federal funds sold	114,260	2,352	2.06	126,971	2,906	2.29	115,564	6,133	5.31	19,684	0.96

Total interest-earning assets	6,065,772	316,430	5.22	5,409,877	329,490	6.09	4,975,278	345,736	6.95	8,203,280	5.02
Non-interest earning assets	403,926			329,522			239,197			730,305

Total assets	$6,469,698			$5,739,399			$5,214,475			$8,933,585

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	3,794,205	61,011	1.61	3,413,331	90,963	2.66	2,958,748	120,664	4.08	5,147,236	1.42
Borrowed funds	1,626,695	75,941	4.67	1,482,487	80,502	5.43	1,580,106	93,825	5.94	2,299,427	3.80

Total interest-bearing liabilities	5,420,900	136,952	2.53	4,895,818	171,465	3.50	4,538,854	214,489	4.73	7,446,663	2.15
Non-interest bearing deposits	328,881			247,235			163,990			433,219
Other liabilities	131,654			129,164			110,333			152,099

Total liabilities	5,881,435			5,272,217			4,813,177			8,031,981
Stockholders’ equity	588,263			467,182			401,298			901,604

Liabilities and stockholders’ equity	$6,469,698			$5,739,399			$5,214,475			8,933,585

Net interest income/interest rate spread		$179,478	2.69%		$158,025	2.59%		$131,247	2.22%		2.86%

Net earning assets/net yield on average interest-earning assets	$644,872		2.96%	$514,059		2.92%	$436,424		2.64%	$756,617

Ratio of interest-earning assets to interest-bearing liabilities		111.90%			110.50%			109.62%		110.16%

(1)	Includes average balances of $239.4 million, $157.1 million and $106.9 million stock in Federal Home Loan Bank of Chicago for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the Bank owned $384.6 million of FHLB stock.

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

	Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001
	Total Change	Change Due To		Total Change	Change Due To
		Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans receivable	$(16,103)	28,690	(44,793)	$(18,990)	8,862	(27,852)
Mortgage-backed securities	3,356	6,512	(3,156)	4,066	5,683	(1,617)
Investment securities	(102)	1,400	(1,502)	1,980	6,746	(4,766)
Interest-bearing deposits	343	10	333	217	1,636	(1,419)
Federal funds sold	(554)	(276)	(278)	(3,227)	554	(3,781)

Total interest income	(13,060)	36,336	(49,396)	(15,954)	23,481	(39,435)

Interest-bearing liabilities:
Deposits	(29,952)	9,266	(39,218)	(29,701)	16,553	(46,254)
Borrowed funds	(4,561)	7,381	(11,942)	(13,323)	(5,589)	(7,734)

Total interest expense	(34,513)	16,647	(51,160)	(43,024)	10,964	(53,988)

Net change	$21,453	19,689	1,764	$27,070	12,517	14,553

Interest income on loans receivable decreased $16.1 million in 2003 to $272.7 million when compared to $288.9 million in 2002 and $307.8 million in 2001. The decrease in 2003 is due to a 94 basis point decline in the average yield on loans receivable offset by a $470.7 million increase in the average balance of loans receivable. The decrease in interest income and average yield on loans receivable was mitigated by the receipt of $4.1 million of prepayment penalty fee income on one- to four-family mortgage and consumer loans for 2003 compared to $3.8 million and $1.9 million for the years ended December 31, 2002 and 2001, respectively. It is expected that a significant slowdown in refinance activity, together with the much smaller portfolio of loans containing prepayment penalties, will result in a significant reduction in prepayment penalty fee income in 2004. Average loans receivable increased approximately $243.0 million due to the balances and timing of the acquisitions of Fidelity and St. Francis, with the remainder of the growth due to higher balances of equity lines of credit and other mortgage loans. Although the Bank originated record one- to four family loan volume in 2003, average loans receivable, exclusive of loans acquired in acquisitions, increased only modestly due to the high level of refinance activity, and increased level of sales of long-term fixed rate loan originations. The decline in average yield was due to the repayment of higher-yielding loans, as well as the impact of an additional 25 basis point reduction in the prime rate during the year. During 2002, interest income on loans decreased $19.0 million, or 6.2%, to $288.8 million, as the impact of the $127.2 million increase in average balances was more than offset by a 63 basis point decrease in average yield on loans. Refinance activity during the year due to falling interest rates accelerated prepayments on high yielding loans.

Interest income from mortgage-backed securities increased in 2003 to $14.7 million, from $11.3 million in 2002, and $7.2 million in 2001. The increase in mortgage-backed securities income in 2003 is due to a $167.7 million increase in average balances offset by a 112 basis point decrease in the average yield. The increase in average balance is primarily due to the impact of the Bank’s acquisitions in 2003, adding approximately $134.0 million to the average balance of mortgage-backed securities. In addition to this increase, the Bank purchased $14.8 million in mortgage-backed securities in 2003, primarily with cash from excess prepayments in the Bank’s loan portfolio. The large increase in interest income in 2002 was due to management deploying excess cash from the high level of loan prepayments into mortgage-backed securities as a means of limiting interest rate risk, but increasing returns over other investment opportunities. Average balances increased $115.7 million in 2002 as a result, while the average yield decreased 113 basis points.

Interest income from investment securities decreased $102,000 in 2003 to $24.3 million, after increasing $1.7 million in 2002 and $3.0 million in 2001. In 2003, the decrease was due to a 29 basis point decrease in the average yield on investments, offset by a $29.8 million, or 5.9%, increase in average balances. The Bank’s acquisitions accounted for approximately $48.0 million of the increase in average balances for the year. The decrease in average yield (or net interest margin) is attributable to lower interest rates prevailing during the year as the Bank investment portfolio has a relatively short duration, causing maturing cash flows during 2003 to be reinvested at lower interest rates. A major investment security of the Bank is its investment in stock of the FHLB of Chicago, totaling $384.6 million at December 31, 2003. The FHLB of Chicago has been paying strong dividends over the past few years, and these dividends provided interest income of $14.4 million, $8.3 million, and $6.7 million in 2003, 2002 and 2001, respectively. Due to an expected change in the capital structure of the FHLB of Chicago in the fourth quarter of 2004, or early 2005, the Bank expects to begin reducing its investment in mid-2004. Currently, this investment is yielding 6.5% and it is unlikely that the Bank will be able to replace this yield in the short term.

Interest expense on deposits decreased by $30.0 million, or 32.9%, to $61.0 million in 2003, due to a 106 basis point decrease in average cost of deposits, offset by a 11.2%, or $380.9 million increase in average balances. Average deposit balances increased approximately $295 million due to the acquisition of Fidelity and St. Francis, while the remainder was due to continued increases in core deposit balances at the Bank. The decline in the average cost of deposits was due to the maturity of higher coupon certificates of deposits being rolled into lower cost certificates of deposit, as well as a reduction in amounts paid on checking, money market and passbook accounts. Interest expense on deposits decreased by $29.7 million to $91.0 million in 2002, due to an increase in average balances of $456.5 million offset by a decrease in the average cost of deposits of 142 basis points. The increase in average balances was due to the acquisition of Mid Town in 2001, adding $215.9 million in interest-bearing deposits on November 30, 2001, as well as strong internal generation of core deposits accounts. The average rate decrease was due to lower short-term interest rates from easing U.S. monetary policy, as well as the Bank aggressively lowering its cost of core deposits.

Interest expense on borrowed funds decreased $4.6 million to $75.9 million in 2003, due to a 9.7%, or $144.2 million increase in the average balance, offset by a decline in the average cost of 76 basis points or 14.0%. Approximately $100 million of the increase in average balance is attributable to the acquisitions of Fidelity and St. Francis. The decrease in the average cost is due to the repayment of higher costing borrowings being replaced with lower costing borrowings due to historic low interest rates, as well as the impact of purchase accounting on acquired borrowed funds. Based on the amortization at December 31, 2003 the effective cost at December 31, 2003 was 3.80%. In 2002, interest expense on borrowed funds decreased $13.3 million, or 14.2%, due to a 51 basis point, or 8.6%, decrease in the average cost and a decrease in average balances of $97.6 million, or 6.2%. The decrease in average balances was due to increased deposit balances used to fund relatively moderate asset growth in 2002 due to heavy refinance activity. The decline in average cost was due to continued falling interest rates, and the maturity of higher costing borrowings.

The rapid increase in long-term interest rates in the second half of 2003 has impacted the Bank’s operations by dramatically reducing the level of loan originations, while also slowing the level of prepayments in the Bank’s loan portfolio. Additionally, the continued monetary policy accommodation by the Federal Reserve Board has led to a very steep yield curve, which is expected to benefit the Bank’s net interest margin.

Provision for loan losses. A provision for loan losses is recorded as necessary to maintain a loan loss reserve management considers adequate to provide coverage for probable losses inherent in the Bank’s loan portfolio. The company recorded a provision for loan losses and net charge-offs as follows for the three years ended December 31, 2003:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Provision for loan losses	$—	$300	$—
Net charge-offs	299	424	59

In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. The table below shows the total allowance for loan losses and selected percentages for the periods indicated:

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses	$34,555	$19,483	$19,607
Percent of allowance for loan losses to nonperforming loans	105.4%	76.7%	100.8%
Percent of allowance for loan losses to loans receivable, exclusive of loans held for sale	.54	.44	.45

The $15.1 million increase in the allowance for loan losses at December 31, 2003 resulted from additions to the allowance totaling $15.4 million in accounting for the acquisitions of Fidelity and St. Francis acquisitions.

Non-interest income. Non-interest income is another significant source of revenue for the Company. It consists primarily of fees earned on deposit products and services, gains and losses from asset sale activity and income from real estate operations. Although changes in interest rates can have an impact on revenues from these sources, the impact is generally less than the impact on net interest income. Non-interest income was $71.6 million, $56.4 million, and $47.1 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

The table below shows the composition of non-interest income for the periods indicated.

	Year Ended December 31,			Percentage Increase (Decrease)
	2003	2002	2001	2003	2002
	(In thousands)
Gain (loss) on sale and writedown of assets:
Loans receivable	$25,948	16,330	8,689	58.9%	87.9%
Mortgage-backed securities	6,006	39	—	N/M	20.5
Investment securities	(6,943)	80	879	N/M	(90.9)
Foreclosed real estate	365	179	347	103.9	(48.4)
Income from real estate operations	11,325	9,717	11,484	16.5	(15.4)

Total gain on sale of assets and income from real estate operations	36,701	26,345	21,399	39.3	23.1

Deposit account service charges	24,552	22,239	16,535	10.4	34.5
Brokerage commissions	3,587	2,702	2,371	32.8	14.0
Late charge income	1,312	975	1,128	34.6	(13.6)
Other loan fees	3,455	2,660	1,822	29.9	46.0
Loan servicing fee expense	(5,939)	(2,472)	(371)	140.3	N/M
Valuation recovery (allowance) on mortgage servicing rights	1,130	(2,300)	(904)	149.1	154.4
Bank owned life insurance	1,315	1,440	1,440	(8.7)	—
Insurance commissions	480	461	596	4.1	(0.1)
Safe deposit box fees	656	612	476	7.2	28.6
Title agency fees	1,329	805	541	65.1	48.8
Real estate owned operations, net	(149)	(86)	(166)	73.3	(48.2)
Assumed premium income	1,482	981	83	51.1	N/M
Other	1,722	2,001	2,168	(13.9)	(7.7)

	$71,633	56,363	47,118	27.1%	19.6%

Gain on sale of loans. The Bank recorded a net gain on the sale of loans receivable of $25.9 million in 2003, compared to $16.3 million in 2002, and $8.7 million in 2001. Loan sales were $1.77 billion, $1.31 billion and $1.02 billion in 2003, 2002 and 2001, respectively. Sales in 2003 and 2002 were driven by the high level of fixed-rate loan originations due to falling interest rates. The Company believes that during 2004, interest rates will stabilize and trend higher, decreasing the percentage of long-term fixed rate loan originations, thereby significantly reducing sales volumes and gains in 2004 compared to the amounts recorded in 2003. In addition, it is expected that the rising rates and increased competition in the market along with increased sales of ARM loans will result in lower margin on sales.

Gains and losses on sales of loans receivable include gains and losses from the sale of loans originated by the Bank and swapped into mortgage-backed securities prior to sale. The Bank swapped and sold $76.9 million in 2003 compared to $58.8 million in 2002 and $76.7 million in 2001. The decision to swap loans into mortgage-backed securities and sell versus sell whole loans to Fannie Mae or Freddie Mac is based primarily on price differences at the time of sale, and sales are executed in the manner that maximizes profit to the Bank.

Gain on sale of mortgage-backed securities. The Bank recorded a net gain on the sale of mortgage-backed securities of $6.0 million in 2003, compared to $39,000 in 2002 and $0 in 2001. The Bank sold $259.0 million of mortgage-backed securities in 2003 compared to $14.8 million in 2002. Included in the $259.0 million sold in 2003 were $85.3 million of prepayment-protected fixed rate mortgages swapped into mortgage-backed securities, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities. These sales were undertaken to improve the Bank’s interest rate risk position by lengthening its asset duration to better match the Bank’s increased liability duration at that time, as average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speeds.

Gains on sale of investment securities. The Company had a net loss on the sale and writedown of investment securities of $6.9 million in 2003, and net gains of $80,000 and $879,000 in 2002 and 2001, respectively. Net gains on the sale of securities in 2003 of $3.1 million were offset by $10.0 million of other than temporary writedowns on $16.7 million of floating-rate debt securities. During 2003, the Company wrote down a $9.3 million floating-rate debt security by $6.9 million due to insufficient cash flow underlying the repayment of the security. This security was collateralized by various aircraft assets and leases. Another $7.4 million floating-rate collateralized debt obligation, which was secured by various high yield debt securities, was written down by $3.1 million during 2003. Net gains on sale of $2.9 million in 2002 were offset by a $3.0 million other than temporary impairment writedown taken related to a third $8.5 million floating-rate security that was in default following its maturity in December 2002. This security is collateralized by various aircraft leased to a major carrier that filed bankruptcy in the fourth quarter of 2002. During 2002 and 2001, gains generated were primarily from the sales of equity securities and to a lesser extent, corporate debt securities.

Income from real estate operations. Income from real estate operations was $11.3 million in 2003, $9.7 million in 2002 and $11.5 million in 2001, related to the projects shown below:

	Year Ended December 31,
	2003		2002		2001
	Lots Sold	Income (Loss)	Lots Sold	Income (Loss)	Lots Sold	Income (Loss)
	(Dollars in thousands)
Tallgrass of Naperville:
Single family	33	$2,559	120	$7,409	205	$10,712
Multi-family and commercial	3	2,584	1	2,161	—	—
Shenandoah	196	6,182	—	147	—	—
Woodbridge	—	—	—	—	—	501
Hannaford Farm	—	—	—	—	—	271

	232	$11,325	121	$9,717	205	$11,484

The Shenandoah development had 196 lots sold and closed during the current year, which was the first year of sales for the development. There are 326 lots in this development with 15 additional lots pending at December 31, 2003. The Shenandoah lot sales realize a significantly lower profit margin than those received on Tallgrass lots due to much lower average selling prices. The $147,000 profit recognized in the Shenandoah project during 2002 represents a gain from the sale of undeveloped land to a park district next to the development.

There were 33 lot sales and three bulk land sales in the 952-lot Tallgrass of Naperville project generating $5.1 million in pre-tax income for the year ended December 31, 2003. To date, 936 lots have been sold. The decrease in lot sales is attributable to lower inventory available for sale as the development nears completion. There are 16 lots remaining to be sold at December 31, 2003. In addition, Tallgrass had 12.8 acres of commercially-zoned land, as well as 19.3 acres zoned multi-family. In the last quarter of 2002, a multi-family parcel was sold for a pre-tax profit of $2.2 million, representing approximately half of the multi-family piece. During 2003, approximately three-quarters of the remaining multi-family parcel was sold at a profit of $1.4 million; the remaining one-quarter is under contract and expected to close in mid 2004. The project had two bulk commercial land sales in 2003, covering all of the commercially zoned land, resulting in profit of $1.2 million.

Based on the expected lot sales and closings, pre-tax income from real estate development for 2004 is expected to be in the range of $9.0-$10.5 million, assuming that the pending sale of the multi-family parcel in the Tallgrass subdivision closes as expected, Shenandoah sales continue, and lot sales commence in the Springbank of Plainfield development.

In 2001, the Bank sold its final two commercial parcels in the Woodbridge subdivision, retaining one of the two parcels, with no profit recognized, that will be used for a future branch site. The $271,000 profit recognized in the Hannaford Farm project represents a gain from the sale of undeveloped land after the Company decided not to develop this parcel into residential lots upon receiving unfavorable zoning.

Deposit account service charges. Deposit account service charges increased to $24.6 million in 2003, compared to $22.2 million in 2002, and $16.5 million in 2001. The primary source of these fees is from checking account charges for non-sufficient funds, service charges, sustained overdraft fees, debit card usage, and automated teller machine services. Increases are a function of a higher number of checking accounts, new fees charged for services, as well as increases in existing fee schedules. The number of checking accounts maintained by the Bank was 230,600, 154,000, and 140,700 at December 31, 2003, 2002, and 2001, respectively. The Company intends to continue sales efforts to increase its checking base during 2004, which, together with the planned addition of new branches and acquisitions, are expected to result in continued growth in service fee income in 2004. However, strong competitive pressures from an influx of new branches opened by other banks, together with the Bank’s introduction of a new high rate checking account product carrying higher average balances, and the impact of the VISA debit card settlement, may prove to be a challenge to the Bank’s efforts to grow fee income at its historical double-digit rate.

In April 2003, Visa reached an agreement to settle merchant litigation regarding debit card acceptance, usage and interchange reimbursement fees. The Bank issues Visa debit cards to a large percentage of its checking account customers. The amount of interchange revenue generated for a transaction depends on whether it is signature-based (offline) or PIN-based (online). Signature-based transactions generate a higher amount of interchange revenue than PIN-based transactions. The settlement includes an initial reduction in the signature-based fee collected from merchants of approximately 33% for the period August 1, 2003 through December 31, 2003. The Bank estimates the negative impact of the settlement in 2003 was approximately $800,000 of lost interchange revenue. The new interchange rates effective February 1, 2004 are a slight improvement to the interchange rates previously in effect since August 2003.

Brokerage commissions. Through the Bank’s affiliation with INVEST, the Bank offers investment products to its customers such as mutual funds, annuities and other brokerage services. Commission revenue increased to $3.6 million in 2003 compared to $2.7 million in 2002, and $2.4 million in 2001. The increase in revenue in 2003 is due to an increase in the sale of insurance products, which have higher commission percentages. Sales of equity and mutual fund products remained static due to weak stock market performance. Flat revenues in 2002 were attributable to less than favorable equity markets and consumer desire for less risky investments, especially in the wake of the terrorist attacks on the U.S. in September 2001.

Loan related fees. Loan related fees include late charge income on loans owned and serviced by the Bank, inspection fee income for construction loans, loan cancellation and commercial processing fees, and loan modification income for refinance transactions. Income from these sources was $4.8 million in 2003, $3.6 million in 2002, and $3.0 million in 2001. The increase in 2003 and 2002 was due to the high levels of refinance activity that the Bank was able to direct to its modification department. In lieu of a full refinance transaction, the Bank, for a fee, will modify certain contractual terms of a customer’s loan. The Bank treats the modified loan as if it was paid off, and amortizes any remaining deferred fees or expenses to interest income. With the recent stabilizing interest rate environment, management expects fee income from loan modifications to be significantly lower in 2004 compared to the current year.

Loan servicing fee expense. Loan servicing fee expense was $5.9 million in 2003, compared to expense of $2.5 million in 2002, and $371,000 in 2001. Despite a 46% increase in the average balance of loans serviced for others during 2003, accelerated amortization of capitalized mortgage servicing rights due to much higher than estimated prepayments more than offset the loan servicing fees earned in all three years. In addition to the expense recognized, a net mortgage servicing right valuation recovery was recorded in 2003 of $1.1 million, compared to allowances of $2.3 million and $904,000 recorded in 2002 and 2001, respectively. The recovery in 2003 was a result of a $940,000 valuation allowance recorded in the second quarter as long term interest rates fell to 40-year lows, offset by a $2.1 million recovery in the fourth quarter as refinance activity and prepayments slowed drastically as interest rates stabilized at the end of the year. The average balance of loans serviced for others was $2.51 billion, $1.72 billion, and $1.06 billion for the years ended December 31, 2003, 2002, and 2001, respectively. Loans serviced for others that were acquired from St. Francis totaled $864.9 million.

Income from Bank owned life insurance. The Bank has a $27.2 million investment in bank owned life insurance (“BOLI”). The Bank’s BOLI investment consists of the purchase of life insurance on the lives of certain employees, with their consent, from an insurance carrier with a Standard and Poors rating of AA+. The Bank is the sole beneficiary of the life insurance policies. Income is recorded on this investment based on increases in the cash surrender value (“CSV”) of the life insurance policies. Income taxes are not recorded on this cash surrender value income due to the tax-free nature of future life insurance death benefits. Death benefits paid to the Bank will be revenue in the periods received, if any; to date, no such revenue has been recorded. In 2003, CSV income recognized on these life insurance policies totaled $1.3 million, while in 2002 and 2001 it totaled $1.4 million.

Assumed premium income. Through Mid America Re, a second-tier subsidiary of the Bank, the Bank shares in a portion of the insurance premiums earned by various private mortgage insurance companies on loans it originates, in return for assuming a second-tier layer of risk of loss on insured portions of these loans. Income from premiums was $1.5 million, $981,000 and $83,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 compared to 2002 was due to higher new loan volume during the year and an increase in the aggregate balance of loans covered under this reinsurance arrangement. The increase in 2002 compared to 2001 resulted from the subsidiary beginning in late 2001. Income from this source is expected to grow as new business is added to the subsidiary.

Title agency fees. The Bank offers limited title search services, primarily on refinance transactions, as agent. Income from this service is generated on a loan by loan basis, and totaled $1.3 million, $805,000 and $541,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The large increase in 2003 and 2002 is directly related to the increase in refinance activity in those years due to falling interest rates. Refinance activity is expected to drop significantly and fee income is expected to be down between the 2002 and 2001 levels.

Other non-interest income. Other non-interest income includes various other fees charged to customers for money orders, savings bonds, travelers checks, and wire transfers.

Non-interest expense. Non-interest expense was $120.2 million in 2003, $99.3 million in 2002 and $83.4 million in 2001. The table below shows the composition of non-interest expense for the periods indicated.

	Year Ended December 31,			Percentage Increase (Decrease)
	2003	2002	2001	2003	2002
	(Dollars in thousands)
Compensation	$54,344	46,452	37,521	17.0%	23.8%
Employee benefits	16,229	12,646	10,700	28.3	18.2

Total compensation and benefits	70,573	59,098	48,221	19.4	22.6

Occupancy expense	10,510	7,976	6,120	31.8	30.3
Furniture, fixture and equipment expense	4,900	3,694	2,891	32.6	27.8
Advertising and promotion	6,466	4,844	4,355	33.5	11.2
Data processing	4,255	3,655	3,103	16.4	17.8
Amortization of goodwill	—	—	3,245	—	(100.0)
Amortization of core deposit intangibles	1,732	1,649	1,333	5.0	23.7
Other expenses:
Professional fees	2,696	3,030	1,518	(11.0)	99.6
Stationery, brochures and supplies	2,409	1,983	1,641	21.5	20.8
Postage	2,261	1,899	1,473	19.1	28.9
Telephone	2,172	1,632	1,304	33.1	25.2
Bad check write-offs/debit card charge-offs	1,896	2,026	1,084	(6.4)	86.9
Correspondent banking services	1,186	1,050	767	13.0	36.9
Title fees, recording fees and credit report expense	1,003	884	579	13.5	52.7
OTS assessment fees	980	820	755	19.5	8.6
Security expense	979	631	458	55.2	37.8
ATM network fees	301	522	600	(42.3)	(13.0)
Insurance costs	914	497	491	83.9	1.2
Federal deposit insurance premiums	691	667	617	3.6	8.1
Other	4,273	2,785	2,869	53.4	(2.9)

Total other expenses	21,761	18,426	14,156	18.1	30.2

	$120,197	99,342	83,424	21.0	19.1

Compensation expense. Compensation expense was $54.3 million in 2003, compared to $46.5 million in 2002 and $37.5 million in 2001. Increases in 2003 are primarily a result of staff added due to the St. Francis and Fidelity mergers, five new branches opened during the past year, increased mortgage loan department incentives and overtime compensation due to record loan origination and sales volumes and addition of personnel in business banking and other corporate departments necessary due to company growth.

Employee benefits expense. Employee benefits expense increased $3.6 million to $16.2 million in 2003 compared to $12.6 million in 2002. The increase is primarily due to the increased compensation expenses resulting in higher medical expense, employer taxes, and retirement plan contributions due to higher headcount. The $1.9 million increase in 2002 compared to 2001 is also primarily attributable to increased medical expense, employer taxes and retirement plan contributions.

Occupancy and equipment expense. Occupancy and equipment expenses increased $3.7 million, or 32.0%, during 2003 due to rent expense and depreciation on the branches acquired and opened, two additional loan processing centers as well as increased maintenance and operating costs throughout the Bank’s branch network. Occupancy and equipment expenses increased $2.7 million, or 29.5%, between 2002 and 2001 primarily due to increased operating costs from branch acquisitions and real estate taxes. Occupancy expense is expected to increase significantly in 2004 due to the consolidation of four loan operation offices and various other backroom operations in a new, 132,000-square-foot, leased office space in Downers Grove, Illinois.

Advertising and promotion expense. Advertising and promotion expenses increased $1.6 million to $6.5 million in 2003, compared to $4.8 million in 2002. The primary reason for the increase is higher market research, radio and newspaper advertising expenses related to the Bank’s efforts in promoting its brand recognition strategy in a much more competitive retail banking market, new branch grand opening expenses, as well as increased public relations costs. Advertising and promotion expense increased $489,000, or 11.2%, between 2002 and 2001 due to higher newspaper and newspaper advertising expenses.

Data processing expense. Data processing expenses increased $600,000 to $4.3 million in 2003, compared to $3.7 million in 2002, and $3.1 million in 2001. Increases in this area are related to growth in the branch network in 2003 and two branches in 2002. The Bank maintains its own in-house data processing center, and costs relate primarily to depreciation of equipment and communication costs for data transmission between branch locations, as well as the Company’s networking infrastructure.

Amortization of core deposit intangible. Amortization of core deposit intangibles was $1.7 million, $1.6 million, and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Increases year over year are due to acquisitions. The Bank generally recognizes a core deposit intangible in acquisition transactions, and amortizes the intangible on an accelerated basis over an estimated life of the core deposit which approximates ten years.

Other expenses. Other expenses include costs such as professional expense, stationery and supplies, postage, telephone and insurance expenses incurred in the day-to-day operations of the Company. These costs totaled $21.8 million in 2003, compared to $18.4 million in 2002, and $14.2 million in 2001. Contributing to the large increase in 2003 was increased insurance costs primarily due to the renewal at higher premiums of the Company’s directors and officers policy that came off a three year policy period. The increase resulted from the hardening of the insurance market in the post-Enron and post-September 11th environment and growth in the Company. Other 2003 increases include $441,000 in down payment assistance and closing cost subsides related to the DOJ settlement, additional costs related to branch openings, acquisitions, security costs and higher loan volume. The increase in 2002 compared to 2001 included an increase of $1.5 million in professional fees primarily due to $800,000 of costs related to the Department of Justice inquiry.

Income taxes. Income tax expense was $47.5 million in 2003 (effective income tax rate of 36.3%) compared to $40.8 million in 2002 (effective income tax rate of 35.5%). The higher effective income tax rate in 2003 compared to 2002 is primarily due to: (a) the income of Mid America Re, Inc. being subject to federal income tax in 2003, and (b) less income from bank-owned life insurance in 2003, which is not subject to income tax. The effective income tax rate in 2003 and 2002 was lowered as a result of the recognition of income tax benefits relating to the resolution of certain prior years income tax issues. Income tax expense was $35.5 million in 2001, equal to an effective income tax rate of 37.4%.

Review of Financial Condition

Total assets increased $3.0 billion, or 50.5% to $8.93 billion at December 31, 2003, compared to $5.94 billion at December 31, 2002, primarily due to asset growth from the acquisitions of Fidelity and St. Francis of approximately $3.0 billion, including $176.1 million of goodwill and core deposit intangibles established at the acquisition date.

At December 31, 2003, the balance of investment securities classified as available for sale increased $57.1 million, or 18.5% to $365.3 million from $308.2 million at December 31, 2002. The increase is primarily due to the addition of $80.9 million of investments from the Fidelity and St. Francis acquisitions, purchases of $142.8 million offset by sales of $50.3 million, maturities of $106.2 million and other than temporary impairment writedowns of $10.0 million. The Bank has been maintaining an increased amount of investment securities on its balance sheet as a means of reinvesting higher liquidity brought on by the high level of refinance activity during the first three quarters of the year, as well as to help diversify interest-rate risk from mortgage-related cash flows. The purchases during the current year were primarily preferred stock, US agency and FHLB notes. This portfolio is carried at fair value of $365.3 million at December 31, 2003.

At December 31, 2003, the Bank held $384.6 million in stock in the FHLB of Chicago, compared to $169.7 million at December 31, 2002. The Bank acquired $168.5 million of FHLB stock with the Fidelity and St. Francis acquisitions. The Bank, during the first quarter of 2003, also made a discretionary purchase of $30.0 million of FHLB stock, seeking to enhance its overall yield of interest-earning assets, as dividend rates over the past several quarters have been well above the short-term U.S. Treasury rates. In addition, the FHLB of Chicago is currently paying the dividends in stock, so the $14.4 million of dividends received by the Bank in 2003 also contributed to the increased FHLB stock investment. The Bank may at the FHLB of Chicago’s discretion, redeem at par any capital stock greater than its required investment or sell it to other FHLB of Chicago members. At December 31, 2003, the Bank’s required investment in the FHLB of Chicago was $105.2 million. Due to the expected implementation of a new capital structure at the FHLB of Chicago in the fourth quarter of 2004, or early 2005, the Bank currently expects to begin reducing its investment in mid-2004, which will likely be reinvested in interest earning assets carrying a lower yield.

At December 31, 2003, mortgage-backed securities classified as available for sale increased $606.3 million to $972.0 million. The increase is primarily due to the addition of $804.9 million from its two Bank acquisitions and purchases of $309.6 million during the current year, offset by sales of $253.0 million and repayments of $242.6 million. A large part of the $201.0 million of mortgage-backed securities acquired from Fidelity were long-term fixed-rate pass-through securities, which were subsequently sold by the Bank to maintain its interest-rate risk parameters. The $604 million acquired from St. Francis consisted primarily of short-term fixed rate CMOs.

Included in total mortgage-backed securities at December 31, 2003 are $608.9 million of CMOs with a weighted average life of 2.64 years that are primarily collateralized by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities, and by whole loans.

Investment securities and mortgage-backed securities acquired and classified as available-for-sale represent a secondary source of liquidity to the Bank and the Company. The market value of these securities fluctuates with interest rate movements. Net interest income in future periods may be adversely impacted to the extent interest rates increase and these securities are not sold in order to reinvest the proceeds at the higher market rates. The decision whether to sell the available for sale securities or not, is based on a number of factors, including but not limited to projected funding needs, reinvestment alternatives and the relative cost of alternative liquidity sources.

Loans receivable increased 40.6%, or $2.0 billion to $6.37 billion at December 31, 2003. The Bank acquired $1.60 billion of loans in its acquisitions of Fidelity and St. Francis. The Bank originated $4.99 billion of mortgage loans during the current year, which was offset by amortization and prepayments of $2.91 billion, as well as sales of $1.78 billion. The sold loans were primarily long-term fixed-rate mortgages that are sold as a means of limiting interest-rate risk, while generating gains on sale of loans and servicing fee income in the future. Loans held for sale decreased to $44.5 million at December 31, 2003 compared to $167.8 million at December 31, 2002 due to lower levels of fixed-rate loan originations as the year ended and refinance activity decreased. As a result of the two acquisitions during the year, the composition of the Bank’s loans receivable portfolio changed noticeably.

The table below highlights the change in the composition of loans receivable from December 31, 2002 to 2003:

	December 31,
	2003	2002
Real estate loans:
One-to four- family residential	61.3%	79.5%
Multi-family	9.6	5.7
Commercial	8.3	3.1
Construction	2.1	1.1
Land	1.2	.9

Total real estate loans	82.5	90.3

Consumer loans:
Equity lines of credit/home equity loans	14.9	9.2
Other	.6	.1

Total consumer loans	15.5	9.3
Commercial business loans	2.0	.4

Total loans	100.0%	100.0%

The loan portfolio mix of St. Francis had a greater percentage of shorter-duration, floating rate loans, such as commercial business loans, commercial real estate loans, multi-family loans, as well as equity lines of credit, than did the Bank historically. The Fidelity loan portfolio had a large percentage of shorter-duration hybrid ARM multi-family loans. As a result, the Bank’s loan portfolio has less concentration in one-to four-family loans, less duration risk and is more adjustable rate in nature. The Bank plans to continue to seek growth in equity lines of credit, multi-family, commercial real estate loan portfolio and commercial business loans in the future.

The allowance for loan losses increased $15.1 million to $34.6 million as of December 31, 2003. The Bank added $15.4 million to the allowance for loan losses from its acquisitions. Net charge-offs were $299,000 for the year. The Bank provided no provision for loan losses in 2003. As a result of the acquisitions, the Bank’s allowance for loan losses as a percentage of total non-performing loans increased to 105.4%, from 76.7% as of December 31, 2002. The ratio of the allowance for loan losses to total loans increased to .54% at December 31, 2003 compared to .44% at December 31, 2002. Management believes that the allowance for loan losses is adequate.

Real estate held for development or sale increased $17.2 million to $32.1 million at December 31, 2003. A summary of real estate held for development or sale is as follows:

	December 31,
	2003	2002
	(In thousands)
Springbank of Plainfield	$26,411	4,049
Shenandoah	3,451	7,794
Tallgrass of Naperville	2,231	3,095

	$32,093	14,938

Springbank, a residential development in Plainfield, Illinois, is currently planned to include approximately 1,600 single-family residential lots and 300 multi-family units, depending on final zoning ordinances and approvals. The large increase from 2002 to 2003 is attributable primarily to additional land purchases for future phases in the project. At December 31, 2003 the balance primarily represents raw land of $23.9 million. The first lot sales are expected to occur in the Springbank development in late 2004. The Shenandoah development consists of 326 lots in Plainfield, Illinois. The first lot closings occurred in 2003 and to date, 196 lots have been sold with 15 contracts pending at year end. The decrease in the 952-lot Tallgrass of Naperville project is primarily due to continued lot sales offset by reduced expenditures in the project during the current year, as the project nears completion. The Company sold 33 lots during 2003 with 16 lots remaining to be sold. The Tallgrass development also had three parcels approved for commercial and multi-family use.

All of the commercial parcels and most of the multi-family parcels have been sold. The remaining portion of the multi-family parcel is under contract and expected to close in mid 2004.

Premises and equipment increased $50.3 million to $122.8 million at December 31, 2003. The increase was primarily due to $36.4 million of assets acquired, purchases of $22.2 million offset by depreciation and amortization of $7.7 million. The purchases in 2003 included construction of three new branch sites, data processing equipment as well as branch facility upgrades. The Bank currently has plans to build four to five new branch sites over the next 12-18 months.

Foreclosed real estate increased to $3.2 million at December 31, 2003, compared to $2.4 million at December 31, 2002, a $834,000 or 35.3% increase. $1.8 million of foreclosed properties were acquired with the acquisition of St. Francis. Foreclosed real estate at December 31, 2003 consists of fifteen single-family dwellings.

Other assets increased $62.9 million to $130.6 million at December 31, 2003 compared to $67.7 million at December 31, 2002. The increase was primarily due to other assets acquired in the acquisitions, including $31.2 million of affordable housing investments.

Goodwill increased $167.7 million to $262.5 million at December 31, 2003 compared to $94.8 million at December 31, 2002. The increase is due to three acquisitions during the year. Goodwill is subject to periodic impairment analysis and an evaluation was completed as of May 31, 2003. No impairment was deemed necessary as a result of the Company’s analysis. The Company evaluates goodwill for impairment at least annually.

Intangibles increased $18.1 to $38.2 million at December 31, 2003 compared to $20.1 million at December 31, 2002. The increase is due to $23.0 million in additions to mortgage servicing rights, primarily due to the capitalized servicing related to the record volume of loan sales, $8.6 million of core deposit intangibles recorded in the three acquisitions and deposit purchase, a $1.1 million net recovery of mortgage servicing rights, offset by amortization of core deposit intangibles and mortgage servicing rights totaling $14.7 million. Additions to mortgage servicing rights also included $6.4 million acquired in the St. Francis acquisition.

Deposits increased $1.83 billion to $5.58 billion as of December 31, 2003, an increase of 48.8% over the previous year end. This increase is primarily the result of the addition of $1.80 billion of deposits from acquisitions. Core deposits (passbooks, money market and NOW accounts) increased as a percentage of total deposits from 56.4% to 58.2% year over year.

Borrowed funds increased $742.9 million, or 47.7%, to $2.30 billion at December 31, 2003. The increase in borrowings was due to the addition of $795.8 million through acquisitions, primarily in FHLB of Chicago advances and reverse repurchase agreements. As of December 31, 2003, the Bank had $2.1 billion of FHLB of Chicago advances at a weighted average cost and term to maturity of 3.80% and 2.5 years, respectively, compared to $1.51 billion at a weighted average cost and term to maturity of 5.17% and 3.4 years, respectively, as of December 31, 2002.

Stockholders’ equity of the Company grew to $901.6 million at December 31, 2003, compared to $501.5 million at December 31, 2002, an increase of $400.1 million. The increase in stockholders’ equity is primarily due to 10.3 million shares of common stock issued for acquisitions, valued at $362.7 million, comprehensive income of $80.7 million, offset by treasury stock purchases of $30.9 million and cash dividends declared of $18.9 million.

Management expects total assets to increase by 8-12% during 2004, as a result of expected slowing in prepayments in loans receivable and a shift in the loan mix to more adjustable rate product, which is generally retained in the loan portfolio. The Bank expects to fund loan portfolio growth in 2004 primarily with increased deposits and additional borrowings.

Liquidity and Capital Resources

The Company’s principal assets are its investments in the Bank and MAFD. To the extent that it does not generate significant earnings outside of these subsidiaries, the Company’s liquidity position is primarily dependent on dividends from the Bank and, to a lesser extent, dividends from MAFD as well as its unsecured line of credit facility with a commercial bank.

The Bank’s ability to pay dividends to the Company is dependent on its ability to generate earnings, and to meet regulatory restrictions. See “Item 1. Business - Regulation and Supervision – Federal Savings Institution Regulation - Limitation on Capital Distributions” for a detail of these restrictions. The Bank has not been restricted by these limitations in funding the necessary amounts needed by the Company for its operations, and does not expect to be limited in the future. At December 31, 2003, under current OTS dividend regulations, the Bank has $58.2 million of retained earnings available for dividend declarations. The Company received $55.0 million in dividends from the Bank in 2003, compared to $35.0 million in 2002, and $52.5 million in 2001.

The primary uses of funds at the Company consist of principal and interest payments on borrowed funds, cash dividends, and stock repurchases. The Company has also funded loans to and investments in MAFD on an as needed basis. To the extent the Company has excess cash at any time, it will invest funds in investment securities, marketable equity securities or short-term interest-earning assets.

The Company has used stock repurchase programs as a means of managing its capital level, stock option exercises, and for other general corporate purposes. The Company has periodically repurchased shares of its common stock in the last several years. During the last six years, the Company has repurchased 5,048,100 shares for $134.1 million, or an average price of $26.57 per share. During 2003, 805,000 shares were repurchased, at an average price of $38.44 per share. The Company’s current stock repurchase program authorizes the repurchase of 1.6 million shares, of which 795,000 remain to be purchased at December 31, 2003. The Company has utilized shares repurchased primarily for acquisitions, and to a lesser extent for stock option exercises. To date, no shares in treasury have been cancelled. See “Item 5. Market for the Registrant’s Common Stock and Related Stockholders Matters,” for further information regarding stock repurchases for the fourth quarter of 2003.

Cash dividends paid to common shareholders totaled $16.3 million ($.72 per share declared) in 2003, compared to $13.1 million ($.60 per share declared) in 2002. The increase is primarily due to a 25% increase in the cash dividend rate in 2003 compared to 2002. The most recent quarterly dividend of $.18 per share was paid on January 2, 2004. The payment of cash dividends is subject to the discretion of the Board of Directors and depends on a variety of factors, including operating results, financial position, and the ability of the Bank to pay dividends up to the holding company. In January 2004, the Company announced a 17% increase in the quarterly cash dividend to $.21 per share beginning with its next quarterly dividend payable in April 2004.

The Bank’s principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, investment securities, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing certificates of deposit are a relatively predictable source of funds, core deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank expects to further diversify its funding sources in 2004 through increased use of other wholesale borrowing sources, including reverse repurchase agreements and brokered certificates of deposits.

Operating Activities. Cash flows from operating activities primarily include net income for the year, adjusted for items in net income that did not impact cash, as well as cash flow activity from mortgage banking activity. The Bank originated for sale and sold $1.77 billion of loans during 2003. The Bank had $44.5 million of loans held for sale at December 31, 2003, down from $167.8 million at December 31, 2002.

Investing Activities. Cash used in investing activities reflects the impact of loans and investments acquired for the Bank’s interest-earning asset portfolios, as well as cash flows from asset sales, real estate held for development activity and the impact of acquisitions. Cash provided by investing activities totaled a net use of $208.1 million in 2003, compared to $280.4 million in 2002. During the current year, the Bank originated and purchased $3.37 billion of loans for investment, which were offset by $2.91 billion of loan amortization and prepayments. The higher prepayments led to available liquidity, which was used to purchase investment and mortgage-backed securities, as well as to repay certain maturing borrowings. Cash flow from the Company’s land development operations was positive, as sales of property of $34.4 million were offset by expenditures for land acquisition and development of $30.8 million.

Financing Activities. Cash used from financing activities totaled a net $35.6 million in 2003, compared to cash provided by financing activities of $268.0 million in 2002. During the current year net deposits (without acquisitions) increased $12.5 million, and FHLB advances increased a net $39.5 million offset by treasury stock purchases of $30.9 million, net repayments of $43.7 million of other borrowings, and dividends to shareholders totaling $16.3 million.

Contractual Obligations and Commitments and Contingencies.

Contractual Obligations. The following table lists contractual obligations coming due in the periods indicated at December 31, 2003:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificates of deposit	$2,331,217	1,519,065	670,933	127,111	14,108
FHLB of Chicago advances	2,104,375	420,000	1,129,375	450,000	105,000
Unsecured bank term loan and line of credit	55,000	17,000	16,000	22,000	—
Purchase obligations	6,529	4,402	1,947	—	180
Real estate development land purchase contracts (1)	14,676	9,274	3,000	2,402	3,236
Post retirement benefit plans	3,358	33	190	397	2,738
Operating leases	84,100	7,300	12,400	11,600	52,800

Total	$4,599,255	1,977,074	1,833,845	613,510	174,826

(1)	Reflects contractual obligations to purchase remaining land. Does not include additional costs of land development projects currently, estimated at $53.3 million.

The Bank historically renews in excess of 80% of its certificates of deposit, a majority upon maturity, as its certificates of deposit are primarily retail orientated accounts rather than more rate-sensitive brokered certificates. As such, the scheduled $1.52 billion of maturing certificates of deposit in 2004 are not expected to put a burden on the Bank’s cash needs. The Bank has the ability to refinance any advance coming due with the FHLB of Chicago, which it will normally do in the course of business if its loan portfolio is growing. Should its loan portfolio growth be slower, due to prepayments in its loan portfolio, the Bank will have adequate liquidity to repay its maturing advances. The unsecured bank term loan and line of credit amounts are repaid through the normal course of business primarily through dividends from the Bank. Net savings outflows, if any, as well as expected loan portfolio growth in 2004 could also be met by additional advances from the FHLB of Chicago and other wholesale borrowing sources. At December 31, 2003, the Bank has approximately $906.6 million of potential additional borrowing capacity from the FHLB of Chicago and approximately $918.8 million of available collateral capacity under its blanket pledge agreement, including consideration of the additional collateral capacity related to its excess investment in FHLB of Chicago stock. Additional borrowings from the FHLB of Chicago are subject to the Bank’s compliance underwriting, collateral, capital stock and other policies set forth in the FHLB of Chicago credit guide at the time of the borrowing request. In addition, the Bank has $107 million of various lines of credit with the Federal Reserve Bank of Chicago and other correspondent banks. The Bank also has additional capacity to obtain other borrowings through the pledge of investment or mortgage-backed securities. The Company has a $55.0 million unsecured bank line of credit, of which $10.0 million was used at December 31, 2003.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company. At December 31, 2003, they include items such as employment agreements, maintenance contracts, and contracts to purchase data processing equipment and services.

Real estate development costs are funded primarily by sales of previously developed lots, and to a lesser extent, borrowings or investments from the Company. It is currently anticipated that the Company will be required to supplement the cash flow from the sales of developed lots and bulk land parcels in inventory with borrowings from the Company, who’s funding capacity is limited to its unsecured bank line of credit and additional dividends from the Bank. Real estate development costs include $14.7 million related to land purchase contracts that are legally binding and $53.3 million representing estimated future disbursements related to current and future planned improvements, the majority of which, are not contractual obligations at the present time. In addition, MAFD would also be able to stop incurring development costs related to future units. Post retirement benefits include benefits for employees and/or directors under the Company’s Supplemental Executive Retirement Plan and Long Term Medical Plan.

Commitments and Contingencies. The following table lists certain off-balance sheet financial obligations of the Company and the Bank as of December 31, 2003:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Mortgage loan commitments	$561,672	561,672	—	—	—
Unused equity lines of credit balances(2)	830,748	27,680	89,170	184,220	529,677
Commercial business lines(2)	134,989	105,016	28,118	1,129	726
Letters of credit (1)	66,835	21,556	9,572	12,477	23,230
Commercial business loan commitments	31,803	31,803	—	—	—
Recourse provisions	104,791	104,791	—	—	—

Total	$1,781,172	874,189	147,347	202,767	556,869

(1)	Letters of Credit include $5.0 million related to land development projects.
(2)	Balances shown are at the remaining maturity of the commitment.

Mortgage loan commitments are funded in the normal course of business through existing liquidity, sales of long-term fixed-rate loans, and prepayments of existing loans. These sources of funds change when ARM originations are higher, at which time the Bank will rely more on funding from the FHLB of Chicago and other wholesale borrowing sources. At December 31, 2003, the Bank has approximately $220.0 million of cash and liquidity, $66.4 million of commitments to sell loans, as well as additional borrowing capacity from the FHLB of Chicago and other wholesale borrowing sources. These sources are also available for the funding of unused equity line of credits. However, the Bank does not expect all of these lines to be used based on historical levels of total line usage by its customers. Recourse provisions include credit risk related to $79.7 million of loans sold with recourse to investors, $10.4 million of credit risk relating to loans sold to the MPF program and $19.1 million of credit risk related to loans with private mortgage insurance in force in the Bank’s captive reinsurance subsidiary.

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

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which was subsequently replaced by a revised FIN 46 in December 2003. FIN 46 provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. FIN 46 is effective for the first reporting period ending after December 15, 2003. Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

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

In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain qualitative and quantitative disclosures for debt and marketable equity securities classified as available-for sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 of the Notes to Consolidated Financial Statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive gap would likely result in an improvement in net interest income. Management’s goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management’s expectation of future interest rate trends, as well as the impact of the interest rate risk position of acquired institutions. The Bank’s asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank’s cost of funds, for its own portfolio. Historically, the Bank has generally sold its conforming long-term fixed-rate loan originations in the secondary market in order to improve and maintain its interest rate sensitivity levels. In the last couple of years, the Bank has generally sold most of its conforming and non-conforming, or jumbo long-term fixed-rate loan originations. In 2003, the Bank retained $258.9 million of its 15-year fixed rate originations in portfolio as the Bank believes it can currently absorb the interest rate risk in this product with the change in its asset mix and increase in core deposit levels.

The Bank, except as noted below, has not used derivative financial instruments such as swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy discussed above, management does hedge the Bank’s exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new long term fixed-rate mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with Fannie Mae, Freddie Mac and MPF with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to lock in the interest rate. The Bank also estimates a percentage of fallout when determining the amount of forward commitments to enter into. In addition, the Bank uses U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

The tables on the next pages set forth the scheduled repricing or maturity of the Bank’s assets and liabilities at December 31, 2003 and 2002. The tables use management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the Office of Thrift Supervision with respect to NOW, checking and passbook accounts, which are annual rates of 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although they are considered conservative by the ALCO. At December 31, 2003 and 2002, the Bank had $239.3 million and $91.7 million, respectively, of investment securities that contain call provisions at the option of the issuer. At December 31, 2003, $43.8 million of investments with final maturities beyond one year have been shown in the less than one-year categories due to their expected calls in the current interest rate environment, while the remainder are shown at their final maturities. At December 31, 2002, these investments are shown in the category relating to their final maturities. At December 31, 2003, and 2002, the Bank has $710.0 million and $480.0 million, respectively, of FHLB advances that contain various put provisions exercisable at the option of the FHLB of Chicago. At December 31, 2003, $30.0 million are shown in the less than one year category, $125.0 million are shown in the one to three year category relating to their put option date based on the expected exercise of the put option by the FHLB of Chicago and the remaining $555.0 million are shown in the category relating to their final maturities. At December 31, 2002, all putable advances were shown in the category relating to their final maturity.

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

Although management believes that its asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on the Bank’s operations, a decrease in long term interest rates in the near term may adversely affect the Bank’s operations because prepayments on higher mortgage yielding related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long term interest rates could benefit the Bank’s operation primarily due to a slowing of prepayments on high yielding loans receivable and mortgage-backed securities.

	December 31, 2003
	< 1/2 Yr.	1/2 – 1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Real estate loans	$794,800	602,533	2,071,090	1,033,464	766,596	5,268,483
Consumer loans	900,841	21,200	26,513	42,458	17,724	1,008,736
Commercial business loans	47,829	24,551	24,001	27,960	2,102	126,443
Mortgage-backed securities	131,036	110,756	300,385	180,359	249,433	971,969
Investment securities (1)	567,908	1,736	87,546	74,894	17,893	749,977
Interest-bearing deposits	57,988	—	—	—	—	57,988
Federal funds sold	19,684	—	—	—	—	19,684

Total interest-earning assets	2,520,086	760,776	2,509,535	1,359,135	1,053,748	8,203,280
Impact of hedging activities (2)	44,511	—	—	—	(44,511)	—

Total net interest-earning assets, adjusted for impact of hedging activities	2,564,597	760,776	2,509,535	1,359,135	1,009,237	8,203,280
Interest-bearing liabilities:
NOW and checking accounts	47,394	43,341	158,628	98,536	209,389	557,288
Money market accounts	891,135	—	—	—	—	891,135
Passbook accounts	116,246	106,365	389,295	241,821	513,869	1,367,596
Certificate accounts	975,279	543,786	670,933	127,111	14,108	2,331,217
FHLB advances	334,615	284,351	924,484	500,000	80,000	2,123,450
Other borrowings	95,239	30,000	50,112	236	390	175,977

Total interest-bearing liabilities	2,459,908	1,007,843	2,193,452	967,704	817,756	7,446,663

Interest sensitivity gap	$104,689	(247,067)	316,083	391,431	191,481	756,617

Cumulative gap	$104,689	(142,378)	173,705	565,136	756,617

Cumulative gap as a percentage of total assets	1.17%	(1.59)	1.94	6.33	8.47
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	104.26%	95.89	103.07	108.53	110.16

(1)	Includes $384.6 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

	December 31, 2002
	< 1/2 Yr.	1/2 –1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,241,631	641,954	1,266,564	732,049	668,217	4,550,415
Mortgage-backed securities	69,531	38,727	89,231	64,145	104,004	365,638
Investment securities (1)	349,578	22,571	71,420	17,482	16,892	477,943
Interest-bearing deposits	100,205	—	—	—	—	100,205
Federal funds sold	28,210	—	—	—	—	28,210

Total interest-earning assets	1,789,155	703,252	1,427,215	813,676	789,113	5,522,411
Impact of hedging activities (2)	167,780	—	—	—	(167,780)	—

Total net interest-earning assets, adjusted for impact of hedging activities	1,956,935	703,252	1,427,215	813,676	621,333	5,522,411
Interest-bearing liabilities:
NOW and checking accounts	30,846	28,223	103,299	64,167	136,355	362,890
Money market accounts	458,144	—	—	—	—	458,144
Passbook accounts	85,560	78,288	286,532	177,987	378,223	1,006,590
Certificate accounts	869,202	286,017	403,058	67,922	8,291	1,634,490
FHLB advances	115,500	50,000	605,000	305,000	430,000	1,505,500
Other borrowings	51,000	—	—	—	—	51,000

Total interest-bearing liabilities	1,610,252	442,528	1,397,889	615,076	952,869	5,018,614

Interest sensitivity gap	$346,683	260,724	29,326	198,600	(331,536)	503,797

Cumulative gap	$346,683	607,407	636,733	835,333	503,797

Cumulative gap as a percentage of total assets	5.84%	10.23	10.72	14.07	8.49
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	121.53%	129.59	118.45	120.55	110.04

(1)	Includes $169.7 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

The Company’s cumulative one-year gap moved to a slightly negative position of (1.59)% at December 31, 2003 compared to a positive 10.23% at December 31, 2002. Through internal growth and acquisitions, the Bank increased its level of core deposits in 2003, as well as borrowed shorter-term wholesale funding to match against the shorter duration assets generated and acquired in 2003, most notably equity lines of credit. Also adding to the slightly negative gap is the of one- to four-family mortgage cash flows due to slower prepayment speeds at December 31, 2003 compared to 2002, due to rising long-term interest rates in the second half of 2003. The Bank’s current slightly negative gap position indicates that if rates fell, the Bank’s net interest margin would hold or slightly improve over the next year, while if rates rose, the margin would remain steady or decrease slightly.

Net Portfolio Value Analysis. Under OTS Thrift Bulletin 13a, the Bank is required to measure its interest rate risk assuming various increases and decreases in general interest rates, and the effect on net interest income and market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value (“NPV”) and net interest income across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. At December 31, 2003, the Bank was within the Board approved limits.

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by calculating the estimated change in the NPV of its cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a series of sudden and sustained changes in interest rates ranging from 100 to 300 basis points. Management assumes that a 200 basis point movement up or down is considered reasonable and plausible for purposes of reviewing its overall interest-rate risk. For its analysis at December 31, 2003 and 2002, the down 200 basis point analysis was excluded given the current low interest rate environment. NPV is the market value of portfolio equity and is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items, including a core deposit intangible on the Bank’s core deposit balances. The table below shows the change in NPV applying various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2003 and 2002.

	Estimated NPV		Estimated Increase (Decrease) in NPV		Percentage Increase (Decrease) in NPV
Change in Interest rate	2003	2002	2003	2002	2003	2002
	(Dollars in thousands)
200 basis point rise	$830,554	527,334	(121,351)	(31,119)	(13)%	(6)%
100 basis point rise	916,929	559,241	(34,976)	788	(4)	—
Base scenario	951,905	558,453	—	—	—	—
100 basis point decline	925,378	539,058	(26,527)	(19,395)	(3)	(3)

The Bank’s base scenario net portfolio value (“NPV”) at December 31, 2003 increased $393.5 million from December 31, 2002 to $951.9 million. Although the Bank’s stated stockholders’ equity increased $393.1 million in 2003, the base scenario NPV increased primarily due to acquisitions by the Bank during 2003, as well as an increase in the balances and estimated value of core deposits. The decline in NPV in the up 200 basis point scenario is (13)% at December 31, 2003 compared to (6)% at December 31, 2002. The increase in the decline in NPV at in the up 200 basis point scenario is due to higher 10-year Treasury rates at December 31, 2003 compared to December 31, 2002. Mortgage-related assets increase in duration as interest rates rise, which makes them more price sensitive in a further rising rate environment. The asset side of the Bank’s balance sheet experiences this more rapidly than the improvement in value on the liability side when rates rise. As such, the Bank would expect its NPV to decline more as rates rise, although it can control the rates of decline by limiting the amount of longer duration assets on its balance sheet as it does by originating hybrid ARM loans, floating rate equity lines of credit and commercial real estate and business loans for its portfolio.

Item 8. Financial Statements and Supplementary Data

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2003	2002
	(Dollars in thousands)
Assets

Cash and due from banks	$144,290	134,265
Interest-bearing deposits	57,988	28,210
Federal funds sold	19,684	100,205

Total cash and cash equivalents	221,962	262,680

Investment securities available for sale, at fair value	365,334	308,235
Stock in Federal Home Loan Bank of Chicago, at cost	384,643	169,708
Mortgage-backed securities available for sale, at fair value	971,969	365,638
Loans receivable held for sale	44,511	167,780
Loans receivable, net of allowance for loan losses of $34,555 and $19,483	6,324,596	4,363,152
Accrued interest receivable	31,168	27,513
Foreclosed real estate	3,200	2,366
Real estate held for development or sale	32,093	14,938
Premises and equipment, net	122,817	72,492
Other assets	130,615	67,753
Goodwill	262,488	94,796
Intangibles	38,189	20,130

	$8,933,585	5,937,181

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$5,580,455	3,751,237
Borrowed funds	2,299,427	1,556,500
Advances by borrowers for taxes and insurance	41,149	37,700
Accrued expenses and other liabilities	110,950	90,286

Total liabilities	8,031,981	5,435,723

Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,063,853 and 25,420,650 shares issued; 33,063,853 and 23,252,815 shares outstanding	331	254
Additional paid-in capital	495,747	204,710
Retained earnings, substantially restricted	402,402	342,790
Stock in Gain Deferral Plan; 240,879 and 236,401 shares	1,015	851
Accumulated other comprehensive income, net of tax	2,109	4,819
Treasury stock, at cost; 2,167,835 shares in 2002	—	(51,966)

Total stockholders’ equity	901,604	501,458

	$8,933,585	5,937,181

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Interest income:
Loans receivable	$272,687	288,790	307,780
Mortgage-backed securities available for sale	14,651	11,295	7,229
Investment securities available for sale	24,266	24,368	22,680
Interest-bearing deposits and federal funds sold	4,826	5,037	8,047

Total interest income	316,430	329,490	345,736
Interest expense:
Deposits	61,011	90,963	120,664
Borrowed funds	75,941	80,502	93,825

Total interest expense	136,952	171,465	214,489

Net interest income	179,478	158,025	131,247
Provision for loan losses	—	300	—

Net interest income after provision for loan losses	179,478	157,725	131,247
Non-interest income:
Gain (loss) on sale and writedown of:
Loans receivable held for sale	25,948	16,330	8,689
Mortgage-backed securities	6,006	39	—
Investment securities	(6,943)	80	879
Foreclosed real estate	365	179	347
Income from real estate operations	11,325	9,717	11,484
Deposit account service charges	24,552	22,239	16,535
Loan servicing fee expense	(5,939)	(2,472)	(371)
Valuation recovery (allowance) on mortgage servicing rights	1,130	(2,300)	(904)
Brokerage commissions	3,587	2,702	2,371
Other	11,602	9,849	8,088

Total non-interest income	71,633	56,363	47,118
Non-interest expense:
Compensation and benefits	70,573	59,098	48,221
Office occupancy and equipment	15,410	11,670	9,011
Advertising and promotion	6,466	4,844	4,355
Data processing	4,255	3,655	3,103
Amortization of goodwill	—	—	3,245
Amortization of core deposit intangibles	1,732	1,649	1,333
Other	21,761	18,426	14,156

Total non-interest expense	120,197	99,342	83,424

Income before income taxes	130,914	114,746	94,941
Income taxes	47,481	40,775	35,466

Net income	$83,433	73,971	59,475

Basic earnings per share	$3.35	3.19	2.62

Diluted earnings per share	$3.26	3.11	2.56

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock	Additional paid–in capital	Retained earnings	Gain Deferral Plan	Accumulated other comprehensive income	Treasury stock	Total
	(Dollars in thousands)
Balance at December 31, 2000	$254	198,068	237,761	617	1,435	(50,406)	387,729

Comprehensive income:
Net income	—	—	59,475	—	—	—	59,475
Other comprehensive income, net of tax:
Unrealized holding gain during the year	—	—	—	—	2,786	—	2,786
Reclassification adjustment of gains included in net income	—	—	—	—	(549)	—	(549)

Total comprehensive income	—	—	59,475	—	2,237	—	61,712

Issuance of 494,867 shares for acquisition of Mid Town Bancorp, Inc.	—	3,257	—	—	—	10,543	13,800
Exercise of 54,242 stock options, and reissuance of treasury stock	—	—	(251)	—	—	1,043	792
Tax benefits from stock-related compensation	—	143	—	—	—	—	143
Purchase of 645,100 shares of treasury stock	—	—	—	—	—	(17,954)	(17,954)
Cash dividends declared, $0.46 per share	—	—	(10,455)	—	—	—	(10,455)
Dividends paid to Gain Deferral Plan	—	—	5	101	—	—	106

Balance at December 31, 2001	254	201,468	286,535	718	3,672	(56,774)	435,873
Comprehensive income:
Net income	—	—	73,971	—	—	—	73,971
Other comprehensive income, net of tax:
Unrealized holding gain during the year	—	—	—	—	1,224	—	1,224
Reclassification adjustment of gains included in net income	—	—	—	—	(77)	—	(77)

Total comprehensive income	—	—	73,971	—	1,147	—	75,118

Exercise of 331,611 stock options, and reissuance of treasury stock	—	—	(3,785)	—	—	4,976	1,191
Tax benefits from stock-related compensation	—	1,829	—	—	—	—	1,829
Impact of exercise of acquisition carry-over options	—	1,413	—	—	—	—	1,413
Purchase of treasury stock	—	—	—	—	—	(168)	(168)
Cash dividends declared, $0.60 per share	—	—	(13,939)	—	—	—	(13,939)
Dividends paid to Gain Deferral Plan	—	—	8	133	—	—	141

Balance at December 31, 2002	254	204,710	342,790	851	4,819	(51,966)	501,458

Comprehensive income:
Net income	—	—	83,433	—	—	—	83,433
Other comprehensive income, net of tax:
Unrealized holding loss during the year	—	—	—	—	(3,307)	—	(3,307)
Reclassification adjustment of losses included in net income	—	—	—	—	597	—	597

Total comprehensive income	—	—	83,433	—	(2,710)	—	80,723

Exercise of 313,344 stock options and reissuance of treasury stock	—	—	(4,903)	—	—	9,017	4,114
Allocation of 33,896 treasury shares to deferred compensation plan	—	—	—	—	—	820	820
Issuance of 2,826,109 and 7,489,043 shares for acquisition of Fidelity Bancorp and St. Francis Bancorp, respectively, and conversion of acquired entities stock options	77	289,577	—	—	—	73,074	362,728
Purchase of treasury stock	—	—	—	—	—	(30,945)	(30,945)
Tax benefits from stock-related compensation	—	1,460	—	—	—	—	1,460
Cash dividends declared, $0.72 per share	—	—	(18,926)	—	—	—	(18,926)
Dividends paid to Gain Deferral Plan	—	—	8	164	—	—	172

Balance at December 31, 2003	$331	495,747	402,402	1,015	2,109	—	901,604

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating activities:
Net income	$83,433	73,971	59,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and deferred loan fees	(13,841)	5,013	3,713
Provision for loan losses	—	300	—
FHLB of Chicago stock dividends	(16,431)	(7,627)	(6,597)
Net gain on sale of loans receivable	(25,948)	(16,330)	(8,691)
Net gain on sale of investment and mortgage-backed securities	(9,125)	(3,105)	(877)
Other than temporary impairment write-down on investment securities	10,062	2,986	—
Net gain on real estate held for development or sale	(11,325)	(9,717)	(11,484)
Amortization and impairment (recovery) of mortgage servicing rights, net	11,792	9,514	4,348
Depreciation and amortization	8,163	6,523	5,021
Amortization of goodwill and core deposit intangibles	1,732	1,649	4,578
Deferred income tax expense	6,432	8,900	12,050
Increase (decrease) in accrued interest receivable	5,949	1,248	(873)
Net increase (decrease) in other assets and liabilities, net of effects from acquisitions	8,365	(24,193)	(25,955)
Loans purchased for sale	(11,388)	—	—
Loans originated for sale	(1,628,667)	(1,313,296)	(1,140,195)
Sale of loans originated and purchased for sale	1,783,732	1,314,617	1,021,927

Net cash provided by (used in) operating activities	202,935	50,453	(83,560)

Investing activities:
Loans originated for investment	(3,372,494)	(2,361,305)	(1,672,688)
Principal repayments on loans receivable	2,908,791	2,218,226	1,884,663
Principal repayments on mortgage-backed securities	242,594	69,355	29,539
Proceeds from maturities of investment securities available for sale	106,157	88,025	158,241
Proceeds from sale of:
Investment securities available for sale	53,218	67,891	6,515
Mortgage backed securities available for sale	258,956	14,822	—
Real estate held for development or sale	34,392	30,420	37,316
Purchases of:
Investment securities available for sale	(142,845)	(117,261)	(274,902)
Mortgage-backed securities available for sale	(224,296)	(232,049)	(62,127)
Stock in Federal Home Loan Bank of Chicago	(30,000)	(30,000)	(30,000)
Real estate held for development or sale	(30,833)	(14,118)	(16,490)
Premises and equipment	(21,905)	(14,429)	(10,340)
Proceeds (payment) for acquisitions, net of cash acquired	10,167	—	(40,037)

Net cash provided by (used in) investing activities	(208,098)	(280,423)	9,690

Financing Activities:
Proceeds from:
FHLB of Chicago advances	430,000	460,000	145,000
Unsecured bank term loan	—	—	55,000
Unsecured line of credit	20,000	—	16,000
Repayments of:
FHLB of Chicago advances	(390,500)	(360,000)	(435,000)
Unsecured bank term loan	(6,000)	(4,000)	(29,400)
Unsecured line of credit	(10,000)	(10,000)	(10,000)
Net decrease in other borrowings	(43,718)	—	—
Net increase in deposits	17,724	193,630	313,139
Increase in advances by borrowers for taxes and insurance	(10,539)	(784)	(348)
Proceeds from exercise of stock options	4,718	2,366	832
Purchase of treasury stock	(30,945)	(168)	(17,301)
Cash dividends paid	(16,295)	(13,066)	(9,900)

Net cash provided by (used in) financing activities	(35,555)	267,978	28,022

Increase (decrease) in cash and cash equivalents	(40,718)	38,008	(45,848)
Cash and cash equivalents at beginning of year	262,680	224,672	270,520

Cash and cash equivalents at end of year	$221,962	262,680	224,672

(Continued)

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – (Continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$131,497	171,432	215,492
Income taxes	49,431	30,774	22,008
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	6,106	3,998	2,697
Loans receivable swapped into mortgage-backed securities	162,164	126,433	76,670
Investment securities transferred to available for sale	—	—	12,633
Mortgage-backed securities transferred to available for sale	—	—	80,301
Treasury stock received for withholding tax liability related to stock option exercises (15,893, 30,033, and 1,267 shares)	605	1,175	40
Treasury stock received for stock option exercises (30,466, 26,292, and 1,339 shares)	1,216	959	36

Acquisitions:
Assets acquired	2,856,688	—	307,469
Common stock issued for acquisition	362,728	—	13,800

Cash paid for purchase of stock	—	—	(58,161)
Cash acquired	15,370	—	18,124

Net cash (used) received from acquisitions	$15,370	—	(40,037)

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. At December 31, 2003 and 2002, the Bank’s reserve requirements were met with funds on deposit in a pass-through account at the Federal Home Loan Bank of Chicago as well as vault cash.

Investment and Mortgage-Backed Securities. All investment and mortgage-backed securities are classified as available for sale. These investments are carried at fair value, with unrealized gains and losses reflected in stockholders’ equity, net of tax. Losses on securities that are deemed other than temporary are recognized in the statement of operations, with a new cost basis established in the statement of financial condition.

Investments and mortgage-backed securities are adjusted for amortization of premiums, accretion of discounts, and the amortization of purchase accounting adjustments to the earlier of call or maturity, or in the case of mortgage-related securities, over the estimated life of the security using the level yield method. Gains and losses on sales of investment securities, mortgage-backed securities, and equity securities are determined using the specific identification method.

The Bank arranges for “swap” transactions with the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) which involve the exchange of whole mortgage loans originated by the Bank for mortgage-backed securities.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Loans receivable held for sale. The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans that it originates mainly to GSE’s such as Fannie Mae and Freddie Mac. The Bank sells various loans, with recourse to the Federal Home Loan Bank Mortgage Partnership Program (“MPF”) in which it retains a limited and specified level of credit risk. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate.

The Bank enters into forward commitments to sell mortgage loans primarily with Fannie Mae to deliver mortgage loans originated by the Bank at a specific time and specific price in the future. Loans subject to forward sales are classified as held for sale. Unrealized losses, if any, on forward commitments are included in gain on sale of mortgage loans in the period the loans are committed.

Loans Receivable. Loans receivable are stated at unpaid principal balances less unearned discounts, deferred loan origination fees and costs, loans in process and the allowance for loan losses.

Loan fees and certain direct loan origination costs are deferred at origination, and the net deferred fee or cost is recognized as an adjustment to yield using the level-yield method over the contractual life of the loans. Discounts on loans receivable are amortized to interest income using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Amortization of purchase accounting discounts are being amortized over the contractual term of loans receivable acquired, adjusted for anticipated prepayments, using the level-yield method.

The accrual of interest income for all loans is discontinued when there is clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due or management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans. A loan (whether considered impaired or not) is classified as non-accrual when the borrower becomes 91 days past due. When a loan is placed on non-accrual status, or is in the process of bankruptcy or foreclosure, previously accrued but unpaid interest is reversed against interest income. Income is subsequently recorded to the extent cash payments are received, if the entire principal balance is considered collectible, or at a time when the loan is brought current in accordance with its original terms.

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

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of carrying value or fair value less the estimated cost to dispose at the date of foreclosure, establishing a new cost basis. Management periodically performs valuations and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less cost to dispose. At December 31, 2003 and 2002 all foreclosed real estate properties are one- to-four family residences.

Real Estate Held for Development or Sale. Real estate properties held for development or sale, are carried at the lower of cost, including capitalized holding costs, or net realizable value. Gains and losses on individual lot sales in a particular development are based on cash received less the estimated cost of sales per lot. Cost of sales per lot is calculated as the current investment in the particular development plus anticipated costs to complete the development, which includes capitalized interest, divided by the total number of lots to be sold. Periodic reviews are made as to a development’s estimated cost to complete. Changes in estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations. Included in earnings is a calculation of interest income, which is recognized as a contra expense, representing the interest cost for funds that would normally be invested in interest earning assets, but is instead consumed as capital in developing a land development project. This interest cost is included in the total cost of the project.

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

Affordable Housing Investments. Affordable housing investments included in other assets, represents multi-family rental property (affordable housing projects) that SFEP owns, operates and develops as a limited partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred. The financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company’s financial statements. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes. However, the

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years and are passed through from the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. The Company is obligated to keep the projects’ low-rent structure in place for a period of time after the ten-year tax credit period.

Premiums on deposits and borrowings. Amortization of purchase accounting adjustments on deposits and borrowings are amortized using the level yield method over the estimated term to maturity.

Goodwill and Intangibles. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations or branch acquisitions. Core deposit intangibles represent the value assigned to the core deposit base acquired. Each is recognized as a result of the purchase method of accounting for business combinations. Core deposit intangibles have finite lives and are amortized on an accelerated basis to expense over the estimated life of the core deposit which approximates ten years.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 147 “Acquisitions of Certain Financial Institutions” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. The Company is required to complete a goodwill impairment test annually. An evaluation was completed as of May 31, 2003. No impairment was deemed necessary as a result of the Company’s analysis.

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

Mortgage Servicing Rights. Mortgage servicing rights are initially capitalized upon acquisition, and are subsequently amortized over the estimated life of the loan servicing income stream, using the level-yield method. The balance of mortgage servicing rights is included in the consolidated statements of financial condition in intangible assets. The Bank conducts periodic impairment analysis by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, ancillary income, and the cost to service such loans. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The Bank stratifies loans by interest rate, maturity, and whether the loans are fixed or adjustable rate. A

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

valuation allowance is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its estimated fair value.

Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return except for MAF Realty Co., L.L.C.- IV, a REIT, which is required to file a separate federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to “temporary differences” and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance shall be established against such asset.

Derivative Financial Instruments. The Company primarily utilizes forward commitments to sell mortgage loans and to a lesser extent, interest rate futures contracts, primarily U.S. Treasury bond futures, as part of its mortgage loan origination hedging strategy. Loan commitments and forward sales are accounted for as derivative instruments with adjustments included in earnings as a component of gain on sale of loans at each period end. Gains and losses on open and closed futures positions are deferred and recognized as an adjustment to gain (loss) on the sale of loans receivable when the underlying loan being hedged is sold into the secondary market. All derivatives are recognized on the consolidated statement of financial condition at their fair value.

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

Stock Option and Equity-based Plans. The Company has various stock-based compensation plans that authorize the granting of stock option and other equity-based awards to eligible employees. In December 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options granted under its plans. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates for stock option awards under those plans consistent with the method of SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income
As reported	$83,433	73,971	59,475
Deduct: total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,075	2,845	2,867

Pro-forma	$79,358	71,126	56,608

Basic earnings per share
As reported	$3.35	3.19	2.62
Pro-forma	3.18	3.07	2.50

Diluted earnings per share
As reported	3.26	3.11	2.56
Pro-forma	3.18	3.07	2.50

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2003, 2002, and 2001, respectively: dividend yield of 1.73%, 1.75%, and 1.63%; expected volatility of 26.57%, 26.56%, and 26.11%; risk-free interest rates of 3.86%, 3.44%, and 4.77%; expected life of 7.5 years for each period.

Earnings Per Share. Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are considered in the earnings per share calculations only if dilutive, and are the only adjustments made to average shares outstanding in computing diluted earnings per share. Anti-dilutive stock options not included in the computation of diluted earnings per share were 317,700, 577,021 and 155,867, at December 31, 2003, 2002, and 2001, respectively.

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$83,433	24,920,150	$3.35	$73,971	23,162,422	$3.19

Effect of dilutive securities-Stock options		672,595			585,989

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$83,433	25,592,745	$3.26	$73,971	23,748,411	$3.11

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$59,475	22,691,053	$2.62

Effect of dilutive securities-Stock options		504,270

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$59,475	23,195,323	$2.56

2. Business Combinations

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

On March 28, 2003, the Company purchased a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involved the purchase of approximately $8.5 million in deposits.

On July 21, 2003, the Company acquired Fidelity Bancorp, Inc. in an all-stock transaction, valued at $115 million. A total of 2,826,109 shares of common stock were issued, $3.2 million was paid out for stock option cancellations, and $44.8 million of goodwill and core deposit intangibles were generated in the transaction. In connection with the merger, Fidelity’s bank subsidiary, Fidelity Federal Savings Bank, was merged into the Bank. The merger provided five additional branch locations in the Chicago area. At acquisition date, Fidelity had assets of $612.9 million, deposits of $434.6 million and stockholder’s equity of $59.6 million.

On December 1, 2003 the Company acquired St. Francis Capital Corporation in an all-stock transaction, valued at $358 million. A total of 7,489,043 shares of common stock were issued, $16.2 million was paid out for stock option cancellations, and $131.2 million of goodwill and core deposit intangibles were generated in the transaction. The merger gave the Company 23 new branch offices in the Milwaukee, Wisconsin area. In connection with the merger, St. Francis’s bank subsidiary St. Francis Bank, was merged into the Bank. At acquisition date, St. Francis had assets of $2.19 billion, deposits of $1.36 billion, and stockholders’ equity of $191.1 million.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of St. Francis and Fidelity:

	St. Francis	Fidelity	Total
	(Dollars in thousands)
Cash	$59,348	1,563	60,911
Investment Securities	73,278	7,606	80,884
FHLB of Chicago stock	114,701	53,803	168,504
Mortgage-backed securities	603,577	201,286	804,863
Loans	1,252,290	344,560	1,596,850
Allowance for loan losses	(13,360)	(2,011)	(15,371)
Other assets	81,863	4,435	86,298
Goodwill	124,312	43,265	167,577
Core deposit intangibles	6,907	1,575	8,482

Total assets acquired	$2,302,916	656,082	2,958,998

Deposits	$1,368,576	436,835	1,805,411
Borrowings	647,903	113,115	761,018
Other liabilities	4,376	5,186	9,562

Total liabilities assumed	2,020,855	555,136	2,575,991

Net assets acquired	$282,061	100,946	383,007

The $167.6 million of goodwill was assigned to the banking segment. The core deposit intangible has an estimated life of ten years.

The following represents supplemental pro forma disclosure required by SFAS No. 141, “Business Combinations,” of total revenue, net income, and earnings per share as though the business combinations had been completed at the beginning of the earliest comparable period.

	Year Ended December 31,
	2003	2002
	(Dollars in thousands, except per share data)
Total revenue	$355,566	334,119
Net income	111,955	109,482
Basic earnings per share	3.36	3.27
Diluted earnings per share	3.28	3.18

3. Investment Securities Available for Sale

Investment securities available for sale are summarized below:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Gains	Unrealized Losses	Fair Value	Amortized Cost	Gross Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
United States government and agency obligations	$227,834	1,558	(466)	228,926	$96,631	2,712	(203)	99,140
Asset-backed securities	47,067	1,939	(1,268)	47,738	66,736	413	(4,619)	62,530
Corporate debt securities	7,683	126	—	7,809	63,615	1,807	—	65,422
Bank trust preferred securities	62,330	381	(43)	62,668	57,914	353	(37)	58,230
Marketable equity securities	19,242	438	(1,487)	18,193	22,704	1,297	(1,088)	22,913

	$364,156	4,442	(3,264)	365,334	307,600	6,582	(5,947)	308,235

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company did not have any investment securities classified as held to maturity or trading at December 31, 2003 or December 31, 2002.

The amortized cost and fair value of securities at December 31, 2003, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations without penalty. At December 31, 2003, the Company had $239.3 million of investment securities with call options, of which $157.1 million were callable within one year.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Under one year	$19,083	19,195
Over 1 to 5 years	210,434	211,650
Over 5 to 10 years	—	—
Over 10 years	68,330	68,558

Total debt securities	297,847	299,403

Asset-backed securities	47,067	47,738
Marketable equity securities	19,242	18,193

Total investment securities	$364,156	365,334

Activity in the sales of investment securities available for sale is as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total proceeds on sale	$53,218	67,891	6,515

Gross realized gains	$3,451	3,176	879
Gross realized losses	(332)	(110)	—

Net gain on sale	3,119	3,066	879
Losses deemed other than temporary	(10,062)	(2,986)	—

Net gain (loss)	$(6,943)	80	879

During 2003, the Company wrote down a $9.3 million floating-rate debt security by $6.9 million due to insufficient cash flow underlying the repayment of the security. This security was collateralized by various aircraft assets and leases. Another $7.4 million floating-rate security collateralized debt obligation which was secured by various high yield debt securities was written down by $3.1 million during 2003. The charge taken in 2002 related to a third $8.5 million floating-rate security that was in default following its maturity in December 2002. This security is collateralized by various aircraft leased to a major carrier that filed bankruptcy in the fourth quarter of 2002. The two aircraft-related securities are on non-accrual status and classified as non-performing assets at December 31, 2003.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following table discloses the securities in the Company’s investment portfolio that have unrealized losses aggregated by each category of investment as of December 31, 2003:

	Aggregate Unrealized Losses on Investment Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury obligations and agencies	$32,494	$(392)	$5,858	$(74)	$38,352	$(466)

Asset backed securities	12,249	(1,068)	9,800	(200)	22,049	(1,268)
Bank trust preferred securities	3,468	(43)	—	—	3,468	(43)
Preferred marketable securities	—	—	7,263	(1,487)	7,263	(1,487)

Total unrealized losses	$48,211	(1,503)	22,921	(1,761)	71,132	(3,264)

Because the securities identified in the table above are classified as available for sale, and carried at fair value with unrealized losses net of related tax effect recorded in stockholders’ equity, any charge to earnings in the future if the securities would be deemed by management to be other than temporarily impaired would not be expected to have a significant impact on stockholders’ equity. None of the unrealized losses are related to credit deterioration. The Bank has the ability and intent to hold these securities until market values recover. The $1.5 million of unrealized losses on marketable equity securities are on Fannie Mae and Freddie Mac floating rate preferred stock. These unrealized losses are considered temporary impairments due to the interest rate on these securities having repriced lower in the lower interest rate environment in 2003. It is expected that market values will recover in the future as the interest rate on the securities reprice higher as market interest rates increase.

4. Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale are summarized below:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in thousands)
Pass-through certificates:
Ginnie Mae	$24,965	147	(121)	24,991	11,902	205	(1)	12,106
Freddie Mac	50,471	848	(7)	51,312	85,379	2,053	(1)	87,431
Fannie Mae	287,884	1,793	(479)	289,198	28,930	972	(127)	29,775
Collateralized Mortgage Obligations	606,391	1,550	(1,473)	606,468	232,095	4,280	(49)	236,326

	$969,711	4,338	(2,080)	971,969	358,306	7,510	(178)	365,638

At December 31, 2003 and 2002 the Company did not have any mortgage-backed securities classified as held to maturity or trading. Collateralized Mortgage Obligations includes securities at December 31, 2003, with a cost of $151.4 million and a fair value of $154.7 million that are privately issued and collateralized by whole loans.

During the years ended December 31, 2003, and 2002, the Bank swapped $76.9 million, and $58.8 million, respectively, of loans it originated into mortgage-backed securities which were sold in the same period. Additionally, in 2003 and 2002 the Bank swapped $85.3 million and $67.6 million, respectively, of loans into mortgage-backed securities. These securities were held by the Bank at December 31, 2002. Included in mortgage-backed

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

securities at December 31, 2003 and 2002 are $430,000 and $68.2 million of loans originated by the Bank and swapped into mortgage-backed securities.

Activity in the sales of mortgage-backed securities available for sale is as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total proceeds on sale	$258,956	14,283	—

Gross realized gains	$6,006	39	—
Gross realized losses	—	—	—

Net gain	$6,006	39	—

The following table discloses the securities in the Company’s portfolio that have unrealized losses aggregated by each category of investment as of December 31, 2003:

	Aggregate Unrealized Losses on Mortgage-Related Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Pass-through certificates	$78,053	(471)	2,002	(136)	80,055	(607)
Collateralized Mortgage Obligations	214,833	(1,473)	—	—	214,833	(1,473)

Total unrealized losses	$292,886	(1,944)	2,002	(136)	294,888	(2,080)

Because the securities identified in the table above are classified as available for sale, and carried at fair value with unrealized losses net of related tax effect recorded in stockholders’ equity, any charge to earnings in the future if the securities would be deemed by management to be other than temporarily impaired would not be expected to have a significant impact on stockholders’ equity. None of the unrealized losses are related to credit deterioration. The Bank has the ability and intent to hold these securities until market values recover.

5. Loans Receivable Held For Sale

The Bank classifies loan originations that it intends to sell in the secondary market as held for sale at the time of origination. At December 31, 2003 the Bank had $44.5 million of fixed-rate loans with a weighted average rate of 6.00% classified as held for sale. At December 31, 2002 the Bank had $127.6 million of fixed-rate loans with a weighted average rate of 6.09% and $40.2 million of adjustable-rate loans with a weighted average rate of 4.80% classified as held for sale.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

6. Loans Receivable

Loans receivable are summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$3,924,965	3,470,937
Multi-family	621,255	260,318
Commercial	535,709	142,493
Construction	135,704	48,179
Land	75,012	42,530

Total real estate loans	5,292,645	3,964,457
Consumer loans:
Equity lines of credit	898,452	387,025
Home equity loans	67,119	32,120
Other	38,238	6,255

Total consumer loans	1,003,809	425,400
Commercial business loans	128,266	20,592

Total loans receivable	6,424,720	4,410,449
Unearned discounts, premiums, and deferred loan expenses, net	16,614	2,875
Loans in process	(82,183)	(30,689)
Allowance for loan losses	(34,555)	(19,483)

	$6,324,596	4,363,152

Adjustable-rate loans included in loans receivable totaled $4.64 billion and $2.73 billion at December 31, 2003 and 2002, respectively.

Included in loans receivable are loans to directors and Regulation O officers of $6.8 million and $3.8 million at December 31, 2003 and 2002, respectively. New loans originated or acquired through acquisition during the current year totaled $3.3 million, offset by repayments of $309,000.

Allowance for loan losses. Activity in the allowance for loan losses is summarized as follows for the years indicated:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$19,483	19,607	18,258
Provision for loan losses	—	300	—
Balance acquired in acquisitions	15,371	—	1,408
Charge-offs	(369)	(617)	(104)
Recoveries	70	193	45

Balance at end of year	$34,555	19,483	19,607

At December 31, 2003 and 2002, the Bank had $32.8 million and $25.4 million, respectively in loans that were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $1.4 million, $1.4 million and $1.1 million, for the years ended December 31, 2003, 2002 and 2001, respectively, had these loans been accruing under their contractual terms. Interest income recognized on non-accrual loans and included in interest income was $718,000, $562,000 and $351,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 2003 and 2002, there were no commitments to lend additional funds to borrowers whose loans were determined to be non-performing. At December 31, 2003 and 2002, the Company had $2.6 million and $1.8 million of impaired loans respectively. The average balance of impaired loans for 2003 and 2002 was $1.8 million and $4.8 million, respectively. There were no specific allowances established for these loans.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

7. Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Investment securities	$3,319	5,846
Mortgage-backed securities	3,544	1,775
Loans receivable	26,780	21,829
Reserve for uncollected interest	(2,475)	(1,937)

	$31,168	27,513

8. Real Estate Held for Development or Sale

Real estate held for development or sale is summarized by project as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Tallgrass of Naperville	$2,231	3,095
Shenandoah	3,451	7,794
Springbank of Plainfield	26,411	4,049

	$32,093	14,938

Income from real estate operations is summarized by project for the years indicated:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Tallgrass of Naperville	$5,143	9,570	10,712
Shenandoah	6,182	147	—
Woodbridge	—	—	501
Hannaford Farm	—	—	271

	$11,325	9,717	11,484

Interest capitalized to real estate held for development or sale amounted to $-0-, $96,000 and $168,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9. Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life	December 31,
		2003	2002
	(Dollars in thousands)
Land		$23,249	14,108
Office buildings	10 - 50 years	64,081	41,124
Furniture, fixtures and equipment	1 - 10 years	47,565	32,150
Computer equipment	3 - 7 years	9,917	6,425
Leasehold improvements	1 - 27 years	12,751	8,021

Total premises and equipment, at cost		157,563	101,828
Less: accumulated depreciation and amortization		(34,746)	(29,336)

		$122,817	72,492

Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense was $8.2 million, $6.5 million and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Occupancy expense is reduced by rental income from leased premises totaling $1.0 million, $1.1 million and $609,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 2003, 2002 and 2001, was $3.6 million, $2.6 million, and $1.4 million, respectively. The projected minimum rentals under existing leases as of December 31, 2003 is as follows (in thousands):

Year Ended December 31,
2004	$7,300
2005	6,300
2006	6,100
2007	5,800
2008	5,800
2009 and thereafter	52,800

10. Goodwill and Intangibles

The following is a summary of net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 as adjusted to eliminate the amortization of goodwill for those periods under SFAS 142 and 147:

	For the year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income as reported	$83,433	73,971	59,475
Add back: goodwill amortization, net of tax	—	—	3,001

Net income-adjusted	83,433	73,971	62,476

Basic earnings per share of common stock:
Net income-as reported	3.35	3.19	2.62
Goodwill amortization, net of tax	—	—	.13

Net income-adjusted	3.35	3.19	2.75

Diluted earnings per share of common stock:
Net income-as reported	3.26	3.11	2.56
Goodwill amortization, net of tax	—	—	.13

Net income-adjusted	$3.26	3.11	2.69

The changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Banking	Land Development	Total
	(Dollars in thousands)
Balance as of December 31, 2000	61,962	—	61,962
Addition related to Mid Town acquisition	38,134	—	38,134
Amortization expense	(3,245)	—	(3,245)

Balance as of December 31, 2001	96,851	—	96,851
Adjustments related to Mid Town acquisition	(2,055)	—	(2,055)

Balance at December 31, 2002	94,796	—	94,796

Addition related to Umbrella acquisition	587	—	587
Addition related to Fidelity acquisition	43,265	—	43,265
Addition related to St. Francis acquisition	124,312	—	124,312
Adjustments related to prior acquisitions	(472)	—	(472)

Balance at December 31, 2003	$262,488	—	262,488

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The changes in the carrying amount of intangibles for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance at December 31, 2000	6,902	5,107	12,009
Additions	3,250	9,782	13,032
Amortization expense	(1,333)	(3,454)	(4,787)
Valuation allowance	—	(904)	(904)

Balance at December 31, 2001	8,819	10,531	19,350

Additions	—	11,943	11,943
Amortization expense	(1,649)	(7,214)	(8,863)
Valuation allowance	—	(2,300)	(2,300)

Balance at December 31, 2002	7,170	12,960	20,130

Additions	8,623	22,960	31,583
Amortization expense	(1,732)	(12,922)	(14,654)
Valuation allowance recovery, net	—	1,130	1,130

Balance at December 31, 2003	$14,061	24,128	38,189

The following is a summary of intangible assets subject to amortization:

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$24,570	(10,509)	15,947	(8,777)
Mortgage servicing rights(1)	26,988	(2,860)	15,207	(2,247)

Total	$51,558	(13,369)	31,154	(11,024)

(1)	The gross carrying amounts for December 31, 2003 and 2002 do not include impairment reserves of $2.2 million and $3.4 million respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the year ended December 31, 2003 and estimates for the five years thereafter are as follows. These estimates relate to the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of December 31, 2003.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Year ended December 31, 2003	$1,732	12,922
Estimated Amortization Expense:
For the Year Ended December 31, 2004	2,920	7,200
For the Year Ended December 31, 2005	2,500	5,100
For the Year Ended December 31, 2006	1,900	3,800
For the Year Ended December 31, 2007	1,300	2,900
For the Year Ended December 31, 2008	1,200	2,200

Loan servicing and mortgage servicing rights. The Bank services loans for the benefit of others pursuant to loan servicing agreements. Under these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $3.33 billion, $2.02 billion and $1.40 billion, at December 31, 2003, 2002, and 2001, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $40.0 million and $54.1 million at December 31, 2003 and 2002, respectively.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

11. Deposits

Deposit account balances by interest rate are summarized as follows:

	December 31, 2003			December 31, 2002
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$216,489	3.9%	—	$150,005	4.0%	—%
Non-interest bearing checking	218,446	3.9	—	139,119	3.7	—
Interest bearing NOW accounts	555,675	10.0	.42	362,889	9.7	.74
Money market accounts	904,728	16.2	.78	458,144	12.2	1.43
Passbook accounts	1,353,881	24.2	.66	1,006,590	26.8	1.24

	3,249,219	58.2	.56	2,116,747	56.4	1.03

Certificate accounts:
.75% to 1.99%	1,056,024	19.0	1.44	330,189	8.8	1.66
2.00% to 2.99%	479,922	8.6	2.54	543,576	14.5	2.49
3.00% to 3.99%	433,245	7.8	3.48	338,585	9.0	3.40
4.00% and greater	354,534	6.3	4.76	421,927	11.3	5.11

	2,323,725	41.7	2.55	1,634,277	43.6	3.19

Unamortized premium	7,511.1			213	—

Total deposits	$5,580,455	100.0%	1.39%	$3,751,237	100.0%	1.97%

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 (jumbo certificates) was $536.4 million and $316.3 million at December 31, 2003 and 2002, respectively.

Scheduled maturities of certificate accounts at December 31, 2003 are as follows (in thousands):

12 months or less	$1,513,701
13 to 24 months	529,677
25 to 36 months	139,421
Over 36 months	140,926

$2,323,725

The certificate categories above include approximately $70.0 million of brokered deposits at December 31, 2003 acquired with the St. Francis acquisition. At December 31, 2003, the original maturities of the brokered certificates ranged from two to fifteen months and the weighted average interest rate on these certificates was 3.40%.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Interest-bearing checking and NOW accounts	$2,441	2,732	2,535
Money market accounts	5,505	9,006	9,737
Passbook accounts	9,276	15,733	18,022
Certificate accounts	43,789	63,492	90,370

	$61,011	90,963	120,664

At December 31, 2003, U.S. Treasury Notes, Freddie Mac and Fannie Mae mortgage-backed securities, as well as mortgage loans with an aggregate carrying value of $55.0 and fair value of $55.2 million, were pledged as collateral for certain jumbo certificates.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

12. Borrowed Funds

The following table is a summary of the Company’s borrowed funds at December 31, 2003 and 2002. The weighted average rates are contractual rates and are not adjusted for the effect of purchase accounting adjustments. The unamortized premium was created as part of the purchase accounting adjustments in the acquisitions of Fidelity and St. Francis to mark the borrowings to fair value.

	December 31, 2003			December 31, 2002
	Interest Rate Range	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Fixed-rate advances from FHLB due:
Within 1 year	1.27% - 7.22%	5.32%	$390,000	6.08%	$135,500
1 to 2 years	2.24 - 7.20	5.34	619,375	5.87	310,000
2 to 3 years	1.75 - 6.82	4.30	210,000	5.33	295,000
3 to 4 years	3.23 - 4.34	3.82	150,000	4.66	155,000
4 to 5 years	2.49 - 5.86	4.90	375,000	3.82	150,000
5 to 6 years	2.54 - 5.86	4.67	75,000	5.07	350,000
6 to 7 years	2.77 - 5.42	3.65	105,000	5.73	50,000
7 to 8 years	— - —	—	—	5.42	30,000

Total fixed rate advances	1.27 - 7.22	4.90	1,924,375	5.24	1,475,500
Adjustable-rate advances from FHLB due:
Within 1 year	1.16 - 1.16	1.16	30,000	—	—
1 to 2 years	1.18 - 1.20	1.19	100,000	1.39	30,000
2 to 3 years	1.21 - 1.21	1.21	50,000	—	—

Total adjustable rate advances	1.16 - 1.21	1.19	180,000	1.39	30,000

Total advances from FHLB	1.16% - 7.22%	4.58	2,104,375	5.17	1,505,500

Unsecured term bank loan		2.26	45,000	2.53	51,000
Unsecured line of credit		2.17	10,000	—	—
Other borrowings		1.55	120,977	—	—
Unamortized premium		—	19,075	—	—

Total borrowed funds		4.36%	$2,299,427	5.08%	$1,556,500

Federal Home Loan Bank of Chicago Advances. The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank (“FHLB”) of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. The Bank also pledged $418.0 million of mortgage-backed securities with a fair value of $418.5 million as collateral for these borrowings.

Included in FHLB of Chicago advances at December 31, 2003 are $710.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, which are putable at the discretion of the FHLB of Chicago as follows: $505.0 million at 5.66% in 2004, $130.0 million at 3.51% in 2005, $75.0 million at 2.94% in 2006. The Bank receives a lower cost of borrowing on such advances than on similar non-putable long-term advances in return for granting the FHLB of Chicago the option to put the advances back to the Bank prior to their final maturity. At December 31, 2003, the Bank had $180.0 million of adjustable-rate advances that are indexed to rates ranging from the three-month London interbank offering rate (“LIBOR”) minus three basis points to plus four basis points. The table above shows all advances at their final maturity.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Unsecured Term Bank Loan. In 2001, the Company obtained a $55.0 million unsecured term bank loan in conjunction with its acquisition of Mid Town Bancorp with a final maturity of December 31, 2008. The loan agreement provides for an interest rate of one, two, three, six or twelve-month LIBOR at the option of the borrower plus 110 basis points. At December 31, 2003, the interest rate is currently one-month LIBOR plus 110 basis points, or 2.26%. At December 31, 2003, the balance of the unsecured term loan is $45.0 million after the Company made its scheduled principal payment of $6.0 million on December 31, 2003. Prepayments of principal are allowed without penalty at the end of any repricing period.

Scheduled principal repayments on the unsecured term bank loan are as follows as of December 31, 2003 (in thousands):

December 31,
2004	$7,000
2005	8,000
2006	8,000
2007	11,000
2008	11,000

$45,000

Unsecured Line of Credit. In conjunction with the term bank loan, the Company also maintains a $55.0 million one year unsecured revolving line of credit, renewable annually on November 30. The balance outstanding on the line of credit was $10.0 million and $-0- at December 31, 2003 and 2002 respectively. This line of credit is subject to interest rates at one, two, three, six or twelve-month LIBOR plus 100 basis points. At December 31, 2003, the interest rate is currently one-month LIBOR plus 100 basis points or 2.17%. The financing agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders’ equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain “well capitalized” regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on additional indebtedness and agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 2003, the Company was in compliance with these covenants.

Other borrowings:

Reverse Repurchase Agreements. The Bank enters into sales of securities under agreements to repurchase the identical securities (“reverse repurchase agreements”) with nationally recognized primary securities dealers and are treated as financings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and are reflected as assets. The usual terms of agreements require the seller, generally after a short period of time, to repurchase the same securities as a predetermined price or yield. In conjunction with the St. Francis acquisition, the Bank assumed $105.0 million of reverse repurchase agreements. The following table presents certain information regarding reverse repurchase agreements as of and for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Balance at end of period	$105,000	—	—
Maximum month-end balance	105,000	—	—
Average balance	105,000	—	—
Weighted average rate at end of period	1.64%	N/A	N/A
Weighted average rate on average balance	1.64	N/A	N/A

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

At December 31, 2003, reverse repurchase agreements were collateralized by investment and mortgage-backed securities with a carrying value of $113.3 million and a market value of $112.8 million. At December 31, 2003, the reverse repurchase agreements have maturities ranging from two to twenty-seven months. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

Retail repurchase agreements. The Bank also has implemented a sweep program for its large commercial deposit customers. The Bank in return must provide adequate collateral for the deposit accounts in the form of U.S. government or agency securities. The retail repurchases, which totaled $13.5 million at December 31, 2003, are collateralized by two mortgage backed securities with a carrying value of $14.2 and market value of $14.4 million.

Other. The remaining balance in other borrowings is comprised mainly of treasury tax and loan advances totaling $1.7 million at December 31, 2003, which are collateralized by $2.0 million of an investment security with a market value of $2.0 million.

Interest expense on borrowed funds is summarized as follows for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB of Chicago advances	$74,554	78,765	91,851
Unsecured term bank loan	1,210	1,634	1,650
Unsecured line of credit	33	103	324
Other borrowings(1)	144	—	—

	$75,941	80,502	93,825

(1)	Other borrowings expense includes interest expense on retail repurchase agreements, reverse repurchase agreements, federal funds purchased and Treasury Tax & Loan advances.

13. Derivative Financial Instruments

The Bank enters into forward commitments to sell mortgage loans for future delivery as a means of limiting exposure to changing interest rates between the date a loan customer commits to a given rate, or closes the loan, whichever is sooner, and the sale date, which is generally 10 to 60 days after the closing date. These commitments to sell require the Bank to deliver mortgage loans at stated coupon rates within the specified forward sale period, and subject the Bank to risk to the extent the loans do not close. The Bank attempts to mitigate this risk by collecting a non-refundable commitment fee, when possible, and by estimating a percentage of fallout when determining the amount of forward commitments to sell. The following is a summary of the Bank’s forward sales commitment activity for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$317,263	195,888	47,943
New forward commitments to deliver loans	1,516,124	1,428,901	1,167,118
Loans delivered to satisfy forward commitments	(1,766,954)	(1,307,526)	(1,019,173)

Balance at end of year	$66,433	317,263	195,888

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2002. Loan commitments and forward sales are accounted for as derivative instruments with adjustments included in gain on sale of loans at each period end. At December 31, 2003 the net fair value adjustment of locked commitments and forward sales was $(84,000).

The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain on sale of mortgage loans for the year ended December 31, 2003, 2002 and 2001 are $77,000, $(66,000), and $(182,000), of net futures gains, (losses), respectively, from hedging activities. At December 31, 2003 and 2002, the Bank had no deferred gains or losses on futures contracts. The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Balance at beginning of year	$1,000	—	—
Interest rate futures contracts sold	9,500	49,700	73,500
Interest rate futures contracts closed	(10,500)	(48,700)	(73,500)

Balance at end of year	$—	1,000	—

14. Income Taxes

Income tax expense is summarized below:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$38,052	28,088	20,739
State	2,997	3,787	2,677

	41,049	31,875	23,416

Deferred:
Federal	4,544	8,445	11,627
State	1,888	455	423

	6,432	8,900	12,050

Total income tax expense	$47,481	40,775	35,466

Retained earnings at December 31, 2003 include $85.9 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $33.8 million.

The reasons for the differences between the effective income tax rate and the corporate federal income tax rate are summarized in the following table:

	Percentage of Income Before Income Taxes Year Ended December 31,
	2003	2002	2001
Federal income tax rate	35.0%	35.0	35.0
Items affecting effective income tax rate:
State income taxes, net of federal benefit	2.4	2.4	2.1
Other items, net	(1.1)	(1.9)	.3

Effective income tax rate	36.3%	35.5	37.4

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$10,002	6,806
Allowance for loan losses	13,742	8,016
Book versus tax basis of loans receivable	—	1,419
Book versus tax basis of securities	7,244	951
Book versus tax basis on borrowings	7,351	—
Book versus tax basis on deposits	2,984	—
State net operating losses	1,695	—
Other	586	1,597

Total deferred tax assets	43,604	18,789
Valuation allowance	(1,660)	—

Total deferred tax assets net of valuation allowance	41,944	18,789
Deferred tax liabilities:
REIT dividends	(11,467)	(16,616)
Loan origination fees and expenses	(1,614)	(567)
Book versus tax basis of land and fixed assets	(10,480)	(6,194)
Book versus tax basis of capitalized servicing	(5,671)	(5,424)
Book versus tax basis of intangible assets	(5,999)	(2,773)
Book versus tax basis in FHLB stock	(22,650)	(10,020)
Book versus tax basis of loans receivable	(3,255)	—
Unrealized gain on securities available for sale	(1,329)	(3,148)
Other	(1,604)	(1,638)

Total deferred tax liabilities	(64,069)	(46,380)

Net deferred tax liability	$(22,125)	(27,591)

At December 31,2003, deferred tax assets include approximately $33.0 million of various acquired state net operating loss carry forwards, which begin to expire in 2007 through 2018 and are reduced by a valuation allowance to the extent full realization is in doubt. If these acquired net operating losses with an attached valuation allowance are subsequently utilized, the related recognized tax benefits will be allocated to reduce goodwill. Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be fully realized.

15. Regulatory Capital

The Bank is subject to regulatory capital requirements by the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, which could have a material impact on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. The Bank met all capital adequacy requirements to which it is subject as of December 31, 2003.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
As of December 31, 2003:
Tangible capital (to total assets)	$615,582	7.16%	≥	$129,000	≥	1.50%		N/A
Core capital (to total assets)	$615,582	7.16%	≥	$343,999	≥	4.00%	≥	$429,998	≥	5.00%
Total capital (to risk-weighted assets)	$640,413	11.45%	≥	$447,366	≥	8.00%	≥	$559,208	≥	10.00%
Core capital (to risk-weighted assets)	$615,582	11.01%		N/A			≥	$335,525	≥	6.00%

As of December 31, 2002:
Tangible capital (to total assets)	$392,995	6.78%	≥	$ 86,971	≥	1.50%		N/A
Core capital (to total assets)	$392,995	6.78%	≥	$231,923	≥	4.00%	≥	$289,903	≥	5.00%
Total capital (to risk-weighted assets)	$405,959	11.85%	≥	$274,114	≥	8.00%	≥	$342,642	≥	10.00%
Core capital (to risk-weighted assets)	$392,995	11.47%		N/A			≥	$205,585	≥	6.00%

OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company. If the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year, does not exceed the Bank’s net income of that year to date combined with the retained net income of the preceding two years, the Bank must file a notice of such proposed dividend with the OTS. At December 31, 2003, $58.2 million of the Bank’s retained earnings were available for dividend declaration under this standard. Proposed capital distributions in excess of this retained net income standard are not prohibited but are merely subject to greater regulatory review through an application process.

As of December 31, 2003 and 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank’s category. The acquisitions of Fidelity and St. Francis did not negatively impact capital adequacy levels.

16. Officer, Director and Employee Benefit Plans

Employee Stock Ownership Plan (ESOP). The Mid America Bank, fsb ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company’s stock. For the years ended December 31, 2003, 2002 and 2001, total contributions to the ESOP were $580,000, $640,000, and $1.0 million,

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

respectively, which were expensed. The ESOP purchased 13,000, 16,211 and 37,190 of the Company’s shares for the years ended December 31, 2003, 2002 and 2001, respectively.

Profit Sharing Plan/401(k) Plan. The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax or after-tax contributions to the plan, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35%, up to a $1,200 maximum matching contribution per employee. The Bank, at its discretion, may make additional contributions. Employees’ contributions vest immediately while the Bank’s contributions vest gradually based on an employee’s years of service. The Bank made discretionary and matching contributions of $2.3 million, $1.9 million, and $1.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Fidelity and St. Francis qualified retirement plans. As a result of the mergers with Fidelity Bancorp and St. Francis Capital Corporation during 2003, the Company, through Mid America Bank, became the plan sponsor of the Fidelity ESOP, the Fidelity 401(k) Plan, the Fidelity Retirement Plan, the St. Francis ESOP and the St. Francis Savings and Retirement Plan. The Fidelity ESOP and 401(k) plans were merged into the Mid America ESOP and Mid America Profit Sharing Plan, respectively, in November 2003. The St. Francis ESOP and St. Francis Savings and Retirement Plan are expected to be merged into the Mid America ESOP and Mid America Profit Sharing Plan during 2004. The Fidelity Retirement Plan is expected to be terminated during 2004. The Company recorded expenses for contributions made to these plans of $162,000 for 2003.

Incentive Plan/Stock Option Plans. Prior to 2003, the Company and its shareholders adopted various stock option plans for the benefit of employees and directors of the Bank. Vesting under such plans generally occurs over a period of approximately three years, except for option grants to non-employee directors, which are immediately exercisable.

In July 2003, the Company adopted the MAF Bancorp Incentive Compensation Plan (the “Incentive Plan”), which was later approved by shareholders in December 2003. Under the Incentive Plan, a variety of different types of awards may be granted to directors and employees, including stock options, stock appreciation rights, restricted shares, performance shares, restricted and performance share units, cash awards, awards under deferred compensation or similar plans and other incentive awards.

The plan provides that the total number of shares of common stock which may be issued pursuant to awards under the plan may not exceed 800,000 shares, plus such number of shares of common stock that have already been authorized and previously approved by MAF’s shareholders and are available for issuance under MAF’s 2000 Stock Option Plan. All further stock option and equity awards will be made under the Incentive Plan.

Of the shares authorized for issuance under the Incentive Plan, up to 25% may be issued with respect to awards of restricted stock and restricted stock units. In the case of stock option awards, the option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. Vesting periods are determined at the discretion of the Company’s Compensation Committee. For the initial stock options awards granted under the Incentive Plan in 2003, the vesting period was established as two years.

In conjunction with the Company’s acquisitions, certain outstanding stock options of the acquired institutions were converted into stock options of the Company based on the transactions’ exchange ratios and other terms of the merger agreements. The value of these stock options were included in the purchase price of the transactions.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

A summary of shares subject to stock options and stock option activity in the Incentive Plan and all other stock option plans of the Company, (including plans of acquired entities assumed by the Company as a result of the conversion of stock options) follows:

	Year Ended December 31,
	2003		2002		2001
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Beginning of year	2,894,035	$25.66	2,700,611	$22.05	1,818,383	$19.20
Options granted	350,700	41.79	532,500	34.25	948,250	27.20
Acquiree options converted	367,286	20.80	—	—	—	—
Options exercised	(226,990)	18.98	(249,542)	11.75	(54,242)	16.01
Converted options exercised	(86,354)	18.84	(82,069)	4.78	—	—
Options cancelled	(25,332)	30.77	(7,465)	27.06	(11,780)	24.91

End of year	3,273,345	$27.44	2,894,035	$25.66	2,700,611	$22.05

Options exercisable	2,495,117	25.29	1,822,685	22.89	1,714,911	19.49

Fair value of options granted during year		$12.58		$9.91		$8.81

In addition to the outstanding stock options shown in the table above, there were 983,831 shares available for grant under the Incentive Plan as of December 31, 2003. Cancelled stock options increase the number of shares available for grant under the Incentive Plan.

In December 2003, there were also 26,458 restricted stock units granted to certain non-executive employees under the Incentive Plan, 26,258 of which remain outstanding at December 31, 2003. These grants vest in equal annual installments over a five-year period.

At December 31, 2003 the following stock options are outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life (yrs.)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$10.78 to $18.36	454,442	2.75	$14.64	454,442	$14.64
19.68 to 24.53	618,956	5.04	22.55	606,534	22.53
25.22 to 27.85	698,341	6.20	26.37	652,081	26.40
28.16 to 42.22	1,501,606	8.47	33.83	782,060	32.68

	3,273,345	6.54	$27.44	2,495,117	$25.29

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

Post Retirement Benefits. The Bank sponsors a supplemental executive retirement plan (“SERP”) for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

service after 1994, or such later date that a participant enters the plan. In most cases, ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement benefit payable is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant’s accrued benefit at the time of death. The plan is unfunded, however, the Company funds life insurance policies that may be used to satisfy obligations of the SERP.

The Bank also provides a long term medical plan for the purpose of providing employees post retirement medical benefits. If retirement occurs prior to age 65, but at least age 55 with 10 years of service, the retiree pays 100% of the premium cost of the plan for lifetime. If retirement occurs at 65 or later, the retiree pays the following percentage of premium costs based on service at retirement:

Years of service	Contribution percentage
10-19	100%
20-24	90%
25-29	75%
30+	60%

Members of the board of directors pay a majority of the cost for both pre-65 and post-65 coverage. The benefits under the retiree benefit plan are not pre-funded. There are no plan assets. Benefits are funded on a pay-as-you-go basis.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the change in benefit obligations and the related assumptions for the SERP and long term medical plan for the periods indicated:

	Year Ended December 31,
	SERP		Long Term Medical
	2002	2003	2002	2003
	(Dollars in thousands)
Projected benefit obligation - beginning of year	$3,797	2,960	909	587
Service cost	556	483	62	48
Interest cost	256	217	67	55
Actuarial losses	320	142	206	224
Acquisitions	—	—	308	—
Benefits paid	(5)	(5)	(14)	(5)

Projected benefit obligation - end of year	$4,924	3,797	1,538	909

Funded status	(4,924)	(3,797)	(1,538)	(909)
Unrecognized transition obligation	—	—	54	60
Unrecognized loss	578	258	649	463

Accrued benefit cost	$(4,346)	(3,539)	(835)	(386)

Weighted average assumptions:
Discount rate	6.75%	7.25	6.75	7.25
Rate of compensation increase	4.50	5.00	N/A	N/A

The accumulated post-retirement benefit did not take into consideration the effect on these programs of the Medicare Prescription Drug Improvement and Modernization Act of 2003 enacted by Congress and signed into law by the President in late 2003. The Company is currently reviewing this legislation and its options to modify benefits provided by these plans.

The components of the net periodic benefit cost of post-retirement plans are as follows:

	Year Ended December 31,
	SERP		Long Term Medical
	2003	2002	2003	2002
	(Dollars in thousands)
Service cost	$556	483	62	48
Interest cost	256	217	67	55
Amortization of unrecognized net transition obligation	—	—	6	6
Unrecognized net loss	—	20	20	17

Net periodic benefit cost	$812	720	155	126

The projected future benefit payments related to the SERP and long term medical plan for the next five years and the total payment thereafter are as follows (in thousands):

For the year ended December 31,	SERP	Long Term Medical
2004	$5	28
2005	60	33
2006	60	37
2007	150	41
2008	160	46
2009 - 2013	$2,400	338

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

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Commitments to originate and purchase loans of $561.7 million at December 31, 2003, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $258.4 million were fixed-rate, with rates ranging from 4.00% to 7.375%, and $303.3 million were adjustable-rate loans with rates ranging from 3.375% to 7.125%. At December 31, 2003 prospective borrowers had locked the interest rate on $63.1 million of fixed-rate loans, with rates ranging from 4.00% to 7.00%, and $73.0 million of adjustable-rate loans, with rates ranging from 3.375% to 6.875%. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, when possible, a fee to fix the interest rate. The Bank also estimates a percentage of fallout when determining the amount of forward commitments to enter into. At December 31, 2003, forward commitments to sell mortgage loans for future delivery were $66.4 million, of which $44.5 million are related to loans held for sale, and $21.9 million are unfunded as of December 31, 2003.

The Bank has approved, but unused home equity lines of credit of $830.7 million at December 31, 2003. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 85% of the current appraised value of the customer’s home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the home’s current appraised value, less existing liens, at a commensurately higher interest rate. In addition, the Bank has $135.0 million in approved, but unused commercial business lines.

At December 31, 2003, the Bank had standby letters of credit totaling $61.9 million. Two of these standby letters of credit total $13.3 million, and enhance two industrial revenue bond financings of commercial real estate in the Bank’s market. At December 31, 2003, the Bank had pledged investment securities with an aggregate carrying value and fair value of $25.3 million and $25.3 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business, as performance under the letters of credit creates a first position lien in favor of the Bank. Additionally, at December 31, 2003, the Company had standby letters of credit totaling $5.0 million, which ensure the completion of land development improvements on behalf of MAF Developments, Inc.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At December 31, 2003, the Bank had $10.4 million of credit risk related to loans sold to the MPF program. Additionally, the Bank had a $19.1 million of credit risk

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

related to loans with private mortgage insurance in force in its captive reinsurance subsidiary.

In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. The Bank’s loan portfolio primarily consists of loans within its market area. At December 31, 2003 and 2002, loans representing 82.8% and 94.5%, respectively, of the Bank’s total loans receivable were located in the State of Illinois and 12.4% and .7%, respectively, were located in the State of Wisconsin.

18. Parent Company Only Financial Information

The information as of December 31, 2003, and 2002, and for the years ended December 31, 2003, 2002, and 2001, presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

	December 31,
	2003	2002
	(Dollars in thousands)
Condensed Statements of Financial Condition
Assets:
Cash and cash equivalents	$13,118	13,960
Investment securities	6,641	8,598
Equity in net assets of subsidiaries	932,163	529,713
Other assets	13,039	5,704

	$964,961	557,975

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowed funds	$55,000	51,000
Accrued expenses	8,357	5,517

Total liabilities	63,357	56,517

Stockholders’ equity:
Common stock	331	254
Additional paid-in capital	495,747	204,710
Retained earnings, substantially restricted	402,402	342,790
Stock in Gain Deferral Plan	1,015	851
Accumulated other comprehensive income	2,109	4,819
Treasury stock	—	(51,966)

Total stockholders’ equity	901,604	501,458

	$964,961	557,975

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Condensed Statements of Operations
Dividend income from subsidiaries	$55,000	35,000	54,084
Interest income	553	716	643
Interest expense	1,243	1,739	1,978

Net interest and dividend income	54,310	33,977	52,749
Gain on sale of investments, net	883	179	472
Non-interest expense	2,562	2,403	2,017

Net income before income tax benefit and equity in undistributed earnings of subsidiaries	52,631	31,753	51,204
Income tax benefit	(1,188)	(1,333)	(1,173)

Net income before equity in undistributed earnings of subsidiaries	53,819	33,086	52,377
Equity in undistributed earnings of subsidiaries	29,614	40,885	7,098

Net income	$83,433	73,971	59,475

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Condensed Statements of Cash Flows
Operating activities:
Net income	$83,433	73,971	59,475
Equity in undistributed earnings of subsidiaries	(29,614)	(40,885)	(7,098)
Gain on sale of investment securities	(882)	(179)	(472)
Net decrease (increase) in other assets and liabilities, net of effects from acquisitions	(11,216)	(1,476)	377

Net cash provided by operating activities	41,721	31,431	52,282
Investing activities:
Proceeds from sale of and maturities of investment securities	4,353	1,554	4,104
Loans to subsidiaries less repayments, net	1,000	(855)	109
Purchases of investment securities	—	(1,329)	(2,735)
Payment for acquisitions, net of cash acquired	(9,394)	—	(53,904)

Net cash used in investing activities	(4,041)	(630)	(52,426)
Financing activities:
Proceeds from exercise of stock options	4,718	2,366	832
Proceeds from borrowings	10,000	—	71,000
Repayment of borrowings	(6,000)	(14,000)	(39,400)
Purchase of treasury stock	(30,945)	(168)	(17,301)
Cash dividends paid	(16,295)	(13,066)	(9,900)

Net cash provided by (used in) financing activities	(38,522)	(24,868)	5,231

Increase (decrease) in cash and cash equivalents	(842)	5,933	5,087
Cash and cash equivalents at beginning of year	13,960	8,027	2,940

Cash and cash equivalents at end of year	$13,118	13,960	8,027

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

	Year Ended December 31, 2003
	Retail Banking	Land Development	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$316,430	—	—	316,430
Interest expense	136,952	—	—	136,952

Net interest income	179,478	—	—	179,478
Non-interest income	60,308	11,325	—	71,633
Non-interest expense	118,839	1,358	—	120,197

Income before income taxes	120,947	9,967	—	130,914
Income tax expense	43,528	3,953	—	47,481

Net income	$77,419	6,014	—	83,433

Average assets	$6,447,358	22,340	—	6,469,698

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2002
	Retail Banking	Land Development	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$329,490	—	—	329,490
Interest expense	171,369	96	—	171,465

Net interest income (expense)	158,121	(96)	—	158,025
Provision for loan losses	300	—	—	300

Net interest income after provision	157,821	(96)	—	157,725
Non-interest income	46,646	9,717	—	56,363
Non-interest expense	98,177	1,165	—	99,342

Income before income taxes	106,290	8,456	—	114,746
Income tax expense	37,421	3,354	—	40,775

Net income	$68,869	5,102	—	73,971

Average assets	$5,725,359	14,040	—	5,739,399

	Year Ended December 31, 2001
	Retail Banking	Land Development	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$345,767	—	(31)	345,736
Interest expense	214,321	199	(31)	214,489

Net interest income	131,446	(199)	—	131,247
Non-interest income	35,634	11,484	—	47,118
Non-interest expense	82,547	877	—	83,424

Income before income taxes	84,533	10,408	—	94,941
Income tax expense	31,338	4,128	—	35,466

Net income	$53,195	6,280	—	59,475

Average assets	$5,203,707	10,768	—	5,214,475

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

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The estimated fair values of the Company’s financial instruments as of December 31, 2003 and 2002 are set forth in the following table below.

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$221,962	221,962	262,680	262,680
Investment securities	365,334	365,334	308,235	308,235
Mortgage-backed securities	971,969	971,969	365,638	365,638
Loans receivable	6,369,107	6,520,305	4,530,932	4,643,035
Interest receivable	31,168	31,168	27,513	27,513

Total financial assets	$7,959,540	8,110,738	5,494,998	5,607,101

Financial liabilities:
Non-maturity deposits	$3,249,219	3,249,219	2,116,747	2,116,747
Deposits with stated maturities	2,331,236	2,349,507	1,634,490	1,651,839
Borrowed funds	2,299,427	2,374,666	1,556,500	1,671,254
Interest payable	9,575	9,575	6,852	6,852

Total financial liabilities	$7,889,457	7,982,967	5,314,589	5,446,692

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

Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

the committed rates. As of December 31, 2003 and 2002, the fair value of the Bank’s mortgage loan commitments of $561.7 million and $751.9 million, respectively, was $1.8 million and $9.9 million, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 2003 and 2002.

21. Selected Quarterly Financial Data (Unaudited)

The following are the consolidated results of operations on a quarterly basis:

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$77,026	73,925	78,160	87,319
Interest expense	35,971	33,362	33,252	34,367

Net interest income	41,055	40,563	44,908	52,952
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	41,055	40,563	44,908	52,952
Net gain on sale of assets	7,119	8,841	6,345	3,071
Income from real estate operations	1,635	1,687	3,010	4,993
Other non-interest income	7,261	6,445	7,668	13,558
Non-interest expense	26,675	26,744	29,409	37,369

Income before income taxes	30,395	30,792	32,522	37,205
Income tax expense	11,107	11,253	12,016	13,105

Net income	$19,288	19,539	20,506	24,100

Basic earnings per share	$.83	.84	.82	.86

Diluted earnings per share	$.81	.82	.79	.84

Cash dividends declared per share	$.18	.18	.18	.18

Stock price information:
High	$35.43	38.09	40.40	44.80
Low	32.61	32.90	36.97	38.20
Close	33.65	37.07	38.20	41.90

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$81,556	81,882	82,966	83,086
Interest expense	45,592	43,745	42,026	40,102

Net interest income	35,964	38,137	40,940	42,984
Provision for loan losses	—	—	—	300

Net interest income after provision for loan losses	35,964	38,137	40,940	42,684
Net gain on sale of assets	2,832	3,342	5,953	4,501
Income from real estate operations	2,897	160	3,791	2,869
Other non-interest income	7,945	8,092	6,910	7,071
Non-interest expense	23,581	24,286	25,441	26,034

Income before income taxes	26,057	25,445	32,153	31,091
Income tax expense	9,415	9,059	11,503	10,798

Net income	$16,642	16,386	20,650	20,293

Basic earnings per share	$.72	.71	.89	.87

Diluted earnings per share	$.70	.69	.87	.85

Cash dividends declared per share	$.15	.15	.15	.15

Stock price information:
High	$35.29	40.11	38.04	35.41
Low	28.70	34.37	29.60	28.60
Close	35.25	37.60	30.90	34.00

Independent Auditors’ Report

The Board of Directors

MAF Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAF Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

KPMG LLP

Chicago, Illinois

February 20, 2004

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures. None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the registrant is included in the registrant’s proxy statement under the headings “Election of Directors” and “Transactions with Certain Related Persons and Other Information” the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company included in this Form 10-K is included in “Item 1. Business.” Information regarding beneficial ownership reporting compliance is included in the Company’s proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated by reference.

The Company has adopted a code of ethics as required by the listing standards of the Nasdaq National Market and the SEC. This code applies to all of its directors, officers and employees. The Company has also adopted a charter for each of its audit committee, administrative/compensation committee and nominating and corporate governance committee and has posted the code of ethics and the nominating and corporate governance committee charter on the Company’s website at www.mafbancorp.com. The Company will post on its website any amendments to the code of ethics and waivers, if any, applicable to any of its directors or executive officers. The foregoing information will also be available in print to any shareholder who requests such information.

Item 11. Executive Compensation

Information regarding compensation of executive officers and directors is included in the registrant’s proxy statement under the headings “Directors’ Compensation,” and “Executive Compensation” (excluding “Executive Compensation-Compensation Committee Report” and “Executive Compensation-Stock Performance Graph”) and the information included therein is incorporated herein by reference.

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

Equity Compensation Plans

The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2003:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
	(A)		(B)	(C)
Equity compensation plans approved by security holders	3,299,603	(1)(2)	$27.22	983,831
Equity compensation plans not approved by security holders	—		—	19,529	(3)

Total	3,299,603		$27.22	1,003,360

(1)	Includes 280,932 stock options exercisable at a weighted average price of $21.40 per share relating to options granted under plans of acquired entities that were converted into MAF Bancorp stock options. No further grants will be made under such plans.
(2)	Includes 26,258 restricted stock units granted to certain non-executive employees.
(3)	Represents shares reserved for issuance under deferred compensation plans, which shares may be issued to executive officers and directors, if any, electing to defer cash compensation otherwise payable to them. The number of shares allocated to plan participants is determined based on the fair market value of shares at the time of compensation deferral.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the Company’s proxy statement under the heading “Transactions with Certain Related Persons and Other Information,” and the information included therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding fees paid to the independent auditors and the pre-approval policies and procedures of the Company’s audit committee is included in the Company’s proxy statement under the heading “Independent Auditors,” and the information included therein is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(1)	Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Statements of Financial Condition at December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

(a)(2)	Financial Statement Schedules

All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No. 2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Reorganization by and among MAF Bancorp, Inc. and St. Francis Capital Corporation dated as of May 20, 2003 (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 21, 2003).

Exhibit No. 3. Certificate of Incorporation and By-laws.

3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000).

3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s September 30, 2003 Form 10-Q).

Exhibit No. 10. Material Contracts

10.1	Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1992 Form 10-K).*

10.2	MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q and to Exhibit A to Registrant’s Proxy Statement, dated March 23, 1998, relating to the 1998 Annual Meeting of Shareholders, File No. 0-18121).*

10.3	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.4	MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q and to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K).*

10.5	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.6	MAF Bancorp, Inc. 2000 Stock Option Plan (Incorporated herein by reference to Exhibit B filed as part of Registrant’s Proxy Statement dated March 23,

2001, relating to the 2001 Annual Meeting of Shareholders, File No. 0-18121).*

10.7	MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q).*

10.8	Amendment dated March 27, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant’s March 31, 2001 Form 10-Q).*

10.9	Amendment dated February 26, 2002 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2001 Form 10-K).*

10.10	MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant’s September 30, 1999 Form 10-Q).*

10.11	Amendment dated May 16, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 2001 Form 10-Q).*

10.12	MAF Bancorp, Inc. Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form S-4/A dated October 14, 2003, Registration No. 333-108742).*

10.13	Fidelity Bancorp, Inc. 1993 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed by Fidelity Bancorp, Inc. with the Commission on April 20, 1994, Registration No. 33-78000).*

10.14	Fidelity Bancorp, Inc. 1993 Stock Option Plan for Outside Directors (Incorporated herein by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Fidelity Bancorp, Inc. with the Commission on April 20, 1994, Registration No. 33-78000).*

10.15	St. Francis Capital Corporation 1993 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation with the Commission on September 29, 1993, Registration No. 33-70012).*

10.16	St. Francis Capital Corporation 1997 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation with the Commission on April 2, 1999, Registration No. 333-24057).*

10.17	Reliance Bancshares, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed by Reliance Bancshares, Inc. with the Commission on June 3, 1997, Registration No. 333-28375).*

10.18	Amendment dated November 21, 2003 to the St. Francis Capital Corporation 1993 Incentive Stock Option Plan, 1997 Stock Option Plan, as amended, and the Reliance Bancshares, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 99.4 to the Form S-8 Registration Statement filed by MAF Bancorp, Inc. with the Commission on December 5, 2003, Registration No. 333-110986).*

10.19	Credit Agreement dated as of November 30, 2001, as amended through November 29, 2002, between MAF Bancorp, Inc. and Harris Trust and

Savings Bank. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2002 Form 10-K).

10.20	Amendment dated November 28, 2003, of the Credit Agreement dated as of November 30, 2001, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.+

10.21	Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1990 Form 10-K).*

10.22	Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 2001 Form 10-Q).*

10.23	Mid America Bank, fsb Directors’ Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1997 Form 10-K).*

10.24	Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1997 Form 10-K).*

10.25	Deferred Compensation Agreement dated January 1, 1999 between St. Francis Bank, F.S.B. and Thomas R. Perz.*+

10.26	Deferred Compensation Agreements dated January 1, 1998, January 1, 1996, January 19, 1994 and November 18, 1987 between St. Francis Capital Corporation, St. Francis Bank, F.S.B., Bank Wisconsin and Thomas R. Perz.*+

10.27	MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1994 Form 10-K).*

10.28	Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.29	MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1999 Form 10-K).*

10.30	Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.31	Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K). *

10.32	Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s March 31, 2001 Form 10-Q).*

10.33	Fidelity Federal Savings Bank Supplemental Retirement Plan, as amended.*+

10.34	Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

10.35	Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

10.36	Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers.*+

10.37	Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers.*+

10.38	Employment Agreement between MAF Bancorp, Inc. and Thomas R. Perz.*+

10.39	Employment Agreement between Mid America Bank, fsb and Thomas R. Perz.*+

10.40	Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc. and Thomas R. Perz.*+

10.41	Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K).*

10.42	Amendment dated October 19, 2001 to the Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2001 10-K).*

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+	Filed herewith.

Exhibit No. 11. Statement re: Computation of Per Share Earnings for the periods indicated. Included in Item 8. Footnote 1. Summary of Significant Accounting Policies.

Exhibit No. 12. Statements re: Computation of ratio of earnings to fixed charges.+

Exhibit No. 21. Subsidiaries of the Registrant.+

Exhibit No. 23. Consent of KPMG LLP.+

Exhibit No. 24. Power of Attorney (Included on Signature Page)

Exhibit No. 31.1. Certification of Chief Executive Officer.+

Exhibit No. 31.2. Certification of Chief Financial Officer.+

Exhibit No. 32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.+

(b)	Reports on Form 8-K

On October 20, 2003, MAF Bancorp, Inc. filed a Current Report on Form 8-K (Items 5, 7 and 12) announcing its 2003 third quarter earnings results and a copy of the press release was included as an exhibit.

On October 24, 2003, MAF Bancorp, Inc. filed a Current Report on Form 8-K (Items 5 and 7) announcing that all regulatory approvals for the St. Francis Capital Corporation acquisition had been received. Information regarding scheduling the companies’ respective shareholder meetings and the timing for closing of the merger was also provided. A copy of the press release was included as an exhibit.

On December 3, 2003, MAF Bancorp, Inc. filed a Current Report on Form 8-K (Items 2 and 7) announcing it had completed its acquisition of St. Francis Capital Corporation. A copy of the press release dated December 1, 2003 was included as an exhibit. Audited financial statements of St. Francis Capital Corporation were also included with the filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

By:	/s/ Allen H. Koranda
Allen H. Koranda
Chairman of the Board and
Chief Executive Officer

March 11, 2004
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

By:	/s/ Allen H. Koranda	March 11, 2004
	Allen H. Koranda Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	(Date)

By:	/s/ Jerry A. Weberling	March 11, 2004
	Jerry A. Weberling Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	(Date)

By:	/s/ Christine Roberg	March 11, 2004
	Christine Roberg First Vice President and Controller (Principal Accounting Officer)	(Date)

By:	/s/ Kenneth Koranda	March 11, 2004
	Kenneth Koranda Vice Chairman of the Board	(Date)

By:	/s/ Robert Bowles, M.D.	March 11, 2004
	Robert Bowles, M.D. Director	(Date)

By:	/s/ David C. Burba	March 11, 2004
	David C. Burba Director	(Date)

By:	/s/ Terry Ekl	March 11, 2004
	Terry Ekl Director	(Date)

By:	/s/ Harris W. Fawell	March 11, 2004
	Harris W. Fawell Director	(Date)

By:	/s/ Joe F. Hanauer	March 11, 2004
	Joe F. Hanauer Director	(Date)

By:	/s/ Barbara L. Lamb	March 11, 2004
	Barbara L. Lamb Director	(Date)

By:	/s/ Thomas R. Perz	March 11, 2004
	Thomas R. Perz Director	(Date)

By:	/s/ Raymond S. Stolarczyk	March 11, 2004
	Raymond S. Stolarczyk Director	(Date)

By:	/s/ F. William Trescott	March 11, 2004
	F. William Trescott Director	(Date)

By:	/s/ Lois B. Vasto	March 11, 2004
	Lois B. Vasto Director	(Date)

By:	/s/ Andrew J. Zych	March 11, 2004
	Andrew J. Zych Director	(Date)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization by and among MAF Bancorp, Inc. and St. Francis Capital Corporation dated as of May 20, 2003. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 21, 2003).

3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000).

3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s September 30, 2003 Form 10-Q).

10.1	Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1992 Form 10-K).*

10.2	MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q and to Exhibit A to Registrant’s Proxy Statement, dated March 23, 1998, relating to the 1998 Annual Meeting of Shareholders, File No. 0-18121).*

10.3	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.4	MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q and to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K).*

10.5	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.6	MAF Bancorp, Inc. 2000 Stock Option Plan (Incorporated herein by reference to Exhibit B filed as part of Registrant’s Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders, File No. 0-18121)*

10.7	MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1999 Form 10-Q).*

10.8	Amendment dated March 27, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan (Incorporated herein by reference to Exhibit No. 10 to Registrant’s March 31, 2001 Form 10-Q).*

10.9	Amendment dated February 26, 2002 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2001 Form 10-K).*

Exhibit No.	Description
10.10	MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s September 30, 1999 Form 10-Q).*

10.11	Amendment dated May 16, 2001 to the MAF Bancorp, Inc. Stock Option Gain Deferral Plan Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 2001 Form 10-Q).*

10.12	MAF Bancorp, Inc. Incentive Compensation Plan. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form S-4/A dated October 14, 2003, Registration No. 333-108742).*

10.13	Fidelity Bancorp, Inc. 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed by Fidelity Bancorp, Inc. with the Commission on April 20, 1994, Registration No. 33-78000).*

10.14	Fidelity Bancorp, Inc. 1993 Stock Option Plan for Outside Directors. (Incorporated herein by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Fidelity Bancorp, Inc. with the Commission on April 20, 1994, Registration No. 33-78000).*

10.15	St. Francis Capital Corporation 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation with the Commission on September 29, 1993, Registration No. 33-70012).*

10.16	St. Francis Capital Corporation 1997 Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation with the Commission on April 2, 1999, Registration No. 333-24057).*

10.17	Reliance Bancshares, Inc. 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed by Reliance Bancshares, Inc. with the Commission on June 3, 1997, Registration No. 333-28375).*

10.18	Amendment dated November 21, 2003 to the St. Francis Capital Corporation 1993 Incentive Stock Option Plan, 1997 Stock Option Plan, as amended, and the Reliance Bancshares, Inc. 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 99.4 to the Form S-8 Registration Statement filed by MAF Bancorp, Inc. with the Commission on December 5, 2003, Registration No. 333-110986).*

10.19	Credit Agreement dated as of November 30, 2001, as amended through November 29, 2002, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2002 Form 10-K).

2

Exhibit No.	Description
10.20	Amendment dated November 28, 2003, of the Credit Agreement dated as of November 30, 2001, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank.+

10.21	Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1990 Form 10-K).*

10.22	Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 2001 Form 10-Q).*

10.23	Mid America Bank, fsb Directors’ Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1997 Form 10-K).*

10.24	Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1997 Form 10-K).*

10.25	Deferred Compensation Agreement dated January 1, 1999 between St. Francis Bank, F.S.B and Thomas R. Perz.*+

10.26	Deferred Compensation Agreements dated January 1, 1998, January 1, 1996, January 19, 1994 and November 18, 1987 between St. Francis Capital Corporation, St. Francis Bank, F.S.B., Bank Wisconsin and Thomas R. Perz.*+

10.27	MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s June 30, 1994 Form 10-K).*

10.28	Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Executive Annual Incentive Plan. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.29	MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1999 Form 10-K).*

10.30	Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2000 Form 10-K).*

10.31	Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K). *

10.32	Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s March 31, 2001 Form 10-Q).*

10.33	Fidelity Federal Savings Bank Supplemental Retirement Plan, as amended.*+

3

Exhibit No.	Description
10.34	Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

10.35	Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

10.36	Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers.*+

10.37	Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers.*+

10.38	Employment Agreement between MAF Bancorp, Inc. and Thomas R. Perz.*+

10.39	Employment Agreement between Mid America Bank, fsb and Thomas R. Perz.*+

10.40	Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc. and Thomas R. Perz.*+

10.41	Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 1998 Form 10-K).*

10.42	Amendment dated October 19, 2001 to the Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10 to Registrant’s December 31, 2001 10-K).*

11	Statement re: Computation of Per Share Earnings. (Included in Note 1 to Registrant’s Consolidated Financial Statements set forth in Item 8 of this Report).

12	Statements re: Computation of ratio of earnings to fixed charges.+

21	Subsidiaries of the Registrant.+

23	Consent of KPMG LLP.+

24	Power of Attorney (Included on Signature Page)

31.1	Certification of Chief Executive Officer.+

31.2	Certification of Chief Financial Officer.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

+	Filed herewith.

4