Form 10-Q
period 2004-03-31
MAF BANCORP INC
filed 2004-05-10
CIK 854662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, was 32,684,947 at May 7, 2004.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$134,608	144,290
Interest-bearing deposits	58,452	57,988
Federal funds sold	15,502	19,684

Total cash and cash equivalents	208,562	221,962

Investment securities available for sale, at fair value	362,595	365,334
Stock in Federal Home Loan Bank of Chicago, at cost	390,893	384,643
Mortgage-backed securities available for sale, at fair value	940,003	971,969
Mortgage-backed securities held to maturity (fair value of $105,856)	105,139	—
Loans receivable held for sale	36,696	44,511
Loans receivable, net of allowance for losses of $34,437 and $34,555	6,417,514	6,324,596
Accrued interest receivable	31,354	31,168
Foreclosed real estate	1,920	3,200
Real estate held for development or sale	32,557	32,093
Premises and equipment, net	129,895	122,817
Other assets	121,279	130,615
Goodwill	262,217	262,488
Intangibles	37,129	38,189

	$9,077,753	8,933,585

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$5,618,127	5,580,455
Borrowed funds	2,381,838	2,299,427
Advances by borrowers for taxes and insurance	44,404	41,149
Accrued expenses and other liabilities	118,520	110,950

Total liabilities	8,162,889	8,031,981

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,121,465 and 33,063,853 shares issued; 32,915,327 and 33,063,853 shares outstanding	331	331
Additional paid-in capital	497,375	495,747
Retained earnings, substantially restricted	418,435	402,402
Accumulated other comprehensive income, net of tax	6,510	2,109
Stock in Gain Deferral Plan; 241,900 and 240,879 shares	1,059	1,015
Treasury stock, at cost; 206,138 shares at March 31, 2004	(8,846)	—

Total stockholders’ equity	914,864	901,604

	$9,077,753	8,933,585

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans receivable	$82,908	66,985
Mortgage-backed securities available for sale	9,012	3,523
Investment securities available for sale	9,522	5,345
Interest-bearing deposits and federal funds sold	565	1,173

Total interest income	102,007	77,026

Interest expense:
Deposits	17,253	16,962
Borrowed funds	20,725	19,009

Total interest expense	37,978	35,971

Net interest income	64,029	41,055
Provision for loan losses	300	—

Net interest income after provision for loan losses	63,729	41,055
Non-interest income:
Gain (loss) on sale or writedown of:
Loans receivable held for sale	1,780	7,548
Mortgage-backed securities	489	5,352
Investment securities	2,834	(5,712)
Foreclosed real estate	146	(69)
Income from real estate operations	1,102	1,635
Deposit account service charges	7,856	5,439
Loan servicing fee expense, net	241	(1,376)
Valuation recovery of mortgage servicing rights	555	—
Brokerage commissions	1,096	731
Other	4,296	2,467

Total non-interest income	20,395	16,015

Non-interest expense:
Compensation and benefits	25,634	15,638
Office occupancy and equipment	6,503	3,531
Advertising and promotion	2,407	1,321
Data processing	2,118	973
Other	9,488	4,833
Amortization of core deposit intangibles	740	379

Total non-interest expense	46,890	26,675

Income before income taxes	37,234	30,395
Income tax expense	12,440	11,107

Net income	$24,794	19,288

Basic earnings per share	$.75	.83

Diluted earnings per share	$.73	.81

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2004
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock in gain deferral plan	Treasury stock	Total
Balance at December 31, 2003	$331	495,747	402,402	2,109	1,015	—	901,604

Comprehensive income:
Net income	—	—	24,794	—	—	—	24,794
Other comprehensive income, net of tax:
Unrealized holding gain during the period	—	—	—	6,614	—	—	6,614
Less: reclassification adjustment of gain included in net income	—	—	—	(2,213)	—	—	(2,213)

Total comprehensive income	—	—	24,794	4,401	—	—	29,195

Exercise of 145,558 stock options, issuing 57,612 new shares and reissuance of 87,946 shares of treasury stock	—	1,162	(1,810)	—	—	2,551	1,903
Tax benefits from stock-related compensation	—	466	—	—	—	—	466
Purchase of shares of treasury stock	—	—	—	—	—	(11,397)	(11,397)
Cash dividends declared ($.21 per share)	—	—	(6,951)	—	—	—	(6,951)
Dividends paid to gain deferral plan	—	—	—	—	44	—	44

Balance at March 31, 2004	$331	497,375	418,435	6,510	1,059	(8,846)	914,864

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$24,794	19,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,259	1,805
Provision for loan losses	300	—
FHLB of Chicago stock dividend	(6,250)	(4,705)
Deferred income tax (benefit) expense	7,640	(3,337)
Amortization of core deposit intangibles	740	379
Amortization of premiums, discounts, and deferred loan fees	(2,719)	957
Amortization and valuation recovery of mortgage servicing rights	1,463	2,955
Net gain on sale of loans receivable held for sale	(1,780)	(7,548)
Net (gain) loss on sale of investment securities and mortgage-backed securities	(3,322)	360
Net gain on real estate held for development or sale	(1,102)	(1,635)
(Increase) decrease in accrued interest receivable	(186)	4,883
Net increase in other assets and liabilities	2,102	27,642
Loans purchased for sale	(7,125)	—
Loans originated for sale	(118,633)	(378,761)
Sale of loans originated for sale	134,578	483,502

Net cash provided by operating activities	33,759	145,785

Investing activities:
Loans originated for investment	(778,326)	(676,734)
Principal repayments on loans receivable	581,587	628,512
Principal repayments on mortgage-backed securities	43,674	57,173
Proceeds from maturities of investment securities available for sale	27,487	37,724
Proceeds from sale of:
Investment securities available for sale	34,318	34,968
Mortgage-backed securities available for sale	17,598	151,708
Real estate held for development or sale	4,504	5,185
Purchases of:
Investment securities available for sale	(55,057)	(57,865)
Mortgage-backed securities available for sale	(24,847)	(61,383)
Stock in FHLB of Chicago	—	(30,000)
Real estate held for development or sale	(1,191)	(7,206)
Premises and equipment	(9,100)	(3,662)

Net cash provided by (used in) investing activities	$(159,353)	78,420

Financing activities:
Proceeds from FHLB of Chicago advances	$305,000	—
Repayment of FHLB of Chicago advances	(306,562)	(55,000)
Net change in other borrowings	87,225	—
Net increase in deposits	38,412	63,950
Increase in advances by borrowings for taxes and insurance	3,255	452
Proceeds from exercise of stock options	2,069	486
Purchase of treasury stock	(11,397)	—
Cash dividends paid	(5,907)	(3,450)

Net cash provided by financing activities	112,095	6,438

Increase (decrease) in cash and cash equivalents	(13,499)	230,643
Cash and cash equivalents at beginning of period	221,962	262,680

Cash and cash equivalents at end of period	$208,463	493,323

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$34,825	35,975
Income taxes	501	1,278
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	504	626
Loans receivable swapped into mortgage-backed securities	$104,582	103,289

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2004 and 2003

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), and its wholly-owned subsidiaries, Mid America Bank, fsb and subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), for the three month periods ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended March 31,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$24,794	33,063,842	$.75	$19,288	23,300,671	$.83

Effect of dilutive securities:
Stock options		867,927			551,513

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$24,794	33,931,769	$.73	$19,288	23,852,184	$.81

(3) Commitments and Contingencies

At March 31, 2004, the Bank had outstanding commitments to originate mortgage loans of $815.9 million, of which $395.3 million were fixed-rate loans and $420.6 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $334.5 million of these commitments, of which $180.6 million were fixed-rate loans, with rates ranging from 4.125% to 7.0%, and $153.9 million were adjustable rate loans with rates ranging from 2.75% to 6.5%. The interest rates on the remaining commitments of $481.4 million float at current market rates. At March 31, 2004, the Bank had outstanding forward commitments to sell $112.8 million of fixed-rate mortgage loans.

At March 31, 2004, the Bank had outstanding standby letters of credit totaling $65.6 million. Of this amount $42.4 million is comprised of letters of credit to enhance developers’ industrial revenue bond financings of commercial real estate in the Bank’s market. Additionally, the Company had outstanding standby letters of credit totaling $5.0 million related to real estate development improvements.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At March 31, 2004, the Bank had $11.2 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $62.7 million of loans sold with recourse to other investors, and approximately $20.2 million of credit risk related to loans with private mortgage insurance in force.

(4) Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(5) Reclassifications

Certain reclassifications of 2003 amounts have been made to conform with the current period presentation.

(6) Segment Information

The Company utilizes the “management approach” for segment reporting. This approach is based on the way that a chief decision maker for the Company organizes segments for making operating decisions and assessing performance.

The Company operates two separate lines of business. The Banking segment represents the retail bank, which engages primarily in residential mortgage portfolio lending, deposit gathering and offering other financial services mainly to individuals and small businesses. Land development consists primarily of acquiring and developing raw land into improved residential lots for sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the tables below:

	Three Months Ended March 31, 2004
	Banking	Land Development	Consolidated Total
	(In thousands)
Interest income	$102,007	—	102,007
Interest expense	37,978	—	37,978

Net interest income	64,029	—	64,029
Provision for loan losses	300	—	300
Non-interest income	19,293	1,102	20,395
Non-interest expense	46,300	590	46,890

Income before income taxes	36,722	512	37,234
Income tax expense	12,237	203	12,440

Net income	$24,485	309	24,794

Average assets	$8,908,952	32,929	8,941,881

	Three Months Ended March 31, 2003
	Banking	Land Development	Consolidated Total
	(In thousands)
Interest income	$77,026	—	77,026
Interest expense	35,971	—	35,971

Net interest income	41,055	—	41,055
Non-interest income	14,379	1,635	16,014
Non-interest expense	26,105	569	26,674

Income before income taxes	29,329	1,066	30,395
Income tax expense	10,684	423	11,107

Net income	$18,645	643	19,288

Average assets	$5,909,086	16,872	5,925,958

(7) Goodwill and Intangible Assets

Goodwill currently has a net carrying amount of $262.2 million at March 31, 2004. The Company evaluates goodwill for impairment at least annually. An evaluation was completed as of May 31, 2003. No impairment was deemed necessary as a result of the Company’s analysis.

All of the Company’s goodwill is in the banking segment. For the three months ended March 31, 2004 compared to December 31, 2003, the balance of goodwill decreased by $271,000 due to adjustments related to amounts recorded in connection with previous acquisitions.

The changes in the carrying amount of intangibles for the three months ended March 31, 2004 is as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2003	$14,061	24,128	38,189
Additions	—	1,248	1,248
Amortization expense	(740)	(2,123)	(2,863)
Valuation recovery	—	555	555

Balance at March 31, 2004	$13,321	23,808	37,129

The following is a summary of intangible assets subject to amortization:

	As of March 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$24,570	(11,249)	13,321	24,570	(10,509)	14,061
Mortgage servicing rights(1)	27,612	(3,804)	23,808	26,988	(2,860)	24,128

Total	$52,182	(15,053)	37,129	51,558	(13,369)	38,189

(1)	The carrying amounts for March 31, 2004 and December 31, 2003 are net of impairment reserves of $1.7 million and $2.2 million, respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the three months ended March 31, 2004 and estimates for the nine months ended December 31, 2004 and five years thereafter are as follows. These estimates are based on the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of March 31, 2004.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Three months Ended March 31, 2004	$740	2,123
Estimated Amortization Expense:
For the Nine Months Ending December 31, 2004	2,200	4,900
For the Year Ending:
December 31, 2005	2,500	5,000
December 31, 2006	1,900	3,900
December 31, 2007	1,300	3,200
December 31, 2008	1,200	2,600
December 31, 2009	1,100	2,100

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

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$24,794	19,288
Deduct: total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	782	802

Pro-forma net income	$24,012	18,486

Basic Earnings per Share
As Reported	.75	.83
Pro-forma	.73	.79
Diluted Earnings Per Share
As Reported	.73	.81
Pro-forma	.73	.79

(9) Post-Retirement Plans

The Bank sponsors a supplemental executive retirement plan (“SERP”) for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The Bank also provides a long term medical plan for the purpose of providing employees and directors post retirement medical benefits. The components of the net periodic benefit cost of post-retirement plans are as follows:

	Three Months Ended March 31,
	SERP		Long Term Medical
	2004	2003	2004	2003
	(Dollars in thousands)
Service cost	$168	139	25	16
Interest cost	77	64	25	17
Amortization of unrecognized net transition obligation	—	—	2	2
Unrecognized net loss	—	—	6	4

Net periodic benefit cost	$245	203	58	39

(10) New Accounting Pronouncements

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

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), “Application of Accounting Principles to Loan Commitments.” SAB 105 prohibits the inclusion of estimated servicing cash flows and internally-developed intangible assets within the valuation of interest rate lock commitments under Statement of Accounting Standards No. 133. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. The Bank currently includes a portion of the value of the associated servicing cash flows when recognizing saleable loan commitments at inception and throughout its life. The adoption of SAB No. 105 is currently estimated to result in an approximately $600,000 – $900,000 pre-tax earnings decrease in the second quarter of 2004 based upon managements estimates of the level of anticipated loan originations in the second quarter. The estimate could change based upon actual activity and the size of the loan pipeline in the second quarter. However, the ongoing economic value of this business is not affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, delays in the St. Francis data processing and systems conversions, difficulties implementing the Company’s business model in the Milwaukee area markets, unanticipated changes in interest rates or flattening of the yield curve, deteriorating economic conditions which could result in increased delinquencies in the Company’s loan portfolio, higher than expected overhead, infrastructure and compliance costs needed to support growth in the Company’s operations, legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, secondary mortgage market conditions, deposit flows, competition, demand for financial services and residential real estate in the Company’s market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

MAF Bancorp, Inc. (“Company”) is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the retail banking business through its wholly-owned subsidiary, Mid America Bank, fsb (“Bank”), and in the residential land development business primarily through MAF Developments, Inc.

The Bank offers various financial services to its retail and business banking customers through a network of 67 branches in Illinois and southeastern Wisconsin. The Illinois franchise is comprised of 44 branches in suburban and urban communities in the Chicago metropolitan area including 16 locations in the City of Chicago, a strong presence in western Cook County and DuPage Counties, an increasing penetration of the rapidly-growing Will and Kane Counties, as well as a presence in the north and southwest suburbs of Chicago. In Wisconsin, the Bank serves communities in Milwaukee and Waukesha counties and portions of Ozaukee, Washington and Walworth Counties through 23 retail branches under the name of St. Francis Bank, a division of Mid America Bank, fsb. Currently, the Bank plans to build four to five de novo branches in the next twelve to eighteen months in its continued effort to expand its presence in the Chicago metropolitan area. Historically, the Bank has been principally engaged in the business of attracting deposits from the general public and using such deposits, along with other borrowings, to make loans secured by real estate, primarily one-to four-family residential loans. To a lesser extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium sized businesses in its primary market areas. The 2003 acquisitions of Fidelity Bancorp and St. Francis Capital Corporation, in particular, have significantly changed the asset mix and expanded the lending focus of the Bank. These acquisitions added a large amount of multifamily, commercial real estate, construction, land loans and commercial business loans, and a lesser amount of one- to four-family loans to the Bank’s portfolio. Through various wholly-owned subsidiaries, the Bank also provides general insurance services, investment services and securities brokerage primarily to the Bank’s loan customers. In addition, the Bank operates an investment subsidiary and a subsidiary engaged in investment in affordable housing projects. The Bank also operates a captive reinsurance company, which shares in a portion of mortgage insurance premiums received by certain mortgage insurance companies on the Bank’s mortgage loan originations in return for assuming some of the risk of loss.

As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or which allow the Company to expand outside its current primary market areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and may involve earnings per share dilution depending on the Company’s timing and success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations of the Company is based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, and are more fully described in Note 1 of the consolidated financial statements found in the Company’s Form 10-K for the fiscal year ended December 31, 2003 in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends, and other information available to management. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity.

Allowance for loan losses. The allowance for loan losses is established through a provision for loan losses to provide a reserve against estimated losses in the Bank’s loans receivable portfolio. The allowance for loan losses reflects management’s estimate of the reserves needed to cover probable losses inherent in the Bank’s loan portfolio. In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. An unallocated reserve is maintained to recognize the imprecision on measuring and estimating loss when evaluating reserves for individual loans or categories of loans.

Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. These estimates are impacted by loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. A net recovery of $555,000 was recorded in the first quarter of 2004; no valuation adjustment was recorded in the prior year period. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

Real estate held for development. Profits from lot sales in the Company’s real estate developments are based on cash received less the cost of sales per lot, including capitalized interest and an estimate of future costs to be incurred. The estimate of future costs is subject to change and is reviewed on a quarterly basis. Estimates are subject to change for various reasons, including changes in the estimated duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. Changes in future estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations. Additionally, management periodically evaluates the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements, in evaluating the net realizable value of a development at the end of a reporting period. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. Currently, the net realizable value of each land development project the Company is engaged in exceeds the recorded cost of the project.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Overview

The following table highlights significant results relating to the consolidated operations and financial condition of the Company and its subsidiaries.

	Three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Net income	$24,794	19,288
Diluted earnings per share	.73	.81
Average diluted shares outstanding	33,931,769	23,852,184
Interest rate spread	2.90%	2.60
Net interest margin	3.10	2.94
Average assets	$8,941,881	5,925,958
Average loans	6,457,794	4,504,911
Average deposits	5,154,067	3,476,363
Return on average assets(1)	1.11%	1.30
Return on average equity(1)	10.83	15.10

(1)	Annualized.

While net income in the current quarter increased, earnings per share was impacted by the approximately 10.3 million of average additional shares outstanding as a result of the completion of the St. Francis Capital Corporation merger in December 2003 and the Fidelity Bancorp merger in July 2003.

•	Continuing low interest rates during the past 12 months and lower borrowing costs on liabilities assumed resulted in a 16 basis point increase in the net interest margin.

•	Current quarter non-interest income was $4.3 million higher than last year’s first quarter due to gains on the sale of investment securities, a valuation recovery on mortgage servicing rights and increases in deposit service charges.

•	Non-interest expense increased $20.2 million compared to last year primarily due to the two acquisitions in 2003. The majority of cost savings from the St. Francis acquisition are not expected to be realized until the second half of 2004 after the data processing conversion is completed.

Net Interest Income and Net Interest Margin

Net interest income increased to $64.0 million for the three months ended March 31, 2004, from $41.1 million for the three months ended March 31, 2003. The increase is largely due to increased net interest earning assets of $87.2 million, or 14.8%, due to the acquisitions of Fidelity and St. Francis. In addition, the Bank’s net interest spread and margin each increased during the 2004 three-month period to 2.90% and 3.10%, respectively, from 2.60% and 2.94% for the prior year three-month period. The expansion of the net interest spread and margin are attributable to the continued low interest rate environment, as well as the positive slope of the U.S. Treasury yield curve. Lower short-term interest rates allowed the Bank to reduce its cost of interest-bearing liabilities more than the reduction in asset yields, which were reduced due to falling long-term interest rates increasing the prepayment speeds on higher-yielding loans receivables.

Average Balances/Rates

The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at March 31, 2004 includes fees which are considered adjustments to yield.

	Three Months Ended March 31,						At March 31, 2004
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$6,457,794	82,908	5.14%	$4,504,911	66,985	5.95%	$6,488,647	5.10%
Mortgage-backed securities	963,384	9,012	3.74	325,744	3,523	4.33	1,045,142	4.22
Interest-bearing deposits	61,482	323	2.11	121,419	563	1.88	58,452	1.19
Federal funds sold	35,148	242	2.76	123,961	610	2.00	15,502.99
Investment securities(1)	747,078	9,522	5.11	510,289	5,345	4.25	753,488	4.82

Total interest-earning assets	8,264,886	102,007	4.94	5,586,324	77,026	5.52	8,361,231	4.93
Non-interest earning assets	676,995			339,634			716,522

Total assets	$8,941,881			$5,925,958			$9,077,753

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	5,154,067	17,253	1.34	3,473,363	16,962	1.98	5,169,251	1.40
Borrowed funds	2,318,900	20,725	3.58	1,523,944	19,009	5.06	2,381,838	3.38

Total interest-bearing liabilities	7,472,967	37,978	2.04	4,997,307	35,971	2.92	7,551,089	2.02

Non-interest bearing deposits	426,831			284,516			448,876
Other liabilities	126,403			133,058			162,924

Total liabilities	8,026,201			5,414,881			8,162,889
Stockholders’ equity	915,680			511,077			914,864

Liabilities and stockholders’ equity	$8,941,881			$5,925,958			$9,077,753

Net interest income/interest rate spread		64,029	2.90%		41,055	2.60%		2.91%

Net earning assets/net yield on average interest-earning assets	$791,919		3.10%	$589,017		2.94%	$810,142	N/A

Ratio of interest-earning assets to interest-bearing liabilities		110.60%			111.79%		110.73%

(1)	Includes average balances of $388 million and $268 million of stock in the Federal Home Loan Bank of Chicago for the three months ended March 31, 2004 and 2003, respectively.

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

	Three Months Ended March 31, 2004 Compared to March 31, 2003 Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$26,058	(10,135)	15,923
Mortgage-backed securities	6,025	(536)	5,489
Interest-bearing deposits	(304)	64	(240)
Federal funds sold	(549)	181	(368)
Investment securities	2,904	1,273	4,177

Total	34,134	(9,153)	24,981

Interest-bearing liabilities:
Deposits	6,826	(6,535)	291
Borrowed funds	8,307	(6,591)	1,716

Total	15,133	(13,126)	2,007

Net change in net interest income	$19,001	3,973	22,974

The average yield on interest-earning assets declined to 4.94% for the three months ended March 31, 2004, from 5.52% for the three months ended March 31, 2003. This decline is primarily attributable to a decline in the yield on loans receivable as declining long-term Treasury rates led to high levels of prepayments during most of 2003. The Bank reinvested many of these proceeds into lower-yielding hybrid ARM loans, as well as increased balances in home equity lines of credit and business lines tied to the prime rate. The St. Francis merger also resulted in the addition of $2.0 billion of earning assets with an overall lower average yield. The Bank has approximately $1.17 billion of loans tied to the prime rate at March 31, 2004. The yield on mortgage-backed securities was also impacted by higher prepayments of underlying higher-yielding loans as the average yield on mortgage-backed securities during the first quarter of 2004 declined to 3.74% from 4.33% in the year earlier period. The yield on investment securities rose to 5.11% for the three months ended March 31, 2004 from 4.25% for the previous year period due primarily to increases in dividends paid on the Bank’s investment in the FHLB of Chicago. (6.5% during the first quarter of 2004 compared to 5.0% for the first quarter of 2003.) At March 31, 2004, the Bank’s investment in the FHLB of Chicago was $390.9 million. The Bank plans to significantly reduce its investment in the FHLB of Chicago over the next 6-12 months.

The cost of interest-bearing liabilities dropped dramatically to 2.04% for the three months ended March 31, 2004 from 2.92% for the three months ended March 31, 2003. Reductions in the cost were experienced in both deposits and borrowed funds, both of which were positively impacted by the lower cost funding added in the St. Francis merger. The continued low short-term interest rate environment over the last 12 months allowed the Bank to reprice higher-cost maturing certificates of deposits, as well as led the Bank to reduce the amounts paid on passbook, checking and money market accounts. The combined effects of these actions, along with an increase in the level of core deposits and the impact of the St. Francis merger was a 64 basis point reduction in the Bank’s cost of deposits to an average of 1.34% for the three months ended March 31, 2004. Similarly, the 148 basis point reduction in the cost of borrowed funds was due to the impact of the St. Francis merger and maturities of higher cost FHLB of Chicago advances being replaced with lower cost fixed rate borrowings, as well as adjustable rate borrowings indexed to LIBOR and prime. The Bank has increased it use of shorter-term borrowings in its funding mix due to the increase in floating rate assets accumulated by the Bank primarily in the form of home equity lines of credit and business lines of credit.

Provision for Loan Loss

The Bank provided $300,000 in provision for loan losses during the first quarter of 2004 compared to no provision in the prior year first quarter. Net charge-offs for the three months ended March 31, 2004 were $418,000 compared to $12,000 for the three months ended March 31, 2003. At March 31, 2004, the Bank’s allowance for loan losses was $34.4 million, which equaled .53% of total loans receivable, compared to $34.6 million, or .54% at December 31, 2003, and $19.5 million or .45% at March 31, 2003.

Non-Interest Income

Non-interest income increased $4.4 million, or 27.4% to $20.4 million in the first quarter of 2004, compared to $16.0 million for the quarter ended March 31, 2003. Last year’s results were highlighted by significant loan sale gains, higher loan servicing fee expense, some mortgage-backed security gains resulting from balance sheet restructuring and two investment security writedowns. In the current quarter, loan sale gains were much lower, mortgage servicing-related income was higher and investment securities gains were realized on the sale of three securities previously written down.

Loan Sales and Servicing

	Three months ended March 31,
	2004		2003
	(Dollars in thousands)
Loans sold	$129,494		477,618
Loan sale gains	1,780		7,548
Margin on loan sales	137	bp	158
Loan servicing fee income (expense)	$241		(1,376)
Valuation recovery on mortgage servicing rights	555		—

A decline in fixed-rate loan refinancing activity and a consumer shift toward adjustable-rate mortgage loans led to reduced volume of loans sold and considerably lower loan sale gains for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Although slower loan prepayments led to reduced loan sale gains, it also resulted in a decrease in amortization of mortgage servicing rights leading to loan servicing fee income of $241,000 for the current quarter compared to $1.4 million of loan servicing expense in the prior year quarter. Slower expected prepayments also led to a $555,000 recovery of valuation reserves on servicing rights during the three months ended March 31, 2004.

Deposit Account Service Charges

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Service charges	$7,856	$5,439
Number of checking accounts	235,600	157,700

Deposit account service fees are up considerably compared to the first quarter of 2003, due to the higher number of accounts from the St. Francis and Fidelity mergers. Considerable competition for checking accounts, particularly in the Chicago market, along with trending higher average per account balances in the Bank’s checking accounts, has significantly slowed the rate of growth in deposit fees per account. In addition, debit card fee income has been negatively impacted by the 2003 VISA lawsuit settlement that reduced debit card interchange revenue for all banks and the increased use of point of sale debit card transactions that generate lower interchange revenues. Management currently expects the growth rate to continue to be lower for the remainder of the year than historical growth rates for this revenue source.

Real Estate Development Operations

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
RE development income	$1,102	1,635
Residential lot sales	25	55
Pending lot sales at quarter end	58	72
Investment in real estate	$32,557	20,451

A total of 21 of the 25 residential lot sales during the three months ended March 31, 2004 were in the Shenandoah development, where 109 lots remain as of March 31, 2004. Most of the residential lot sales in the first quarter of 2003 were also in this development. The increase in the investment in real estate compared to a year ago relates primarily to the land purchases for the new Springbank joint venture development in Plainfield, Illinois. The company has been actively pursuing the required zoning and desired plat for this project with the local planning commission and village board over the last eighteen months. Development is expected to begin during 2004 on this project where 1,600 residential lots, 300 multi-family lots and other commercial parcels are planned while lot sale closings are currently expected to begin in Springbank in late 2004. Final approval for the zoning of this project, while expected shortly has taken longer than anticipated and any further delays may result in a significant portion of the income for real estate being shifted into 2005 earnings. The Company currently expects income from the Springbank project to be $4.5–$5.3 million in the fourth quarter of 2004.

Securities Sales/Writedowns

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Investment securities:
Net gains on sale/writedowns - total	$2,834	(5,712)
Writedowns (only)	—	(8,132)
Net gains on sale (only)	$2,834	2,420

Mortgage-backed securities:
Net gains on sale - total	$489	5,352

During the three months ended March 31, 2004, the Company sold three investment securities on which it had previously taken other-than-temporary-impairment writedowns. The net gain from the sale of these three securities was $2.7 million. Two of these securities were collateralized by leased aircraft and the other security was a collateralized bond obligation secured by various less than investment grade high yield securities. The market values of these securities had for some time been negatively impacted by weak economic conditions and in the case of the airline-related securities, the widely reported difficulties in this industry. A recovery in the pricing on these securities during the current quarter led to the Company’s decision to sell them. In the first quarter of 2003, the Bank had written two of these securities down by $8.1 million.

Gain on the sale on mortgage-backed securities decreased $4.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. During the prior year three-month period, the Company swapped into mortgage-backed securities a total of $85.3 million of prepayment-protected fixed-rate mortgages, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities resulting in the gain for that period. These sales were undertaken to improve the Company’s interest rate risk position by lengthening its asset duration to better match the Company’s increased liability duration, as the average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speeds.

Non-Interest Expense

For the three months ended March 31, 2004, non-interest expense increased $20.2 million compared to the three months ended March 31, 2003. The increase is primarily attributable to the growth from the acquisitions of Fidelity and St. Francis in July and December 2003, respectively. The majority of expected cost savings related to the St. Francis acquisition will not begin to be realized until after May 31, 2004, when the data processing system conversion is completed. The table below indicates the composition of non-interest expense for the quarters indicated.

	Three Months Ended March 31,		Amount Increase	Percentage Increase (Decrease)
	2004	2003
	(Dollars in thousands)
Compensation	$19,648	11,700	7,948	67.9%
Employee benefits	5,986	3,938	2,048	52.0

Total compensation and benefits	25,634	15,638	9,996	63.9

Occupancy expense	4,561	2,503	2,058	82.2
Furniture, fixture and equipment expense	1,942	1,028	914	88.9
Advertising and promotion	2,407	1,321	1,086	82.2
Data processing	2,118	973	1,145	117.7
Amortization of core deposit intangibles	740	379	361	95.3
Other expenses:
Professional fees	1,128	524	604	115.3
Stationery, brochures and supplies	838	525	313	59.7
Postage	780	523	257	49.1
Telephone	729	493	236	47.8
Fraud and bad check write-offs	582	452	130	28.8
Correspondent banking services	461	273	188	69.0
Title fees, recording fees and credit report expense	430	235	195	82.8
OTS assessment fees	327	224	103	46.4
Security expense	337	166	171	102.9
Courier service	175	61	114	186.0
Insurance costs	419	129	290	224.5
Federal deposit insurance premiums	227	159	68	42.6
SF Equities real estate held for investment expenses(1)	1,010	—	1,010	NM
Other	2,045	1,069	976	91.3

Total other expenses	9,488	4,833	4,655	96.3

	$46,890	26,675	20,215	75.8

(1)	Expenses from SF Equities, a subsidiary of the Bank that invests in affordable housing properties throughout Wisconsin.

Also contributing to the increase in non-interest expense:

•	The addition of management personnel to accommodate company growth, normal salary increases, higher payroll taxes and medical costs, and the additional staff at five other new branches opened during the year.

•	Higher occupancy and furniture and fixture costs due to five additional branches opened during the year; and the consolidation of four loan operation centers into one location, that will result in higher occupancy expense through the third quarter of 2004 before declining, but will improve efficiencies over the long term.

•	Higher advertising and promotion expense due to a more competitive retail banking market, costs related to new product advertising and the launch of advertising in the Milwaukee area as well as higher public relations costs.

•	Installation of two new mainframe computers, a new disaster recovery system, increased data processing costs due to branch expansion as well as increased costs related to additional data lines.

•	Higher professional fees due to costs related to consulting, recruiting and legal expense.

•	Higher insurance costs primarily due to the renewal at higher premiums of the Company’s directors and officers policy that came off a three-year policy period. The increase resulted from the hardening of the insurance market in the post-Enron and post September 11th environment and growth in the Company.

Income Tax expense

Income tax expense totaled $12.4 million for the three months ended March 31, 2004, equal to an effective income tax rate of 33.4%, compared to $11.1 million or an effective income tax rate of 36.5% for the three months ended March 31, 2003. The decline in the effective income tax rate is primarily due to tax benefits generated from St. Francis Equity Properties’ low income and senior housing projects and to a lesser extent, from the resolution of certain prior years’ income tax issues.

Changes in Financial Condition

Total assets of the Company were $9.08 billion at March 31, 2004, an increase of $144.2 million, or 1.6% from $8.93 billion at December 31, 2003. The primary reason for the increase is the higher balances in loans receivable and mortgage-backed securities, which were funded primarily with an increase in borrowed funds, and to a lesser extent with deposits. A summary of significant changes is as follows:

	March 31, 2004	December 31, 2003	Amount Increase/ (decrease)	Percentage Increase/ (decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$208,562	221,962	(13,400)	(6.0)%
Investment securities	753,488	749,977	3,511.5
Mortgage-backed securities	1,045,142	971,969	73,173	7.5
Loans receivable	6,454,210	6,369,107	85,103	1.3
Goodwill and intangibles	299,346	300,677	(1,331)	(0.4)
Other	317,005	319,893	(2,888)	(0.9)

Total Assets	$9,077,753	8,933,585	144,168	1.6

Liabilities and Equity:
Deposits	$5,618,127	5,580,455	37,672	0.7
Borrowed Funds	2,381,838	2,299,427	82,411	3.6
Other liabilities	162,924	152,099	10,825	7.1

Total Liabilities	8,162,889	8,031,981	130,908	1.6
Stockholders’ equity	914,864	901,604	13,260	1.5

Total Liabilities and Equity	$9,077,753	8,933,585	144,168	1.6

The increase in total assets for the three months ended March 31, 2004 of $144.2 million is due primarily to higher loans receivable and mortgage-backed securities balances. Loans receivable increased by $85.1 million during the quarter excluding $104.6 million of 15-year fixed-rate loans that were swapped into a mortgage-backed security classified as held to maturity. With continued growth in equity lines of credit and demand for single-family loans shifting toward adjustable-rate mortgage loans due to the steep yield curve, the Bank has begun to grow its loan portfolio by retaining the adjustable mortgages. The Company currently expects overall asset growth in the 9-11% range for 2004 assuming the demand for ARM loans continues. Core deposits grew $115.7 million during the three months ended March 31, 2004 due in part to the successful introduction of a new high-rate checking account product. Growth in core deposits was offset by a $78.0 million decrease in certificates of deposit.

Loans Receivable. The following table sets forth the composition of the Bank’s loans receivable portfolio in dollar amounts at the dates indicated.

	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$3,930,288	3,924,965	3,644,518	3,488,957	3,364,367
Held for sale	36,696	44,511	277,792	92,830	68,076
Multi-family	624,304	611,845	469,249	322,437	292,895
Commercial	517,392	522,669	170,585	150,381	147,955
Construction	135,272	135,704	51,377	51,268	51,688
Land	75,910	75,012	39,035	34,918	39,611

Total real estate loans	5,319,862	5,314,706	4,652,556	4,140,791	3,964,592

Consumer loans:
Equity lines of credit	977,574	898,452	508,690	467,942	420,533
Home equity loans	61,167	67,119	24,883	23,431	26,856
Other	27,028	38,238	4,439	5,041	6,436

Total consumer loans	1,065,769	1,003,809	538,012	496,414	453,825
Commercial business loans	138,122	128,266	31,915	22,279	22,813

Total loans receivable	6,523,753	6,446,781	5,222,483	4,659,484	4,441,230
Unearned discounts, premiums and deferred loan fees, net	14,944	16,614	8,652	2,810	2,586
Loans in process	(50,050)	(59,733)	(28,398)	(28,158)	(28,771)
Allowance for loan losses	(34,437)	(34,555)	(21,372)	(19,379)	(19,471)

Loans receivable, net	$6,454,210	6,369,107	5,181,365	4,614,757	4,395,574

One- to four-family mortgage loans as a percentage of total loans	60.8%	61.6	75.1	76.9	77.3

The above table reflects the continuing shift in the loan portfolio mix resulting from the 2003 acquisitions. These acquisitions quickened the pace of loan diversification away from one- to-four family real estate loans that started in 2000 with an increased emphasis on originating equity lines of credit and continued with the formation of a business banking department in 2001. Since December 31, 1999, the concentration in one- to-four family mortgage loans has been reduced from 89.4% to the current 60.8%.

Deposits. The following table sets forth the composition of the deposit portfolio at March 31, 2004 and December 31, 2003. The percent of core deposits to total deposits has increased from 58.2% at December 31, 2003 to 59.9% at March 31, 2004.

	March 31, 2004			December 31, 2003			Increase (Decrease)
	Amount	Weighted Average Rate	% of Deposits	Amount	Weighted Average Rate	% of Deposits
	(Dollars in thousands)
Non-interest bearing checking	$448,876	—	8.0%	$434,935	—	7.8%	$13,941
NOW accounts	750,490.83		13.4	555,675.42		10.0	194,815
Money market accounts	809,028.71		14.4	904,728.78		16.2	(95,700)
Passbook accounts	1,356,525.58		24.1	1,353,881.66		24.2	2,644

Total core deposits	3,364,919.60		59.9	3,249,219.56		58.2	115,700
Certificate accounts	2,253,208	2.48	40.1	2,331,236	2.55	41.8	(78,028)

Total deposits	$5,618,127	1.36%	100.0%	$5,580,455	1.39	100.0%	$37,672

Asset Quality

Non-Performing Assets. The Bank ceases the accrual of interest when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. Generally, when a loan is 90 days or more past due, in the process of foreclosure, or in bankruptcy, the full amount of previously accrued but unpaid interest is deducted from interest income. For commercial real estate, construction, large multi-family loans, and business loans, subsequent cash payments are applied first to principal until recovery of principal is assured and then to interest income. For one-to four-family residential loans, consumer loans, smaller multi-family residential loans and land loans, income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. Additionally, the Bank considers the classification of investment securities, should they show signs of deteriorating quality.

The following table sets forth information regarding non-accrual loans, non-accrual investment securities, and foreclosed real estate of the Bank.

	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
	(Dollars in thousands)
Non-performing loans:
Non-accrual loans:
One-to four-family and multi-family loans	$24,604	27,107	24,198	19,725	22,219
Multifamily	1,338	477	493	25	215
Commercial real estate	1,118	1,504	139	775	944
Consumer loans	2,720	3,122	1,709	1,090	1,195
Commercial business loans	479	577	1,079	776	670

Total non-performing loans:	$30,259	32,787	27,618	22,391	25,243

Non-performing loans to total loans	.46%	.51	.56	.49	.58

Non-accrual investment securities	$—	7,697	8,544	9,066	9,571

Foreclosed real estate- (One- to four-family)	$1,920	3,200	520	1,345	2,127

Non-performing loans and foreclosed real estate to total loans and foreclosed real estate	.49%	.56	.57	.52	.63

Total non-performing assets	$32,179	43,684	36,682	32,802	36,941

Total non-performing assets to total assets	.35%	.49	.55	.55	.62

Non-performing loans decreased $2.5 million to $30.3 million, or .46% of total loans receivable at March 31, 2004, compared to $32.8 million, or .51% of loans receivable at December 31, 2003, and increased $5.0 million from $25.2 million, or .58% of total loans receivable at March 31, 2003. The increase in non-performing loans year over year is primarily due to increases in one-to four-family, multi-family and consumer acquired in the St. Francis and Fidelity acquisitions and are not indicative of deterioration in overall loan portfolio quality. Non-performing assets were $32.2 million or .35% of total assets at March 31, 2004, compared to $43.7 million or .49% of total assets at December 31, 2003, and $36.9 million or .62% of total assets at March 31, 2003. The decrease in non-performing assets from December 31, 2003 to March 31, 2004 is primarily due to the sale of two non-accrual aircraft related investment securities in the first quarter of 2004.

For the quarter ended March 31, 2004, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $516,000, compared to $459,000 for the three months ended March 31, 2003.

Non-Performing Residential Properties. Ratios for loans secured by one-to-four family residential properties were as follows:

	March 31, 2004	December 31, 2003	March 31, 2003
Loan types secured by residential real estate:
One- to four-family loans	61%	62	77
Consumer loans	15	14	10

Total	76	76	87

Non-performing loans secured by residential real estate as a percentage of total non-performing loans	90	92	94
Non-performing loans secured by residential real estate with private mortgage insurance or other guarantees	40	42	50
Average loan-to-value of non-performing loans secured by residential real estate without private mortgage insurance or other guarantees	70	65	71

Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions which covers all problem assets and requires certain reserves. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful” or “loss.” In addition, a “special mention” category consists of assets, which currently do not expose the Company to a sufficient degree of risk to warrant classification, but do possess deficiencies deserving management’s close attention.

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At March 31, 2004 and December 31, 2003, all of the Bank’s non-performing loans were classified as substandard. In addition, the Bank classified $16.1 million and $6.3 million of commercial real estate, land development and commercial business loans on accrual basis as substandard for regulatory purposes at March 31, 2004 and December 31, 2003, respectively. These loans are generally performing in accordance with the terms of the loan agreement and are adequately secured based on the current value of the underlying collateral. The Bank also classified portions of other loans totaling $840,000 and $750,000 as doubtful at March 31, 2004 and December 31, 2003 respectively. Special mention loans at March 31, 2004 and December 31, 2003 totaled $21.3 million and $39.1 million, respectively.

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized in the following table for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$34,555	19,483
Provision for loan losses	300	—
Charge-offs	(441)	(30)
Recoveries	23	18

Balance at end of period	$34,437	19,471

Allowance for loan losses to total loans	.53%	.45
Allowance for loan losses to non-performing loans	113.80	77.13

The allowance for loan losses increased $15.0 million from March 31, 2003 to March 31, 2004 primarily due to balances acquired in the Fidelity and St. Francis acquisitions. The Bank made a provision for loan losses of $300,000 during the first quarter of 2004 compared to no provision in the prior year first quarter. Net charge-offs for the three months ended March 31, 2004 were $418,000 compared to $12,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

At the holding company level, the Company’s principal sources of funds during the three months ended March 31, 2004 were cash dividends paid by the Bank of $20.0 million. The Company’s principal uses of funds during the three months ended March 31, 2004 were cash dividends to shareholders and stock repurchases. During the three-month period ended March 31, 2004, the Company repurchased 265,500 shares of its common stock at an average price of $42.93 per share, for a total of $11.4 million. For the three-month period ended March 31, 2004, the Company declared common stock dividends of $.21 per share, or $7.0 million.

The Bank’s principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, other borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady to increasing deposit portfolio in the aggregate, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or other alternative sources of funds such as FHLB advances and other borrowings. The Bank currently expects that due to increased competition for deposits in its markets, that more of its growth is expected to be funded with higher cost wholesale borrowings.

During the three months ended March 31, 2004, the Bank originated loans totaling $900.9 million compared with $1.06 billion during the same period in 2003. Loan sales, for the three months ended March 31, 2004, were $129.5 million, compared to $477.6 million for the prior year period. The Bank had outstanding commitments to originate loans of $815.9 million and commitments to sell loans of $112.8 million at March 31, 2004. At March 31, 2004, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

The following table lists contractual obligations coming due in the periods indicated at March 31, 2004:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificate of deposits	$2,253,208	1,440,830	668,073	129,765	14,540
FHLB of Chicago advances	2,102,813	410,000	1,137,813	400,000	155,000
Unsecured bank term loan and line of credit	55,000	17,000	16,000	22,000	—
Other borrowings	208,202	58,202	100,000	50,000	—
Purchase obligations	5,226	3,329	1,717	—	180
Real estate development land purchase contracts (1)	12,191	5,609	6,082	500	—
Post retirement benefit plans	3,350	33	190	397	2,730
Operating leases	82,295	7,029	12,305	11,429	51,532

Total	$4,722,285	1,942,032	1,942,180	614,091	223,982

(1)	Reflects contractual obligations to purchase remaining land. It does not include the approximately $58 million of estimated additional improvement costs not yet contracted for and expected to be expended over the next several years in the Springbank project.

The Bank has historically been able to renew a majority of its certificates upon maturity, and has not historically used more rate-sensitive brokered certificates for its funding, but rather, relies on retail oriented accounts. Additionally, its core deposits, which do not have a stated contractual maturity, have generally been very stable over time, and are not expected to be redeemed in large amounts during the remainder of 2004. As such, the $1.44 billion of certificates of deposits maturing in 2004, as well as the balances of core deposits are not expected to put a burden on the Bank’s cash needs. The Bank has the ability to refinance any advance coming due with the FHLB of Chicago, which it generally does in the normal course of business when the loan portfolio is growing. Should its loan portfolio growth be slower, due to prepayments in its loan portfolio, the Bank will have adequate liquidity to repay its maturing advances. Net savings outflows, if any, as well as expected loan portfolio growth for the remainder of 2004 could also be met by additional advances from the FHLB of Chicago and/or obtaining brokered certificates of deposit or other borrowings. The Company’s unsecured bank term loan and line of credit amounts are repaid in the normal course of business primarily through dividends from the Bank.

Since December 31, 2003, the Bank has experienced a $254.2 million increase in mortgage loan commitments which totaled $815.9 million at March 31, 2004, compared to $561.7 million at December 31, 2003. At March 31, 2004, the Bank had $11.2 million of credit risk related to loans sold to the MPF program with recourse provisions, $62.7 million of loans sold with recourse to other investors and approximately $20.2 million of credit risk related to loans with private mortgage insurance in force.

The following table lists the commitments and contingencies of the Company and the Bank as of March 31, 2004:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(Dollars in thousands)
Mortgage loan commitments	$815,889	815,889	—	—	—
Unused equity lines of credit balances(1)	866,580	25,125	102,739	158,950	579,766
Commercial business lines(1)	128,854	93,978	33,247	958	671
Letters of credit (2)	70,630	22,125	15,029	10,281	23,195
Commercial business loan commitments	18,614	18,614	—	—	—
Recourse provisions	94,058	94,058	—	—	—

Total	$1,994,625	1,069,789	151,015	170,189	603,632

(1)	Balances shown are at the remaining maturity of the commitment.
(2)	Letters of credit include $5.0 million related to land development projects.

Asset/Liability Management

As part of its normal operations, the Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Bank’s exposure to interest rate risk is reviewed at least quarterly by the Bank’s asset/liability management committee (“ALCO”) and the Board of Directors of the Company. The ALCO, which includes certain members of the board of directors and senior management, monitors the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains and determines risk management strategies.

The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive gap would likely result in an improvement in net interest income. Management’s goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management’s decisions based on its expectation of future interest rate trends, as well as the impact of the interest rate risk position of acquired institutions. The Bank’s asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank’s cost of funds, for its own portfolio. Historically, the Bank has generally sold its conforming long-term fixed-rate loan originations in the secondary market in order to improve and maintain its interest rate sensitivity levels.

The Bank, except as noted below, has not used derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy discussed above, management does hedge the Bank’s exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with Fannie Mae, Freddie Mac and the MPF with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate. The Bank also estimates a percentage of fallout when determining the amount of forward commitments to enter into. In addition, the Bank uses U.S. Treasury bond futures contracts to hedge some of the mortgage pipeline exposure. These futures contracts are used to hedge mortgage loan production in those circumstances where loans are not sold forward as described above.

The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at March 31, 2004 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the Office of Thrift Supervision with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although they are considered conservative by the ALCO. Investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities. However, a $400,000 investment with a final maturity of 46 months, but callable in six months or less is categorized in the six months or less category, in anticipation of its call. At March 31, 2004, the Bank had $710.0 million of FHLB advances that contain various put positions exercisable at the option of the FHLB of Chicago. At March 31, 2004, $30 million are shown in the six-month to one-year category and $125 million are shown in the one- to three-year category relating to their put option date based on the expected exercise of the put option by the FHLB of Chicago and the remaining $555 million are shown in the category relating to their final maturities. At March 31, 2004, $150 million of the Bank’s reverse repurchase agreements with final maturities greater than one year were shown on the less than six months category due to their expected call in the current interest rate environment.

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

Though management believes that its asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on the Bank’s operations, a decrease in long term interest rates in the near term may adversely affect the Bank’s operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long-term interest rates could benefit the Bank’s operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward and new loans at higher rates.

	At March 31, 2004
	6 Months or Less	More Than 6 Months to 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Real estate loans	$812,918	569,824	2,085,301	1,118,366	695,097	5,281,506
Consumer loans	993,373	12,682	23,681	22,601	15,489	1,067,826
Commercial business loans	50,358	23,824	33,958	28,961	2,214	139,315
Mortgage-backed securities	154,495	131,761	327,875	175,700	255,311	1,045,142
Interest-bearing deposits	58,452	—	—	—	—	58,452
Federal funds sold	15,502	—	—	—	—	15,502
Investment securities(1)	538,811	9,737	59,558	130,153	15,229	753,488

Total interest-earning assets	2,623,909	747,828	2,530,373	1,475,781	983,340	8,361,231
Impact of hedging activity(2)	36,696	—	—	—	(36,696)	—

Total net interest-earning assets adjusted for impact of hedging activities	2,660,605	747,828	2,530,373	1,475,781	946,644	8,361,231

Interest-bearing liabilities:
NOW and checking accounts	63,790	58,369	213,632	132,704	281,995	750,490
Money market accounts	809,028	—	—	—	—	809,028
Passbook accounts	115,590	105,480	386,055	239,808	509,592	1,356,525
Certificate accounts	949,495	491,335	668,073	129,765	14,540	2,253,208
FHLB advances	411,092	290,705	936,840	400,000	80,000	2,118,637
Other borrowings	232,523	30,170	218	33	257	263,201

Total interest-bearing liabilities	2,581,518	976,059	2,204,818	902,310	886,384	7,551,089

Interest sensitivity gap	$79,087	(228,231)	325,555	573,471	60,260	810,142

Cumulative gap	$79,087	(149,144)	176,411	749,882	810,142

Cumulative gap assets as a percentage of total assets	.87%	(1.64)	1.94	8.26	8.92
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	103.06%	95.81	103.06	111.25	110.73

At December 31, 2003
Cumulative gap	$104,689	(142,378)	173,705	565,136	756,617

Cumulative gap assets as a percentage of total assets	1.17%	(1.59)	1.94	6.33	8.47
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	104.26%	95.89	103.07	108.53	110.16

(1)	Includes $390.9 million of stock in FHLB of Chicago in 6 months or less.
(2)	Represents forward commitments to sell long-term fixed-rate mortgage loans.

Regulatory Capital. Savings associations must satisfy three different measures of capital adequacy: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio. The minimum level required for each of these capital standards is established by regulation. The Company has managed its balance sheet so as to reasonably exceed these minimums. The acquisitions of Fidelity and St. Francis did not have a significant impact on capital adequacy levels.

At March 31, 2004 and December 31, 2003, the Bank exceeded all of the minimum capital requirements as follows:

	March 31, 2004		December 31, 2003
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$906,344	10.05%	$896,783	10.10%

Tangible capital	$621,678	7.11%	$615,582	7.16%
Tangible capital requirement	131,129	1.50	129,000	1.50

Excess	$490,549	5.61%	$486,582	5.66%

Core capital	$621,678	7.11%	$615,582	7.16%
Core capital requirement	349,677	4.00	343,999	4.00

Excess	$272,001	3.11%	$271,583	3.16%

Core and supplementary capital	$645,587	11.43%	$640,413	11.45%
Risk-based capital requirement	451,836	8.00	443,732	8.00

Excess	$193,751	3.43%	$196,681	3.45%

Total Bank assets	$9,028,071		$8,882,976
Adjusted total Bank assets	8,741,935		8,599,968
Total risk-weighted assets	5,935,081		5,875,087
Adjusted total risk-weighted assets	5,647,945		5,592,079

A reconciliation of consolidated stockholder’s equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Stockholder’s equity of the Bank	$906,344	896,783
Goodwill and core deposit intangibles	(275,537)	(276,549)
Non-permissible subsidiary deduction	(326)	(252)
Non-includable mortgage servicing rights	(2,381)	(2,413)
Regulatory capital adjustment for available for sale securities	(6,422)	(1,987)
Recourse on loan sales	(10,486)	(9,682)
General loan loss reserves	34,395	34,513

Core and supplementary capital	$645,587	640,413

Outlook for the Balance of 2004

The Company currently expects earnings for 2004 to be in the range of $3.45 to $3.55 per diluted share, or an increase of 6-9% over 2003. The Company’s projections for 2004 assume balance sheet growth in the 9-11% range with more growth coming in lower yielding adjustable-rate mortgage loans and equity lines of credit than expected at the beginning of the year. In addition, the Company expects less deposit growth than expected at the beginning of the year. This will result in more of the earning asset growth being funded with higher cost wholesale borrowings. Mortgage loan originations are expected to be significantly lower during the year because of reduced refinancing activity. Due to the market shifting toward adjustable rate loans, the Company expects lower loan sale volumes and reduced margins for 2004 compared to 2003. Assuming modest Federal Reserve tightening in the second half of 2004 and in light of expected changes in loan and funding mix, management expects the net interest margin to be in a range of 3.00%-3.10%. The Company is experiencing slower growth in deposit account service fee revenues than expected at the beginning of the year and is currently estimating income from real estate operations in the range of $9.0-$10.5 million for 2004, with the income heavily weighted in the fourth quarter of the year and dependent on receiving final approval on the Springbank project in the next thirty days. The projections also assume a strong housing purchase market, continued good credit quality, completion of the Company’s previously authorized stock buyback program, and successful conversion and integration of St. Francis’ systems in late May 2004. The majority of expected cost savings related to the St. Francis merger will not begin to be realized until the second half of 2004. Based on these timing expectations and projection of loan originations, loan sales and income from real estate development, management expects that earnings will be stronger in the second half of 2004. Due to the timing of the St. Francis data processing conversion, and expenses relating to management personnel and infrastructure added to accommodate the Company’s growth, it is expected that the Company’s efficiency ratio will be near 51% for 2004 before trending back down in 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A quantitative and qualitative analysis about market risk is included in the Company’s December 31, 2003 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of March 31, 2004 since December 31, 2003. See “Asset/Liability Management” in Item 2, for a further discussion of the Company’s interest rate sensitivity gap analysis.

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

Part II - Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company’s current stock repurchase plan, announced in May 2003, authorizes the purchase of up to 1.6 million shares of common stock. At March 31, 2004, 529,500 shares remain to be repurchased under the plan. The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of the Company’s common stock within the first quarter of the fiscal year ended December 31, 2004.(1)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
January 1, 2004 through January 31, 2004	10,000	$41.85	10,000	785,000

February 1, 2004 through February 29, 2004	65,500	43.31	65,500	719,500

March 1, 2004 through March 31, 2004	190,000	42.85	190,000	529,500

Total	265,500	$42.93	265,500	529,500

(1)	The table does not reflect 28,584 shares purchased pursuant to surrender of shares in payment of option exercise price and withholding tax.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s September 30, 2003 Form 10-Q.)

Exhibit No. 10. Material Contracts.

(i)	Amendment dated March 23, 2004 to the Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba.*+

Exhibit No. 31.1.	Certification of Chief Executive Officer.+

Exhibit No. 31.2.	Certification of Chief Financial Officer.+

Exhibit No. 32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+	Filed herewith.

(b) Reports on Form 8-K.

On January 27, 2004, MAF Bancorp, Inc. filed a Current Report on Form 8-K/A to amend the Form 8-K previously filed to announce completion of the acquisition of St. Francis Capital Corporation. The amendment included the pro forma financial information relating to the acquisition of St. Francis Capital Corporation.

On January 28, 2004, MAF Bancorp, Inc. filed a Current Report on Form 8-K (Item 12) announcing its 2003 fourth quarter earnings results, and a copy of the press release was included as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp. Inc.
(Registrant)

Date: May 7, 2004	By:	/s/ Allen H. Koranda
Allen H. Koranda
Chairman of the Board and
Chief Executive Officer

Date: May 7, 2004	By:	/s/ Jerry A. Weberling
Jerry A. Weberling
Executive Vice President and
Chief Financial Officer