Form 10-Q
period 2004-06-30
MAF BANCORP INC
filed 2004-08-09
CIK 854662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, was 32,618,512 at August 5, 2004.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$134,051	144,290
Interest-bearing deposits	116,443	57,988
Federal funds sold	64,410	19,684

Total cash and cash equivalents	314,904	221,962

Investment securities available for sale, at fair value	347,833	365,334
Stock in Federal Home Loan Bank of Chicago, at cost	366,681	384,643
Mortgage-backed securities available for sale, at fair value	874,052	971,969
Mortgage-backed securities held to maturity (fair value of $98,300)	101,296	—
Loans receivable held for sale	106,831	44,511
Loans receivable, net of allowance for losses of $34,721 and $34,555	6,624,098	6,324,596
Accrued interest receivable	32,822	31,168
Foreclosed real estate	2,204	3,200
Real estate held for development or sale	38,416	32,093
Premises and equipment, net	132,434	122,817
Goodwill	262,443	262,488
Intangibles	37,369	38,189
Other assets	133,245	130,615

	$9,374,628	8,933,585

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$5,673,046	5,580,455
Borrowed funds	2,612,099	2,299,427
Advances by borrowers for taxes and insurance	49,952	41,149
Accrued expenses and other liabilities	133,467	110,950

Total liabilities	8,468,564	8,031,981

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,121,465 and 33,063,853 shares issued; 32,667,915 and 33,063,853 shares outstanding	331	331
Additional paid-in capital	497,663	495,747
Retained earnings, substantially restricted	435,897	402,402
Accumulated other comprehensive income (loss), net of tax	(9,823)	2,109
Stock in Gain Deferral Plan; 243,052 and 240,879 shares	1,109	1,015
Treasury stock, at cost; 453,550 shares at June 30, 2004	(19,113)	—

Total stockholders’ equity	906,064	901,604

	$9,374,628	8,933,585

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans receivable	$84,002	64,304	166,910	131,289
Mortgage-backed securities held to maturity	1,174	—	1,174	—
Mortgage-backed securities available for sale	8,535	2,734	17,547	6,257
Investment securities available for sale	8,904	5,497	18,426	10,842
Interest-bearing deposits and federal funds sold	763	1,390	1,328	2,563

Total interest income	103,378	73,925	205,385	150,951

Interest expense:
Deposits	17,353	14,855	34,606	31,817
Borrowed funds	20,855	18,507	41,580	37,516

Total interest expense	38,208	33,362	76,186	69,333

Net interest income	65,170	40,563	129,199	81,618
Provision for loan losses	280	—	580	—

Net interest income after provision for loan losses	64,890	40,563	128,619	81,618
Non-interest income:
Gain (loss) on sale or writedown of:
Loans receivable held for sale	1,676	8,254	3,456	15,802
Mortgage-backed securities	—	—	489	5,352
Investment securities	(32)	285	2,802	(5,427)
Foreclosed real estate	50	302	196	233
Income from real estate operations	2,509	1,687	3,611	3,322
Deposit account service charges	8,721	5,960	16,577	11,399
Loan servicing fee income (expense)	(115)	(2,040)	126	(3,416)
Valuation recovery (allowance) of mortgage servicing rights	1,200	(940)	1,755	(940)
Brokerage commissions	1,002	648	2,098	1,379
Other	4,071	2,817	8,367	5,284

Total non-interest income	19,082	16,973	39,477	32,988

Non-interest expense:
Compensation and benefits	24,006	15,654	49,640	31,292
Office occupancy and equipment	6,722	3,453	13,225	6,984
Advertising and promotion	2,594	1,777	5,001	3,098
Data processing	2,289	992	4,407	1,965
Other	8,842	4,498	18,330	9,331
Amortization of core deposit intangibles	731	370	1,471	749

Total non-interest expense	45,184	26,744	92,074	53,419

Income before income taxes	38,788	30,792	76,022	61,187
Income tax expense	12,818	11,253	25,258	22,360

Net income	$25,970	19,539	50,764	38,827

Basic earnings per share	$.79	.84	1.54	1.67

Diluted earnings per share	$.77	.82	1.50	1.63

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2004
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock in gain deferral plan	Treasury stock	Total
Balance at December 31, 2003	$331	495,747	402,402	2,109	1,015	—	901,604

Comprehensive income:
Net income	—	—	50,764	—	—	—	50,764
Other comprehensive income, net of tax:
Unrealized holding loss during the period	—	—	—	(9,298)	—	—	(9,298)
Less: reclassification adjustment of realized gain included in net income	—	—	—	(2,634)	—	—	(2,634)

Total comprehensive income	—	—	50,764	(11,932)	—	—	38,832

Exercise of 216,054 stock options, issuing 57,612 new shares and reissuance of 158,442 shares of treasury stock	—	1,162	(3,458)	—	—	5,191	2,895
Tax benefits from stock-related compensation	—	754	—	—	—	—	754
Purchase of 575,000 shares of treasury stock	—	—	—	—	—	(24,304)	(24,304)
Cash dividends declared ($.42 per share)	—	—	(13,811)	—	—	—	(13,811)
Dividends paid to gain deferral plan	—	—	—	—	94	—	94

Balance at June 30, 2004	$331	497,663	435,897	(9,823)	1,109	(19,113)	906,064

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$50,764	38,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,557	3,678
Provision for loan losses	580	—
FHLB of Chicago stock dividend	(12,038)	(7,783)
Deferred income tax (benefit) expense	13,564	(4,658)
Amortization of core deposit intangibles	1,471	749
Amortization of premiums, discounts, and deferred loan fees	(6,558)	2,891
Amortization and valuation recovery of mortgage servicing rights, net	2,847	7,662
Net gain on sale of loans receivable held for sale	(3,456)	(15,802)
Net gain on sale of investment securities and mortgage-backed securities	(3,291)	(8,057)
Other than temporary impairment write-down on investment securities	—	8,132
Net gain on real estate held for development or sale	(3,611)	(3,322)
(Increase) decrease in accrued interest receivable	(1,654)	4,719
Net increase in other assets and liabilities	6,926	9,063
Loans purchased for sale	(7,125)	—
Loans originated for sale	(446,624)	(805,191)
Sale of loans originated and purchased for sale	393,013	891,568

Net cash provided by (used in) operating activities	(8,635)	122,476

Investing activities:
Loans originated for investment	(1,727,475)	(1,642,309)
Principal repayments on loans receivable	1,323,674	1,399,794
Principal repayments on mortgage-backed securities	162,380	115,048
Proceeds from maturities of investment securities available for sale	66,680	59,678
Proceeds from sale or redemption of:
Investment securities available for sale	43,034	48,162
Mortgage-backed securities available for sale	18,576	151,708
Real estate held for development or sale	11,873	11,607
Stock in FHLB of Chicago	30,000	—
Purchases of:
Investment securities available for sale	(94,695)	(72,875)
Mortgage-backed securities available for sale	(95,544)	(133,013)
Stock in FHLB of Chicago	—	(30,000)
Real estate held for development or sale	(10,174)	(11,683)
Premises and equipment	(14,891)	(9,325)
Proceeds from acquisitions, net of cash acquired	—	7,968

Net cash used in investing activities	$(286,562)	(105,240)

(continued)

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-(continued)

(Dollar in thousands)

(Unaudited)

	Six Months Ended
	2004	2003
Financing activities:
Proceeds from FHLB of Chicago advances	$830,000	—
Repayment of FHLB of Chicago advances	(648,125)	(85,500)
Net change in other borrowings	137,287	—
Net addition of deposits	94,062	77,266
Increase in advances by borrowers for taxes and insurance	8,803	(369)
Proceeds from exercise of stock options	3,223	1,174
Purchase of treasury stock	(24,304)	(5,428)
Cash dividends paid	(12,807)	(7,602)

Net cash provided by (used in) financing activities	388,139	(20,459)

Increase (decrease) in cash and cash equivalents	92,942	(3,223)
Cash and cash equivalents at beginning of period	221,962	262,680

Cash and cash equivalents at end of period	$314,904	259,457

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$64,521	69,958
Income taxes	7,262	25,477
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	2,290	1,910
Loans receivable swapped into mortgage-backed securities	$129,596	130,897

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), and Mid America Bank, fsb including its subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), for the three and six month periods ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

(2) Earnings Per Share

Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options and restricted stock units are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they have a dilutive effect. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:

	Three Months Ended June 30,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$25,970	32,740,881	$.79	$19,539	23,274,342	$.84

Effect of dilutive securities:
Stock options and restricted stock units		823,164			583,546

Diluted earnings per share:
Income available to common shareholders	$25,970	33,564,045	$.77	$19,539	23,857,888	$.82

	Six Months Ended June 30,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$50,764	32,902,361	$1.54	$38,827	23,287,507	$1.67

Effect of dilutive securities:
Stock options and restricted stock units		845,546			567,529

Diluted earnings per share:
Income available to common shareholders	$50,764	33,747,907	$1.50	$38,827	23,855,036	$1.63

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(3) Commitments and Contingencies

At June 30, 2004, the Bank had outstanding commitments to originate loans of $673.4 million, of which $264.6 million were fixed-rate loans and $408.8 million were adjustable-rate loans. Prospective borrowers had locked the interest rate on $163.7 million of these commitments, of which $63.0 million were fixed-rate loans, with rates ranging from 4.0% to 8.25%, and $100.7 million were adjustable rate loans with rates ranging from 3.375% to 7.5%. The interest rates on the remaining commitments of $509.7 million float at current market rates. At June 30, 2004, the Bank had outstanding forward commitments to sell $82.8 million of fixed-rate mortgage loans and $62.6 million of adjustable-rate mortgage loans. At June 30, 2004, the Bank also had outstanding commitments to originate $118.9 million of floating rate equity lines of credit.

At June 30, 2004, the Bank had outstanding standby letters of credit totaling $57.2 million. Of this amount $43.4 million is comprised of letters of credit to enhance developers’ industrial revenue bond financings of commercial real estate in the Bank’s market. Additionally, the Company had outstanding standby letters of credit totaling $4.9 million related to real estate development improvements.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit, represent the amounts of potential accounting loss should the loan be originated or the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. At June 30, 2004, the Bank had $12.2 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $52.0 million of loans sold with recourse to other investors, and approximately $21.5 million of credit risk related to loans with private mortgage insurance in force.

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

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(6) Segment Information

The Company utilizes the “management approach” for segment reporting. This approach is based on the way that management of the Company organizes segments for making operating decisions and assessing performance. The Company operates two separate lines of business. The Banking segment includes lending, deposit gathering and offering other financial services mainly to individuals and businesses. Land development consists primarily of acquiring, obtaining necessary zoning and regulatory approvals and improving raw land into developed residential lots for sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the tables below:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Banking	Land Development	Consolidated Total	Banking	Land Development	Consolidated Total
	(In thousands)			(In thousands)
Interest income	$103,378	—	103,378	73,925	—	73,925
Interest expense	38,208	—	38,208	33,362	—	33,362

Net interest income	65,170	—	65,170	40,563	—	40,563
Provision for loan losses	280	—	280	—	—	—
Non-interest income	16,573	2,509	19,082	15,286	1,687	16,973
Non-interest expense	45,062	122	45,184	26,411	333	26,744

Income before income taxes	36,401	2,387	38,788	29,438	1,354	30,792
Income tax expense	11,869	949	12,818	10,215	538	11,253

Net income	$24,532	1,438	25,970	18,723	816	19,539

Average assets	$9,203,938	34,167	9,238,105	5,944,882	21,716	5,966,598

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Banking	Land Development	Consolidated Total	Banking	Land Development	Consolidated Total
	(In thousands)			(In thousands)
Interest income	$205,385	—	205,385	150,951	—	150,951
Interest expense	76,186	—	76,186	69,333	—	69,333

Net interest income	129,199	—	129,199	81,618	—	81,618
Provision for loan losses	580	—	580	—	—	—
Non-interest income	35,866	3,611	39,477	29,666	3,322	32,988
Non-interest expense	91,829	245	92,074	52,712	707	53,419

Income before income taxes	72,656	3,366	76,022	58,572	2,615	61,187
Income tax expense	23,920	1,338	25,258	21,321	1,039	22,360

Net income	$48,736	2,028	50,764	37,258	1,576	38,827

Average assets	9,053,977	33,776	9,087,753	5,926,764	19,626	5,946,390

(7) Goodwill and Intangible Assets

Goodwill had a net carrying amount of $262.4 million at June 30, 2004. The Company evaluates goodwill for impairment at least annually. An evaluation was completed as of May 31, 2004. No impairment was deemed necessary as a result of the Company’s analysis.

All of the Company’s goodwill is in the banking segment. For the six months ended June 30, 2004 compared to December 31, 2003, the balance of goodwill decreased by $45,000 due to adjustments related to amounts recorded in connection with previous acquisitions.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

The changes in the net carrying amounts of intangible assets are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2003	$14,061	24,128	38,189
Additions	—	3,499	3,499
Amortization expense	(1,471)	(4,603)	(6,074)
Valuation recovery	—	1,755	1,755

Balance at June 30, 2004	$12,590	24,779	37,369

The following is a summary of intangible assets subject to amortization:

	As of June 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$24,570	(11,980)	12,590	24,570	(10,509)	14,061
Mortgage servicing rights(1)	29,269	(4,490)	24,779	26,988	(2,860)	24,128

Total	$53,839	(16,470)	37,369	51,558	(13,369)	38,189

(1)	The carrying amounts for June 30, 2004 and December 31, 2003 are net of impairment reserves of $488,000 and $2.2 million, respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the six months ended June 30, 2004 and estimates for the six months ending December 31, 2004 and five years thereafter are as follows. These estimates are based on the net carrying amount of the Bank’s core deposit intangibles and mortgage servicing rights as of June 30, 2004.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the six months ended June 30, 2004	$1,471	4,603
Estimated Amortization Expense:
For the six months ending December 31, 2004	1,456	3,000

For the Year Ending:
December 31, 2005	2,500	4,700
December 31, 2006	1,900	3,900
December 31, 2007	1,300	3,400
December 31, 2008	1,200	3,000
December 31, 2009	1,100	2,800

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(8) Stock Option Plans

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its awards under stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans applying the alternative method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$25,970	19,539	50,764	38,827
Deduct: total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	782	810	1,564	1,612

Pro-forma net income	$25,188	18,729	49,200	37,215

Basic Earnings per Share
As Reported	.79	.84	1.54	1.67
Pro-forma	.77	.80	1.49	1.60
Diluted Earnings Per Share
As Reported	.77	.82	1.50	1.63
Pro-forma	.77	.80	1.49	1.60

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

	Three Months Ended June 30,				Six Months Ended June 30,
	SERP		Long Term Medical		SERP		Long Term Medical
	2004	2003	2004	2003	2004	2003	2004	2003
	(Dollars in thousands)
Service cost	$168	139	25	16	336	278	49	31
Interest cost	77	64	25	17	154	128	51	34
Amortization of unrecognized net transition obligation	—	—	2	2	—	—	3	3
Unrecognized net loss	—	—	6	4	—	—	13	10

Net periodic benefit cost	$245	203	58	39	490	406	116	78

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

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), “Application of Accounting Principles to Loan Commitments.” SAB 105 prohibits the

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

inclusion of estimated servicing cash flows and internally-developed intangible assets within the valuation of interest rate lock commitments under Statement of Financial Accounting Standard No. 133. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. The Bank adopted SAB 105 effective April 1, 2004 resulting in a decrease in gain on loan sales of $765,000 during the quarter ended June 30, 2004. The Bank previously included a portion of the value of the associated servicing cash flows when recognizing saleable loan commitments at inception and throughout their life. This impact will not affect the ongoing economic value of this business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected overhead, infrastructure and compliance costs needed to support growth in the Company, difficulties implementing the Company’s business model in the Milwaukee area markets, unanticipated changes in interest rates or flattening of the yield curve, demand for loan products, unanticipated changes in secondary mortgage market conditions or the market for mortgage servicing rights, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, difficulties or delays in completing the acquisition of Chesterfield Financial Corp. (“Chesterfield”), higher than expected costs or unanticipated difficulties associated with the integration of Chesterfield into the Company, deteriorating economic conditions which could result in increased delinquencies in the Company’s or Chesterfield’s loan portfolio, the quality or composition of the Company’s or Chesterfield’s loan or investment portfolios, demand for financial services and residential real estate in the Company’s or Chesterfield’s market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

MAF Bancorp, Inc. (“Company”) is a registered savings and loan holding company incorporated under the laws of the state of Delaware. The Company engages in banking activities through its subsidiary, Mid America Bank, fsb (“Bank”), and residential land development business through its subsidiary, MAF Developments, Inc.

The Bank offers various financial services to its retail and business banking customers through a network of 67 branches in Illinois and southeastern Wisconsin. The Illinois franchise is comprised of 44 branches in the Chicago metropolitan area, including 16 locations in the City of Chicago, a strong presence in suburban western Cook County and DuPage County, an increasing penetration of the rapidly-growing Will and Kane counties, as well as a presence in the north and southwest suburbs of Chicago. In Wisconsin, the Bank serves communities in Milwaukee and Waukesha counties and portions of Ozaukee, Washington and Walworth Counties through 23 retail branches under the name of St. Francis Bank, a division of Mid America Bank, fsb. The Bank currently has plans to open four to five de novo branches over the next six to twelve months as it continues to expand its presence in the Chicago and Milwaukee metropolitan areas. The Bank’s principal lending activity has traditionally been one-to four-family residential loans. To an increasing extent, the Bank also makes multi-family mortgage, commercial, residential construction, land acquisition and development and a variety of consumer loans. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium sized businesses in its primary market areas. The 2003 acquisitions of Fidelity Bancorp (“Fidelity”) and St. Francis Capital Corporation (“St. Francis”), in particular, have significantly changed the asset mix and expanded the lending focus of the Bank. These acquisitions added a large amount of multi-family, commercial real estate, construction, land loans and commercial business loans, and a lesser amount of one- to four-family loans to the Bank’s portfolio. Through various wholly-owned subsidiaries, the Bank also provides general insurance services, investment services and securities brokerage primarily to the Bank’s loan customers. In addition, the Bank operates an investment subsidiary and a subsidiary engaged in investment in affordable housing projects. The Bank also operates a captive reinsurance company, which shares in a portion of mortgage insurance premiums received by certain mortgage insurance companies on the Bank’s mortgage loan originations in return for assuming some of the risk of loss.

On June 5, 2004, the Company announced that it had reached an agreement to acquire Chesterfield Financial Corporation in a 65% cash and 35% stock transaction valued at approximately $128.5 million. As previously disclosed, the Company expects the transaction to close in the fourth quarter of 2004 pending regulatory approval and approval by Chesterfield stockholders. At June 30, 2004, Chesterfield had assets of $362 million, deposits of $280 million, stockholders’ equity of $75 million and four banking facilities, two located in the Beverly community on Chicago’s south side and the others in Palos Hills and Frankfort, Illinois, both southwest suburbs of Chicago.

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

Allowance for loan losses. The allowance for loan losses is established through a provision for loan losses to provide a reserve against estimated losses in the Bank’s loans receivable portfolio. The allowance for loan losses reflects management’s estimate of the reserves needed to cover probable losses inherent in the Bank’s loan portfolio. In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3)

specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. An unallocated reserve is maintained to recognize the imprecision of measuring and estimating loss when evaluating reserves for individual loans or categories of loans.

Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. These estimates are impacted by loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. A recovery of $1.8 million was recorded in the first half of 2004 compared to a $940,000 valuation allowance recorded in the prior year period. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances may be necessary, or conversely, the remaining $488,000 valuation allowance could be recovered if changing estimates increase the fair value of mortgage servicing rights.

Real estate held for development. Profits from lot sales in the Company’s real estate developments are based on cash received less the cost of sales per lot, including capitalized interest and an estimate of future costs to be incurred. The estimate of future costs is subject to change and is reviewed on a quarterly basis. Estimates are subject to change for various reasons, including changes in the estimated duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. For those real estate developments that have produced lot sales, changes in estimated future costs are recognized in the period of that change as either a charge or an addition to income from real estate operations. Additionally, management periodically evaluates the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements, in evaluating the net realizable value of a development at the end of a reporting period. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. Currently, the net realizable value of each land development project the Company is engaged in exceeds the recorded cost of the project.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Overview

The following table highlights results of operations of the Company and its subsidiaries for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income	$25,970	19,539	50,764	38,827
Diluted earnings per share	.77	.82	1.50	1.63
Average diluted shares outstanding	33,564,045	23,857,888	33,747,907	23,855,036
Interest rate spread	2.86%	2.59	2.88	2.60
Net interest margin	3.05	2.89	3.08	2.91
Average assets	$9,238,105	5,966,598	9,087,753	5,946,390
Average interest-earning assets	8,539,108	5,613,261	8,401,997	5,599,867
Average loans	6,665,054	4,533,706	6,561,424	4,519,388
Average deposits	5,201,601	3,514,946	5,177,834	3,494,269
Return on average assets(1)	1.12%	1.31	1.12	1.31
Return on average equity(1)	11.40	14.97	11.14	15.03
Efficiency ratio	53.61	46.71	55.67	46.58
Loan originations	$1,295,778	1,392,319	2,196,661	2,448,220
Loan sales	257,492	401,358	390,973	878,976
Gain on sale of loans	1,676	8,254	3,456	15,802

(1)	Annualized.

•	Results for the 2004 periods reflect the completion in the second half of 2003 of the St. Francis and Fidelity acquisitions. While net income increased compared to the prior year periods, earnings per share was impacted by approximately 10.3 million of average additional shares outstanding as a result of the completion of the St. Francis Capital Corporation merger in December 2003 and the Fidelity Bancorp merger in July 2003.

•	The expansion of the spread and net interest margin are attributable to the low interest rate environment present during most of the past twelve months, the positive slope of the U.S. Treasury yield curve, growth in core deposits, as well as due to the acquisitions.

•	Non-interest income for the 2004 periods was impacted by a $6.5 million decrease in gain on sale of mortgage loans due to lower loan sale volumes, narrower profit margins and a $765,000 reduction due to a change in accounting.

•	Non-interest expense includes $880,000 in costs related to the St. Francis systems conversion that was completed on May 31, 2004.

Outlook for the Balance of 2004

The Company currently expects earnings for 2004 to be in the range of $3.20-$3.35 per diluted share. Mortgage loan demand, particularly refinance activity which comprised a significant portion of overall loan volume during 2003 and the beginning of 2004, has dropped significantly following the rise in interest rates during the second quarter. Due to these developments, the Company expects lower mortgage loan volume for the balance of the year and to increase lower-yielding adjustable-rate mortgages in mortgage origination product mix. The Company expects to benefit from lower non-interest expenses in the second half of the year due to completion of the St. Francis systems conversion, although some of this benefit will be offset by higher than previously anticipated costs relating to management personnel and infrastructure improvements to accommodate the growth of the Company, as well as from increased costs associated with compliance with new laws affecting public companies.

As a result of lower projected loan origination volume, the Company currently expects earning asset growth to slow in the balance of 2004 than in the first half of the year. In addition, the Company expects loan sale profits from 1-4 family originations to continue to decline more than originally projected. Income from real estate development activities is projected to be lower than previously estimated because of delays in receiving municipal approvals for the Company’s Springbank development. While the approvals are still expected this year, the delay will postpone some of the previously anticipated sales in this new project until 2005. The Company currently estimates income from real estate development operations to be in the range of $6.0-$9.5 million for 2004.

The Company’s earnings expectations assume a stable housing purchase market, continued good credit quality and completion of the Company’s previously authorized stock buyback program.

Net Interest Income and Net Interest Margin

Net interest income increased to $65.2 million for the three months ended June 30, 2004, from $40.6 million for the three months ended June 30, 2003. The increase is primarily due to a 52.1% increase in interest-earning assets primarily due to the acquisitions of Fidelity and St. Francis in 2003. In addition, the Bank’s interest rate spread and net interest margin were higher during the 2004 three-month period to 2.86% and 3.05%, respectively, from 2.59% and 2.89% for the prior year three-month period. The expansion of the spread and net interest margin are attributable to the low interest rate environment present during most of the past twelve months, the positive slope of the U.S. Treasury yield curve, growth in core deposits, as well as due to the acquisitions. Lower short-term interest rates over this period have enabled the Bank to reduce its cost of interest-bearing liabilities more than the reduction in asset yields, which were reduced as higher-yielding loans receivables were refinanced at lower rates.

The average yield on interest-earning assets declined to 4.85% for the three months ended June 30, 2004, from 5.27% for the three-month period ended June 30, 2003. This decline is primarily attributable to a decline in the yield on loans receivable, as declining long-term Treasury rates led to high levels of prepayments during most of 2003, as well as during the quarter ending June 30, 2004. The Bank reinvested many of these proceeds into lower-yielding hybrid ARM loans, as well as increased balances in home equity lines of credit and business lines tied to the prime rate which have initial rates well below the portfolio yield. The Bank has approximately $1.24 billion of loans tied to the prime rate at June 30, 2004. The addition of $1.3 billion of loans in the St. Francis merger had the effect of lowering the Company’s overall yield because the acquired loan portfolio was marked-to-market at the time of purchase. The yield on mortgage-backed securities was also impacted by higher prepayments. However, while mortgage-backed securities with higher yielding underlying loans have prepaid steadily, the addition of the St. Francis portfolio as of December 2003 helped increase the yield of mortgage-backed securities during 2004. The average yield on mortgage-backed securities during the second quarter of 2004 rose to 3.78% from 3.60% in the year earlier period. The yield on investment securities rose to 3.53% for the three months ended June 30, 2004 from 3.51% for the previous year quarter. Both St. Francis and Fidelity owned significant voluntary excess FHLB stock investments at the time of acquisition, resulting in the Bank’s increased position compared to June 30, 2003. The Bank plans to reduce its stock position in the FHLB of Chicago over the next 6-12 months, which may pressure its net interest margin to the extent the proceeds from the stock redemptions are not reinvested at comparable yields.

The cost of interest-bearing liabilities dropped to 1.99% for the three months ended June 30, 2004 from 2.68% for the three months ended June 30, 2003. The average rate paid on both deposits and borrowed funds have been positively impacted by continued low short-term interest rates, as well as the lower cost funding added in the St. Francis merger. The low short-term interest rate environment over the last 12 months has allowed the Bank to reprice higher-cost maturing certificates of deposits, as well as led the Bank to reduce the amounts paid on passbook and money market accounts relative to the prior year. The combined effects of these actions, along with an increase in the level of core deposits and the impact of the St. Francis merger was a 36 basis point reduction in the Bank’s cost of deposits to an average of 1.34% for the three months ended June 30, 2004 from 1.70% for 2003. Similarly, the 167 basis point reduction in the cost of borrowed funds was due to the impact of the St. Francis merger and maturities of higher cost FHLB of Chicago advances being replaced with lower cost fixed rate borrowings, as well as adjustable rate borrowings indexed to LIBOR and prime. The Bank has increased its use of shorter-term borrowings in its funding mix due to the increase in floating rate loans, primarily in the form of home equity lines of credit and business lines of credit.

Net interest income increased to $129.2 million for the six months ended June 30, 2004, from $81.6 million for the six months ended June 30, 2003. The increase is due to the 50% increase in interest-earning assets. In addition, the Bank’s spread and net interest margin each increased during the 2004 six-month period to 2.88% and 3.08%, respectively, from 2.60% and 2.91% for the prior year six-month period.

The average yield on interest earning assets decreased to 4.89% for the six months ended June 30, 2004 from 5.40% for the 2003 period, primarily due to the lower interest rate environment leading to the prepayment of higher coupon mortgage loans and mortgage-backed securities, and the call of certain high yielding investment securities. Yields on loans receivable decreased to 5.09% for the six months ended June 30, 2004 from 5.81% in 2003, and accounts for the majority of the decline in the overall earning asset yield, due to the size of the portfolio. Although the decline in interest rates led to the call of some investment securities prior to maturity, the yield on investment securities rose 56 basis points for the six months ended June 30, 2004 due to the large increase in FHLB of Chicago stock. Yields for the six months ended June 30, 2004 were 4.97% compared to 4.41% in 2003. The cost of interest bearing liabilities declined 79 basis points to 2.01% for the six months ended June 30, 2004, as lower interest rates allowed most of the Bank’s deposit products to reprice downward. Similarly, the cost of borrowed funds decreased 158 basis points due to maturities of high cost fixed-rate advances and a shortening of duration in the portfolio due to borrowings acquired. Because short-term interest rates have generally been lower, the shorter duration of the borrowings led to much lower costs compared to amounts maturing during 2003 and 2004.

Average Balances/Rates

The following table sets forth certain information relating to the Bank’s consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yield/cost at June 30, 2004 includes fees which are considered adjustments to yield.

	Three Months Ended June 30,						Six Months Ended June 30,
	2004			2003			2004			2003			At June 30, 2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$6,665,054	84,002	5.05%	4,533,706	64,304	5.67%	$6,561,424	166,910	5.09%	$4,519,388	131,289	5.81%	$6,765,650	5.01%
Mortgage-backed securities	1,028,264	9,709	3.78	303,776	2,734	3.60	995,824	18,721	3.76	314,699	6,257	3.98	975,348	4.09
Investment securities	353,957	3,117	3.53	276,457	2,420	3.51	356,547	6,389	3.59	297,255	5,626	3.82	347,833	3.56
Stock in FHLB of Chicago	384,681	5,787	6.03	206,003	3,077	5.99	386,311	12,037	6.32	199,043	5,216	5.31	366,681	6.00
Interest-bearing deposits	65,222	458	2.82	108,037	495	1.84	63,352	781	2.47	114,691	1,058	1.86	116,443	1.17
Federal funds sold	41,930	305	2.92	185,282	895	1.94	38,539	547	2.85	154,791	1,505	1.96	64,410	1.01

Total interest-earning assets	8,539,108	103,378	4.85	5,613,261	73,925	5.27	8,401,997	205,385	4.89	5,599,867	150,951	5.40	8,636,365	4.81
Non-interest earning assets	698,997			353,337			685,756			346,523			738,263

Total assets	$9,238,105			$5,966,598			$9,087,753			$5,946,390			$9,374,628

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Deposits	5,201,601	17,353	1.34	3,514,946	14,855	1.70	5,177,834	34,606	1.34	3,494,269	31,817	1.84	5,205,070	1.44
Borrowed funds	2,502,718	20,855	3.34	1,480,720	18,507	5.01	2,410,809	41,580	3.46	1,502,213	37,516	5.04	2,612,099	3.46

Total interest-bearing liabilities	7,704,319	38,208	1.99	4,995,666	33,362	2.68	7,588,643	76,186	2.01	4,996,482	69,333	2.80	7,817,169	2.12

Non-interest bearing deposits	467,367			312,876			447,099			298,774			467,978
Other liabilities	155,461			135,886			140,932			134,480			183,417

Total liabilities	8,327,147			5,444,428			8,176,674			5,429,736			8,468,564
Stockholders’ equity	910,958			522,170			911,079			516,654			906,064

Liabilities and stockholders’ equity	$9,238,105			$5,966,598			$9,087,753			$5,946,390			$9,374,628

Net interest income/interest rate spread		$65,170	2.86%		$40,563	2.59%		$129,199	2.88%		$81,618	2.60%		2.69%

Net earning assets/net yield on average interest-earning assets	$834,789		3.05%	$617,595		2.89%	$813,354		3.08%	$603,385		2.91%	$819,196	N/A

Ratio of interest-earning assets to interest-bearing liabilities			110.84%			112.36%			110.72%			112.08%		110.48%

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

	Three Months Ended June 30, 2004 Compared to June 30, 2003 Increase (Decrease)			Six Months Ended June 30, 2004 Compared to June 30, 2003 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$27,469	(7,771)	19,698	53,539	(17,918)	35,621
Mortgage-backed securities	6,834	141	6,975	12,823	(359)	12,464
Investment securities	682	15	697	1,103	(340)	763
Stock in FHLB of Chicago	2,688	22	2,710	5,680	1,141	6,821
Interest-bearing deposits	(242)	205	(37)	(564)	287	(277)
Federal funds sold	(906)	316	(590)	(1,454)	496	(958)

Total	36,525	(7,072)	29,453	71,127	(16,693)	54,434

Interest-bearing liabilities:
Deposits	6,097	(3,599)	2,498	12,890	(10,101)	2,789
Borrowed funds	9,926	(7,578)	2,348	18,288	(14,224)	4,064

Total	16,023	(11,177)	4,846	31,178	(24,325)	6,853

Net change in net interest income	$20,502	4,105	24,607	39,949	7,632	47,581

Provision for Loan Losses

The Bank provided $280,000 in provision for loan losses during the second quarter of 2004 compared to no provision in the prior year second quarter. Net recoveries for the three months ended June 30, 2004 were $4,000 compared to $92,000 for the three months ended June 30, 2003. At June 30, 2004, the Bank’s allowance for loan losses was $34.7 million, which equaled .52% of total loans receivable, compared to $34.6 million, or .54% at December 31, 2003, and $19.4 million or .42% at June 30, 2003. The Bank provided $580,000 in provision for loan losses during the six months ended June 30, 2004 compared to no provision in the prior year six-month period. The primary reason for the current year provision was inherent losses in the growth in the loan portfolio during the period.

Non-Interest Income

Non-interest income increased $2.1 million, or 12.4% to $19.1 million in the second quarter of 2004, compared to $17.0 million for the quarter ended June 30, 2003 due to increased mortgage-servicing related income, as well as higher volume of deposit account service charges and brokerage commissions, offset by lower loan sale gains. Last year’s results were highlighted by significant loan sale gains reflecting high loan sale volume occurring during a declining interest rate environment, offset by high loan servicing amortization expenses and impairment of mortgage servicing rights. Non-interest income totaled $39.5 million for the six months ended June 30, 2004, or 19.7% more than the $33.0 million for the previous year period. Gains on the sale of mortgage-backed securities were $489,000 for the current six-month period compared to $5.4 million for the prior year period. The current year period included net gains on the sale of investment securities of $2.8 million compared to $5.4 million of losses from sales and other than temporary write-downs of investment securities in the prior year period.

Loan Sales and Servicing

	Three months ended June 30,			Six months ended June 30,
	2004		2003	2004	2003
	(Dollars in thousands)
Fixed-rate loans sold	$208,089		401,358	336,738	878,976
Adjustable rate loans sold	49,403		–	54,235	–

Total loans sold	$257,492		401,358	390,973	878,976

Loan sale gains	$1,676		8,254	3,456	15,802
Margin on loan sales (1)	65	bp	206	88	180
Loan servicing fee income (expense)	$(115)		(2,040)	126	(3,416)
Valuation recovery (allowance)on mortgage servicing rights	1,200		(940)	1,755	(940)

(1)	Change in accounting treatment during the quarter ended June 30, 2004 resulted in a 30 basis point reduction in margin on loan sales.

A decline in fixed-rate loan refinancing activity and a consumer shift toward adjustable-rate mortgage loans led to reduced volume of loans sold and considerably lower loan sale gains for the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003. The Company began selling some of its adjustable-rate loan originations, of which profits tend to be much less than on sales of fixed-rate loans resulting in an overall lower margin on loan sales. Although slower loan prepayments led to reduced loan sale gains, it also resulted in a decrease in amortization of mortgage servicing rights leading to loan servicing fee expense of $115,000 for the current quarter compared to $2.0 million in the prior year quarter.

The quarter ended June 30, 2004 also includes the adoption of SAB No. 105, which prohibits the inclusion of estimated servicing cash flows within the valuation of interest rate lock commitments under SFAS No. 133 resulting in $765,000 less gain on the sale of loans. The Company previously included a portion of the value of the associated servicing cash flows when recognizing loan commitments at inception and throughout its life. This impact will not affect the ongoing economic value of this business. Slower expected prepayments also led to a $1.2 million recovery of valuation reserves on servicing rights during the three months ended June 30, 2004 and $1.8 million for the six months ended June 30, 2004.

Deposit Account Service Charges

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service charges	$8,721	5,960	16,577	11,399
Growth rate (year over year)	46.3%	7.8	45.4	10.1

	At
	June 30, 2004	December 31,2003	June 30, 2003
Number of checking accounts	238,500	230,600	161,300

Deposit account service fees are up considerably compared to the second quarter of 2003, due to the higher number of accounts from the St. Francis and Fidelity mergers. Considerable competition for checking accounts, particularly in the Chicago market, along with trending higher average per account balances in the Bank’s checking accounts, has significantly slowed the rate of growth in deposit fees per account. In addition, debit card fee income has been negatively impacted by the 2003 VISA lawsuit settlement effective August 1, 2003, that reduced debit card interchange revenue for all banks and the increased use of point of sale debit card transactions that generate lower interchange revenues.

Real Estate Development Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Real Estate development income	$2,509	1,687	3,611	3,322
Residential lot sales	64	31	89	86

	At June 30,
	2004	2003
	(Dollars in thousands)
Pending lot sales at quarter end	10	72
Investment in real estate	$38,416	23,280

A total of 63 of the 64 residential lot sales during the six months ended June 30, 2004 were in the Shenandoah development, where 46 lots remain as of June 30, 2004. The increase in the investment in real estate compared to a year ago relates primarily to the land purchases for the new Springbank joint venture development in Plainfield, Illinois. The Company has been actively pursuing the required zoning and desired plat for this project with the local planning commission and village board since 2002. Subject to receipt of final municipal approvals, development is expected to begin in late 2004 on this project where 1,600 residential lots, 300 multi-family lots and other commercial parcels are planned, with lot sale closings also expected to begin in Springbank in late 2004 or early 2005. The municipal approval process for this project has taken longer than anticipated and any further delays may result in a significant portion of the income for real estate being shifted into 2005 earnings. The Company currently expects income from real estate operations of approximately $2.4—$5.9 million for the second half of 2004.

Securities Sales/Writedowns

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Investment securities:
Net gains on sale/writedowns - total	$(32)	285	2,802	(5,427)
Writedowns	—	—	—	(8,132)
Net gains (losses)on sale	$(32)	285	2,802	2,705

Mortgage-backed securities:
Net gains on sale - total	$—	—	489	5,352

During the six months ended June 30, 2004, the Company sold three investment securities on which it had previously taken other-than-temporary-impairment writedowns in 2002 and 2003. The net gain from the sale of these three securities was $2.7 million. In the first quarter of 2003, the Bank had written two of these securities down by $8.1 million.

Gains on the sale of mortgage-backed securities were $489,000 for the six months ended June 30, 2004 compared to $5.4 million for the prior year period. During the prior year six-month period, the Company swapped into mortgage-backed securities a total of $85.3 million of prepayment-protected fixed-rate mortgages, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities resulting in the gain for that period. These sales were undertaken to improve the Company’s interest rate risk position by lengthening its asset duration to better match the Company’s increased liability duration, as the average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speeds.

Non-Interest Expense

Compared to prior year periods, non-interest expense increased approximately 70% for both the three- and six-month periods ended June 30, 2004. The increases are primarily attributable to growth in operations from the acquisitions of Fidelity and St. Francis in the second half of 2003 as well as five new branches opened since June 2003. Approximately $880,000 in costs related to the completion of the St. Francis systems conversion including software programming costs and incremental compensation and overtime costs is included in the current quarter expense. The Company expects to recognize additional cost savings in the second half of 2004 following the completion of this conversion in May 2004. The table below indicates the composition of non-interest expense for the three- and six-month periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Compensation	$18,536	12,037	38,185	23,721
Employee benefits	5,470	3,617	11,455	7,571

Total compensation and benefits	24,006	15,654	49,640	31,292

Occupancy expense	4,881	2,366	9,442	4,869
Furniture, fixture and equipment expense	1,841	1,087	3,783	2,115
Advertising and promotion	2,594	1,777	5,001	3,098
Data processing	2,289	992	4,407	1,965
Amortization of core deposit intangibles	731	370	1,471	749
Other expenses:
Professional fees	1,222	569	2,350	1,093
Stationery, brochures and supplies	892	518	1,731	1,043
Postage	780	526	1,559	1,049
Telephone	761	512	1,490	1,005
Fraud and bad check write-offs	456	356	1,521	808
Correspondent banking services	376	271	837	544
Title fees, recording fees and credit report expense	414	291	845	525
OTS assessment fees	327	224	654	447
Security expense	375	191	711	357
Courier service	208	64	383	125
Insurance costs	415	182	835	311
Federal deposit insurance premiums	222	161	449	320
Real estate held for investment expenses(1)	862	—	1,872	—
Other	1,532	633	3,093	1,704

Total other expenses	8,842	4,498	18,330	9,331

	$45,184	26,744	92,074	53,419

(1)	Expenses from SF Equities, a subsidiary of the Bank that invests in affordable housing properties throughout Wisconsin.

Also contributing to the increase in non-interest expense are:

•	The addition of management personnel to facilitate company growth, normal salary increases, higher payroll taxes and medical costs.

•	The consolidation of four loan operation centers into one location will contribute to higher occupancy expense through the third quarter of 2004 before declining, but will improve efficiencies over the long term.

•	Higher advertising and promotion expense due to a more competitive retail banking market, costs related to new product advertising and the launch of advertising in the Milwaukee area as well as higher public relations costs.

•	Data processing costs related to the St. Francis systems conversion, the installation of two new mainframe computers, a new disaster recovery system, increased data processing costs due to branch expansion as well as increased costs related to additional data lines.

•	Higher costs associated with new compliance requirements under new regulations including consulting, recruiting and legal expense as well as salaries and benefits for newly hired managerial staff and other employees.

•	Higher insurance costs primarily due to the renewal at higher premiums of the Company’s directors and officers policy that came off a three-year policy period in June 2003. The increase resulted from the hardening of the insurance market in the post-Enron and post September 11th environment and growth in the Company.

•	The efficiency ratio for the six-month period ending June 30, 2004 was 55.7% compared to 46.6% for the prior year period, which primarily reflects higher costs associated with operating the St. Francis locations prior to the conversion, the impact of the new branch openings and the increased burden of regulatory compliance.

Income Tax Expense

Income tax expense totaled $12.8 million for the three months ended June 30, 2004, equal to an effective income tax rate of 33.0%, compared to $11.3 million or an effective income tax rate of 36.5% for the three months ended June 30, 2003. The decline in the effective income tax rate is primarily due to tax benefits generated from St. Francis Equity Properties’ low income and senior housing projects and to a lesser extent, from the resolution of certain prior years’ income tax matters.

Income tax expense totaled $25.3 million for the six months ended June 30, 2004, equal to an effective income tax rate of 33.2%, compared to $22.4 million or an effective income tax rate of 36.5% for the six months ended June 30, 2003. The same reasons cited for the decline in the effective income tax rate for the current quarter gave rise to the decrease in rate for the six-month period.

Changes in Financial Condition

Total assets of the Company were $9.37 billion at June 30, 2004, an increase of $441.0 million, or 4.9% from $8.93 billion at December 31, 2003. The increase is driven by an increase in loans receivable with continued strong growth in equity lines of credit and demand for single-family loans shifting toward adjustable-rate mortgage loans. The growth in loans receivable was funded primarily with an increase in borrowed funds, and to a lesser extent with deposit growth. Core deposits grew $188.4 million during the six months ended June 30, 2004 due in part to the successful introduction of a new high-rate checking account product. Growth in core deposits was offset by a $95.8 million decrease in certificates of deposit. A summary of significant changes is as follows:

	June 30, 2004	December 31, 2003	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$314,904	221,962	92,942	41.9%
Investment securities	347,833	365,334	(17,501)	(4.8)
Stock in FHLB of Chicago	366,681	384,643	(17,962)	(4.7)
Mortgage-backed securities	975,348	971,969	3,379	0.3
Loans receivable	6,730,929	6,369,107	361,822	5.7
Goodwill and intangibles	299,346	300,677	(1,331)	(0.4)
Other	339,587	319,893	19,694	6.2

Total Assets	$9,374,628	8,933,585	441,043	4.9

Liabilities and Equity:
Deposits	$5,673,046	5,580,455	92,591	1.7
Borrowed Funds	2,612,099	2,299,427	312,672	13.6
Other liabilities	183,419	152,099	31,320	20.6

Total Liabilities	8,468,564	8,031,981	436,583	5.4
Stockholders’ equity	906,064	901,604	4,460	0.5

Total Liabilities and Equity	$9,374,628	8,933,585	441,043	4.9

In addition to the $361.8 million of loans added to the loans receivable portfolio, another $104.6 million of 15-year fixed-rate loans were swapped into a mortgage-backed security and held in portfolio classified as held to maturity.

Loans Receivable. The following table sets forth the composition of the Bank’s loans receivable portfolio in dollar amounts at the dates indicated.

	At
	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Held for investment	$4,028,947	3,930,288	3,924,965	3,644,518	3,488,957
Held for sale	106,831	36,696	44,511	277,792	92,830
Multi-family	648,401	624,304	611,845	469,249	322,437
Commercial	511,553	497,454	508,398	156,562	150,381
Construction	149,263	155,210	149,975	65,400	51,268
Land	78,113	75,910	75,012	39,035	34,918

Total real estate loans	5,523,108	5,319,862	5,314,706	4,652,556	4,140,791

Consumer loans:
Equity lines of credit	1,061,368	977,574	898,452	508,690	467,942
Home equity loans	62,793	61,167	67,119	24,883	23,431
Other	11,831	27,028	38,238	4,439	5,041

Total consumer loans	1,135,992	1,065,769	1,003,809	538,012	496,414

Commercial business loans	134,496	138,122	128,266	31,915	22,279

Total loans receivable	6,793,596	6,523,753	6,446,781	5,222,483	4,659,484
Unearned discounts, premiums and deferred loan fees, net	17,144	14,944	16,614	8,652	2,810
Loans in process	(45,090)	(50,050)	(59,733)	(28,398)	(28,158)
Allowance for loan losses	(34,721)	(34,437)	(34,555)	(21,372)	(19,379)

Loans receivable, net	$6,730,929	6,454,210	6,369,107	5,181,365	4,614,757

One- to four-family mortgage loans as a percentage of total loans	60.9%	60.8	61.6	75.1	76.9

The above table reflects the continuing shift in the loan portfolio mix resulting from the 2003 acquisitions. These acquisitions resulted in further loan diversification away from one- to-four family real estate loans that augmented the diversification efforts begun in 2000 with an increased emphasis on originating equity lines of credit and the formation of a business banking department in 2001. Since December 31, 1999, the concentration in one- to-four family mortgage loans has been reduced from 89.4% to 60.9% at June 30, 2004.

Deposits. The following table sets forth the composition of the deposit portfolio at June 30, 2004 and December 31, 2003. The percent of core deposits to total deposits has increased from 58.2% at December 31, 2003 to 60.6% at June 30, 2004.

	June 30, 2004			December 31, 2003
	Amount	Weighted Average Rate	% of Deposits	Amount	Weighted Average Rate	% of Deposits	Increase (Decrease)
	(Dollars in thousands)
Non-interest bearing checking	$467,976	—	8.2%	$434,935	—	7.8%	$33,041
NOW accounts	863,616.93		15.2	555,675.42		10.0	307,941
Money market accounts	746,668.73		13.2	904,728.78		16.2	(158,060)
Passbook accounts	1,359,385.57		24.0	1,353,881.66		24.2	5,504

Total core deposits	3,437,645.62		60.6	3,249,219.56		58.2	188,426
Certificate accounts	2,235,401	2.41	39.4	2,331,236	2.55	41.8	(95,835)

Total deposits	$5,673,046	1.32%	100.0%	$5,580,455	1.39%	100.0%	$92,591

Borrowed Funds. The following is a summary of the Company’s borrowed funds at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank Advances:
Fixed rate	$2,056,250	3.97	$1,924,375	4.23
Floating rate	230,000	1.35	180,000	1.19

Total FHLB advances	2,286,250	3.71	2,104,375	3.97
Other borrowings	258,263	1.48	120,977	1.55
Unsecured term loan	45,000	2.65	45,000	2.26
Unsecured line of credit	10,000	2.15	10,000	2.17
Unamortized premium	12,586	—	19,075	—

Total borrowed funds	$2,612,099	3.46%	$2,299,427	3.80%

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

The following table sets forth information regarding non-accrual loans, non-accrual investment securities, and foreclosed real estate of the Bank.

	At
	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
	(Dollars in thousands)
Non-performing loans:
Non-accrual loans:
One- to four-family and multi-family loans	$24,206	24,604	27,107	24,198	19,725
Multifamily	1,035	1,338	477	493	25
Commercial real estate	273	1,118	1,504	139	775
Consumer loans	2,755	2,720	3,122	1,709	1,090
Commercial business loans	675	479	577	1,079	776

Total non-performing loans:	$28,944	30,259	32,787	27,618	22,391

Non-accrual investment securities	$—	—	7,697	8,544	9,066

Foreclosed real estate-(One- to four-family)	$2,208	1,920	3,200	520	1,345

Total non-performing assets	$31,152	32,179	43,684	36,682	32,802

Non-performing loans to total loans	.43%	.47	.51	.56	.49

Non-performing loans and foreclosed real estate to total loans and foreclosed real estate	.46%	.49	.56	.57	.52

Total non-performing assets to total assets	.33%	.35	.49	.55	.55

Allowance for loan losses to total loans receivable, exclusive of one- to four-family loans held for sale	.52%	.53	.54	.43	.42

Allowance for loan losses to non-performing loans	119.95%	113.80	105.39	77.38	86.55

Non-performing loans decreased $3.8 million to $28.9 million, or .43% of total loans receivable at June 30, 2004, compared to $32.8 million, or .51% of loans receivable at December 31, 2003, and increased $6.6 million from $22.4 million, or .49% of total loans receivable at June 30, 2003. The increase in the dollar amount of non-performing loans year over year is primarily due to increases in one-to four-family, multi-family and consumer loans acquired in the St. Francis and Fidelity acquisitions and are not indicative of deterioration in overall loan portfolio quality. Non-performing assets were $31.2 million or .33% of total assets at June 30, 2004, compared to $43.7 million or .49% of total assets at December 31, 2003, and $32.8 million or .55% of total assets at June 30, 2003. The decrease in non-performing assets from December 31, 2003 to June 30, 2004 is primarily due to the sale of two non-accrual aircraft related investment securities in the first quarter of 2004.

For the quarter ended June 30, 2004, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $482,000, compared to $400,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $882,000, compared to $772,000 for the six months ended June 30, 2003.

Non-Performing Residential Properties. Ratios for loans secured by one-to-four family residential properties were as follows:

	June 30, 2004	December 31, 2003	June 30, 2003
Percentage of loans receivable secured by residential real estate:

One- to four-family loans	61%	62	77
Multi-family loans	10	9	7
Home equity loans and lines of credit	17	15	11

Total	88%	86	95

Non-performing loans secured by residential real estate as a percentage of total non-performing loans	88%	88	88

Non-performing loans secured by residential real estate with private mortgage insurance or other guarantees	40	42	48
Average loan-to-value of non-performing loans secured by residential real estate without private mortgage insurance or other guarantees	70	65	68

Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions covering all problem assets and requires certain reserves. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful” or “loss.” In addition, a “special mention” category consists of assets, which currently do not expose the Company to a sufficient degree of risk to warrant classification, but do possess deficiencies deserving management’s close attention.

In connection with the filing of its periodic reports with the Office of Thrift Supervision (“OTS”), the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 2004 and December 31, 2003, all of the Bank’s non-performing loans were classified as substandard. In addition, the Bank classified $29.3 million and $6.3 million of commercial and multi-family real estate, land development and commercial business loans on accrual basis as substandard for regulatory purposes at June 30, 2004 and December 31, 2003, respectively. The increase is due to various developments that could affect future loan performance. These loans are generally performing in accordance with the terms of the loan agreement and are adequately secured based on the current value of the underlying collateral. The Bank also classified three affordable housing related real estate projects included in other assets aggregating $1.8 million as substandard for regulatory purposes at June 30, 2004. The Bank also classified portions of other loans totaling $1.4 million and $750,000 as doubtful at June 30, 2004 and December 31, 2003 respectively. Special mention loans at June 30, 2004 and December 31, 2003 totaled $14.0 million and $39.1 million, respectively.

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized in the following table for the six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$34,437	19,471	34,555	19,483
Provision for loan losses	280	—	580	—
Charge-offs	(153)	(97)	(594)	(127)
Recoveries	157	5	180	23

Balance at end of period	$34,721	19,379	34,721	19,379

The allowance for loan losses to total loans at June 30, 2004 was .52%, a decrease from .54% at December 31, 2003, reflecting the change in the mix of the loan portfolio. The allowance for loan losses to non-performing loans increased to 119.95% at June 30, 2004, from 105.39% at December 31, 2003, reflecting the decline in non-performing assets.

Liquidity and Capital Resources

At the holding company level, the Company’s principal sources of funds during the six months ended June 30, 2004 were cash dividends paid by the Bank of $60.0 million. The Company’s principal uses of funds during the six months ended June 30, 2004 were cash dividends to shareholders and stock repurchases. During the six-month period ended June 30, 2004, the Company repurchased 575,000 shares of its common stock at an average price of $42.27 per share, for a total of $24.3 million. For the six-month period ended June 30, 2004, the Company declared common stock dividends of $.42 per share, or $13.8 million.

The Bank’s principal sources of funds are deposits, advances from the FHLB of Chicago, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, other borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Decisions to sell investment securities and other assets are also generally market driven, although the Bank may at times sell these assets for asset/liability management purposes or as a source of liquidity.

The Bank has a concentration in its investment portfolio in stock of the FHLB of Chicago (“FHLBC”). Consistent with plans previously disclosed in its 2003 Form 10-K, the Bank has begun to reduce its investment in FHLBC stock and expects to continue its plan over the next nine to twelve months as the FHLBC approaches implementation of its new capital structure which is currently expected in mid 2005. At June 30, 2004, the Bank had $366.7 million invested in FHLBC stock of which $252.4 million was in excess of the minimum investment required as collateral for its FHLB borrowings as of that date. A significant portion of the excess investment resulted from the Fidelity and St. Francis acquisitions, as they maintained investments in excess of their required minimums due to the high rate of dividends being paid by the FHLBC. The Bank may, at the FHLBC’s discretion, redeem at par any capital stock greater than its required investment or sell it to other FHLBC members. The Bank monitors the financial results and interest rate risk position of the FHLBC on a quarterly basis. On June 30, 2004, the FHLBC announced that it voluntarily entered into a written agreement with its regulator agreeing among other things to implement changes to enhance its risk management, capital management, governance and internal controls practices and procedures, to limit future growth rates and to maintain certain minimum capital levels. FHLBC is currently rated Aaa by Moody’s Investor Services, and AA+ by Standard & Poor’s Corporation.

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

During the six months ended June 30, 2004, the Bank originated loans totaling $2.20 billion compared with $2.45 billion during the same period in 2003. Loan sales, for the six months ended June 30, 2004, were $391.0 million, compared to $879.0 million for the prior year period.

Since December 31, 2003, the Bank has experienced a $111.7 million increase in loan commitments which totaled $673.4 million at June 30, 2004, compared to $561.7 million at December 31, 2003. At June 30, 2004, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. At June 30, 2004, the Bank had up to $12.2 million of credit risk related to loans sold to the MPF program with recourse provisions, $52.0 million of credit risk related to loans sold with recourse to other investors and approximately $21.5 million of credit risk related to loans with private mortgage insurance in force.

The following table lists the commitments and contingencies of the Company and the Bank as of June 30, 2004:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(Dollars in thousands)
New loan commitments	$673,420	673,420	—	—	—
New equity line of credit commitments	118,862	118,862	—	—	—
Unused equity lines of credit balances(1)	921,380	30,253	106,585	86,266	698,276
Commercial business lines(1)	190,912	81,189	76,282	10,010	23,431
Letters of credit (2)	62,140	33,064	28,876	200	—
Recourse provisions	75,659	75,659	—	—	—

Total	$2,042,373	1,012,447	211,743	96,476	721,707

(1)	Balances shown are at the remaining maturity of the commitment.
(2)	Letters of credit include $4.9 million related to land development projects.

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

The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at June 30, 2004 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the OTS with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although they are considered conservative by the ALCO. Investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities. At June 30, 2004, the Bank had $685.0 million of FHLB advances that contain various put positions exercisable at the option of the FHLB of Chicago. At June 30, 2004, $55 million are shown in the less than six-months or less category while $25 million are shown in the six-month to one-year category and $125 million are shown in the one- to three-year category relating to their put option date based on the expected exercise of the put option by the FHLB of Chicago and the remaining $480 million are shown in the category relating to their final maturities. At June 30, 2004, $130 million of the Bank’s reverse repurchase agreements with final maturities greater than one year were shown on the less than six months category due to their expected call in the current interest rate environment.

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

Though management believes that its asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on the Bank’s operations, a decrease in long term interest rates in the near term may adversely affect the Bank’s operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long-term interest rates could benefit the Bank’s operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward and new loans would be originated at higher rates, although the higher rates may also dampen the level of new originations.

	At June 30, 2004
	6 Months or Less	More Than 6 Months to 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Real estate loans	$925,817	643,967	2,098,156	1,102,342	720,438	5,490,720
Consumer loans	1,077,888	6,440	21,714	15,906	15,176	1,137,124
Commercial business loans	97,895	9,660	16,152	7,073	7,026	137,806
Mortgage-backed securities	120,052	101,463	238,178	187,345	328,310	975,348
Interest-bearing deposits	116,443	—	—	—	—	116,443
Federal funds sold	64,410	—	—	—	—	64,410
Stock in FHLB of Chicago	366,681	—	—	—	—	366,681
Investment securities	101,268	10,858	87,195	124,722	23,790	347,833

Total interest-earning assets	2,870,454	772,388	2,461,395	1,437,388	1,094,740	8,636,365
Impact of hedging activity(1)	106,831	—	(28,577)	(35,423)	(42,831)	—

Total net interest-earning assets adjusted for impact of hedging activities	2,977,285	772,388	2,432,818	1,401,965	1,051,909	8,636,365

Interest-bearing liabilities:
NOW and checking accounts	73,407	67,168	245,834	152,706	324,501	863,616
Money market accounts	746,668	—	—	—	—	746,668
Passbook accounts	114,838	105,787	387,178	240,506	511,076	1,359,385
Certificate accounts	959,990	492,587	655,479	112,764	14,581	2,235,401
FHLB advances	535,706	305,994	1,027,136	400,000	30,000	2,298,836
Other borrowings	262,692	143	50,183	28	217	313,263

Total interest-bearing liabilities	2,693,301	971,679	2,365,810	906,004	880,375	7,817,169

Interest sensitivity gap	$283,984	(199,291)	67,008	495,961	171,534	819,196

Cumulative gap	$283,984	84,693	151,701	647,662	819,196

Cumulative gap assets as a percentage of total assets	3.03%	0.90	1.62	6.91	8.74
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	110.54%	102.31	102.52	109.34	110.48

At December 31, 2003
Cumulative gap	$104,689	(142,378)	173,705	565,136	756,617

Cumulative gap assets as a percentage of total assets	1.17%	(1.59)	1.94	6.33	8.47
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	104.26%	95.89	103.07	108.53	110.16

(1)	Represents forward commitments to sell long-term fixed-rate as well as 3-1 and 5-1 adjustable rate mortgages loans.

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

At June 30, 2004 and December 31, 2003, the Bank exceeded all of the minimum capital requirements as follows:

	June 30, 2004		December 31, 2003
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$875,573	9.39%	$896,783	10.10%

Tangible capital	$607,417	6.71%	$615,582	7.16%
Tangible capital requirement	135,852	1.50	129,000	1.50

Excess	$471,565	5.21%	$486,582	5.66%

Core capital	$607,417	6.71%	$615,582	7.16%
Core capital requirement	362,273	4.00	343,999	4.00

Excess	$245,144	2.71%	$271,583	3.16%

Core and supplementary capital	$629,959	10.60%	$640,413	11.45%
Risk-based capital requirement	475,259	8.00	443,732	8.00

Excess	$154,700	2.60%	$196,681	3.45%

Total Bank assets	$9,326,568		$8,882,976
Adjusted total Bank assets	9,056,818		8,599,968
Total risk-weighted assets	6,210,491		5,875,087
Adjusted total risk-weighted assets	5,940,741		5,592,079

A reconciliation of consolidated stockholder’s equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Stockholder’s equity of the Bank	$875,573	896,783
Goodwill and core deposit intangibles	(275,033)	(276,549)
Non-permissible subsidiary deduction	(328)	(252)
Non-includable mortgage servicing rights	(2,478)	(2,413)
Regulatory capital adjustment for available for sale securities	9,683	(1,987)
Recourse on loan sales	(12,137)	(9,682)
General loan loss reserves	34,679	34,513

Core and supplementary capital	$629,959	640,413

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A quantitative and qualitative analysis about market risk is included in the Company’s December 31, 2003 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of June 30, 2004 since December 31, 2003. See “Asset/Liability Management” in Item 2, for a further discussion of the Company’s interest rate sensitivity gap analysis.

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

Part II - Other Information

Item 1. Legal Proceedings. Not applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company’s current stock repurchase plan, announced in May 2003, authorizes the purchase of up to 1.6 million shares of common stock. At June 30, 2004, 220,000 shares remain to be repurchased under the plan. The following table sets forth information in connection with purchases of the Company’s common stock made by, or on behalf of, the Company during the second quarter of the fiscal year ending December 31, 2004.

Period	Total Number of Shares Purchased(1)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2004 through April 30, 2004	217,585	$41.55	217,000	312,500
May 1, 2004 through May 31, 2004	96,418	42.05	92,500	220,000
June 1, 2004 through June 30, 2004	585	43.30	—	220,000

Total	314,588	$41.71	309,500	220,000

(1)	The table reflects 4,503 shares purchased pursuant to surrender of shares in payment of option exercise price and does not include 3,905 shares subject to options surrendered in payment of withholding tax.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Shareholders on April 28, 2004.

(b) The names of each director elected at the Annual Meeting for three-year terms and the voting results are as follows:

	For	Withheld
Terry A. Ekl	24,221,221	6,358,935
Kenneth R. Koranda	24,428,836	6,151,320
Thomas R. Perz	24,199,665	6,380,491
Lois B. Vasto	23,880,370	6,699,786
Jerry A. Weberling	24,344,684	6,235,472

The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

Robert J. Bowles, M.D.	David C. Burba	David J. Drury
Harris W. Fawell	Joe F. Hanauer	Allen H. Koranda
Barbara L. Lamb	F. William Trescott	Raymond S. Stolarczyk
Andrew J. Zych

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No. 2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Agreement and Plan of Merger by and among MAF Bancorp, Inc., Classic Acquisition Corp. and Chesterfield Financial Corp. dated as of June 5, 2004. (Incorporated by reference to exhibit 99.2 to Registrant’s Form 8-K (File No. 0-18121) dated June 5, 2004 and filed with the SEC on June 7, 2004)

Exhibit No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s September 30, 2003 Form 10-Q (File No. 0-18121).)

Exhibit No. 10. Material Contracts.

(i)	Special Termination Agreement dated June 1, 2004, between Mid America Bank, fsb and Jennifer R. Evans.*+

(ii)	Special Termination Agreement dated June 1, 2004, between MAF Bancorp, Inc. and Jennifer R. Evans.*+

Exhibit No. 31.1.	Certification of Chief Executive Officer.+

Exhibit No. 31.2.	Certification of Chief Financial Officer.+

Exhibit No. 32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+	Filed herewith.

(b)	Reports on Form 8-K.

On June 7, 2004, MAF Bancorp, Inc. announced that it had entered into an agreement to acquire Chesterfield Financial Corp. in a cash and stock transaction, and a copy of the press release and merger agreement were included as an exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp. Inc.
(Registrant)

Date: August 9, 2004	By:	/s/ Allen H. Koranda
Allen H. Koranda
Chairman of the Board and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Jerry A. Weberling
Jerry A. Weberling
Executive Vice President and Chief Financial Officer