Form 10-Q
period 2004-09-30
MAF BANCORP INC
filed 2004-11-09
CIK 854662

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 33,559,885 at November 5, 2004.

===============================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q



Part I.  Financial Information                                             Page
-------  ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of September 30, 2004 and December 31, 2003 (unaudited).......  3

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2004 and 2003 (unaudited).............  4

          Consolidated Statement of Changes in Stockholders' Equity
          for the Nine Months Ended September 30, 2004 (unaudited).........  5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2004 and 2003 (unaudited)........  6

          Notes to Consolidated Financial Statements (unaudited) ..........  8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 35

Item 4.   Controls and Procedures.......................................... 36


Part II.  Other Information
-------   -----------------

Item 1.   Legal Proceedings................................................ 36

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...... 36

Item 3.   Defaults Upon Senior Securities.................................. 36

Item 4.   Submission of Matters to a Vote of Security Holders.............. 37

Item 5.   Other Information................................................ 37

Item 6.   Exhibits......................................................... 37

          Signature Page................................................... 38

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                                               2004           2003
                                                                                        ---------------- ---------------
ASSETS
------
Cash and due from banks                                                                 $        118,461        144,290
Interest-bearing deposits                                                                         67,614         57,988
Federal funds sold                                                                                42,767         19,684
                                                                                          --------------  -------------
     Total cash and cash equivalents                                                             228,842        221,962
                                                                                          --------------  -------------
Investment securities available for sale, at fair value                                          345,713        365,334
Stock in Federal Home Loan Bank of Chicago, at cost                                              321,681        384,643
Mortgage-backed securities available for sale, at fair value                                     920,643        971,969
Mortgage-backed securities held to maturity (fair value of $98,544)                               98,617              -
Loans receivable held for sale                                                                    53,830         44,511
Loans receivable, net of allowance for losses of $34,936 and $34,555                           6,716,440      6,324,596
Accrued interest receivable                                                                       33,329         31,168
Foreclosed real estate                                                                             1,135          3,200
Real estate held for development or sale                                                          37,179         32,093
Premises and equipment, net                                                                      133,096        122,817
Goodwill                                                                                         262,368        262,488
Intangibles, net                                                                                  37,345         38,189
Other assets                                                                                     130,596        130,615
                                                                                          --------------  -------------
                                                                                        $      9,320,814      8,933,585
                                                                                          ==============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Deposits                                                                             $      5,640,231      5,580,455
   Borrowed funds                                                                              2,559,229      2,299,427
   Advances by borrowers for taxes and insurance                                                  54,975         41,149
   Accrued expenses and other liabilities                                                        132,434        110,950
                                                                                          --------------  -------------
     Total liabilities                                                                         8,386,869      8,031,981
                                                                                          --------------  -------------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
     shares; none outstanding                                                                          -              -
   Common stock, $.01 par value;
     80,000,000 shares authorized; 33,121,465 and 33,063,853 shares
     issued; 32,649,961 and 33,063,853 shares outstanding                                            331            331
   Additional paid-in capital                                                                    497,981        495,747
   Retained earnings, substantially restricted                                                   452,762        402,402
   Accumulated other comprehensive income, net of tax                                              1,368          2,109
   Stock in Gain Deferral Plan; 244,304 and 240,879 shares                                         1,160          1,015
   Treasury stock, at cost; 471,504 shares at September 30, 2004                                 (19,657)             -
                                                                                          --------------  -------------
     Total stockholders' equity                                                                  933,945        901,604
                                                                                          --------------  -------------
                                                                                        $      9,320,814      8,933,585
                                                                                          ==============  =============

     See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                -----------------------------  ------------------------
                                                                     2004            2003          2004          2003
                                                                --------------  ------------   ------------ -----------
Interest income:
   Loans receivable                                             $      86,135         67,922       253,045      199,211
   Mortgage-backed securities held to maturity                          1,079              -         2,253            -
   Mortgage-backed securities available for sale                        8,750          3,158        26,297        9,415
   Investment securities available for sale                             8,911          6,210        27,337       17,052
   Interest-bearing deposits and federal funds sold                       764            870         2,092        3,433
                                                                  -----------    -----------   -----------  -----------
     Total interest income                                            105,639         78,160       311,024      229,111
                                                                  -----------    -----------   -----------  -----------
Interest expense:
   Deposits                                                            18,908         14,510        53,514       46,327
   Borrowed funds                                                      22,172         18,742        63,752       56,258
                                                                  -----------    -----------   -----------  -----------
     Total interest expense                                            41,080         33,252       117,266      102,585
                                                                  -----------    -----------   -----------  -----------
       Net interest income                                             64,559         44,908       193,758      126,526
Provision for loan losses                                                 350              -           930            -
                                                                  -----------    -----------   -----------  -----------
       Net interest income after provision for loan losses             64,209         44,908       192,828      126,526
Non-interest income:
   Net gain (loss) on sale or writedown of:
     Loans receivable held for sale                                     2,978          7,138         6,434       22,940
     Mortgage-backed securities                                             -            645           489        5,997
     Investment securities                                                  3         (1,516)        2,805       (6,943)
     Foreclosed real estate                                               227             78           423          311
   Income from real estate operations                                   1,650          3,009         5,261        6,332
   Deposit account service charges                                      8,848          6,051        25,425       17,450
   Loan servicing fee income (expense)                                    584         (2,640)          710       (6,056)
Valuation recovery (allowance)
     of mortgage servicing rights                                           -              -         1,755         (940)
   Brokerage commissions                                                1,044            982         3,142        2,361
   Other                                                                4,182          3,276        12,549        8,559
                                                                  -----------    -----------   -----------  -----------
     Total non-interest income                                         19,516         17,023        58,993       50,011
                                                                  -----------    -----------   -----------  -----------
Non-interest expense:
   Compensation and benefits                                           23,083         17,134        72,723       48,426
   Office occupancy and equipment                                       7,420          3,717        20,645       10,701
   Advertising and promotion                                            2,452          1,700         7,453        4,798
   Data processing                                                      1,598          1,036         6,005        3,001
   Other                                                               10,180          5,401        28,510       14,732
   Amortization of core deposit intangibles                               730            421         2,201        1,170
                                                                  -----------    -----------   -----------  -----------
     Total non-interest expense                                        45,463         29,409       137,537       82,828
                                                                  -----------    -----------   -----------  -----------
       Income before income taxes                                      38,262         32,522       114,284       93,709
Income tax expense                                                     12,676         12,016        37,934       34,376
                                                                  -----------    -----------   -----------  -----------
       Net income                                               $      25,586         20,506        76,350       59,333
                                                                  ===========    ===========   ===========  ===========

Basic earnings per share                                        $         .78            .82          2.33         2.48
                                                                  ===========    ===========   ===========  ===========

Diluted earnings per share                                      $         .77            .79          2.27         2.42
                                                                  ===========    ===========   ===========  ===========


     See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                            ACCUMULATED    STOCK IN
                                                     ADDITIONAL               OTHER          GAIN
                                            COMMON    PAID-IN    RETAINED  COMPREHENSIVE   DEFERRAL   TREASURY
                                            STOCK     CAPITAL    EARNINGS   INCOME (LOSS)    PLAN       STOCK     TOTAL
                                           --------  ---------  ---------- -------------   ---------  ---------  -------

Balance at December 31, 2003             $      331    495,747     402,402        2,109       1,015          -    901,604
                                           --------  ---------  ----------    ---------      ------    -------  ---------
Comprehensive income:
   Net income                                     -          -      76,350            -           -          -     76,350
   Other comprehensive income, net
     of tax:
     Unrealized holding gain during
       the period                                 -          -           -        1,457           -          -      1,457
     Less:  reclassification adjustment
       of realized gain included in
       net income                                 -          -           -       (2,198)          -          -     (2,198)
                                           --------  ---------  ----------    ---------      ------    -------  ---------
   Total comprehensive income                     -          -      76,350         (741)          -          -     75,609
                                           --------  ---------  ----------    ---------      ------    -------  ---------
Exercise of 317,166 stock options,
   issuing 57,612 new shares and
   reissuance of 259,554 shares of
   treasury stock                                 -          -      (5,332)           -           -      9,392      4,060
Impact of exercise of acquisition
   carry-over options                             -      1,162           -            -           -          -      1,162
Tax benefits from stock-related
   compensation                                   -      1,072           -            -           -          -      1,072
Purchase of 693,600 shares of
   treasury stock                                 -          -           -            -           -    (29,049)   (29,049)
Cash dividends declared ($.63 per share)          -          -     (20,658)           -           -          -    (20,658)
Dividends paid to gain deferral plan              -          -           -            -         145          -        145
                                           --------  ---------  ----------    ---------      ------    -------  ---------
Balance at September 30, 2004            $      331    497,981     452,762        1,368       1,160    (19,657)   933,945
                                           ========  =========  ==========    =========      ======    =======  =========


     See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollar in thousands)
                                   (Unaudited)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                           2004              2003
                                                                                       ------------      -----------
Operating activities:
Net income                                                                            $     76,350            59,333
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                        10,032             5,715
       Provision for loan losses                                                               930                 -
       FHLB of Chicago stock dividend                                                      (12,038)          (11,786)
       Deferred income tax (benefit) expense                                                 8,259            (5,530)
Amortization of core deposit intangibles                                                     2,201             1,170
Net amortization of premiums, discounts, and deferred loan fees                            (10,311)            4,231
Amortization and valuation recovery of mortgage servicing rights, net                        4,454            12,040
       Net gain on sale of loans receivable held for sale                                   (6,434)          (22,940)
       Net (gain) loss on sale of investment securities
           and mortgage-backed securities                                                   (3,294)              946
       Net gain on real estate held for development or sale                                 (5,261)           (6,332)
(Increase) decrease in accrued interest receivable                                          (2,161)            5,574
       Net increase (decrease) in other assets and liabilities                               4,405             6,832
   Loans purchased for sale                                                                 (7,125)                -
   Loans originated for sale                                                              (706,784)       (1,464,659)
   Sale of loans originated and purchased for sale                                         707,957         1,371,110
                                                                                      ------------       -----------
         Net cash provided by (used in) operating activities                                61,180           (44,296)
                                                                                      ------------       -----------
Investing activities:
   Loans originated for investment                                                      (2,447,297)       (2,494,587)
   Principal repayments on loans receivable                                              1,951,429         2,212,346
   Principal repayments on mortgage-backed securities                                      214,602           198,426
   Proceeds from maturities of investment securities available for sale                     73,891            86,256
   Proceeds from sale or redemption of:
     Investment securities available for sale                                               48,537            53,219
     Stock in FHLB of Chicago                                                               75,000                 -
     Mortgage-backed securities available for sale                                          18,522           258,810
     Real estate held for development or sale                                               17,382            20,979
   Purchases of:
     Investment securities available for sale                                             (100,748)         (107,687)
     Stock in FHLB of Chicago                                                                    -           (30,000)
     Mortgage-backed securities available for sale                                        (177,940)         (162,704)
     Real estate held for development or sale                                              (10,500)          (20,158)
     Premises and equipment                                                                (19,031)          (18,216)
   Proceeds from acquisitions, net of cash acquired                                              -             8,987
                                                                                       -----------       -----------
         Net cash provided by (used in) investing activities                          $   (356,153)            5,671
                                                                                       -----------       -----------


                                                              (continued)

                       MAF BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (Dollar in thousands)
                                   (Unaudited)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                           2004              2003
                                                                                       ------------      -----------
Financing activities:
   Proceeds from FHLB of Chicago advances                                            $    945,000           175,000
   Repayment of FHLB of Chicago advances                                                 (819,688)         (130,500)
   Net change in other borrowings                                                         143,833           (11,200)
   Net addition of deposits                                                                61,977            68,286
   (Increase) decrease in advances by borrowers for taxes and insurance                    13,826           (20,390)
   Proceeds from exercise of stock options                                                  5,571             3,082
   Purchase of treasury stock                                                             (29,049)          (30,753)
Cash dividends paid                                                                       (19,617)          (11,734)
                                                                                      -----------        -----------
   Net cash provided by financing activities                                              301,853            41,791
                                                                                      -----------        ----------
Increase in cash and cash equivalents                                                       6,880             3,166
Cash and cash equivalents at beginning of period                                          221,962           262,680
                                                                                      -----------        ----------
Cash and cash equivalents at end of period                                           $    228,842           265,846
                                                                                      ===========       ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowed funds                                        $    101,284           101,501
      Income taxes                                                                          7,463            35,803
Summary of non-cash transactions:
      Transfer of loans receivable to foreclosed real estate                                2,989             2,745
      Loans receivable swapped into mortgage-backed securities                       $    147,315           134,419
                                                                                      ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended
September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

     The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company"), Mid America Bank, fsb including its subsidiaries ("Bank") and MAF Developments, Inc. ("MAFD"), for the three and nine month periods ended September 30, 2004 and 2003 and as of September 30, 2004 and December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                      2004                                       2003
                                    ----------------------------------------  ------------------------------------------
                                       INCOME           SHARES      PER-SHARE     INCOME          SHARES       PER-SHARE
                                     (NUMERATOR)     (DENOMINATOR)   AMOUNT     (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                     -----------     -------------  ---------   -----------    -------------   ---------
                                                     (Dollars in thousands, except per share data)
Basic earnings per share:
  Income available to
   common shareholders              $    25,586       32,618,611   $   .78      $   20,506         25,154,529   $   .82
                                                                      ====       =========                         ====
Effect of dilutive securities:
  Stock options and restricted
   stock units                                           750,598                                      670,141
                                                    ------------                                 ------------
Diluted earnings per share:
  Income available to common
   shareholders                     $    25,586       33,369,209   $   .77      $   20,506         25,824,670   $   .79
                                      =========     ============      ====       =========       ============      ====

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                      2004                                       2003
                                    ----------------------------------------  ------------------------------------------
                                       INCOME           SHARES      PER-SHARE     INCOME          SHARES       PER-SHARE
                                     (NUMERATOR)     (DENOMINATOR)   AMOUNT     (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                     -----------     -------------  ---------   -----------    -------------   ---------
                                                     (Dollars in thousands, except per share data)

Basic earnings per share:
  Income available to
   common shareholders              $    76,350       32,807,778   $  2.33      $   59,333         23,909,848   $  2.48
                                                                      ====       =========                         ====
Effect of dilutive securities:
  Stock options and restricted
    stock units                                          813,896                                      601,733
                                                    ------------                                 ------------
Diluted earnings per share:
  Income available to common
   shareholders                      $   76,350       33,621,674   $  2.27      $   59,333         24,511,581    $ 2.42
                                      =========       ==========      ====       =========         ==========     =====

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

(3)  COMMITMENTS AND CONTINGENCIES

     At September 30, 2004, the Bank had outstanding commitments to originate loans of $608.1 million, of which $224.4 million were fixed-rate loans and $383.7 million were hybrid adjustable-rate loans with initial fixed-rate terms of 3, 5 or 7 years. Prospective borrowers had locked the interest rate on $159.3 million of these commitments, of which $66.9 million were fixed-rate loans, with rates ranging from 4.0% to 7.125%, and $92.5 million were adjustable rate loans with rates ranging from 3.0% to 7.0%. The interest rates on the remaining commitments of $448.8 million float at current market rates. At September 30, 2004, the Bank had outstanding forward commitments to sell $79.5 million of fixed-rate mortgage loans and $24.4 million of adjustable-rate mortgage loans. At September 30, 2004, the Bank also had outstanding commitments to originate $130.3 million of floating rate equity lines of credit.

     At September 30, 2004, the Bank had outstanding standby letters of credit totaling $71.3 million. Of this amount $42.2 million is comprised of letters of credit to enhance developers' industrial revenue bond financings of commercial real estate in the Bank's market. Additionally, the Company had outstanding standby letters of credit totaling $4.8 million related to real estate development improvements.

     The Company could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral become worthless.

     At September 30, 2004, the Bank had $12.4 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program ("MPF"), $47.8 million of loans sold with full recourse to other investors, and approximately $23.5 million of credit risk related to reinsurance obligations on loans with private mortgage insurance in force.

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

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

(6) SEGMENT INFORMATION

     The Company utilizes the "management approach" for segment reporting. This approach is based on the way that management of the Company organizes lines of business for making operating decisions and assessing performance. Currently, the Company has two segments. The Banking segment includes lending and deposit gathering operations as well as other financial services offered to individual and business customers. The land development segment consists primarily of land acquisitions, obtaining necessary zoning and regulatory approvals and improving raw land into developed residential lots for sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the tables below:

                                          THREE MONTHS ENDED                              THREE MONTHS ENDED
                                          SEPTEMBER 30, 2004                              SEPTEMBER 30, 2003
                              ---------------------------------------------   ---------------------------------------------
                                                 LAND        CONSOLIDATED                        LAND         CONSOLIDATED
                                  BANKING     DEVELOPMENT        TOTAL            BANKING     DEVELOPMENT         TOTAL
                                  -------     -----------        -----            -------     -----------         -----
                                             (In thousands)                                  (In thousands)
Interest income              $    105,639             -           105,639          78,160             -            78,160
Interest expense                   41,080             -            41,080          33,252             -            33,252
                              -----------       -------       -----------     -----------      --------       -----------
  Net interest income              64,559             -            64,559          44,908             -            44,908
  Provision for loan losses           350             -               350               -             -                 -
Non-interest income                17,866         1,650            19,516          14,014         3,009            17,023
Non-interest expense               45,082           381            45,463          29,062           347            29,409
                              -----------       -------       -----------     -----------      --------       -----------
Income before income taxes         36,993         1,269            38,262          29,860         2,662            32,522
Income tax expense                 12,172           504            12,676          10,960         1,056            12,016
                              -----------       -------       -----------     -----------      --------       -----------
Net income                   $     24,821           765            25,586          18,900          1,606           20,506
                              ===========       =======       ===========     ===========      =========      ===========

Average assets               $  9,272,464        38,287         9,310,751       6,529,986         24,063        6,554,049
                              ===========       =======       ===========     ===========      =========      ===========

                                          NINE MONTHS ENDED                                NINE MONTHS ENDED
                                          SEPTEMBER 30, 2004                              SEPTEMBER 30, 2003
                              ---------------------------------------------   ---------------------------------------------
                                                 LAND        CONSOLIDATED                        LAND         CONSOLIDATED
                                  BANKING     DEVELOPMENT        TOTAL            BANKING     DEVELOPMENT          TOTAL
                                  -------     -----------        -----            -------     -----------          -----
                                             (In thousands)                                   (In thousands)
Interest income              $    311,024             -           311,024         229,111             -           229,111
Interest expense                  117,266             -           117,266         102,585             -           102,585
                              -----------       -------       -----------     -----------      --------       -----------
  Net interest income             193,758             -           193,758         126,526             -           126,526
  Provision for loan losses           930             -               930               -             -                 -
Non-interest income                53,732         5,261            58,993          43,679         6,332            50,011
Non-interest expense              136,368         1,169           137,537          81,774         1,054            82,828
                              -----------       -------       -----------     -----------      --------       -----------
Income before income taxes        110,192         4,092           114,284          88,431         5,278            93,709
Income tax expense                 36,308         1,626            37,934          32,282         2,094            34,376
                              -----------       -------       -----------     -----------      --------       -----------
Net income                   $     73,884         2,466            76,350          56,149         3,184            59,333
                              ===========       =======       ===========     ===========      ========       ===========
Average assets                  9,126,816        35,812         9,162,628       6,130,047        21,122         6,151,169
                              ===========       =======       ===========     ===========      ========       ===========


(7) GOODWILL AND INTANGIBLE ASSETS

     Goodwill had a net carrying amount of $262.4 million at September 30, 2004. The Company evaluates goodwill for impairment at least annually. An evaluation was completed as of May 31, 2004. No impairment was deemed necessary as a result of the Company's analysis.

     All of the Company's goodwill is in the Banking segment. For the nine months ended September 30, 2004 compared to December 31, 2003, the balance of goodwill decreased by $120,000 due to adjustments related to amounts recorded in connection with previous acquisitions.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)


     The changes in the net carrying amounts of intangible assets are as follows:

                                                                                     MORTGAGE
                                                               CORE DEPOSIT         SERVICING
                                                               INTANGIBLES           RIGHTS(1)         TOTAL
                                                              -------------        ------------      ---------
                                                                              (Dollars in thousands)
     Balance at December 31, 2003                              $    14,061             24,128           38,189
       Additions                                                         -              5,811            5,811
       Amortization expense                                         (2,201)            (6,209)          (8,410)
       Valuation recovery                                                -              1,755            1,755
                                                                 ---------          ---------        ---------
     Balance at September 30, 2004                             $    11,860             25,485           37,345
                                                                ==========          =========        =========

     The following is a summary of intangible assets subject to amortization:

                                           AS OF SEPTEMBER 30, 2004                      AS OF DECEMBER 31, 2003
                                   ----------------------------------------     ------------------------------------------
                                     GROSS                           NET           GROSS                           NET
                                    CARRYING      ACCUMULATED     CARRYING        CARRYING      ACCUMULATED      CARRYING
                                     AMOUNT      AMORTIZATION      AMOUNT          AMOUNT      AMORTIZATION       AMOUNT
                                    --------     ------------     --------        --------     ------------      --------
                                                                     (Dollars in thousands)
  Core deposit intangibles         $  24,570         (12,710)       11,860          24,570         (10,509)        14,061
  Mortgage servicing rights(1)        30,822          (5,337)       25,485          26,988          (2,860)        24,128
                                    --------       ---------     ---------        --------       ---------      ---------
       Total                       $  55,392         (18,047)       37,345          51,558         (13,369)        38,189
                                    ========       =========     =========        ========       =========      =========

------------------------
(1) The carrying amounts for September 30, 2004 and December 31, 2003 are net of impairment reserves of $488,000 and $2.2 million, respectively.

     Amortization expense for core deposit intangibles and mortgage servicing rights for the nine months ended September 30, 2004 and estimates for the three months ending December 31, 2004 and five years thereafter are as follows. These estimates are based on the net carrying amount of the Bank's core deposit intangibles and mortgage servicing rights as of September 30, 2004.


                                                      CORE          MORTGAGE
                                                    DEPOSIT        SERVICING
                                                   INTANGIBLES       RIGHTS
                                                   -----------     ----------
                                                     (Dollars in thousands)
AGGREGATE AMORTIZATION EXPENSE:
For the nine months ended September 30, 2004      $   2,201           6,209
ESTIMATED AMORTIZATION EXPENSE:
For the three months ending December 31, 2004           729           1,500

For the Year Ending:
      December 31, 2005                               2,500           4,800
      December 31, 2006                               1,900           4,100
      December 31, 2007                               1,300           3,700
      December 31, 2008                               1,200           3,400
      December 31, 2009                               1,100           3,100
                                                   ========         =======

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)


(8) STOCK OPTION PLANS

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its awards under stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates, using the Black Scholes valuation methodology, for awards under those plans applying the alternative method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:


                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                   -------------------------    ------------------------
                                                                       2004         2003           2004          2003
                                                                   -----------   ----------     ----------    ---------
                                                                        (Dollars in thousands, except per share data)
       Net income, as reported                                     $   25,586       20,506          76,350       59,333
       Deduct: total stock option employee compensation
         expense determined under Black Scholes
         method for all awards, net of related tax effects                806          819           2,799        2,431
                                                                     --------     --------       ---------     --------
       Pro-forma net income                                        $   24,780       19,687          73,551       56,902
                                                                     ========     ========       =========     ========

       Basic Earnings per Share
         As Reported                                                      .78          .82            2.33         2.48
         Pro-forma                                                        .76          .78            2.24         2.38
       Diluted Earnings Per Share
         As Reported                                                      .77          .79            2.27         2.42
         Pro-forma                                                        .76          .78            2.24         2.38
                                                                          ===          ===            ====         ====

(9) POST-RETIREMENT PLANS

     The Bank sponsors a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The Bank also provides employees and directors post retirement medical benefits. The components of the net periodic benefit cost of post-retirement plans are as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------       -------------------------------------
                                                               RETIREMENT                                   RETIREMENT
                                           SERP             MEDICAL BENEFITS            SERP            MEDICAL BENEFITS
                                      ---------------       ----------------       ---------------      ----------------
                                      2004       2003       2004        2003       2004       2003      2004        2003
                                      ----       ----       ----        ----       ----       ----      ----        ----
                                                                      (Dollars in thousands)
Service cost                       $   168        139         25          16        504        417         75        48
Interest cost                           77         64         25          17        231        192         75        51
Amortization of unrecognized
  net transition obligation              -          -          2           2          -          -          6         6
Unrecognized net loss                    -          -          6           5          -          -         18        13
                                     -----      -----      -----       -----      -----      -----      -----     -----
Net periodic benefit cost          $   245        203         58          40        735        609        174       118
                                     =====      =====      =====       =====      =====      =====      =====     =====

(10) NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), "Application of Accounting Principles to Loan Commitments." SAB 105 prohibits the

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)


inclusion of estimated servicing cash flows and internally-developed intangible assets within the valuation of interest rate lock commitments under Statement of Financial Accounting Standard No. 133. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. The Bank adopted SAB 105 effective April 1, 2004 and the adoption did not have a material impact on the financial statements for the three and nine months ended September 30, 2004. The adoption will not affect the ongoing economic value of the business. The Bank previously included a portion of the value of the associated servicing cash flows when recognizing saleable loan commitments at inception and throughout their life.

     In March 2004, the FASB reached a consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere contains, and other periodic reports and press releases of the Company may contain, forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management's outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected overhead, infrastructure and compliance costs, difficulties implementing the Company's business model in the Milwaukee area markets, unanticipated changes in interest rates or further flattening of the yield curve, less than anticipated balance sheet growth, demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, higher than expected costs or unanticipated difficulties associated with the integration of Chesterfield Financial Corp. ("Chesterfield") into the Company, deteriorating economic conditions which could result in increased delinquencies in the Company's loan portfolio, the quality or composition of the Company's loan or investment portfolios, demand for financial services and residential real estate in the Company's market area, unanticipated slowdowns in real estate lot sales or problems in closing pending real estate contracts, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

GENERAL

     MAF Bancorp, Inc. ("Company"), incorporated under the laws of the state of Delaware, is a registered savings and loan holding company. The Company engages in banking activities through its subsidiary, Mid America Bank, fsb ("Bank"), and residential land development business through its subsidiary, MAF Developments, Inc. ("MAFD").

     The Bank offers various financial services to retail and business banking customers through a network of 72 branches in Illinois and southeastern Wisconsin. As of November 1, 2004, the Illinois franchise is comprised of 49 branches in the Chicago metropolitan area, including 16 locations in the City of Chicago, a strong presence in suburban western Cook County and DuPage County, an increasing penetration of the rapidly-growing Will and Kane Counties, as well as a presence in the north and southwest suburbs of Chicago. In Wisconsin, the Bank serves communities in Milwaukee and Waukesha Counties and portions of Ozaukee, Washington and Walworth Counties through 23 retail branches under the name of St. Francis Bank, a division of Mid America Bank, fsb. The Bank currently has plans to open four de novo branches during 2005 as it continues to expand its presence in the Chicago and Milwaukee metropolitan areas. The Bank's principal lending activity has traditionally been one-to four-family residential loans. In 2001, the Bank formed a commercial business lending unit to target lending and deposit relationships with small to medium sized businesses in its primary market areas. To an increasing extent, the Bank also makes multi-family mortgage, commercial real estate, commercial, residential construction, land acquisition and development and a variety of consumer loans. The 2003 acquisitions of Fidelity Bancorp ("Fidelity") and St. Francis Capital Corporation ("St. Francis"), in particular, have significantly changed the asset mix and expanded the lending focus of the Bank. These acquisitions added a large amount of multi-family, commercial real estate, construction, land loans and commercial business loans, and a lesser amount of one- to four-family loans to the Bank's portfolio. Through various wholly-owned subsidiaries, the Bank offers insurance services and investment services to the Bank's loan customers. The Bank also operates a captive reinsurance company, which shares in a portion of mortgage insurance premiums received by certain mortgage insurance companies on the Bank's mortgage loan originations in return for assuming some of the risk of loss.

     Effective October 31, 2004, the Company completed its previously announced acquisition of Chesterfield Financial Corp. ("Chesterfield"). In the transaction, each share of Chesterfield Financial common stock has been converted into the right to receive $20.48 and 0.2536 shares of MAF Bancorp common stock. The aggregate value of the transaction, including stock options, totaled approximately $128.5 million, represented by $85.8 million in cash and approximately 983,000 shares of MAF Bancorp common stock. As part of the transaction, Chesterfield Federal Savings and Loan Association of Chicago, a wholly-owned subsidiary of Chesterfield Financial, has been merged into Mid America Bank, a wholly-owned subsidiary of MAF Bancorp. The merger provides the Bank with three additional locations, in the Beverly neighborhood of Chicago as well as in suburban Palos Hills and Frankfort, Illinois.

     As it has in recent years, the Company expects to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or which allow the Company to expand outside its current primary market areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and may involve earnings per share dilution depending on the Company's timing and success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of financial condition and results of operations of the Company is based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, and are more fully described in Note 1 of the consolidated financial statements found in the Company's Form 10-K for the fiscal year ended December 31, 2003 in "Item 8. Financial Statements and Supplementary Data." The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management's judgment is based on historical experience, terms of existing contracts, market trends, and other information available to management. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity.

     Allowance for loan losses. The allowance for loan losses is established through a provision for loan losses to provide a reserve against estimated losses in the Bank's loans receivable portfolio. The allowance for loan losses reflects management's estimate of adequate reserves to cover probable losses inherent in the Bank's loan portfolio. In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, management considers portfolio concentrations and changes in the mix of the overall portfolio by applying certain loss factors to different categories of loans and allocates specific reserves for certain non-performing loans to the extent less than full collectibility of the loan balance is considered probable. In establishing the loss factors, management considers: (1) subjective factors, including local and general economic business factors and trends, and changes in the size and/or general terms of loans in the portfolio, (2) historical loss experience, and (3) delinquency in the portfolio and the composition of non-performing loans, including the percent of non-performing loans with supplemental mortgage insurance. An unallocated reserve is maintained as considered appropriate to recognize the imprecision of measuring and estimating loss when evaluating reserves for individual loans or categories of loans.

     Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank's estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. These estimates are impacted by loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. A recovery of $1.8 million was recorded in the first nine months of 2004 compared to a $940,000 valuation allowance recorded in the prior year period. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances may be necessary, or conversely, the remaining $488,000 valuation allowance could be recovered if changing estimates increase the fair value of mortgage servicing rights.

     Real estate held for development. Profits from lot sales in the Company's real estate developments are based on cash received less the estimated cost of sales per lot in the development, including capitalized interest and an estimate of projected costs to be incurred in the future. The estimate of future costs is subject to change and is reviewed on a quarterly basis. Estimates are subject to change for various reasons, including changes in the estimated duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. For those real estate developments that have produced lot sales, changes in estimated future costs are recognized in the period of that change as either a charge or an addition to income from real estate operations. Additionally, management periodically evaluates the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements, in evaluating the net realizable value of a development at the end of a reporting period. A charge to current earnings would occur if this evaluation indicated a project's net realizable value did not exceed its recorded cost. Currently, the net realizable value of each land development project the Company is engaged in exceeds the recorded cost of the project.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003

OVERVIEW

     The following table highlights results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 2004 and 2003.

                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------   -------------------------------
                                                  2004              2003             2004              2003
                                             -------------      -------------   --------------     ------------
                                                       (Dollars in thousands, except per share data)

        Net income                           $     25,586            20,506          76,350             59,333
        Diluted earnings per share                    .77               .79            2.27               2.42
        Average diluted shares
            outstanding                        33,369,209        25,824,670      33,621,674         24,511,581
        Interest rate spread                         2.80%             2.67            2.85               2.63
        Net interest margin                          3.00              2.92            3.05               2.92
        Average assets                       $  9,310,751         6,554,049       9,162,628          6,151,169
        Average interest-earning assets         8,593,867         6,141,847       8,466,420          5,782,512
        Average loans                           6,798,504         5,049,184       6,641,028          4,697,927
        Average deposits                        5,202,504         3,846,976       5,186,117          3,613,130
        Return on average assets(1)                  1.10%             1.25            1.11               1.29
        Return on average equity(1)                 11.24             13.74           11.17              14.55
        Efficiency ratio(2)                         54.10             46.83           55.13              46.67
        Loan originations                    $    972,886         1,585,506       3,169,547          4,033,727
        Loan sales                                313,029           475,032         704,002          1,354,008
        Gain on sale of loans                       2,978             7,138           6,434             22,940
                                               ==========        ==========      ==========         ==========

-------------------
(1)  Annualized.
(2) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain/
     (loss) on sale and writedown of mortgage-backed and investment securities.

o Results for the 2004 periods reflect the completion of the St. Francis merger in December 2003 and the Fidelity merger in July 2003. While net income increased compared to the prior year periods, earnings per share for the 2004 periods was impacted by approximately 10.3 million additional average shares outstanding compared to the comparable 2003 periods as a result of the 2003 mergers.

o Growth in the Company's balance sheet during 2004, and in net interest income as a result, has been less than originally projected for the year due to declining mortgage loan volume. Loan originations were $3.17 billion for the nine months ended September 30, 2004 compared to $4.03 billion for the prior year period due to the decrease in mortgage loan demand, particularly refinance activity which comprised a significant portion of loan volume in 2003 and the beginning of 2004.

o Profits on loan sales for the three and nine months ended September 30, 2004 have declined significantly compared to the prior year due to the decrease in loan origination volume as well as the lower profit margins largely due to the increased portion of adjustable rate loans in the mix of loans sold. The decrease in mortgage banking income has been partially offset by higher loan servicing fee income.

o The Company's efficiency ratio was 55.1% for the nine-months ended September 30, 2004 compared to 46.7% for the prior year period primarily due to increased costs related to the Company's market expansion and growth year over year and the added cost of management personnel and infrastructure needed to facilitate this growth and to address the increased compliance burden under new regulations. The Company's efficiency ratio has also been impacted in 2004 by decreased non-interest income as a percentage of total income, primarily due to lower loan sale gains and delays in real estate development projects. With completion of the integration of the St. Francis operations, management expects improvement in the efficiency ratio for 2005.

o The expansion of the spread and net interest margin are attributable to the low interest rate environment and positive slope of the U.S. Treasury yield curve present during most of the past twelve months, growth in core deposits and the impact of lower cost funding from the St. Francis acquisition, as well as a shift in the mix of the loan portfolio toward higher-yielding consumer loans and business banking loans, due in part to the impact of the acquisitions.

o The Company currently expects earnings per share for 2004 to be in the range of $3.05 to $3.10 per diluted share with income from real estate operations estimated to be in the range of $1.0-1.5 million for the fourth quarter of 2004, with no income being generated this year from the Company's Springbank development.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income increased to $64.2 million for the three months ended September 30, 2004, from $44.9 million for the three months ended September 30, 2003. The increase is primarily due to a 39.9% increase, of $2.0 billion, in interest-earning assets primarily due to the acquisition of St. Francis in December 2003. In addition, both the Bank's interest rate spread and net interest margin improved during the third quarter of 2004 compared to the prior year, primarily due to lower U.S. Treasury rates that have allowed the Bank to reduce its cost of funds faster than the decline in yield on interest-earning assets. The Bank's interest rate spread improved to 2.80% compared to 2.67% in the prior year quarter, while the net interest margin improved to 3.00% for the quarter compared to 2.92% the previous year quarter.

     The average yield on interest-earning assets declined to 4.90% for the three months ended September 30, 2004, from 5.08% for the three-month period ended September 30, 2003. This decline is primarily attributable to a decline in the yield on loans receivable, as declining long-term Treasury rates led to high levels of prepayments of higher yielding loans during most of 2003. Most of the loans added to the portfolio over the last 12 months have initial rates below the overall portfolio yield. Average balances of loans for the third quarter of 2004 increased $1.75 billion compared to the third quarter of 2003. Most of the growth is due to the Bank's acquisitions. The remainder of the growth in the Bank's loan portfolio has come from increased balances in home equity lines of credit which are monthly floating rate loans based on the Prime rate. At September 30, 2004, the Bank has approximately $1.4 billion and $281 million in loans tied to the Prime rate and 3-month LIBOR, respectively. As interest rates have begun to rise from the record lows of 2003, and the Federal Funds rate has been increased by .75% to 1.75% (which has led to an increase in the Prime rate from 4.00% to 4.75%) in 2004, management expects the yield on loans receivable to trend higher over the next few quarters.

     Offsetting the decline in the yield on loans receivable are increases in the yields on mortgage-backed securities, investment securities, and stock in the FHLB of Chicago. The average balances in these three portfolios grew primarily due to the 2003 acquisitions. The yield on mortgage-backed securities improved to 3.99% for the 2004 quarter due to slightly higher long-term interest rates than for the same period in 2003. Lower rates in 2003 spurred excessive prepayment speeds, which dramatically lowered the yield on this portfolio to 2.90% for the prior period quarter. The yield on investment securities rose to 3.70% for the 2004 quarter, compared to 3.38% for the 2003 quarter. The average yield improved due to trending higher interest rates, as the duration in this portfolio is shorter than the other interest-sensitive asset portfolios. The Bank's average investment in FHLB of Chicago stock was $98 million higher during the current quarter than the year ago quarter. During the third quarter of 2004, the Bank redeemed $45 million in stock which impacted net interest margin as the proceeds from the stock redemptions were being reinvested in lower yielding assets. The current dividend rate on FHLB stock is 6%.

     The cost of interest-bearing liabilities decreased to 2.10% for the three months ended September 30, 2004 from 2.41% for the three months ended September 30, 2003. The average rate paid on both deposits and borrowed funds have been positively impacted by continued low short-term interest rates, as well as the lower cost funding added in the St. Francis merger. The low short-term interest rate environment over the last 12 months has allowed the Bank to reprice higher-cost maturing certificates of deposits and to reduce the amounts paid on passbook and money market accounts relative to the prior year. These actions, together with an increase in core deposits, have reduced the Bank's cost of deposits to an average of 1.44% for the three months ended September 30, 2004 compared to 1.50% for the third quarter of 2003. Similarly, the 113 basis point reduction in the cost of borrowed funds was due to the impact of the St. Francis merger and maturities of higher cost FHLB of Chicago advances being offset by lower cost fixed rate borrowings, as well as adjustable rate borrowings indexed to LIBOR and the Prime rate. The Bank has increased its use of shorter-term borrowings in its funding mix due to the increase in floating rate loans, primarily in the form of home equity lines of credit and business lines of credit.

     Net interest income increased to $193.8 million for the nine months ended September 30, 2004, from $126.5 million for the nine months ended September 30, 2003. The increase is due to the 46% increase in interest-earning assets, primarily due to the Bank's acquisitions in 2003. In addition, the Bank's spread and net interest margin each increased during the 2004 nine-month period to 2.85% and 3.05%, respectively, from 2.63% and 2.92% for the prior year nine-month period.

     The average yield on interest earning assets decreased to 4.89% for the nine months ended September 30, 2004 from 5.29% for the 2003 period. The low interest rate environment experienced throughout 2003 led to a high level of prepayments in the Bank's loan and mortgage-backed securities portfolios, as well as call options being exercised in its investment portfolio. In the loan portfolio, the higher level of prepayments and recent declines in mortgage loan volume negatively impacted the Bank's growth in average loans receivable. For the nine months ended September 30, 2004, the $1.9 billion increase in loans receivable is primarily due to the Bank's acquisitions. The yield on the portfolio decreased to 5.08% for 2004 compared to 5.66% for 2003.

     Yields on mortgage-backed securities improved to 3.83% for the 2004 nine-month period, compared to 3.53% for the 2003 period. Average balance increased $550 million, primarily due to the acquisition of St. Francis, and management's strategy of trying to maintain the portfolios size, rather than increase it during a period of low interest rates. This is similar to the approach in the investment portfolio. The large increase in the average balance of stock in the FHLB of Chicago was due to the acquisitions in 2003, while the yield increase in 2004 was specifically due to the higher declared dividend rate of the FHLB of Chicago. The Bank plans to continue to systematically redeem a portion of its FHLB stock investment over the next six months in order to reduce its investment concentration.

     The cost of interest bearing liabilities declined 62 basis points to 2.04% for the nine months ended September 30, 2004, compared to 2.66% for the 2003 period, as lower interest rates led management to lower its cost of repricing certificates of deposit, and decrease the rate offered on its core deposit accounts when compared to rates offered in 2003. However, with the rise in short-term interest rates witnessed recently, the Bank expects its cost of deposits to begin to increase in the near future, as it is currently offering certificates of deposit at higher rates than earlier in 2004, and is experiencing an increase in its cost of money market and checking accounts due to the rise in short-term interest rates and competition for those accounts in the local marketplace.

     The cost of borrowed funds decreased 142 basis points due to maturities of high cost fixed-rate advances being refinanced into lower cost borrowings due to falling interest rates in 2004, as well as a shortening of duration in the portfolio, due primarily to the use of Prime and LIBOR-based borrowings, as the Bank has increased the amount of floating rate loans in its portfolio.

AVERAGE BALANCES/RATES

     The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. All yields/costs include fees which are considered adjustments to yield.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------------------------------------------
                                                      2004                                  2003
                                      ----------------------------------  -----------------------------------
                                                                AVERAGE                               AVERAGE
                                        AVERAGE                 YIELD/        AVERAGE                  YIELD/
                                        BALANCE     INTEREST     COST         BALANCE     INTEREST      COST
                                        -------     --------    ------        -------     --------    --------
                                                                (Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans receivable                    $ 6,798,504       86,135     5.06%      $ 5,049,184     67,922      5.38%
Mortgage-backed securities              986,290        9,829     3.99           436,232      3,158      2.90
Investment securities                   345,294        3,221     3.70           277,147      2,360      3.38
Stock in FHLB of Chicago                349,081        5,690     6.47           251,057      3,850      6.08
Interest-bearing deposits                62,282          415     2.64            79,836        452      2.25
Federal funds sold                       52,416          349     2.64            48,391        418      3.43
                                     ----------     --------                 ----------    -------
  Total interest-earning assets       8,593,867      105,639     4.90         6,141,847     78,160      5.08
Non-interest earning assets             716,884                                 412,202
                                     ----------                              ----------
  Total assets                      $ 9,310,751                             $ 6,554,049
                                     ==========                              ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits                              5,202,504       18,908     1.44         3,846,976     14,510      1.50
Borrowed funds                        2,558,156       22,172     3.44         1,623,479     18,742      4.58
                                     ----------     --------                 ----------    -------
  Total interest-bearing
     liabilities                      7,760,660       41,080     2.10         5,470,455     33,252      2.41
                                     ----------     --------                 ----------    -------
Non-interest bearing deposits           474,159                                 350,277
Other liabilities                       165,144                                 136,422
                                     ----------                              ----------
  Total liabilities                   8,399,963                               5,957,154
Stockholders' equity                    910,788                                 596,895
                                     ----------                              ----------
  Liabilities and
     stockholders' equity           $ 9,310,751                             $ 6,554,049
                                     ==========                              ==========
Net interest income/
  interest rate spread                              $ 64,559     2.80%                    $ 44,908      2.67%
                                                     =======   ======                      =======     =====
Net earning assets/
  net yield on average
  interest-earning assets           $   833,207                  3.00%      $   671,392                 2.92%
                                     ==========                ======        ==========                =====
Ratio of interest-earning
   assets to interest-bearing
   liabilities                                                 110.74%                                112.27%
                                                               ======                                 ======

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------------------          AT
                                                      2004                                  2003                  SEPT. 30, 2004
                                      -----------------------------------  ------------------------------------ -------------------
                                                                AVERAGE                                AVERAGE
                                        AVERAGE                 YIELD/         AVERAGE                 YIELD/              YIELD/
                                        BALANCE     INTEREST     COST          BALANCE     INTEREST     COST      BALANCE  COST
                                        -------     -------    --------        -------     -------    --------    ------  ------
                                                                         (Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans receivable                    $ 6,641,028      253,045     5.08%      $ 4,697,927    199,211      5.66% $ 6,805,206   5.12%
Mortgage-backed securities              992,623       28,550     3.83           355,655      9,415      3.53    1,019,260   4.05
Investment securities                   352,768        9,610     3.63           290,478      7,986      3.68      345,713   3.64
Stock in FHLB of Chicago                373,810       17,727     6.41           216,572      9,066      5.66      321,681   6.00
Interest-bearing deposits                62,993        1,196     2.53           102,945      1,510      1.96       67,614   1.59
Federal funds sold                       43,198          896     2.76           118,935      1,923      2.16       42,767   1.57
                                     ----------     --------                 ----------    -------             ----------
  Total interest-earning assets       8,466,420      311,024     4.89         5,782,512    229,111      5.29    8,602,241   4.92
Non-interest earning assets             696,208                                 368,657                           718,573
                                     ----------                              ----------                        ----------
  Total assets                      $ 9,162,628                             $ 6,151,169                       $ 9,320,814
                                     ==========                              ==========                        ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits                              5,186,117       53,514     1.37         3,613,130     46,327      1.71    5,157,004   1.47
Borrowed funds                        2,460,283       63,752     3.45         1,543,079     56,258      4.87    2,559,229   3.51
                                     ----------     --------                 ----------    -------             ----------
  Total interest-bearing
     liabilities                      7,646,400      117,266     2.04         5,156,209    102,585      2.66    7,716,233   2.15
                                     ----------     --------                 ----------    -------             ----------
Non-interest bearing deposits           456,185                                 316,131                           483,227
Other liabilities                       149,062                                 135,134                           187,409
                                     ----------                              ----------                        ----------
  Total liabilities                   8,251,647                               5,607,474                         8,386,869
Stockholders' equity                    910,981                                 543,695                           933,945
                                     ----------                              ----------                        ----------
  Liabilities and
     stockholders' equity           $ 9,162,628                             $ 6,151,169                       $ 9,320,814
                                     ==========                              ==========                        ==========
Net interest income/
  interest rate spread                             $ 193,758     2.85%                    $126,526      2.63%               2.78%
                                                    ========    =====                     ========     =====               =====
Net earning assets/
  net yield on average
  interest-earning assets                          $ 820,020     3.05%      $   626,303                 2.92% $   886,008    N/A
                                                    ========    =====        ==========                =====   ==========  =====
Ratio of interest-earning
   assets to interest-bearing
   liabilities                                                 110.72%                                112.15%             118.48%
                                                               ======                                 ======              ======

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               SEPTEMBER 30, 2004                       SEPTEMBER 30, 2004
                                                   COMPARED TO                              COMPARED TO
                                               SEPTEMBER 30, 2003                       SEPTEMBER 30, 2003
                                               INCREASE (DECREASE)                      INCREASE (DECREASE)
                                        ---------------------------------          ----------------------------
                                          VOLUME        RATE      NET               VOLUME     RATE       NET
                                        ----------    --------  --------           --------  --------   -------
                                                                  (Dollars in thousands)
     INTEREST-EARNING ASSETS:
     Loans receivable                   $   22,458     (4,245)   18,213             75,765    (21,931)   53,834
     Mortgage-backed securities              5,137      1,534     6,671             18,253        882    19,135
     Investment securities                     620        241       861              1,726       (102)    1,624
     Stock in FHLB of Chicago                1,585        255     1,840              7,321      1,340     8,661
     Interest-bearing deposits                (109)        72       (37)              (682)       368      (314)
     Federal funds sold                         32       (101)      (69)            (1,461)       434    (1,027)
                                          --------   --------  --------            -------    -------   -------
     Total                                  29,723     (2,244)   27,479            100,922    (19,009)   81,913
                                          --------   --------  --------            -------    -------   -------

     INTEREST-BEARING LIABILITIES:
     Deposits                                4,936       (538)    4,398             17,591    (10,404)    7,187
     Borrowed funds                          8,860     (5,430)    3,430             27,111    (19,617)    7,494
                                          --------   --------  --------            -------    -------   -------
     Total                                  13,796     (5,968)    7,828             44,702    (30,021)   14,681
                                          --------   --------  --------            -------    -------   -------
     Net change in net interest income  $   15,927      3,724    19,651             56,220     11,012    67,232
                                          ========   ========  ========            =======    =======   =======

PROVISION FOR LOAN LOSSES

     The Bank recorded $350,000 in provision for loan losses during the third quarter of 2004 compared to no provision in the prior year third quarter. Net charge-offs for the three months ended September 30, 2004 were $135,000 compared to $18,000 for the three months ended September 30, 2003. At September 30, 2004, the Bank's allowance for loan losses was $34.9 million, which equaled .52% of total loans receivable, compared to $34.6 million, or .54% at December 31, 2003, and $21.4 million or .43% at September 30, 2003. The Bank recorded $930,000 in provision for loan losses during the nine months ended September 30, 2004 compared to no provision in the prior year nine-month period. The provisions recorded in 2004 were primarily due to the change in the mix of loans as a percentage of total loans and non-performing loans, as well as chargeoffs during the year.

NON-INTEREST INCOME

     Non-interest income increased $2.5 million, or 14.6% to $19.5 million in the third quarter of 2004, compared to $17.0 million for the quarter ended September 30, 2003, due to increased mortgage-servicing related income, additional income from a $15 million investment in bank owned life insurance, as well as higher volume of deposit account service charges, offset by lower loan sale gains and income from real estate operations. Last year's results were highlighted by significant loan sale gains reflecting high loan sale volume occurring during a declining interest rate environment, offset by high loan servicing amortization expenses and a write down of an investment security. Non-interest income totaled $59.0 million for the nine months ended September 30, 2004, or 18.0% more than the $50.0 million for the previous year period. Gains on the sale of mortgage-backed securities were $489,000 for the current nine-month period compared to $6.0 million for the prior year period. The current year period included net gains on the sale of investment securities of $2.8 million compared to $6.9 million of losses from sales and other than temporary write-downs of investment securities in the prior year period.

LOAN SALES AND SERVICING

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ----------------------------           ---------------------------
                                                      2004           2003                   2004           2003
                                                 -------------   ------------           ------------   ------------
                                                                         (Dollars in thousands)
       Fixed-rate loans sold                     $    158,562         434,925               495,300       1,313,901
       Adjustable rate loans sold                     154,467          40,107               208,702          40,107
                                                  -----------     -----------           -----------    ------------
       Total loans sold                          $    313,029         475,032               704,002       1,354,008
                                                  ===========     ===========           ===========    ============

       Loan sale gains                           $      2,978           7,138                 6,434          22,940
       Margin on loan sales                                95bp           150                    91             169
       Loan servicing fee income (expense)       $        584          (2,640)                  710          (6,056)
       Valuation recovery (allowance) on
           mortgage servicing rights                        -               -                 1,755            (940)

     A decline in overall loan origination volume due to a reduction in refinance activity, as well as a consumer shift toward adjustable-rate mortgage loans led to a reduced volume of loans sold and lower loan sale profits for the three and nine months ended September 30, 2004 compared to the same periods ended September 30, 2003. Additionally, the mix of loans sold has moved toward hybrid 3/1 and 5/1 ARM loans, as these are being originated in the market at a larger percentage than in 2003. The margin on ARM loan sales tend to be lower than on long term fixed-rate loans. As such, profits on loan sales have declined at a higher rate than the reduction in loan sale volumes. Management expects this trend to continue into 2005.

     Slower prepayments in 2004 has resulted in less amortization of mortgage servicing rights, which lead to an increase in loan servicing fee income to $584,000 for the current quarter compared to expense of $2.6 million in the prior year quarter and $710,000 of income compared to $6.1 million of expense for the nine months ended September 2004 and 2003, respectively.

     Slower expected prepayments also led to a $1.8 million recovery of valuation reserves on servicing rights for the nine months ended September 30, 2004 compared to a $940,000 valuation allowance for the nine months ended September 30, 2003.

DEPOSIT ACCOUNT SERVICE CHARGES

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                 ----------------------------           ---------------------------
                                                      2004           2003                   2004           2003
                                                 -------------   ------------           ------------   ------------
                                                                         (Dollars in thousands)
       Service charges                           $      8,848           6,051            $   25,425          17,450

                                                                                 AT
                                                --------------------------------------------------------------------------
                                                SEPTEMBER 30, 2004        DECEMBER 31, 2003             SEPTEMBER 30, 2003
                                                ------------------        -----------------             ------------------
       Number of checking accounts                    240,400                  230,600                       171,400

     Deposit account service fees are higher than the third quarter of 2003, primarily due to accounts acquired in the St. Francis merger. Considerable competition for checking accounts, particularly in the Chicago market, along with trending higher average per account balances in the Bank's checking accounts, has significantly slowed the rate of growth in deposit fees.

REAL ESTATE DEVELOPMENT OPERATIONS

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                                 ----------------------------           ---------------------------
                                                      2004           2003                   2004           2003
                                                 -------------   ------------           ------------   ------------
                                                                         (Dollars in thousands)
      Real estate development income              $     1,650           3,009                 5,261           6,332
      Residential lot sales                                28              75                   117             161

                                                        AT SEPTEMBER 30,
                                                 ----------------------------
                                                      2004           2003
                                                 -------------   ------------
                                                     (Dollars in thousands)

      Pending lot sales at quarter end                     11              57
      Investment in real estate                   $    37,179          27,475


     During the nine months ended September 30, 2004, 111 lots of 117 total lots sold were in the Shenandoah development. At September 30, 2004, 10 lots remain to be sold in Tallgrass and 19 lots remaining in Shenandoah. The increase in the balance of investment in real estate as compared to a year ago relates primarily to land purchases for the Springbank joint venture development in Plainfield, Illinois.

     In October 2004, the Company received approval from the village of Plainfield for the Springbank project where approximately 1,600 residential lots, 300 multi-family lots and other commercial parcels are planned. Development in Springbank will begin in the fourth quarter of 2004. The Company had expected to receive the necessary municipal approvals earlier in 2004. As a result of the delay, lot sale closings are now expected to begin early in the third quarter of 2005. Profits previously expected to be reported in 2004 are expected to be recorded in 2005, as estimated revenues and costs did not materially change due to this delay. The Company currently expects income from real estate operations of approximately $1.0 - $1.5 million for the fourth quarter of 2004.

SECURITIES SALES/WRITEDOWNS

                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                            ------------------------              ------------------------
                                               2004           2003                   2004           2003
                                            ---------       --------              ---------       --------
                                                                (Dollars in thousands)
     INVESTMENT SECURITIES:
     Net gains (losses) on sale/
        writedowns - total                  $    3          (1,516)                2,805          (6,943)
     Other than temporary writedowns             -               -                     -          (8,182)
     Net gains (losses) on sale             $    3          (1,516)                2,805           1,239

     MORTGAGE-BACKED SECURITIES:
     Net gains on sale - total              $    -             645                   489           5,997

     During the nine months ended September 30, 2004, the Company sold three investment securities on which it had previously taken other-than-temporary-impairment writedowns in 2002 and 2003. The net gain from the sale of these three securities was $2.7 million. In the first quarter of 2003, the Bank had written two of these securities down by $8.1 million.

     Gains on the sale of mortgage-backed securities were $489,000 for the nine months ended September 30, 2004 compared to $6.0 million for the prior year period. During the prior year nine-month period, the Company swapped into mortgage-backed securities a total of $85.3 million of prepayment-protected fixed-rate mortgages, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities resulting in the gain for that period. These sales were undertaken to improve the Company's interest rate risk position by lengthening its asset duration to better match the Company's increased liability duration, as the average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speed throughout 2003.

NON-INTEREST EXPENSE

     The efficiency ratio for the three-month period ended September 30, 2004 was 54.1% compared to 46.8% for the third quarter of 2003 and for the nine-month period ended September 30, 2004 was 55.13% compared to 46.7% for the prior year period. The higher efficiency ratio in the 2004 periods primarily reflects higher costs associated with operating the St. Francis locations, especially prior to the data processing conversion, the impact of the new branch openings, increased burden of regulatory compliance costs and significantly lower non-interest income as a percentage of total income, primarily due to lower loan sale gains and delays in real estate development projects. As the integration of the St. Francis operations continues, management expects further improvement in the efficiency ratio for 2005.

     Non-interest expense increased $16.1 million, or 54.6% to $45.5 million for the three months ended September 30, 2004 compared to $29.4 million for the three months ended September 30, 2003. The increase is primarily attributable to significant growth in operations from the acquisition of St. Francis in December 2003. The added cost of management personnel and infrastructure needed to facilitate this growth and to address the increased compliance burden under new regulations also added to the increase. Non-interest expense increased $54.7 million, or 66.1% to $137.5 million for the nine months ended September 30, 2004 compared to $82.8 million for the nine months ended September 30, 2003 due to the considerable growth from market expansion over the past year. The table below indicates the composition of non-interest expense for the three- and nine-month periods indicated.

                                                    THREE MONTHS                          NINE MONTHS
                                                  ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                             ---------------------------          ------------------------
                                                 2004           2003                 2004             2003
                                               --------       ---------            ---------       ---------
                                                                  (Dollars in thousands)
Compensation                                $    17,801          13,190               55,922          36,911
Employee benefits                                 5,282           3,944               16,801          11,515
                                               --------       ---------            ---------       ---------
     Total compensation and benefits             23,083          17,134               72,723          48,426
                                               --------       ---------            ---------       ---------
Occupancy expense                                 5,026           2,589               14,469           7,435
Furniture, fixture and equipment expense          2,394           1,128                6,176           3,266
Advertising and promotion                         2,452           1,700                7,453           4,798
Data processing                                   1,598           1,036                6,005           3,001
Amortization of core deposit intangibles            730             421                2,201           1,170
Other expenses:
   Professional fees                              1,065             688                3,416           1,781
   Stationery, brochures and supplies               749             652                2,480           1,694
   Postage                                          678             542                2,237           1,591
   Telephone                                        836             540                2,326           1,545
   Fraud and bad check write-offs                   503             572                2,024           1,380
   Correspondent banking services                   334             298                1,172             842
   Title fees, recording fees and
      credit report expense                         645             282                1,489             808
   OTS assessment fees                              333             251                  987             698
   Security expense                                 382             265                1,093             623
   Courier service                                  224              90                  608             215
   Insurance costs                                  369             272                1,204             584
   Federal deposit insurance premiums               215             180                  664             502
   Real estate held for
      investment expenses(1)                        968               -                2,840               -
   Other                                          2,879             769                5,970           2,469
                                               --------       ---------            ---------       ---------
     Total other expenses                        10,180           5,401               28,510          14,732
                                               --------       ---------            ---------       ---------
                                           $     45,463          29,409              137,537          82,828
                                               ========       =========            =========       =========

------------------------
(1) Expenses from SF Equities, a subsidiary of the Bank that invests in affordable housing properties throughout Wisconsin. Revenues from these properties prior to tax credits received were $1.0 million, and $3.0
     million  for  the  three  and  nine  months  ended   September   30,  2004,
     respectively.

     Compensation and benefits increased 35% and 52% for the three and nine months ended September 30, 2004 compared to previous year periods, respectively. The percentage increase for the three-month period is lower than the nine-month period, reflecting the savings realized upon completing the St. Francis data processing systems integration in May 2004.

     Occupancy costs doubled over the prior year due to the costs related to operating 68 branches, compared to 43 branches at September 30, 2003, and 33 branches at December 31, 2002, rent expenses for St. Francis corporate offices and dual loan operation facilities in Illinois. The St. Francis corporate office lease expired on September 30, 2004 and leases on former Illinois loan operation centers expired on October 31, 2004. The Bank now leases one facility for loan and deposit operations.

     Advertising and promotion expenses increased 44% from the prior year quarter and 55% from the same period a year ago due to a decision to increase the marketing expenditures in light of the more competitive retail banking market in Chicago, costs related to new product advertising, and the launch of advertising in the Milwaukee area.

     Data processing cost increases were related to the St. Francis systems conversion, the installation of two new mainframe computers, a new disaster recovery system, increased data processing costs due to branch expansion and additional data lines. Data processing costs for the three months ended September 30, 2004 reflect the first full quarter of savings subsequent to the May 31, 2004 systems conversion and although higher than the prior year period by 54%, are significantly lower than the 100% increase for the nine months ended September 30, 2004 as compared to the prior year.

     The increase in other expense during the 2004 periods includes a $1.2 million expense recorded in the third quarter of 2004 to correct accumulated errors in ATM network processing expenses. The recording errors, which relate to processing activity following conversion to a new ATM network processor in the second quarter of 2002, were discovered as a result of recently enhanced reconcilement procedures stemming from ongoing internal control reviews. The impact of the errors in any individual quarter was not material to the results previously reported for that quarter.

INCOME TAX EXPENSE

     Income tax expense totaled $12.7 million for the three months ended September 30, 2004, equal to an effective income tax rate of 33.1%, compared to $12.0 million or an effective income tax rate of 36.9% for the three months ended September 30, 2003. The decline in the effective income tax rate is primarily due to tax benefits generated from St. Francis Equity Properties' low income and senior housing projects and to a lesser extent, from the resolution of certain prior years' income tax matters.

     Income tax expense totaled $37.9 million for the nine months ended September 30, 2004, equal to an effective income tax rate of 33.2%, compared to $34.4 million or an effective income tax rate of 36.7% for the nine months ended September 30, 2003. The same reasons cited for the decline in the effective income tax rate for the current quarter gave rise to the decrease in rate for the nine-month period.

CHANGES IN FINANCIAL CONDITION

     Total assets of the Company were $9.32 billion at September 30, 2004, an increase of $387.7 million, or 4.3% from $8.93 billion at December 31, 2003. This increase has been driven by an increase in loans receivable, primarily equity lines of credit and multifamily loans. The growth in loans receivable was funded primarily with an increase in borrowed funds, and to a lesser extent with deposit growth. While core deposits grew $166.9 million during the nine months ended September 30, 2004 due in large part to the successful introduction of a new high-rate checking account product, certificates of deposit declined by $107.2 million, including a $65 million decrease in brokered certificates of deposit that management allowed to run off. A summary of the significant changes in the Company's financial condition is as follows:

                                                                                 AMOUNT         PERCENTAGE
                                          SEPTEMBER 30,     DECEMBER 31,        INCREASE/        INCREASE/
                                               2004             2003           (DECREASE)       (DECREASE)
                                          -------------    -------------       ----------       ----------
                                                               (Dollars in thousands)
ASSETS:
Cash and cash equivalents               $       228,842          221,962             6,880          3.1%
Investment securities                           345,713          365,334           (19,621)        (5.4)
Stock in FHLB of Chicago                        321,681          384,643           (62,962)       (16.4)
Mortgage-backed securities                    1,019,260          971,969            47,291          4.9
Loans receivable                              6,770,270        6,369,107           401,163          6.3
Goodwill and intangibles                        299,713          300,677              (964)           -
Other                                           335,335          319,893            15,442          4.8
                                          -------------      -----------        ----------        -----
       Total Assets                     $     9,320,814        8,933,585           387,229          4.3
                                          =============      ===========        ==========        =====

LIABILITIES AND EQUITY:
Deposits                                $     5,640,231        5,580,455            59,776          1.1%
Borrowed funds                                2,559,229        2,299,427           259,802         11.3
Other liabilities                               187,409          152,099            35,310         23.2
                                          -------------      -----------        ----------        -----
    Total Liabilities                         8,386,869        8,031,981           354,888          4.4
Stockholders' equity                            933,945          901,604            32,341          3.6
                                          -------------      -----------        ----------        -----
       Total Liabilities and Equity     $     9,320,814        8,933,585           387,229          4.3
                                          =============      ===========        ==========        =====

     In addition to the $401.2 million of loans added to the loans receivable portfolio, another $104.6 million of 15-year fixed-rate loans were swapped into a mortgage-backed security and are held in portfolio classified as held to maturity.

LOANS RECEIVABLE. The following table sets forth the composition of the Bank's loans receivable portfolio in dollar amounts at the dates indicated.

                                                                              AT
                                              ----------------------------------------------------------------
                                                 9/30/04      6/30/04      3/31/04     12/31/03       9/30/03
                                                 -------      -------      -------     --------       -------
                                                                (Dollars in thousands)
       Real estate loans:
         One- to four-family:
           Held for investment              $   4,005,420     4,028,947    3,930,288    3,924,965    3,644,518
           Held for sale                           53,830       106,831       36,696       44,511      277,792
         Multi-family                             653,483       648,401      624,304      611,845      469,249
         Commercial                               525,025       511,553      497,454      508,398      156,562
         Construction                             140,117       149,263      155,210      149,975       65,400
         Land                                      69,641        78,113       75,910       75,012       39,035
                                              -----------   -----------  -----------  -----------  -----------
           Total real estate loans              5,447,516     5,523,108    5,319,862    5,314,706    4,652,556
                                              -----------   -----------  -----------  -----------  -----------

       Consumer loans:
         Equity lines of credit                 1,173,390     1,061,368      977,574      898,452      508,690
         Home equity loans                         55,033        62,793       61,167       67,119       24,883
         Other                                      7,661        11,831       27,028       38,238        4,439
                                              -----------   -----------  -----------  -----------  -----------
           Total consumer loans                 1,236,084     1,135,992    1,065,769    1,003,809      538,012

       Commercial business loans                  138,906       134,496      138,122      128,266       31,915
                                              -----------   -----------  -----------  -----------  -----------

       Total loans receivable                   6,822,506     6,793,596    6,523,753    6,446,781    5,222,483
         Unearned discounts, premiums
           and deferred loan fees, net             18,105        17,144       14,944       16,614        8,652
         Loans in process                         (35,405)      (45,090)     (50,050)     (59,733)     (28,398)
         Allowance for loan losses                (34,936)      (34,721)     (34,437)     (34,555)     (21,372)
                                              -----------   -----------  -----------  -----------  -----------
       Loans receivable, net                $   6,770,270     6,730,929    6,454,210    6,369,107    5,181,365
                                              ===========   ===========  ===========  ===========  ===========

       One- to four-family mortgage loans
         as a percentage of total loans              59.5%         60.9         60.8         61.6         75.1
                                              ===========   ===========  ===========  ===========  ===========

     The above table reflects the continuing shift in the loan portfolio mix resulting from the 2003 acquisitions. These acquisitions resulted in further loan diversification away from one- to-four family real estate loans that accelerated the diversification efforts that began in 2000 with an increased emphasis on originating equity lines of credit and the formation of a business banking department in 2001. Since December 31, 1999, the concentration in one-to-four family mortgage loans has been reduced from 89.4% to 59.5% at September 30, 2004.

DEPOSITS. The following table sets forth the composition of the deposit portfolio at September 30, 2004 and December 31, 2003. The percent of core deposits to total deposits has increased from 58.2% at December 31, 2003 to 60.6% at September 30, 2004 primarily reflecting the Bank's successful efforts to attract checking accounts.

                                        SEPTEMBER 30, 2004                       DECEMBER 31, 2003
                             -------------------------------------    -------------------------------------
                                            WEIGHTED       % OF                      WEIGHTED        % OF       INCREASE
                                AMOUNT    AVERAGE RATE   DEPOSITS       AMOUNT     AVERAGE RATE    DEPOSITS    (DECREASE)
                             -----------  ------------  ----------    ---------    ------------   ----------   ----------
                                                          (Dollars in thousands)
Non-interest bearing
  checking                 $    483,227          -%          8.6%     $   434,935         -%           7.8%   $    48,292
NOW accounts                    888,231        .85          15.7          555,675       .42           10.0        332,556
Money market accounts           704,210        .84          12.5          904,728       .78           16.2       (200,518)
Passbook accounts             1,340,489        .55          23.8        1,353,881       .66           24.2        (13,392)
                            -----------     ------        ------      -----------     -----        -------     ----------
    Total core deposits       3,416,157        .62          60.6        3,249,219       .57           58.2        166,938
Certificate accounts          2,220,678       2.48          39.3        2,323,725      2.34           41.8       (107,162)
Unamortized premium               3,396          -            .1            7,511         -              -              -
                            -----------     ------        ------      -----------     -----        -------     ----------
Total deposits             $  5,640,231       1.36%        100.0%    $  5,580,455      1.31%         100.0%   $    59,776
                            ===========     ======        ======      ===========     =====        =======     ==========

BORROWED FUNDS. The following is a summary of the Company's borrowed funds at September 30, 2004 and December 31, 2003:


                                                 SEPTEMBER 30, 2004                DECEMBER 31, 2003
                                             --------------------------      ---------------------------
                                                             WEIGHTED                         WEIGHTED
                                                AMOUNT     AVERAGE RATE          AMOUNT     AVERAGE RATE
                                             -----------  -------------      ------------   -------------
                                                             (Dollars in thousands)
Federal Home Loan Bank advances:
   Fixed rate                               $  1,974,688        3.96%       $  1,924,375         4.90%
   Floating rate                                 255,000        1.86             180,000         1.19
                                             -----------      ------         -----------       ------

   Total FHLB advances                         2,229,688        3.72           2,104,375         4.58

Other borrowings -  floating rate                274,809        1.85             120,977         1.55
Unsecured term loan                               45,000        3.01              45,000         2.26
Unsecured line                                         -           -              10,000         2.17
Unamortized premium                                9,732           -              19,075            -
                                             -----------      -------        -----------       ------
   Total borrowed funds                     $  2,559,229        3.51%       $  2,299,427         4.36%
                                             ===========      ======         ===========       ======

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

                                                                                             AT
                                                                 ------------------------------------------------------------
                                                                 9/30/04      6/30/04      3/31/04     12/31/03      9/30/03
                                                                 -------      -------      -------     --------      -------
                                                                                    (Dollars in thousands)
     Non-performing loans:
       Non-accrual loans:
         One- to four-family                                    $ 22,984        24,206       24,604       27,107       24,198
         Multi-family                                              1,288         1,035        1,338          477          493
         Commercial real estate                                    1,578           273        1,118        1,504          139
         Consumer loans                                            4,254         2,755        2,720        3,122        1,709
         Commercial business loans                                   453           675          479          577        1,079
                                                                 -------       -------      -------      -------      -------
           Total non-performing loans:                            30,557        28,944       30,259       32,787       27,618

     Non-accrual investment securities                                 -             -            -        7,697        8,544

     Foreclosed real estate (One- to four-family)                  1,135         2,208        1,920        3,200          520
                                                                 -------       -------      -------      -------      -------

     Total non-performing assets                                  31,692        31,152       32,179       43,684       36,682
                                                                 =======       =======      =======      =======      =======

     Non-performing loans to total loans                             .45%          .43          .47          .51          .56
                                                                 =======       =======      =======      =======      =======

     Non-performing loans and foreclosed real estate
       to total loans and foreclosed real estate                     .47%          .47          .50          .56          .57
                                                                 =======       =======      =======      =======      =======
     Total non-performing assets to total assets                     .34%          .33          .35          .49          .55
                                                                 =======       =======      =======      =======      =======

     Allowance for loan losses to total loans receivable,
       exclusive of one- to four-family loans held for sale          .52%          .52          .53          .54          .43
                                                                 =======       =======      =======      =======      =======
     Allowance for loan losses to non-performing loans            114.32%       119.95       113.80       105.39        77.38
                                                                 =======       =======      =======      =======      =======

     Non-performing loans decreased $2.2 million to $30.6 million, or .45% of total loans receivable at September 30, 2004, compared to $32.8 million, or .51% of loans receivable at December 31, 2003, and increased $3.0 million from $27.6 million, or .56% of total loans receivable at September 30, 2003. The increase in the dollar amount of non-performing loans year over year is primarily due to increases in one-to four-family, multi-family and consumer loans acquired in the St. Francis and Fidelity acquisitions and are not indicative of deterioration in overall loan portfolio quality. Non-performing assets were $31.7 million or .34% of total assets at September 30, 2004, compared to $43.7 million or .49% of total assets at December 31, 2003, and $36.7 million or .55% of total assets at September 30, 2003. The decrease in non-performing assets from December 31, 2003 to September 30, 2004 is primarily due to the sale of two non-accrual aircraft related investment securities in the first quarter of 2004.

     For the quarter ended September 30, 2004, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $493,000, compared to $481,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $1.2 million.

NON-PERFORMING RESIDENTIAL LOANS. Ratios for loans secured by one-to-four family residential properties were as follows:

                                                            SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
                                                                2004               2003             2003
                                                                ----               ----             ----
   Percentage of loans receivable secured by
   residential real estate:

       One- to four-family loans                                  60%                62               75
       Multi-family loans                                         10                  9                9
       Home equity loans and lines of credit                      18                 15               10
                                                                ----              -----             ----
         Total                                                    88%                86               94
                                                                ====              =====             ====

   Non-performing loans secured by residential real estate
   as a percentage of total non-performing loans                  87%                88               87

   Non-performing loans secured by residential real estate
   with private mortgage insurance or other guarantees            40                 42               41

   Average loan-to-value of non-performing loans secured
   by residential real estate without private mortgage
   insurance or other guarantees                                  66                 65               71

     CLASSIFIED ASSETS. The federal regulators have adopted a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." In addition, a "special mention" category consists of assets, which currently do not expose the Company to a sufficient degree of risk to warrant classification, but do possess deficiencies or other characteristics deserving management's close attention.

     In connection with the filing of its periodic reports with the Office of Thrift Supervision ("OTS"), the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At September 30, 2004, of the Bank's $30.6 million in non-performing loans, $30.3 million were classified substandard and $250,000 were classified doubtful. At December 31, 2003, all of the Bank's $32.8 million of non-performing loans were classified as substandard. In addition, at September 30, 2004 and December 31, 2003, the Bank classified $30.0 million and $6.3 million, respectively, of commercial and multi-family real estate, land development and commercial business loans on accrual basis as substandard for regulatory purposes. The increase is due to various developments that could affect future loan performance. These loans are generally performing in accordance with the terms of the loan agreement and are adequately secured based on the current value of the underlying collateral. In addition, the Bank classified three affordable housing related real estate projects included in other assets aggregating $1.7 million as substandard for regulatory purposes at September 30, 2004. The Bank also classified portions of other loans totaling $1.4 million and $750,000 as doubtful at September 30, 2004 and December 31, 2003 respectively. Special mention loans at September 30, 2004 and December 31, 2003 totaled $8.5 million and $39.1 million, respectively.

ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized in the following table for the three and nine months ended September 30, 2004 and 2003.

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------    --------------------------
                                              2004           2003          2004            2003
                                          -----------    -----------    -----------    -----------
                                                          (Dollars in thousands)
    Balance at beginning of period        $ 34,721          19,379        34,555          19,483
    Acquired through merger                      -           2,011             -           2,011
    Provision for loan losses                  350               -           930               -
    Charge-offs                               (205)            (49)         (799)           (176)
    Recoveries                                  70              31           250              54
                                           -------        --------      --------        --------
    Balance at end of period              $ 34,936          21,372        34,936          21,372
                                           =======        ========      ========        ========

     The allowance for loan losses to total loans at September 30, 2004 was ..52%, a decrease from .54% at December 31, 2003. The allowance for loan losses to non-performing loans increased to 114.32% at September 30, 2004, from 105.39% at December 31, 2003, reflecting the decline in non-performing assets.

LIQUIDITY AND CAPITAL RESOURCES

     At the holding company level, the Company's principal sources of funds are dividends from the Bank and its credit facility with an unaffiliated commercial bank. On November 1, 2004, the Company increased the amount of its term note under this facility to $70.0 million, the unpaid principal balance of which was $45.0 million at September 30, 2004, and used the $25.0 million in additional funds to pay a portion of the Chesterfield merger consideration. The balance of the cash portion of the merger consideration was paid out of excess liquidity at Chesterfield.

     During the nine months ended September 30, 2004 the Bank paid cash dividends of $60.0 million to the holding company. The Company's principal uses of funds during the nine months ended September 30, 2004 were cash dividends to shareholders and stock repurchases. During the nine months ended September 30, 2004, the Company repurchased 693,600 shares of its common stock at an average price of $41.88 per share, for a total of $29.0 million, and declared common stock dividends of $.63 per share, for a total of $20.7 million.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Chicago and other borrowings, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Decisions to sell investment securities and other assets are also generally market driven, although the Bank may at times sell these assets for asset/liability management purposes or as a source of liquidity.

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

     The Bank has a concentration in its investment portfolio in stock of the FHLB of Chicago ("FHLBC"). Consistent with plans previously disclosed in its 2003 Form 10-K, the Bank has continued to reduce its investment in FHLBC stock and expects to continue its plan over the next six months as the FHLBC approaches implementation of its new capital structure which is currently expected by mid 2005. At September 30, 2004, the Bank had $321.7 million invested in FHLBC stock of which $210.2 million was in excess of the minimum investment required as collateral for its FHLB borrowings as of that date. During the nine months ended September 30, 2004, the Bank redeemed $75.0 million in stock. A significant portion of the excess investment resulted from the Fidelity and St. Francis acquisitions, as they maintained investments in excess of their required minimums due to the high rate of dividends being paid by the FHLBC. The Bank may, at the FHLBC's discretion, redeem at par any capital stock greater than its required investment or sell it to other FHLBC members. The Bank monitors the financial results and interest rate risk position of the FHLBC on a quarterly basis.

     During the nine months ended September 30, 2004, the Bank originated loans totaling $3.17 billion compared with $4.03 billion during the same period in 2003. Loan sales, for the nine months ended September 30, 2004, were $704.0 million, compared to $1.35 billion for the prior year period. These decreases are the direct result of higher interest rates, which have dramatically reduced refinance activity. Management does not foresee a return to 2003 volume levels in the near future.

     Since December 31, 2003, the Bank has experienced a $46.5 million increase in loan commitments which totaled $608.1 million at September 30, 2004, compared to $561.7 million at December 31, 2003. At September 30, 2004, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. At September 30, 2004, the Bank had $12.4 million of credit risk related to loans sold to the MPF program with recourse provisions, $47.8 million of credit risk related to loans sold with recourse to other investors and approximately $23.5 million of credit risk related to loans with private mortgage insurance in force.

     The following table lists the commitments and contingencies of the Company and the Bank as of September 30, 2004:

                                                                   LESS THAN     1 TO 3       4 TO 5       AFTER 5
                                                      TOTAL         1 YEAR        YEARS        YEARS        YEARS
                                                  ------------    ----------    ---------    --------    -----------
                                                                        (Dollars in thousands)
New loan commitments                              $    608,134       608,134           -            -             -
New equity line of credit commitments                  130,329       130,329           -            -             -
Unused equity lines of credit balances(1)              956,397        30,558     111,562       91,849       722,428
Commercial business lines(1)                           236,338       108,683      69,369       37,282        21,004
Letters of credit (2)                                   65,995        25,131      27,111        6,943         6,810
Recourse provisions                                     71,250        71,250           -            -             -
                                                   -----------    ----------    --------     --------    ----------
 Total                                            $  2,068,443       974,085     208,042      136,074       750,242
                                                   ===========    ==========    ========     ========    ==========

--------------------------
(1) Balances shown are at the remaining maturity of the commitment. New equity lines generally have maturities of 10 years.
(2) Letters of credit include $4.8 million related to the Company's land development projects.

ASSET/LIABILITY MANAGEMENT

     As part of its normal operations, the Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Bank's exposure to interest rate risk is reviewed at least quarterly by the Bank's asset/liability management committee ("ALCO") of the Board of Directors of the Company. The ALCO, which also includes certain members of senior management with financial expertise, monitors the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains and determines risk management strategies.

     The Bank utilizes an interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive gap would likely result in an improvement in net interest income. Management's goal is to maintain its cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and management's decisions based on its expectation of future interest rate trends, as well as the impact of the interest rate risk position of acquired institutions. The Bank's asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate loans and other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans, yet provide a positive margin over the Bank's cost of funds, for its own portfolio. Historically, the Bank has generally sold its conforming long-term fixed-rate loan originations in the secondary market in order to improve and maintain its interest rate sensitivity levels.

     The Bank, except as noted below, has not used derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments to manage its interest rate risk. However, in conjunction with its origination and sale strategy discussed above, management does hedge the Bank's exposure to interest rate risk primarily by committing to sell fixed-rate mortgage loans for future delivery. Under these commitments, the Bank agrees to sell fixed-rate mortgage loans at a specified price and at a specified future date. The sale of fixed-rate mortgage loans for future delivery has enabled the Bank to continue to originate new mortgage loans, and to generate gains on sale of these loans as well as loan servicing fee income, while maintaining its gap ratio within the parameters discussed above. Most of these forward sale commitments are conducted with Fannie Mae, Freddie Mac and the MPF with respect to loans that conform to the requirements of these government agencies. The forward commitment of mortgage loans presents a risk to the Bank if the Bank is not able to deliver the mortgage loans by the commitment expiration date. If this should occur, the Bank would be required to pay a fee to the buyer. The Bank attempts to mitigate this risk by charging potential retail borrowers a 1% fee to fix the interest rate. The Bank also estimates a percentage of fallout when determining the amount of forward commitments to enter into.

     The table on the next page sets forth the scheduled repricing or maturity of the Bank's assets and liabilities at September 30, 2004 and management's assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the OTS with respect to NOW, checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although they are considered conservative by the ALCO. Fixed rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, $5.2 million of investments with final maturities averaging 37 months, but callable in six months or less are categorized in the six months or less category, in anticipation of their calls. At September 30, 2004, the Bank had $685.0 million of FHLB advances that contain various put positions exercisable at the option of the FHLB of Chicago. At

September 30, 2004, $55 million are shown in the less than six-months or less category, $25 million are shown in the six-month to one-year category and $125 million are shown in the one- to three-year category relating to their put option date based on the expected exercise of the put option by the FHLB of Chicago and the remaining $480 million are shown in the category relating to their final maturities.

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

     Though management believes that its asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on the Bank's operations, a decrease in long term interest rates in the near term may adversely affect the Bank's operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long-term interest rates could benefit the Bank's operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward and new loans would be originated at higher rates, although the higher rates may also dampen the level of new originations.

                                                                        AT SEPTEMBER 30, 2004
                                                            MORE THAN   MORE THAN    MORE THAN
                                              6 MONTHS      6 MONTHS      1 YEAR     3 YEARS TO     MORE THAN
                                               OR LESS      TO 1 YEAR   TO 3 YEARS    5 YEARS        5 YEARS     TOTAL
                                              --------      ----------  ----------   ----------    ----------  ---------
                                                                        (Dollars in thousands)
Interest-earning  assets:
   Real estate loans                       $   909,291      563,928     2,000,630    1,336,038      617,140    5,427,027
   Consumer loans                            1,185,788        5,818        20,658       14,044       12,608    1,238,916
   Commercial business loans                    96,421        8,828        19,344       13,145        1,525      139,263
   Mortgage-backed securities                  123,475      103,468       255,964      200,183      336,170    1,019,260
   Interest-bearing deposits                    67,614            -             -            -            -       67,614
   Federal funds sold                           42,767            -             -            -            -       42,767
   Stock in FHLB of Chicago                    321,681            -             -            -            -      321,681
   Investment securities                       115,395          595        97,670      107,363       24,690      345,713
                                            ----------    ---------    ----------   ----------   ----------   ----------
   Total interest-earning assets             2,862,432      682,637     2,394,266    1,670,773      992,133    8,602,241
   Impact of hedging activity(1)                53,830            -       (12,202)      (9,761)     (31,867)           -
   Total net interest-earning
     assets adjusted for impact
     of hedging activities                   2,916,262      682,637     2,382,064    1,661,012      960,266    8,602,241
                                            ----------    ---------    ----------   ----------   ----------   ----------

Interest-bearing  liabilities:
   NOW and checking accounts                    75,500       69,081       252,841      157,059      333,750      888,231
   Money market accounts                       704,210            -             -            -            -      704,210
   Passbook accounts                           113,753      104,273       381,637      237,064      503,762    1,340,489
   Certificate accounts                        867,651      589,306       648,190      104,991       13,936    2,224,074
   FHLB advances                               570,704      282,990     1,005,726      350,000       30,000    2,239,420
   Other borrowings                            269,247           58        50,216           33          255      319,809
                                            ----------    ---------    ----------   ----------   ----------   ----------
   Total interest-bearing liabilities        2,601,065    1,045,708     2,338,610      849,147      881,703    7,716,233
                                            ----------    ---------    ----------   ----------   ----------   ----------
Interest sensitivity gap                   $   315,197     (363,071)       43,454      811,865       78,563      886,008
                                            ==========    ==========   ==========   ==========   ==========   ==========
Cumulative gap                             $   315,197      (47,874)       (4,420)     807,445      886,008
                                            ==========    ==========   ==========   ==========   ==========
Cumulative gap assets as a percentage
   of total assets                                3.38%        (.51)         (.05)        8.66         9.51
Cumulative net interest-earning
   assets as a percentage of
     interest-bearing liabilities               112.12%      98.69          99.93       111.81       111.48
                                            ===========   =========    ==========   ==========   ==========

AT DECEMBER 31, 2003
--------------------
Cumulative gap                             $   104,689     (142,378)      173,705      565,136      756,617
                                            ==========    ==========   ==========   ==========   ==========
Cumulative gap assets as a percentage
   of total assets                                1.17%       (1.59)         1.94         6.33         8.47
Cumulative net interest-earning
   assets as a percentage of
     interest-bearing liabilities               104.26%       95.89        103.07       108.53       110.16
                                            ==========    ==========   ==========   ==========   ==========

--------------------------
(1) Represents forward commitments to sell long-term fixed-rate as well as 3-1 and 5-1 adjustable rate mortgages loans.

REGULATORY CAPITAL. Savings associations must satisfy three different measures of capital adequacy: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio. The minimum level required for each of these capital standards is established by regulation. The Company has managed its balance sheet so as to reasonably exceed these minimums although it could operate at closer limits if it chose. The acquisitions of Fidelity and St. Francis did not have a significant impact on capital adequacy levels.

The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                                  TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                        FOR CAPITAL            PROMPT CORRECTIVE
                                                 ACTUAL              ADEQUACY PURPOSES         ACTION PROVISIONS
                                          --------------------    ----------------------     ---------------------
                                            AMOUNT      RATIO        AMOUNT      RATIO         AMOUNT       RATIO
                                          ---------    -------     ---------    -------      ---------     -------
                                                                  (Dollars in thousands)
As of September 30, 2004:
   Tangible capital
     (to total assets)                    $   633,526    7.05%     =>$ 134,877  =>1.50%           N/A
   Core capital
     (to total assets)                    $   633,526    7.05%     =>$ 359,672  =>4.00%      =>$ 449,591   =>5.00%
   Total capital
     (to risk-weighted assets)            $   655,754   10.78%     =>$ 486,801  =>8.00%      =>$ 608,501  =>10.00%
   Core capital
     (to risk-weighted assets)            $   633,526   10.41%             N/A               =>$ 365,100   =>6.00%

As of December 31, 2003:
   Tangible capital
     (to total assets)                    $   615,582    7.16%     =>$ 129,000  =>1.50%           N/A
   Core capital
     (to total assets)                    $   615,582    7.16%     =>$ 343,999  =>4.00%      =>$ 429,998   =>5.00%
   Total capital
     (to risk-weighted assets)            $   640,413   11.45%     =>$ 447,366  =>8.00%      =>$ 559,208  =>10.00%
   Core capital
     (to risk-weighted assets)            $   615,582   11.01%             N/A               =>$ 335,525   =>6.00%

     A reconciliation of consolidated stockholder's equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2004               2003
                                                -----------        -----------
                                                   (Dollars in thousands)

Stockholder's equity of the Bank              $     911,791            896,783
Goodwill and core deposit intangibles              (274,226)          (276,549)
Non-permissible subsidiary deduction                   (383)              (252)
Non-includable mortgage servicing rights             (2,549)            (2,413)
Regulatory capital adjustment for available
   for sale securities                               (1,106)            (1,987)
Recourse on loan sales                              (12,709)            (9,682)
General loan loss reserves                           34,936             34,513
                                                -----------        -----------
    Core and supplementary capital            $     655,754            640,413
                                                ===========        ===========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A quantitative and qualitative analysis about market risk is included in the Company's December 31, 2003 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of September 30, 2004 since December 31, 2003. See "Asset/Liability Management" in
Item 2, for a further discussion of the Company's interest rate sensitivity gap analysis.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

PART II  -  OTHER INFORMATION
-----------------------------

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information in connection with purchases of the Company's common stock made by, or on behalf of, the Company during the third quarter of the fiscal year ending December 31, 2004.

                                                                                      MAXIMUM NUMBER
                                                                TOTAL NUMBER          (OR APPROXIMATE
                                                                 OF SHARES             DOLLAR VALUE)
                              TOTAL                             PURCHASED AS            OF SHARES
                           NUMBER OF           AVERAGE        PART OF PUBLICLY       THAT MAY YET BE
                             SHARES          PRICE PAID        ANNOUNCED PLANS     PURCHASED UNDER THE
   PERIOD                 PURCHASED(1)        PER SHARE        OR PROGRAMS(2)       PLANS OR PROGRAMS(2)
   ------                 ---------           ---------        --------------       --------------------
July 1, 2004
through
July 31, 2004                  7,800         $   40.19               7,800                212,200

August 1, 2004
through
August 30, 2004              110,800             39.99             110,800                101,400

September 1, 2004
through
September 30, 2004                 -               n/a                   -                101,400
                          ----------          --------         -----------            -----------

Total                        118,600         $   40.00             118,600                101,400
                          ==========          ========         ===========            ===========

--------------------------
(1) The table does not include 466 shares subject to options surrendered in payment of withholding tax.
(2) Information relates to the stock repurchase plan publicly announced by the Company in May 2003, which authorized the purchase of up to 1.6 million shares of common stock.


Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  None.

Item 6.  Exhibits

         Exhibit No. 3.     Certificate of Incorporation and By-laws.

               (i) Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 0-18121) dated December 19, 2000.)

               (ii) Amended and Restated By-laws of Registrant.  (Incorporated herein by reference to Exhibit No. 3 to Registrant's September 30, 2003 Form 10-Q (File No. 0-18121).)

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





----------------------
+   Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    MAF Bancorp. Inc.
                                            -----------------------------------
                                                     (Registrant)



Date:  November 9, 2004               By:           /s/  Allen H. Koranda
       ----------------                     -----------------------------------
                                                     Allen H. Koranda
                                                Chairman of the Board and
                                                  Chief Executive Officer




Date:  November 9, 2004              By:         /s/  Jerry A. Weberling
       ----------------                    -----------------------------------
                                                  Jerry A. Weberling
                                             Executive Vice President and
                                                Chief Financial Officer