Form 10-K
period 2004-12-31
MAF BANCORP INC
filed 2005-03-16
CIK 854662

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Based upon the closing price of the registrant's common stock as of June 30, 2004, the aggregate market value of the voting stock held by non affiliates of the registrant was $1.3 billion.*

The number of shares of Common Stock outstanding as of March 11, 2005: 32,704,225

-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------

*Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Except to the extent shares have been allocated to the plan accounts of directors and executive officers, the affiliate holdings do not include shares held in certain employee benefit plans administered by plan committees that include executive officers.

===============================================================================

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-K


                                                                                                                   PAGE
                                     PART I

ITEM 1.       BUSINESS ...............................................................................................1
ITEM 2.       PROPERTIES ............................................................................................28
ITEM 3.       LEGAL PROCEEDINGS .....................................................................................28
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................28

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .....................................................28
ITEM 6.       SELECTED FINANCIAL DATA ...............................................................................29
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS .............................................................................31
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................................45
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........................................................49
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES .............................................................................85
ITEM 9A.      CONTROLS AND PROCEDURES ...............................................................................85
ITEM 9B.      OTHER INFORMATION. ....................................................................................85

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................................................85
ITEM 11.      EXECUTIVE COMPENSATION ................................................................................86
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS .......................................................................86
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................................86
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES ................................................................86

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES ...........................................................87

SIGNATURES ..........................................................................................................91

                                     PART I

ITEM 1. BUSINESS

GENERAL

     MAF Bancorp, Inc. was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb ("Bank"), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Over the last ten years, the Bank has grown from 14 branches and $1.65 billion in total assets at December 31, 1994 to 72 branches and $9.68 billion in assets at December 31, 2004. Today, the Bank is one of the largest community-oriented financial institutions in the Chicago and Milwaukee metropolitan areas and serves both retail and business banking customers. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc. ("MAFD"), a business we started at the Bank in 1974.

     The Company's executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514-1500. The Company's telephone number is
(630) 325-7300.

     In Illinois, the Bank now operates 49 branches located in residential neighborhoods in the City of Chicago and throughout suburban communities in the Chicago metropolitan area. We have significant market penetration in northwest Chicago and west and southwest suburban areas of Cook, DuPage, Will and Kane counties. In Wisconsin, the Bank serves communities in the Milwaukee area through 23 retail branches under the name of St. Francis Bank, a division of Mid America Bank, fsb. All of our locations are full-service branches, many of which offer customers the convenience of drive-up facilities.

     We have grown our franchise through de novo branching, acquisitions of other financial institutions and branch acquisitions. We have completed four acquisitions since November 2001, including two in 2003 -- Fidelity Bancorp, Inc. and St. Francis Capital Corporation -- and Chesterfield Financial Corp. late in 2004. The table below provides information regarding these acquisitions:

                                                                                             TOTAL
                                         NUMBER OF                      ACQUISITION        ASSETS AT
       ACQUIRED COMPANY                   BRANCHES     MARKET AREA          DATE            CLOSING
---------------------------              ---------   ---------------  ---------------    -------------
Chesterfield Financial Corp...               3         Chicago, IL       October 2004    $   354,221
St. Francis Capital Corp......              23        Milwaukee, WI     December 2003      2,190,627
Fidelity Bancorp..............               4         Chicago, IL        July 2003          612,869
Mid Town Bancorp..............               4         Chicago, IL      November 2001        307,469

We intend to continue to pursue acquisition opportunities to strengthen our market share in the greater Chicago and Milwaukee metropolitan areas and may consider selective acquisitions that present strategic growth opportunities in other attractive markets in the Midwest.

     We also purchased one branch office in 2003 (with deposits of $8.5 million) and have opened nine de novo offices in the past three years: two in 2002, four in 2003, and three in 2004. Our selective branching strategy is to seek out attractive locations, generally either in high traffic grocery store anchored retail centers or at intersections with convenient drive-in access, in communities where we believe we have opportunity to gain deposit market share through a new facility. We tend to target areas that we believe are not yet fully served by other banking organizations and offer an attractive deposit base or potential growth. We have plans underway to open four additional branches over the next 12 months or so, including two in Chicago, one in Downers Grove, Illinois, a west suburb of Chicago, and one in Pewaukee, Wisconsin, a fast-growing community west of Milwaukee.

     As we have grown over the past four years, we have successfully transitioned our business from a traditional savings and loan engaged primarily in one- to four-family residential mortgage lending to a more diversified consumer and business bank, retaining our emphasis on community-oriented, responsive customer service. We offer a wide variety of checking, savings and other deposit accounts as well as investment services and securities brokerage, general insurance services and other financial services targeted to individuals, families and small- to medium-sized businesses in our primary market areas. With a consistent focus on growth in core deposits in our deposit gathering strategy, we have succeeded in shifting our deposit mix to a higher concentration of lower cost deposits such as checking and money market accounts with less emphasis on certificates of deposit. We expect this trend to continue as we continue to build our business banking unit and work to attract higher levels of commercial deposits. At December 31, 2004, core deposits (checking, passbook and money market accounts) comprised 60% of our total deposits, while retail certificates of deposits accounted for 40% of the total.

     Our lending strategy focuses primarily on loans secured by real estate in our market areas. We originate residential one- to four-family mortgage loans, home equity loans, and equity lines of credit for our portfolio and for sale into the secondary market. We also target multi-family mortgage and residential construction loans and, through our Business Banking unit that we started in 2001, commercial real estate, land development and commercial loans. We expect these higher-yielding business lending categories to comprise a larger portion of our loan portfolio as we continue to grow. The acquisitions of Mid Town, Fidelity and St. Francis contributed significantly to the change in our asset mix, increasing our multi-family mortgages, home equity loans and commercial real estate and business loans and reducing the concentration of one- to four-family mortgage loans in our total loan portfolio. At December 31, 2004, 58% of total loans were comprised of one- to four-family mortgages compared to 88% in 2000.

     For segment information regarding the Company's two lines of business (banking and land development), see "Note 18. Segment Information" to the audited consolidated financial statements of the Company included in "Item 8. Financial Statements and Supplementary Data."

COMPETITION

     We face increasing competition for retail and business banking customers and deposit accounts and loan originations. Several national financial institutions have been pursuing aggressive de novo branching plans that have heightened competitive pressures in the Company's market areas, particularly in the Chicago area. Competition for deposit accounts comes primarily from other banks, credit unions, money market mutual funds, and insurance companies (primarily in the form of annuity products). We compete for both retail and business banking customers on the basis of interest rates offered, pricing of fees and services, convenience of branch locations, access to ATMs, ability to access services through multiple distribution channels and office hours. Competition for residential loan products comes primarily from local and national mortgage brokers, other banking institutions and mortgage banking companies. In Business Banking, we primarily compete for loans with commercial lenders at local small and mid-sized banking organizations. Competitive factors for loans include interest rates, terms, fees and customer service.

LENDING ACTIVITIES

     We work with customers and business clients to provide a wide range of lending products designed to meet their individual requirements, while adhering to our internal underwriting standards that have allowed us to maintain strong credit quality and minimize credit losses historically.

     RESIDENTIAL LENDING. We have been and continue to be one of the largest originators of residential mortgages in our market area. We typically sell a significant portion of our one- to four-family mortgage production into the secondary market. We have worked to develop a broader base of investors to include not only Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal Home Loan Bank Mortgage Partnership Program ("MPF"), but also commercial and investment banks, as well as other private investors to provide outlets for most of our products, including non-conforming and adjustable-rate loans.

     We offer a variety of fixed-rate mortgage loans with amortization terms ranging from 10 to 30 years. We generally set our interest rates on fixed-rate loans daily based on secondary market prices and market conditions. It is our policy to sell almost all of our 30- and 20-year and a large portion of our 15-year fixed-rate loan originations to manage our interest rate risk exposure, but we usually retain the serving rights on the loans we sell. At December 31, 2004, we had approximately $1.04 billion of fixed-rate one- to four-family mortgage loans in our loan portfolio. These consisted of $159.2 million of 30-year mortgages, $18.0 million of 20-year mortgages and $297.2 million of 15-year mortgages. The remaining $565.5 million includes 10-year mortgages and seven year balloon mortgages, which we typically keep in portfolio.

     We also offer a variety of ARM loans with 30- and 40-year amortization terms that have initial rates which are fixed for a period of one to seven years, with annual adjustments (and periodic and lifetime caps) thereafter. At December 31, 2004, $2.98 billion, or 74% of our one- to four-family portfolio were adjustable rate loans, including $1.36 billion of 3/1 ARMs and $1.45 billion of 5/1 ARMs. During

2004, we began to offer ARM loans with interest-only features, meaning they require no principal amortization. We generally price our ARM loans to the secondary market prices, but may more aggressively price from time to time to provide growth in our loan portfolio. Despite the benefits of ARM loans, particularly those with shorter initial fixed-rate periods, for asset/liability management purposes, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential risk of default.

     We attract most of our residential mortgage loan customers through commissioned loan officers and cross-selling to banking customers, although we use loan-by-phone and the Internet to attract a small but increasing volume of our business. Our underwriting for residential loans generally conforms with secondary market standards to maintain high credit quality, and limit our liquidity risk related to selling or securitizing our originations.

     We generally require a customer to obtain private mortgage insurance (PMI) for loans with loan-to-value ratios in excess of 80%, or we may choose to self-insure based on FICO score or obtain lender paid private mortgage insurance and charge the customer a higher interest rate to compensate for the greater risk of these loans. The Bank has a mortgage reinsurance subsidiary that shares in a portion of the insurance premiums earned by various private mortgage insurance companies on loans originated by the Bank, in return for assuming a second-tier layer of risk on insured portions of these loans. For the year ended December 31, 2004, 2003 and 2002, this activity generated pre-tax income of $2.7 million, $2.0 million and $906,000, respectively. At December 31, 2004, we had $425 million of one- to four-family loans, or 11% of total one- to four-family mortgage loans, with greater than 80% LTV without PMI.

     An important part of our business strategy is our commitment to community lending initiatives. We offer various innovative and flexible home mortgage products and participate in or actively support many special lending programs designed to promote affordable homeownership and address the needs of underserved communities in the markets we serve. In February 2003 we set an aggressive community lending target of $3 billion of loan volume for our CRA assessment area in Chicago and surrounding areas over a six-year period. To date, we have fulfilled $1.7 billion of that goal. In conjunction with our acquisition of St. Francis, we announced a community lending goal of $500 million in loans over a five-year period to Milwaukee area communities and neighborhoods and have achieved approximately $50 million of that goal to date. These programs include single and multi-family home mortgage loans in low-to-moderate income census tracts, loans in predominantly minority communities, and loans to borrowers whose income is below 80% of median income. Many loans we make in our community lending programs tend to have higher loan-to-value ratios.

     HOME EQUITY LENDING. Our consumer lending is primarily focused on home equity loans and equity lines of credit. In 2000, we made a strategic decision to expand our level of equity line activity in an effort to capitalize on our penetration of residential lending production in our primary market areas and to reduce interest rate risk exposure, as home equity loans are variable rate products generally tied to the prime rate. We have also recently begun to originate home equity lines through wholesale broker arrangements. Our growth opportunities with this product stem from steady to strong growth in real estate values in our markets in recent years. At December 31, 2004, we had $1.28 billion of amounts outstanding under home equity lines of credit compared to $898.5 million at December 31, 2003. At December 31, 2004, the average utilization rate on our equity line portfolio was 55.8% compared to 52.0% at December 31, 2003. We underwrite our home equity loans in a similar fashion to our residential production, by looking at our customer's ability to repay the loan, including FICO score, and by the combined loan-to-value ratio of the loan taking into account any first mortgage loan. We do not make home equity loans where the combined loan-to-value ratio exceeds 100%. We use a tiered pricing schedule that uses a combination of a customer's FICO score and combined loan-to-value ratios to determine the rate on an equity line of credit.

     We are generally required to maintain higher capital levels to support home equity lines of credit than for residential mortgages and must take into account the entire approved amount of the equity line, not just the amount drawn at any given time.

     COMMERCIAL REAL ESTATE. We lend on various commercial properties, including small office buildings, warehouses, industrial/manufacturing buildings, land acquisition and development, and other improved non-residential properties. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending primarily on owner-occupied or existing income-producing properties and generally restricts such loans to properties in our market areas.

     Commercial real estate loans tend to be much larger than our average residential loan, and involve a greater degree of risk than residential mortgage loans with respect to the determination of the market value of the collateral and the nature of underlying cash flow assumptions. Our underwriting of commercial real estate loans is a robust process and is less homogeneous than generally found in our residential loan unit. We use outside appraisers with pertinent expertise for the underwriting of our commercial real estate properties. Our credit analysis also includes a review of the property's ability to service debt, the capacity of the borrower to generate income elsewhere and where applicable, the strength of any personal guarantor(s). We generally seek a net operating income to debt service ratio of 1.15 times, exclusive of other outside income. In instances where the coverage ratio is lower, we will tend to charge a higher rate of interest to compensate us for the increased level of risk.

     CONSTRUCTION AND LAND LENDING. Our construction and land lending are both focused on one- to four-family residences, and are primarily originated in our market areas. This lending focuses on planned construction of owner occupied properties where qualified contractors are involved, and loans are structured to be converted to permanent loans at the end of the construction phase, or repaid. Our construction loans tend to be adjustable-rate, with interest only requirements during the construction phase. The maximum loan-to-value during construction is generally limited to 80% LTV. Loan proceeds are disbursed in increments as construction progresses, inspections are completed and lien waivers obtained.

     Our land lending includes loans to developers for the development of residential subdivisions in our market area, as well as loans to builders and individuals. At December 31, 2004, loans to developers aggregated $15.1 million, or 23.3% of our land loans. These loans carry terms of three to five years. Under Bank policy, the loan-to-value ratio may not exceed 80% and is generally less than 75%. The majority of these loans are floating rate based on the prime rate or LIBOR. Loans generally are made to existing customers of the Bank and developers with whom the Bank has had long standing relationships. The Bank requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development project.

     Construction and land development loans involve higher risks than residential mortgages because loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of local governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Construction and land development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The Bank has attempted to address these risks through its underwriting procedures and its limited amount of construction lending on multi-family and commercial real estate properties.

     COMMERCIAL BUSINESS LENDING. The Bank originates a variety of commercial loans, including working capital financing, equipment loans, real estate loans and selected personal loans for executives, professionals and entrepreneurs. Collateral can take many forms, such as real estate, business or personal assets, or in some cases loans may be unsecured. Typically, we target small-to medium-sized, privately held businesses in our primary market areas and seek to establish full service commercial loan and deposit relationships. We are seeking to grow our commercial lending portfolio, as management believes this type of lending can provide higher yield opportunities than residential loans and is an important component in helping to maintain a balanced loan portfolio.

     Commercial loans can contain risk factors unique to the business of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business of each borrower, place appropriate value on collateral taken and structure the loan properly to make sure that collateral values are maintained while loans are outstanding. Appropriate documentation of commercial loans is also important to protect our interests. Our credit approval process for commercial loans is comprehensive.

Our underwriting process includes an evaluation of the borrower's historical and projected balance sheet, income statement, liquidity and cash flow as well as the strength of the collateral to determine the level of creditworthiness of the borrower. We typically review the current and future cash needs of the borrower, the business strategy, management's ability to execute the strategies, and the strength of the guarantors. While our loan policy has guidelines for advances on different types of collateral, we establish eligible asset values on a case-by-case basis for each borrower. Generally, commercial business loans are secured by a first priority security interest in all the assets of the borrower and also include the personal guarantees of business owners. Additionally, the Bank may provide letter of credit services to certain borrowers on a case-by-case basis.

     MULTI-FAMILY LENDING. The Bank originates multi-family residential mortgage loans in its market areas. At December 31, 2004, the Bank had multi-family loans of $647.4 million, including a portfolio of purchased participating interests of $3.7 million related to low-income housing. Multi-family loans represent 9.4% of total loans receivable at December 31, 2004. Multi-family residential mortgage loans are generally ARM loans with interest rates with initial fixed rate terms of three to ten years, amortization periods of up to 25 years and balloon maturity dates of five to ten years and carry a loan-to-value ratio not greater than 80%. The Bank generally requires a net operating income to debt service ratio of at least 1.0 times.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio by loan type at the dates indicated. The table reflects the change in the loan portfolio mix resulting from the increased emphasis on equity lines of credit since 2000, the formation of a Business Banking unit in 2001, and the impact from acquisitions that closed in 2003. These acquisitions quickened the pace of loan diversification away from one- to four-family mortgage loans that started in 2000.

                                                                          DECEMBER 31,
                            -------------------------------------------------------------------------------------------------------
                                    2004                 2003                 2002                2001               2000
                            -------------------  -------------------  -------------------  -------------------  -------------------

                                        PERCENT                PERCENT             PERCENT             PERCENT             PERCENT
                                          OF         AMOUNT      OF                  OF                  OF                  OF
                             AMOUNT     TOTAL                  TOTAL     AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL
                            ---------   ------    ---------    ------   ---------  ------   ---------  ------   ---------  ------
                                                                   (Dollars in thousands)
One- to four-family....    $4,024,322    58.38%  $3,924,965     61.31% $3,470,937   78.70% $3,559,466   82.33% $3,807,980   88.33%
Equity lines of
  credit...............     1,276,647    18.52      898,452     14.03     387,025    8.78     258,884    5.99     146,020    3.39
Home equity loans......        55,136      .80       67,119      1.05      32,120     .73      52,216    1.21      64,465    1.49
Multi-family...........       647,382     9.40      621,255      9.70     260,318    5.90     197,685    4.57     173,072    4.01
Commercial real
  estate...............       505,214     7.33      521,438      8.14     142,493    3.23     140,128    3.24      41,223     .96
Construction...........       164,995     2.39      127,525      2.00      48,179    1.09      43,756    1.01      29,566     .69
Land...................        64,765      .94       75,012      1.17      42,530     .96      44,494     1.0      40,497     .94
Consumer...............         7,650      .11       38,238       .60       6,255     .14       7,975     .19       4,783     .11
Commercial
  business loans.......       147,345     2.13      128,266      2.00      20,592     .47      18,596     .43       3,528     .08
                            ---------   ------    ---------    ------   ---------  ------   ---------  ------   ---------  ------
   Total loans
     receivable........     6,893,456   100.00%   6,402,270    100.00%  4,410,449  100.00%  4,323,200  100.00%  4,311,134  100.00%
                                        ======                 ======              ======              ======              ======
Less:
   Loans in process            34,143                59,733                30,689              21,678              12,912
   Unearned discounts,
      premiums and
      deferred
      loan fees,
      net.............        (19,201)              (16,614)               (2,875)             (4,555)             (7,076)
                            ---------             ---------             ---------           ---------           ---------
Loans receivable,
   net................     $6,878,514             6,359,151             4,382,635           4,306,077           4,305,298
                            =========             =========             =========           =========           =========

     The following table shows the breakdown of fixed-rate and adjustable-rate loans for certain loan categories as of the dates indicated.


                                                         DECEMBER 31,
                                 -------------------------------------------------------------
                                         2004                 2003                 2002
                                 -------------------  -------------------  -------------------
                                   AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                 ---------   -------  ----------  -------  ----------  -------
                                                  (Dollars in thousands)
Multi-family:
  Adjustable-rate..........      $ 572,507    88.4%  $ 489,354     78.8%  $ 160,543     61.7%
  Fixed-rate...............         74,875    11.6     131,901     21.2      99,775     38.3
                                   -------   -----     -------    -----     -------    -----
     Total multi-family....        647,382   100.0     621,255    100.0     260,318    100.0
                                   =======   =====     =======    =====     =======    =====
Commercial real estate:
  Adjustable-rate..........        381,861    75.6     391,356     75.1      62,990     44.2
  Fixed-rate...............        123,353    24.4     130,082     24.9      79,503     55.8
                                   -------   -----     -------    -----     -------    -----
     Total commercial
      real estate..........        505,214   100.0     508,398    100.0     142,493    100.0
                                   =======   =====     =======    =====     =======    =====
Construction:
  Adjustable-rate..........        113,950    69.1      81,770     64.1      31,796     66.0
  Fixed-rate...............         51,045    30.9      45,755     35.9      16,383     34.0
                                   -------   -----     -------    -----     -------    -----
     Total construction....        164,995   100.0     127,525    100.0      48,179    100.0
                                   =======   =====     =======    =====     =======    =====
Commercial business loans:
  Adjustable-rate..........         74,664    50.7      63,821     49.8      16,160     78.5
  Fixed-rate...............         72,681    49.3      64,445     50.2       4,432     21.5
                                   -------   -----     -------    -----     -------    -----
     Total commercial
        business...........      $ 147,345   100.0%   $128,266    100.0%   $ 20,592    100.0%
                                   =======   =====     =======    =====     =======    =====

     LOAN MATURITY. The following table shows the principal amount of loans for loan categories other than one- to four-family mortgages and consumer loans, by contractual final maturity at December 31, 2004. Because the principal amounts shown are not reduced for earlier scheduled principal repayments, this table is not indicative of the timing of expected repayments on these loans.


                                                     AT DECEMBER 31, 2004
                                 ------------------------------------------------------------
                                               DUE
                                              AFTER                      TOTAL
                                  DUE IN      1 YEAR          DUE         DUE          TOTAL
                                 1 YEAR       THROUGH        AFTER       AFTER        AMOUNT
                                 OR LESS      5 YEARS       5 YEARS      1 YEAR         DUE
                                 --------     --------     ---------    ---------    ---------
                                                    (Dollars in thousands)

 Multi-family.............       $  3,205       15,387       628,790      644,177      647,382
 Commercial real estate...         46,962      169,377       288,875      458,252      505,214
 Construction.............          2,314       97,347        65,334      162,681      164,995
 Land ....................          8,031       36,099        20,635       56,734       64,765
 Commercial business
  loans...................         59,132       71,348        16,865       88,213      147,345
                                 --------      -------     ---------    ---------    ---------
   Total..................       $119,644      389,558     1,020,499    1,410,057    1,529,701
                                 ========      =======     =========    =========    =========

Of the $1.41 billion of loans shown in the table above with contractual final maturities after one year, $968,144, or 68.7%, are adjustable rate loans and $441,913, or 31.3%, are fixed rate loans.

     ENVIRONMENTAL ISSUES. The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Bank if environmental contamination makes the security property unsuitable for use. This could also have an effect on nearby property values. In accordance with Fannie Mae and Freddie Mac guidelines, appraisals for single family residences on which the Bank lends include comments on environmental influences. The Bank attempts to control its risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any such environmental issues which subject it to potential material liability at this time.

     Environmental concerns such as asbestos containing material, underground storage tanks, mold, and lead-based paint can pose a health risk to tenants and negatively impact the collateral value of security property. To mitigate this risk to the Bank, loan policies call for management to consider all relevant factors in order to determine whether an environmental review is needed and, if so, the scope and detail, prior to the Bank's origination of commercial and multi-family loans. The relevant factors include, but are not limited to, the following: age of property, use of property, location of property, knowledge of subject area, borrower(s) financial capacity to withstand potential clean-up costs, loan amount and loan-to-value ratio of the proposed loan. For loans in excess of $1.0 million, a satisfactory

Phase I environmental exam is generally required as part of the loan approval process, with further investigation in the form of a Phase II exam taking place as dictated therein.

SECONDARY MARKET AND LOAN SERVICING ACTIVITIES

     ORIGINATIONS, PURCHASES AND SALES OF MORTGAGE LOANS. Our origination volumes, and the mix of fixed-rate and ARM products in our originations, is significantly dependent on the interest rate environment and the expected level of future interest rates. We originate the majority of our mortgage loan and home equity line production through our internal sales force of commissioned loan officers. We also have established relationships with a number of mortgage brokers operating in our market areas from whom we purchase loans, primarily home equity products, based on our published rate sheets and in conformity with our underwriting guidelines. Our strategy is to further develop this wholesale channel in Illinois and Wisconsin to expand our home equity line production. From time to time, we may also purchase mortgage loans from other institutions, usually in whole loan transactions where we assume the servicing, although we expect to continue to originate the majority of our mortgage and home equity loan production.

     We generally originate more residential mortgages than we desire to keep in our loan portfolio, particularly in times of significant refinancing activity such as 2002 and 2003 and in other periods where consumers' preference is oriented toward longer-term fixed rate products that we typically choose to sell. We also sell ARM loan production from time to time depending on market conditions and our interest rate management strategy. Loan sales also provide a source of liquidity for the Bank. In 2005, we intend to pursue opportunities to sell home equity products into the secondary market as part of our increased focus on home equity lending, although the secondary market for this product is not yet as well developed as that for residential mortgages. We currently expect to complete our first sale of home equity lines of credit during the first quarter of 2005.

     In the last two years we have generally sold most of our conforming and non-conforming, or jumbo, long-term fixed-rate loan originations. The Bank generally sells its conforming long term fixed-rate production to Freddie Mac, Fannie Mae, or the MPF program of the Federal Home Loan Bank of Chicago. (We refer to these agencies collectively as "GSEs," or government sponsored entities.) Since 2001, we have been selling most of our non-conforming long term fixed-rate production to private investors.

     The following table shows the Bank's one- to four-family mortgage and home equity originations and purchases and loan sale activity for the periods indicated.


                                                    FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------
                                            2004                 2003                 2002
                                    -------------------- --------------------- --------------------
                                      AMOUNT     PERCENT   AMOUNT     PERCENT    AMOUNT    PERCENT
                                    -----------  ------- -----------  -------  ----------  --------
                                                      (Dollars in thousands)
ORIGINATIONS AND PURCHASES:
One- to four-family mortgages
   Adjustable-rate...............   $ 1,481,547     62%  $ 1,790,163     45%  $ 1,459,668     48%
   Fixed-rate....................       905,182     38     2,188,658     55     1,588,769     52
                                      ---------    ---     ---------    ---     ---------    ---
      Total......................   $ 2,386,729    100%  $ 3,978,821    100%  $ 3,048,437    100%
                                      =========    ===     =========    ===     =========    ===
Equity lines of credit(1)........   $ 1,151,971          $   592,167          $   383,102
Home equity loans................        17,381                7,982               15,908
                                      =========            =========            =========
LOANS SOLD:
One- to four-family loans
   Adjustable-rate(2)............   $   264,292     29%  $   162,056      9%  $    55,981      4%
   Fixed-rate(2).................       649,789     71     1,604,896     91     1,251,547     96
                                      ---------    ---     ---------    ---     ---------    ---
      Total loans sold(2)........   $   914,081    100%  $ 1,766,952    100%  $ 1,307,528    100%
                                      =========    ===     =========    ===     =========    ===

------------------
(1) Represents total disbursements during the year on all home equity lines, including amounts related to lines newly originated during the year and lines previously outstanding. This does not reflect any unused amounts that remain available at year end.
(2) Loans sold include one- to four-family originations that are swapped into mortgage-backed securities and sold simultaneously and does not include $252.8 million for 2004 of Bank originated loans swapped into mortgage-backed securities and held in portfolio.

     In 2003 and most of 2004, the Bank retained the majority of our 15-year fixed-rate originations in portfolio as management was willing to absorb the interest rate risk in this product with the change in asset mix and increase in core deposit levels. Of the fixed-rate originations in 2004, $729.0 million, or 81%, conformed to the requirements for sale to Fannie Mae and Freddie Mac and $171.0 million, or 19%, were non-conforming. The Bank's "nonconforming" loans are generally designated as such because the principal loan balance exceeds $333,700 ($359,650 as of January 1, 2005), which is the Freddie Mac, Fannie Mae, and MPF purchase limit, and not because the loans present increased risk of default to the

Bank. Loans with such higher balances generally carry interest rates from one-eighth to three-eighths of one percent higher than similar, conforming fixed-rate loans.

     We often enter into forward commitments for loan sales based on our mortgage production pipeline. The majority of our loans are sold without recourse, except those loans sold through the MPF program, where the Bank retains a limited level of risk in exchange for better pricing on the loans sold. At December 31, 2004, the Bank had approximately $12.7 million in net credit risk exposure on loans it has sold through the MPF program.

     SWAPS FOR MORTGAGE-BACKED SECURITIES. The Bank may from time to time exchange or swap loans out of portfolio into mortgage-backed securities, primarily with Fannie Mae and Freddie Mac. The mortgage-backed securities may then be sold simultaneously, or held as mortgage-backed securities available for sale or held to maturity. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Swap activity by the Bank is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, the Bank swapped and sold $49.0 million in loans receivable, compared to $76.9 million for the year ended December 31, 2003. The Bank also swapped $252.8 million of 15-year fixed rate loans into mortgage-backed securities held to maturity to help manage the Bank's risk-based capital position in addition to providing collateral for borrowings. In 2003, the Bank swapped $85.3 million of long-term fixed-rate prepayment penalty protected loans that were in their final year of prepayment protection into mortgage-backed securities and sold them.

     LOAN SERVICING. The Bank typically retains servicing rights on loans that it sells into the secondary market. Loan servicing fee income is generated from loans that the Bank has originated and sold, and includes fees for the collection and remittance of mortgage payments, insurance premiums and real estate taxes. The Bank receives a monthly servicing fee for performing the aforementioned services equal to at least .25% for fixed-rate mortgages and .25% to .375% for ARM loans on the outstanding principal balance of the sold loans being serviced. Costs of servicing loans for others are charged to expense as incurred. The Bank is required to capitalize mortgage servicing rights upon the sale of loans based on assumptions as to fee income earned, estimated prepayment speeds of the underlying mortgage loans, and the cost of servicing. Mortgage servicing rights are amortized based on the estimated life of the loan servicing income stream, which is recorded as a decrease to loan servicing fee income. In addition, mortgage servicing rights are assessed quarterly for impairment, with any impairment or recovery recognized through a valuation allowance.

     The following table shows the components of loan servicing fee income in dollars and as a percentage of loans serviced for others, as well as other information regarding loans serviced for others for the years indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        2004          2003          2002
                                                    -----------   -----------    -----------
                                                            (Dollars in thousands)
Gross servicing revenue.........................    $     9,312         6,983          4,742
Amortization of mortgage servicing rights.......         (8,081)      (12,922)        (7,214)
Valuation allowance on mortgage
  servicing rights..............................             --          (940)        (2,300)
Recovery of mortgage servicing rights...........          2,072         2,070             --
                                                    -----------   -----------    -----------
   Loan servicing fee income (expense), net.....    $     3,303        (4,809)        (4,772)
                                                    ===========   ===========    ===========
As a percentage of average loans serviced
   for others:
   Gross servicing revenue......................           .277%         .278           .275
   Amortization of mortgage servicing rights....          (.241)        (.515)         (.419)
   Valuation allowance on mortgage
      servicing rights..........................             --         (.037)         (.134)
   Recovery of mortgage servicing rights........           .062          .082             --
                                                    -----------   -----------    -----------
      Loan servicing fee income (expense), net..           .098         (.192)         (.278)
                                                    ===========   ===========    ===========

Average balance of loans serviced for others....    $ 3,357,002     2,509,345      1,722,503
Loans serviced for others at end of year(1).....      3,641,445     3,330,039      2,021,512
Average service fee at year end.................            .28%          .26            .26
Mortgage servicing rights at end of year, net...         25,697        24,128         12,960
Mortgage servicing rights as a percentage of
   mortgage loans serviced for others...........            .71           .72            .64
Multiple of average servicing fee at year end...            2.5x          2.8x           2.5x
Weighted-average interest rate on loans
   serviced for others..........................           5.70%         5.89           6.63
                                                    ===========   ===========    ===========

------------------
(1)  One- to four-family loans.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

     DELINQUENT LOANS. When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally institutes collection procedures. When a loan payment is delinquent for three or more monthly installments, the Bank will generally initiate foreclosure proceedings and cease accruing interest. At December 31, 2004, 2003, and 2002, delinquencies in the Bank's portfolio were as follows:

                                       61-90 DAYS                  91 OR MORE DAYS(2)
                            -----------------------------     -----------------------------
                                      PRINCIPAL     AS A               PRINCIPAL    AS A
                                       BALANCE    PERCENT               BALANCE    PERCENT
                             NUMBER       OF        OF        NUMBER      OF         OF
                               OF     DELINQUENT   TOTAL       OF      DELINQUENT  TOTAL
                              LOANS     LOANS      LOANS(1)   LOANS      LOANS    LOANS(1)
                            -------   ----------  -------     ------   ---------- ---------
                                                 (Dollars in thousands)
December 31, 2004........      93     $ 8,557       .12%       283     $ 31,473      .45%
December 31, 2003........      43       4,851       .08        255       32,787      .51
December 31, 2002........      51       4,577       .10        200       25,394      .58

------------------
(1) Percentage represents principal balance of delinquent loans to total loans outstanding.
(2) The 91 or More Days category includes all loans on non-accrual regardless of days past due.


     NON-PERFORMING ASSETS. The table below sets forth information regarding non-performing assets held by the Bank at the dates indicated.

                                                                   DECEMBER 31,
                                              -----------------------------------------------------
                                                2004       2003        2002       2001      2000(1)
                                              --------    -------    -------     -------    -------
                                                              (Dollars in thousands)
 Non-accrual loans: (2)
    One- to four-family...................    $ 23,629     27,106     22,448      17,944     15,517
    Equity lines of credit................       3,449      1,874        569         590        574
    Home equity loans.....................         875        777        552         321        109
    Multi-family..........................       1,826        478         32          41        238
    Commercial real estate................       1,294      1,503        742          --         27
    Construction..........................          --         --        153         378        149
    Land..................................          --         --         --         166         93
    Consumer loans........................          79        471         38          11          2
    Commercial business loans.............         321        578        860          --         --
                                                ------     ------     ------      ------     ------
       Total..............................    $ 31,473     32,787     25,394      19,451     16,709
                                                ======     ======     ======      ======     ======
 Non-performing loans to total loans......         .46%       .51        .58         .45        .39
                                                ======     ======     ======      ======     ======
 Non-accrual investment securities........    $     --      7,697         --          --         --
                                                ======     ======     ======      ======     ======
 Foreclosed real estate:
    One- to four-family...................    $  1,487      3,200      2,366       1,405      1,762
    Commercial real estate................          --         --         --          --         46
                                                ------     ------     ------      ------     ------
       Total foreclosed real estate,
         net of reserves..................    $  1,487      3,200      2,366       1,405      1,808
                                                ======     ======     ======      ======     ======
 Total non-performing assets..............    $ 32,960     43,684     27,760      20,856     18,517
                                                ======     ======     ======      ======     ======
 Total non-performing assets to
   total assets...........................         .34%       .49        .47         .37        .36
                                                ======     ======     ======      ======     ======

------------------
(1) Non-accrual one- to four-family loans at December 31, 2000 includes $1.7 million of accruing loans 91 days or more overdue. Since January 1, 2001, the Bank does not accrue interest on loans more than 91 days past due.
(2) Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

     NON-ACCRUAL LOANS. A loan (whether considered impaired or not) is classified as non-accrual. Generally, when a loan is 91 days or more past due, in the process of foreclosure, or in bankruptcy, or when collectibility is otherwise in doubt, the full amount of previously accrued but unpaid interest on non-accrual loans is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the Bank's loan portfolio.

     For each of the years ended December 31, 2004, 2003 and 2002, the amount of interest income that would have been recorded on non-accrual loans if these loans were performing in accordance with their terms amounted to $1.4 million. For the years ended December 31, 2004, 2003 and 2002, interest income on non-accrual loans that was actually collected and recorded amounted to $630,000, $718,000 and $562,000, respectively.

     The majority of our non-performing loans are secured by residential real estate which we generally regard as presenting lower risk of credit loss due to the nature of the collateral. Ratios for loans secured by one- to four- family residential properties were as follows:

                                                                                     DECEMBER 31,
                                                                                   ---------------
                                                                                   2004       2003
                                                                                   ----       ----
One- to four-family loans as a percentage of total loans(1).................        78%        77%
Non-performing one- to four-family loans as a percentage of total
 non-performing loans(1)....................................................        89         92
Percentage of non-performing one- to four-family loans with private
 mortgage insurance or other guarantees.....................................        46         42
Average loan-to-value of non-performing one- to four-family loans without
 private mortgage insurance or other guarantees.............................        66         65
                                                                                    ==         ==

------------------
(1)  Includes equity lines of credit and home equity loans.

     IMPAIRED LOANS. The Bank considers a loan impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. Impairment for loans considered individually significant and that exhibit probable or observed credit weaknesses are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the determined fair value of an impaired loan is less than the carrying value of the loan and a loss has deemed to have occurred, the Bank charges off the principal amount of the loan in excess of fair value or net realizable value. For loans that are not individually significant (i.e. loans under $1.0 million), and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. These homogeneous loans are excluded from the impaired loan disclosures. The Bank uses these criteria on one- to four-family residential loans, consumer loans, smaller multi-family residential loans, and land loans. At December 31, 2004 and 2003, the Company had $3.4 million and $2.6 million of impaired loans, respectively. The average balance of impaired loans for 2004 and 2003 was $2.7 million and $1.8 million, respectively.

     NON-ACCRUAL INVESTMENT SECURITIES. In addition to non-performing loans, included in non-performing assets at December 31, 2003, were two aircraft-related asset-backed securities totaling $7.7 million that were on non-accrual status and classified as substandard. One of these securities, with a December 31, 2003 carrying value of $6.7 million, was written down by $3.0 million in the fourth quarter of 2002, and the other with a December 31, 2003 carrying value of $1.0 million was written down by $5.0 million in the first quarter of 2003 and by an additional $1.9 million in the third quarter of 2003 due to continued declines in its estimated market value. A third security written down by $3.1 million in the first quarter of 2003, which management had classified as special mention, was not included in non-performing assets, was current as to principal and interest payments at December 31, 2003 and was still accruing interest. The December 31, 2003 carrying value of this collateralized bond obligation security was $4.9 million after the $3.1 million writedown. All three securities were sold during 2004 at a net gain of $2.7 million.

     CLASSIFIED ASSETS. The federal regulators have adopted a classification system for problem assets of insured institutions, which covers all problem assets and requires certain reserves. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, a "special mention" category consists of assets, which currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention.

     In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem assets in its portfolio to determine whether any loans or investments require classification in accordance with applicable regulations. At December 31, 2004 and 2003, all of the Bank's non-performing loans were classified as substandard. In addition, at December 31, 2004, the Bank had classified $4.4 million of multi-family loans and $24.8 million of commercial loans as substandard for regulatory purposes that were still accruing interest. The Bank also had $1.6 million of commercial loans classified as doubtful of which $113,000 were non-accrual and the remaining $1.5 million were still accruing interest. Special mention loans at December 31, 2004 and 2003 totaled $10.2 million and $39.1 million, respectively.

     ALLOWANCE FOR LOAN LOSSES. In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, if any, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the credit review of the business banking portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Larger loans, typically secured by commercial real estate, that exhibit probable or observed credit weaknesses are subject to individual review. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable losses in the loan portfolio at December 31, 2004. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Bank's borrowers.

     The allowance for loan losses totaled $36.3 million at December 31, 2004, or .53% of total loans receivable, exclusive of loans held for sale, and $34.6 million, or .54% of total loans receivable at December 31, 2003. An analysis of the changes in the allowance for loan losses for the years indicated is presented in the table below.


                                                    YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------
                                        2004       2003       2002      2001       2000
                                      --------   --------   --------  --------   --------
                                                      (Dollars in thousands)

Balance at beginning of year......    $ 34,555     19,483     19,607    18,258     17,276
Charge-offs:
   One- to four-family............        (241)       (67)       (78)      (87)      (136)
   Equity lines of credit.........         (76)       (44)       (67)       --       (102)
   Home equity loans..............        (168)        --        (26)       --         --
   Consumer.......................         (80)      (110)       (22)      (17)       (18)
   Multi-family...................        (174)        --         --        --       (275)
   Commercial real estate.........         (41)        --         --        --         --
   Commercial business loans......        (311)      (148)      (424)       --         --
                                        ------     ------     ------    ------     ------
                                        (1,091)      (369)      (617)     (104)      (531)
                                        ------     ------     ------    ------     ------
Recoveries:
   One- to four-family............          54         29         60        39          9
   Equity lines of credit.........          18         26         10        --         --
   Home equity loans..............           1         --         --        --         --
   Consumer.......................          29          4          2         6          4
   Multi-family...................          93         --         --        --         --
   Commercial real estate.........           8         --         15        --         --
   Commercial business loans......          76         11        106        --         --
                                        ------     ------     ------    ------     ------
                                           279         70        193        45         13
                                        ------     ------     ------    ------     ------
Charge-offs, net of recoveries....        (812)      (299)      (424)      (59)      (518)
Provision for loan losses.........       1,215         --        300        --      1,500
Additions related to acquisitions.       1,297     15,371         --     1,408         --
                                        ------     ------     ------    ------     ------
Balance at end of year............    $ 36,255     34,555     19,483    19,607     18,258
                                        ======     ======     ======    ======     ======
Net charge-offs to average
   loans outstanding..............         .01%       .01        .01       .00        .01
Allowance for loan losses to
   total loans receivable,
   exclusive of one- to
   four-family loans held
   for sale.......................         .53        .54        .44       .45        .42
Allowance for loan losses to
   total non-performing loans.....      115.18     105.39      76.72    100.80     109.27
                                        ======     ======     ======    ======     ======

     The following table sets forth the Company's allocation of its allowance for loan losses. This allocation is based on management's subjective estimates. The amount of reserves allocated to a particular category may not be indicative of actual future losses, and amounts allocated to particular categories may change from year to year based on changes in management's assessment of the risk characteristics of the loan portfolio. An unallocated reserve is maintained to recognize the imprecision in measuring and estimating loss when evaluating reserves for individual loans or categories of loans. The allocation methods used during 2004, 2003 and 2002 were generally consistent. The increase in the amount of the allowance and changes in the allocation of the allowance among loan categories at December 31, 2004 compared to December 31, 2003 primarily reflect the additional allowance resulting from the Chesterfield acquisition and changes in the loan portfolio composition. The allowance allocations as a percentage of one- to four-family mortgage loans and home equity lines of credit decreased based on management's assessment of the improving economic conditions, the quality of underlying collateral, delinquency and loss experience. The unallocated reserve decreased in 2004 based on consideration of the improving economic conditions.


                                                                 AT DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------
                              2004                2003                2002                2001                 2000
                       ------------------  ------------------   ------------------- ------------------ -------------------
                                   LOAN                LOAN                 LOAN                LOAN                LOAN
                                 CATEGORY            CATEGORY             CATEGORY            CATEGORY            CATEGORY
                                  AS % OF             AS % OF              AS % OF             AS % OF             AS % OF
                                  TOTAL               TOTAL                TOTAL               TOTAL               TOTAL
                       ALLOWANCE  LOANS    ALLOWANCE  LOANS     ALLOWANCE  LOANS    ALLOWANCE  LOANS    ALLOWANCE  LOANS
                       --------- --------  --------- --------   --------- --------- --------- --------  --------- --------
                                                              (Dollars in thousands)
One- to
   four-family......  $  8,627    58.38%  $  8,594    61.31%   $  9,062    78.70%  $  9,755    82.33%  $  9,803    88.33%
Equity lines of
   credit...........     6,758    18.52      5,420    14.03       2,080     8.78      1,448     5.99      1,142     3.39
Home equity loans...       329      .80        320     1.05         216      .73        293     1.21        333     1.49
Multi-family........     3,912     9.40      3,721     9.65       2,030     5.90      1,730     4.57      1,480     4.01
Commercial
   real estate          10,960     7.33     11,304     7.94       2,846     3.23      2,646     3.24      1,978      .96
Construction........     1,691     2.39        759     2.34         426     1.09        501     1.01        401      .69
Land................       807      .94        870     1.17         531      .96        656     1.03        606      .94
Consumer............        47      .11        191      .60          80      .14         63      .19        100      .11
Commercial
   business.........     2,180     2.13      2,087     2.00         397      .47        250      .43         --      .08
Unallocated
   reserve..........       944      N/A      1,289      N/A       1,815      N/A      2,265      N/A      2,415      N/A
                        ------   ------     ------   ------      ------   ------     ------   ------     ------   ------
   Total............  $ 36,255   100.00%  $ 34,555   100.00%   $ 19,483   100.00%  $ 19,607   100.00%  $ 18,258   100.00%
                        ======   ======     ======   ======      ======   ======     ======   ======     ======   ======

     At December 31, 2004, the Bank's loan portfolio consisted of $4.06 billion of one- to four-family real estate loans, with an additional $1.23 billion of equity lines of credit or home equity loans on one- to four-family real estate and other consumer loans. At December 31, 2004, 46% of the one- to four-family non-performing loans carried private mortgage insurance or government guarantees. The average loan-to-value ratio on the one- to four-family non-performing loans without supplemental mortgage insurance was 66%. Based on the Bank's underwriting standards, overall loan-to-value ratios, concentration of lending primarily in its market area, and historically low charge off experience, management considers the risk of loss on these loans to be low. The remaining 22.0% of the Bank's portfolio, or $1.53 billion, consist of multi-family mortgage, commercial real estate, construction, land, and to a lesser extent, commercial business loans. These loans generally tend to exhibit greater risk of loss than do one- to four-family loans, primarily because such loans typically carry higher loan balances and repayment is dependent, in large part, on sufficient income to cover operating expenses. In addition, economic events and government regulations, which are outside the control of the Bank and the borrower, could impact the security of the loan or the future cash flow of affected properties.

     Net income of the Company could be affected if management's estimate of the amount of loss that may be incurred is materially different than actual results, which could require an additional provision for loan losses. Management believes the allowance for loan losses is adequate at December 31, 2004. However, future adjustments to the allowance may be necessary based on changes in economic conditions and the impact of such changes may have on the Bank's borrowers.

INVESTMENT ACTIVITIES

     Our strategy is to use our investment and mortgage-backed securities portfolios as stable sources of interest income and to provide flexibility in managing our interest rate risk and liquidity needs. For this reason, we keep our portfolios relatively short-term in nature and seek to limit exposure to credit risk. These portfolios represented a combined 19.2% of our total assets at December 31, 2004 compared to 19.3% at December 31, 2003. We maintain a majority of our investment and mortgage-backed securities in an available for sale portfolio, and we may sell these securities for liquidity needs, to alter asset/liability management strategies or to manage risk-based capital levels. The classification of investments and mortgage-backed securities as held to maturity, available for sale, or trading is made at the time of purchase based upon management's intent at that time. At December 31, 2004, $389.0 million of investment securities classified as available for sale had a cost basis of $389.2 million. At December 31,

2004, we had $245.0 million of mortgage-backed securities in a held to maturity portfolio. The loans underlying these securities are loans we originated and swapped into mortgage-backed securities.

     We owned $278.9 million of stock in the FHLB of Chicago at December 31, 2004, which is carried at cost, representing 2.9% of total assets and 28.6% of stockholders' equity. At December 31, 2004, we were required to hold a minimum of $109.4 million based on our outstanding advances from the FHLB of Chicago. The Bank may, subject to the discretion of the FHLB of Chicago, redeem at par any capital stock greater than our required investment. While our voluntary investment has yielded us a higher than market return in recent years, in mid 2004, we began reducing our voluntary stock position at the recommendation of our asset liability committee ("ALCO") in order to lower the investment concentration that resulted from our 2003 acquisitions. We redeemed $125.7 million of FHLB of Chicago stock in 2004 and expect to redeem another $45.0 million of stock in the first quarter of 2005.

     The following table sets forth certain information regarding the carrying value of our investment and mortgage-backed securities portfolios at the dates indicated.


                                                          DECEMBER 31,
                                               ------------------------------
                                                  2004       2003      2002
                                               ---------   --------  --------
                                                      (Dollars in thousands)
Investment securities available for sale:
   U.S. Government securities...............  $  127,782    155,432    91,189
   U.S. Agency securities...................     154,871     73,494     7,951
   Asset-backed securities..................      19,988     47,738    62,530
   Corporate debt securities................       7,320      7,809    65,422
   Bank trust preferred securities..........      61,928     62,668    58,230
   Marketable equity securities.............      17,070     18,193    22,913
                                               ---------   --------   -------
      Total investment securities...........  $  388,959    365,334   308,235
                                               =========    =======   =======
Stock in FHLB of Chicago....................  $  278,916    384,643   169,708
                                               =========    =======   =======
Mortgage-backed securities
   Available for sale.......................  $  948,168    971,969   365,638
   Held to maturity.........................  $  245,021         --        --
                                               ---------    -------   -------
      Total mortgage-backed
        securities..........................  $1,193,189    971,969   365,638
                                               =========    =======   =======

         The table below sets forth information regarding the carrying value, weighted average yields based on amortized cost, and maturities of the Company's investment and mortgage-backed securities.



                                                                 AT DECEMBER 31, 2004
                 -----------------------------------------------------------------------------------------------------------------
                 ONE YEAR OR LESS      1 TO 5 YEARS       5 TO 10 YEARS   MORE THAN 10 YEARS      TOTAL INVESTMENT SECURITIES
                 ------------------ ------------------ ------------------ ------------------ -------------------------------------
                           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED AVERAGE                     WEIGHTED
                 CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  LIFE IN  CARRYING   FAIR    AVERAGE
                  VALUE     YIELD    VALUE     YIELD    VALUE     YIELD    VALUE     YIELD    YEARS    VALUE     VALUE    YIELD
                 -------- --------- -------- --------- -------- --------- -------- --------- -------- -------- --------- --------
                                                           (Dollars in thousands)
U.S.
   Government
   securities.. $ 11,883    4.26% $ 114,783    3.20% $  1,116     3.74% $      --       --%   2.69 $  127,782  $ 127,782    3.30%
U.S. Agency
   securities..    2,895    2.24    146,907    3.20        --       --      5,069     3.17    3.22    154,871    154,871    3.18
Asset-backed
   securities..       --      --     13,107    2.89        --       --      6,881     5.81   10.61     19,988     19,988    3.90
Corporate debt
   securities..      571   47.00     6,749    12.12        --       --         --       --    2.55      7,320      7,320   14.85
Bank trust
   preferred
   securities..       --      --         --      --        --       --     61,928     4.49   27.24     61,928     61,928    4.49
Marketable
   equity
   securities:(1)
    GSE
   preferred
   stock.......       --      --         --      --        --       --     16,521     3.17      --     16,521     16,521    3.17
    Other......       --      --         --      --        --       --        549       --      --        549        549      --
Stock in FHLB
  of Chicago(2)       --      --         --      --        --       --    278,916     5.50      --    278,916    278,916    5.50
Mortgage-backed
  securities
  available
  for sale(3)..  220,918    4.21    411,221    4.19   223,197     4.21     92,832     4.20    2.96    948,168    948,168    4.08
Mortgage-backed
  securities
  held to
  maturity(3)..   32,233    4.62     98,494    4.61    75,261    4.57      39,033     4.59    4.48    245,021    244,615    4.59
                 =======    ====    =======    ====   =======    ====     =======     ====    ====  =========  =========    ====
   Total....... $268,500    4.33%   791,261    3.96   299,574    4.30     501,729     4.96    4.21 $1,861,064 $1,860,658    4.28%
                 =======    ====    =======    ====   =======    ====     =======     ====    ====  =========  =========    ====

------------------
(1) Marketable equity securities and Stock in the FHLB of Chicago with no stated maturity are included in the "More than 10 Years" category. These securities are excluded in the calculation of average life.
(2) The yield reflects the fourth quarter 2004 FHLB dividend of 5.50% which was declared in January 2005 and paid in February 2005.
(3) The repricing distributions and yields to maturity of mortgaged-backed securities are based upon estimated future cash flow and prepayments. Actual repricings and yields of the securities may differ from that reflected in the table depending upon actual interest rates and prepayment speeds.

     The bank trust preferred securities shown in the tables above represent investments in several different pools of collateralized debt securities consisting of primarily 30-year capital securities issued by various banks, thrifts and insurance companies. The underlying pool of issuers of the collateralized debt securities are well diversified as to asset size and geography. These securities are primarily LIBOR-indexed floating rate securities and contain an issuer call provision at par anytime after five years. The individual issuers of trust preferred securities have the ability to defer interest payments for up to 20 consecutive quarters in certain circumstances. At December 31, 2003, $365.3 million of investment securities classified as available for sale had a cost basis of $364.2 million.

     During 2004, the Company recorded a $2.0 million other-than-temporary impairment on two Freddie Mac floating-rate preferred stock securities with an aggregate carrying value of $8.8 million. The Company recorded the writedown because the current yield on these securities is below market interest rates, the fair value has been below cost for an extended period, and a recovery in fair value is not assumed within a reasonably short period of time. During 2003, the Company wrote down a $9.3 million floating-rate debt security by $6.9 million due to insufficient cash flow underlying the repayment of the security. This security was collateralized by various aircraft assets and leases. Another $7.4 million floating-rate security collateralized debt obligation which was secured by various high-yield debt securities was written down by $3.1 million during 2003. A charge taken in 2002 relating to a third $8.5 million floating-rate security in default following its maturity in December 2002. This security was collateralized by various aircraft leased to a major carrier that filed bankruptcy in the fourth quarter of 2002. These three securities were sold in 2004 at a gain of $2.7 million.

     The Bank has a wholly-owned subsidiary organized as a Nevada corporation that was acquired in the St. Francis acquisition. This subsidiary holds and manages a portfolio of our investment securities. At December 31, 2004, the Bank's total investment in the Nevada subsidiary was approximately $426.5 million, and the subsidiary had assets of $428.5 million consisting primarily of mortgage-backed securities.

     Wisconsin does not require consolidated tax returns and because the subsidiary is out of state, its income has not been subject to state income tax in Wisconsin. From time to time legislation has been proposed that would require consolidated reporting requirements in Wisconsin. Representatives of the Wisconsin Department of Revenue have indicated that the Department may revoke its previously issued favorable tax rulings relating to such Nevada subsidiaries, even though there has not been any intervening change in law. The Department also has implemented a program for the audit of Wisconsin financial institutions that have subsidiaries incorporated and located in Nevada, and may seek to assert a basis for imposition of Wisconsin income taxes on income from those operations, either retroactively or prospectively. The Company is not currently under audit by the Department.

     In addition to our investment securities and mortgage-backed securities portfolios, we maintain a portion of our assets in more liquid investments for daily liquidity management. The Bank's liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. The Bank invests overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions' financial condition. The Bank generally limits overnight federal funds sold investments to $100.0 million at any one institution.

DEPOSITS AND BORROWED FUNDS

     DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook accounts, interest-bearing and non-interest bearing checking accounts, money market and certificate accounts. The Bank has historically only solicited deposits from its market areas and has not used brokered deposits. However, at December 31, 2004, the Bank had $5.0 million of brokered deposits remaining as a result of the St. Francis acquisition. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. In the last several years, the Bank has emphasized growth in core accounts, defined as commercial and non-interest bearing checking accounts, interest-bearing checking accounts, money market accounts, and passbooks. We have increased our advertising and marketing promotions and have introduced more competitively priced, higher rate checking and money market products. At December 31, 2004, the ratio of core deposits to total deposits increased to 59.6% compared to 58.2% at December 31, 2003, primarily due to the success of the Bank's new high rate checking account product. At December 31, 2004, the Bank had $326.2 million of certificates of deposit at an average rate of 2.61% with original maturities of 13 to 23 months, that contain a one-time option for the owner to increase the interest rate to current rates.

     The following table sets forth the composition of deposits by type at the dates indicated and the change in the dollar amount of deposits for the periods shown:

                                                                                                          AT OR FOR THE
                                 AT OR FOR THE YEAR ENDED             AT OR FOR THE YEAR ENDED              YEAR ENDED
                                     DECEMBER 31, 2004                   DECEMBER 31, 2003              DECEMBER 31, 2002
                              -------------------------------      ------------------------------     ---------------------
                                           % OF       INCREASE                % OF       INCREASE                  % OF
                                AMOUNT     DEPOSITS   (DECREASE)    AMOUNT    DEPOSITS   (DECREASE)     AMOUNT     DEPOSITS
                              ---------   ---------   ----------   ---------  --------- ----------    ----------  ---------
                                                               (Dollars in thousands)
Commercial checking.......   $  239,249       4.0%   $  22,760    $  216,489     3.9%  $   66,484    $  150,005      4.0%
Non-interest bearing
   checking...............      250,569       4.2       32,123       218,446     3.9       79,327       139,119      3.7
Interest-bearing
  checking................      972,009      16.4      416,334       555,675    10.0      192,786       362,889      9.7
Commercial money markets..       64,810       1.1       45,298        19,512      .3       (3,056)       22,568       .6
Money markets.............      611,507      10.3     (273,709)      885,216    15.9      449,640       435,576     11.6
Passbooks.................    1,399,099      23.6       45,218     1,353,881    24.2      347,291     1,006,590     26.8
                              ---------     -----      -------     ---------   -----    ---------     ---------    -----
   Total core deposits....    3,537,243      59.6      288,024     3,249,219    58.2    1,132,472     2,116,747     56.4
Certificates of deposit...    2,395,605      40.4       71,880     2,323,725    41.7      689,448     1,634,277     43.6
                              ---------     -----      -------     ---------   -----    ---------     ---------    -----
 Unamortized premium......        2,860        --       (4,651)        7,511      .1        7,298           213       --
   Total deposits.........  $ 5,935,708     100.0%   $ 355,253   $ 5,580,455   100.0% $ 1,829,218   $ 3,751,237    100.0%
                              =========     =====      =======     =========   =====    =========     =========    =====

     The following table sets forth the distribution and the weighted-average nominal interest rates of the Bank's average deposits for the years indicated:


                                                                        YEAR ENDED
                               -----------------------------------------------------------------------------------------------
                                      DECEMBER 31, 2004              DECEMBER 31, 2003               DECEMBER 31, 2002
                               -------------------------------  -----------------------------   ------------------------------
                                             PERCENT   WEIGHTED            PERCENT   WEIGHTED               PERCENT    WEIGHTED
                                               OF      AVERAGE               OF      AVERAGE                  OF       AVERAGE
                                 AVERAGE     TOTAL     NOMINAL   AVERAGE    TOTAL    NOMINAL     AVERAGE     TOTAL     NOMINAL
                                 BALANCE    DEPOSITS   RATE      BALANCE   DEPOSITS    RATE      BALANCE    DEPOSITS     RATE
                               -----------  --------  --------  ---------- --------  ---------  ---------  ---------- ---------
                                                                  (Dollars in thousands)
Commercial checking........... $  236,300      4.15%      --% $    167,743     4.07%      --%    $ 124,801      3.41%       --%
Non-interest bearing
  checking....................    226,661      3.98       --       161,400     3.91       --       124,726      3.41        --
Interest-bearing checking.....    824,603     14.49      .84       410,261     9.95      .59       334,882      9.15       .81
Money markets.................    690,950     12.14      .76       494,676    12.00     1.06       436,317     11.92      1.93
Commercial money markets......     72,062      1.27     1.13        20,151      .49     1.36        26,456       .72      2.30
Passbooks.....................  1,364,904     24.00      .58     1,144,729    27.76      .81       936,512     25.58      1.68
                                ---------    ------     ----     ---------   ------     ----     ---------    ------      ----
   Total checking, money
      market and passbook
      accounts................  3,415,480     60.03      .62     2,398,960    58.18      .72     1,983,694     54.19      1.39
                                ---------    ------     ----     ---------   ------     ----     ---------    ------      ----
Certificates with original
 maturities of:
   6 months or less...........    406,613      7.15     1.25       383,347     9.30     1.20       357,187      9.76      2.23
   7 to 12 months.............    730,816     12.85     2.26       380,965     9.24     2.49       248,200      6.78      3.36
   Greater than 1 to 3 years..    956,551     16.81     2.41       784,688    19.03     2.75       944,075     25.79      4.28
   Greater than 3 years.......    179,802      3.16     4.36       175,126     4.25     4.61       127,410      3.48      5.31
                                ---------    ------     ----     ---------   ------     ----     ---------    ------      ----
      Total certificates of
        deposits..............  2,273,782     39.97     2.31     1,724,126    41.82     2.54     1,676,872     45.81      3.79
                                ---------    ------     ----     ---------   ------     ----     ---------    ------      ----
   Total average deposits.....$ 5,689,262    100.00%    1.29%  $ 4,123,086   100.00%    1.48%  $ 3,660,566    100.00%     2.48%
                                =========    ======     ====     =========   ======     ====     =========    ======      ====

     The following table presents, by various interest rate categories, the amount of certificates of deposit outstanding at December 31, 2004, 2003, and 2002, and the periods to maturity of the certificates of deposit outstanding at December 31, 2004:

                                      DECEMBER 31,             PERIOD TO MATURITY AS OF DECEMBER 31, 2004
                            --------------------------------   ------------------------------------------
                                                                WITHIN
                                                                 ONE         1 TO 3     OVER 3
                              2004        2003        2002       YEAR        YEARS      YEARS      TOTAL
                            ---------   ---------  ---------   ---------    -------   -------   ---------
                                                         (Dollars in thousands)
Certificates of deposit:
   Up to 1.99%..........  $   653,304   1,056,024    330,189     647,527      5,674       103     653,304
   2.00% to 2.99%.......    1,100,135     479,922    543,576     780,610    315,947     3,578   1,100,135
   3.00% to 3.99%.......      394,822     433,245    338,585     109,245    199,616    85,961     394,822
   4.00% and greater....      247,344     354,534    421,927     129,671     83,207    34,466     247,344
                            ---------   ---------  ---------   ---------    -------   -------   ---------
      Total.............  $ 2,395,605   2,323,725  1,634,277   1,667,053    604,444   124,108   2,395,605
                            =========   =========  =========   =========    =======   =======   =========

     At December 31, 2004, the Bank had outstanding $533.3 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

           PERIOD TO MATURITY                  AMOUNT
---------------------------------------    -------------
                                            (Dollars in
                                             thousands)

Three months or less..................       $ 135,210
Over three through six months.........          80,696
Over six through 12 months............         148,014
Over 12 months........................         169,342
                                               -------
   Total..............................       $ 533,262
                                               =======

     BORROWED FUNDS. Although deposits are the Bank's primary source of funds, we also utilize borrowings, such as advances from FHLB of Chicago, and to a lesser extent, reverse repurchase agreements, when they are a less costly source of funds than retail deposits or when we have opportunities to reinvest borrowed funds at a positive rate of return.

     FEDERAL HOME LOAN BANK OF CHICAGO ADVANCES. The Bank obtains advances from the FHLB of Chicago secured by its capital stock investment in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See "Regulation and Supervision--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by secured borrowings from any other source. At December 31, 2004, the Bank's FHLB of Chicago advances totaled $2.19 billion, or 22.6% of total assets, compared to $2.10 billion, or 23.6% of total assets at December 31, 2003.

     Included in FHLB of Chicago advances at December 31, 2004 are $365.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, which mature beyond 2005 and are putable at the discretion of the FHLB of Chicago as follows: $290.0 million at 4.90% in 2005, $75.0 million at 2.94% in 2006. The average term to maturity on these advances is 49 months, while the average term to put is seven months. At inception, the Bank receives a lower cost of borrowing on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances prior to their final maturity. If put, the FHLB of Chicago will provide replacement funding, should the Bank want or need to refinance the borrowing, at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions. Of the FHLB advances we had outstanding at December 31, 2004, we expect $50.0 million (with an average rate of 2.52%) is likely to be put back to us in 2005.

     UNSECURED TERM BANK LOAN AND LINE OF CREDIT. In 2004, the Company renegotiated and increased its unsecured term bank loan by $25.0 million in conjunction with its acquisition of Chesterfield Financial. The loan agreement provides for an interest rate of one, two, three, six or twelve-month LIBOR at the option of the borrower plus 110 basis points. At December 31, 2004, the interest rate is currently one-month LIBOR plus 110 basis points, or 3.29%. At December 31, 2004, the balance of the unsecured term loan is $70.0 million and the scheduled principal payments of $7.0 million are due on December 31, of each year from 2005 through 2010 with a final balloon payment of $28.0 million due on December 31, 2011. Prepayments of principal are allowed without penalty at the end of any repricing period.

     In conjunction with the unsecured term bank loan, the Company also maintains a $55.0 million one-year unsecured revolving line of credit that matures October 31, 2005. The line is generally renewable at maturity at the mutual agreement of the Company and the lender. The loan provides for an interest rate of one, two, three, six or twelve-month LIBOR at the option of the borrower plus 95 basis points and may be prepaid at the end of any repricing period. At December 31, 2004, there is a $10.0 million outstanding balance on the line of credit at an interest rate of 3.43%.

     The credit agreement contains covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on additional indebtedness and agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 2004, the Company was in compliance with these covenants.

     REVERSE REPURCHASE AGREEMENTS. The Bank enters into sales of securities under agreements to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers. These reverse repurchase agreements are treated as financings and are reflected on our balance sheet as other borrowings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and continue to be reflected as assets on our balance sheet. The usual terms of these agreements require us, generally after a short period of time, to repurchase the same securities at a predetermined price or yield. In conjunction with the St. Francis acquisition in 2003, the Bank assumed $105.0 million of reverse repurchase agreements. The following table presents certain information regarding reverse repurchase agreements as of the end of and for the periods indicated:

                                           YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                         2004       2003       2002
                                      ---------   ---------  ---------
                                          (Dollars in thousands)

Balance at end of period...........   $ 300,000   $ 105,000       --
Maximum month-end balance..........     300,000     105,000       --
Average balance ...................     195,492     105,000       --
Weighted average rate at end of
   period..........................        2.42%       1.64%      --
Weighted average rate on average
   balance.........................        1.69        1.64       --

     At December 31, 2004, our reverse repurchase agreements were all floating rate and had maturities ranging from fifteen months to 4.8 years. The interest rate on $225.0 million of these agreements is indexed to prime and ranges from prime minus 275 basis points to prime minus 280 basis points. The remaining $75.0 million have interest rates ranging from three-month LIBOR minus 50 basis points to three-month LIBOR minus 75 basis points. The LIBOR indexed repurchase agreements are putable quarterly in 2006. At December 31, 2004, reverse repurchase agreements were collateralized by investment, mortgage-backed and collateralized mortgage obligation ("CMO")securities with a carrying value of $315.0 million and a market value of $313.7 million. We intend to continue to use reverse repurchase agreements as an additional funding source.

     For certain customers with significant funds available for deposit at the Bank, the Bank offers "retail" repurchase agreements under which the Bank collateralizes its obligation to repay the customer funds with U.S. government or agency securities. The retail repurchases, which totaled $24.9 million at December 31, 2004, are collateralized by one mortgage-backed security and two CMO securities with a carrying value of $21.9 million and market value of $21.9 million.

     The following table is a summary of the Company's borrowed funds at December 31, 2004 and 2003. The weighted average rates are contractual rates and are not adjusted for purchase accounting adjustments. The unamortized premium was created in 2003 as purchase accounting adjustments in the acquisitions of Fidelity and St. Francis. At December 31, 2004, the effective borrowing costs, including amortization of the premium, were 3.70% compared to 3.80% at December 31, 2003.

                                                  DECEMBER 31, 2004            DECEMBER 31, 2003
                                        ----------------------------------    ---------------------
                                          INTEREST      WEIGHTED              WEIGHTED
                                            RATE        AVERAGE                AVERAGE
                                            RANGE        RATE     AMOUNT        RATE       AMOUNT
                                        ------------    ------- ----------    --------- -----------
                                                           (Dollars in thousands)
Fixed-rate advances from FHLB due:
   Within 1 year.................       2.24% - 7.20%    5.34%  $  613,125       5.32%  $   390,000
   1 to 2 years..................       1.83 -  6.82     3.56      560,000       5.34       619,375
   2 to 3 years..................       3.23 -  3.89     3.57      210,000       4.30       210,000
   3 to 4 years..................       2.49 -  5.86     4.78      425,000       3.82       150,000
   4 to 5 years..................       2.54 -  5.86     4.67       75,000       4.90       375,000
   5 to 6 years..................       2.77 -  5.42     3.65      105,000       4.67        75,000
   6 to 7 years..................                 --       --           --       3.65       105,000
                                        ------------     ----    ---------       ----     ---------
      Total fixed rate advances..       1.83 -  7.20     4.42    1,988,125       4.90     1,924,375
Adjustable-rate advances from
   FHLB due:
   Within 1 year.................       2.16 -  2.31     2.23      100,000       1.16        30,000
   1 to 2 years..................       2.17 -  2.63     2.40      100,000       1.19       100,000
   2 to 3 years..................                 --       --           --       1.21        50,000
                                        ------------     ----    ---------       ----     ---------
      Total adjustable rate
        advances.................       2.16  - 2.63     2.32      200,000       1.19       180,000
                                                                 ---------                ---------
      Total advances from FHLB...       1.83% - 7.20%    4.22    2,188,125       4.58     2,104,375
                                        ============
Unsecured term bank loan.........                        3.29       70,000       2.26        45,000
Unsecured line of credit.........                        3.43       10,000       2.17        10,000
Other borrowings.................                        2.35      325,662       1.55       120,977
Unamortized premium..............                          --        6,880         --        19,075
                                                         ----    ---------       ----     ---------
      Total borrowed funds.......                        3.96% $ 2,600,667       4.36%  $ 2,299,427
                                                         ====    =========       ====     =========

REAL ESTATE DEVELOPMENT

     We engage in the business of purchasing unimproved land for development into residential subdivisions of single-family lots primarily through MAFD, a wholly-owned subsidiary of the Company. We started this business in 1974 and since that time have developed and sold over 6,300 lots in 23 different subdivisions primarily in the western suburbs of Chicago. MAFD typically acts as sole principal or as a joint venture partner in our development projects. Historically, we have provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles us to a percentage of the profit or loss generated by the project, generally 50-60%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. The net profits are generally defined in the joint venture agreement as the gross profits of the joint venture from sales, less all expenses, loan repayments and capital contributions. In addition, MAFD may from time to time invest in residential real estate projects, typically structured as limited partnership investments, managed by unaffiliated parties.

     The following is a summary as of December 31, 2004, of our pending residential real estate projects:

                                                                         LOTS
                                                 DATE         NUMBER   REMAINING
                                                 LAND         LOTS        FOR       INVESTMENT
            DESCRIPTION OF PROJECT              ACQUIRED      SOLD        SALE       BALANCE
-------------------------------------------  ------------    -------   ---------    ----------
                                                      (Dollars in thousands)
SPRINGBANK OF PLAINFIELD
   1,599 residential lots; 281
      multi-family units and 45.8 acres
      for commercial development...........   12/02-11/04       --        1,599       $ 34,654
SHENANDOAH
   326 residential lots....................      6/00          322            4            221
TALLGRASS OF NAPERVILLE
   952 residential lots; 19.3 acres for
      multi-family homes; 12.8 acres for
      commercial development(1)............   11/96-8/01       949            3            216
                                                                                        ------
                                                                                      $ 35,091
                                                                                        ======

------------------
(1)  All of the multi-family and commercial acreage has been previously sold.

     SPRINGBANK OF PLAINFIELD. This project consists of 950 acres in Plainfield, Illinois, located in Will County southwest of Chicago along the fast-developing I-55 corridor. The project received local zoning and plan approvals in the fourth quarter of 2004, approximately six months later than we anticipated due to various delays in the municipal planning process. We commenced development work in December 2004. The project is expected to have approximately 1,599 single-family residential lots and 281 multi-family units with an additional
45.8 acres zoned for commercial development. During the first quarter of 2005, we offered a total of 305 lots for sale in two phases. To date, 148 of these lots are currently under contract to be sold. Lot sale closings are expected to begin in the third quarter of 2005.

     The aggregate purchase price of contracts for land in this development is $38.3 million, of which $33.2 million has been disbursed to date, including $9.2 million disbursed in 2004 and $21.0 million disbursed in 2003. The investment balance also includes engineering, survey and other preliminary development costs. Based on the current plans for this project and the existing land purchase contracts, current estimated future developments costs (including the remaining land acquisition costs) are approximately $57 million.

     SHENANDOAH. This project consists of approximately 326 single-family lots, also in Plainfield, Illinois. Development began in mid 2002, and to date, we have sold 322 lots. There were no lots under contract at December 31, 2004. We anticipate the remaining four lots in this development will be sold by the third quarter of 2005. We estimate an additional $2.7 million of final improvements will be made to complete this project.

     TALLGRASS OF NAPERVILLE. This project consists of 447 acres in three separate parcels in Naperville, Illinois. The project also had 19.3 acres available for multi-family units, as well as 12.8 acres of commercially-zoned land which we sold in bulk to developers. Only three residential lots remained at December 31, 2004. Currently, we estimate an additional $903,000 of disbursements will be necessary to complete this project.

REGULATION AND SUPERVISION

     GENERAL. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS under the Home Owners' Loan Act (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

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

     HOLDING COMPANY REGULATION. The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation. No multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

FEDERAL SAVINGS INSTITUTION REGULATION

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio for institutions receiving the highest rating on the CAMEL financial institution rating system, and 4% leverage

(core capital) ratio for all other institutions, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. The risk based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. The acquisitions of Fidelity, St. Francis and Chesterfield did not have a significant impact on capital adequacy levels.

     At December 31, 2004 and 2003, the Bank was in compliance with the current capital requirements as follows:

                                               DECEMBER 31, 2004           DECEMBER 31, 2003
                                           -------------------------    ----------------------
                                                            PERCENT                    PERCENT
                                                              OF                         OF
                                              AMOUNT        ASSETS        AMOUNT       ASSETS
                                            ----------    ----------    ----------   ----------
                                                          (Dollars in thousands)
Stockholder's equity of the Bank.......   $   983,865       10.22%     $   896,783       10.10%
                                            =========       =====        =========       =====
Tangible capital.......................   $   664,449        7.14      $   615,582        7.16
Tangible capital requirement ..........       139,642        1.50          129,000        1.50
                                            ---------       -----        ---------       -----
Excess.................................   $   524,807        5.64%     $   486,582        5.66%
                                            =========       =====        =========       =====
Core capital...........................   $   664,449        7.14      $   615,582        7.16
Core capital requirement...............       372,379        4.00          343,999        4.00
                                            ---------       -----        ---------       -----
Excess.................................   $   292,070        3.14%     $   271,583        3.16%
                                            =========       =====        =========       =====
Core and supplementary capital.........   $   687,500       11.30      $   640,413       11.45
Risk based capital requirement.........       486,665        8.00          447,366        8.00
                                            ---------       -----        ---------       -----
Excess.................................   $   200,835        3.30%     $   193,047        3.45%
                                            =========       =====        =========       =====
Total Bank assets......................   $ 9,629,108                  $ 8,882,976
Adjusted total Bank assets.............     9,309,466                    8,599,968
Total risk weighted assets.............     6,402,954                    5,875,087
Adjusted total risk weighted assets....     6,083,312                    5,592,079


     The following table reflects the adjustments required to reconcile the Bank's stockholder's equity to the Bank's regulatory capital as of December 31, 2004:

                                           TANGIBLE       CORE       RISK-BASED
                                           ---------   -----------   ----------
                                                 (Dollars in thousands)

Stockholder's equity of the Bank........   $ 983,865      983,865      983,865
Goodwill and core deposit intangibles...    (318,231)    (318,231)    (318,231)
Non-permissible subsidiary deduction....        (392)        (392)        (392)
Non-includible purchased mortgage
   servicing rights.....................      (2,570)      (2,570)      (2,570)
Regulatory capital adjustment for
   available for sale securities........       1,777        1,777        1,777
Recourse on loan sales..................          --           --      (13,204)
General allowance for loan losses.......          --           --       36,255
                                             -------      -------      -------
   Regulatory capital...................   $ 664,449      664,449      687,500
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

     The Deposit Insurance Funds Act of 1996 (the "Funds Act") imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. As of the first quarter of 2005, BIF and SAIF deposits will be assessed a FICO payment of 1.44 basis points.

     As a result of the Funds Act and the FDI Act, the FDIC voted to effectively lower SAIF assessments in a range of 0 to 27 basis points as of January 1, 1997. The Bank's assessment rate for the year ended December 31, 2004 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

     COMMUNITY REINVESTMENT. Under the Community Reinvestment Act, or the CRA, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution's record of making loans in its assessment areas; (b) investment, which evaluates the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (c) service, which evaluates the institution's delivery of services to residents of its communities through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. The Bank received a "satisfactory" rating on its CRA performance evaluation prepared by the OTS on August 13, 2002, the most recent report the Bank has received.

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

     BANK SECRECY ACT. Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, a financial institution is required to file suspicious activity reports for transactions that involve $5,000 or more and which the financial institution knows, suspects or has reason to suspect the transaction involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA Patriot Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution's compliance with the BSA when reviewing applications from financial institutions.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2004, the Bank's legal lending limit on loans to any one borrower was $103.2 million, although we have set a "house" limit of $50 million by policy. At December 31, 2004, the Bank's largest aggregate outstanding balance of loans to any one borrower was $24.2 million.

     QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, the Bank maintained 87.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital, if the institution would not be well-capitalized after the distribution. The regulations provide that an institution (i) which is not eligible for expedited treatment; or (ii) for which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) which would not be at least adequately capitalized following the distribution; or (iv) which would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution, must submit an application to the OTS to receive approval of the capital distribution. Under any other circumstances, the Bank would be required to provide a written notice to the OTS 30 days prior to the capital distribution. Based on the large dividend we received from the Bank to fund a portion of the acquisition of Chesterfield in October 2004, any dividends in 2005 in excess of the Bank's year to date net income will be subject to OTS approval.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank were $1.3 million, $1.0 million and $820,000 in 2004, 2003 and 2002, respectively.

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

     TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution affiliated parties," including certain stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of proceedings for receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and may amount to as much as $1 million per day in certain circumstances. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

     CONSUMER LENDING LAWS. Our subsidiaries also are subject to many federal and state consumer protection statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

     o require lenders to disclose credit terms in meaningful and consistent ways;

     o prohibit discrimination against an applicant in any consumer or business credit transaction;

     o    prohibit discrimination in housing-related lending activities;

     o require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

     o require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

     o prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

     o prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

     FEDERAL FAIR LENDING LAWS. The federal fair lending laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations. The Bank is subject to an Agreed Consent Order that it entered into on December 30, 2002, to resolve allegations by the Department of Justice that the Bank had violated the fair lending laws based on the level of the Bank's lending in minority areas during the period 1996-2000. The Bank denied all alleged violations. The Agreed Consent Order required the Bank to undertake a number of actions over the next five years to promote its home mortgage lending in communities with significant minority populations, including:

     o    Open or acquire two branch offices in minority areas within 30 months.

     o Implement a targeted advertising campaign to increase home mortgage lending.

     o Provide $10 million in benefits to borrowers under special lending programs to help residents of minority areas achieve home ownership (which may include subsidized interest rates, down payment and closing cost assistance, and prime rate loans to borrowers with below prime credit).

     o Contribute $500,000 over the five year period 2003-2008 to homebuyer education and counseling programs, and conduct an assessment of the home mortgage credit needs of residents in minority areas.

     The Bank is in compliance with all terms of the Order. Since the Order was entered by the court, the Bank has opened two branch offices within minority areas, conducted an assessment of home mortgage credit needs of residents in minority areas, and implemented a targeted marketing campaign to increase mortgage lending. The Bank fully satisfied the $10 million financial benefits requirement in 2003 through special lending programs designed to help minority residents achieve homeownership and is continuing to offer special community lending programs targeted to minority and low-income borrowers in its market areas.

     HOME MORTGAGE DISCLOSURE ACT. The federal Home Mortgage Disclosure Act grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the Home Mortgage Disclosure Act is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Home Mortgage Disclosure Act requires institutions to report data regarding applications for loans for the purchase or improvement of one- to four-family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the Home Mortgage Disclosure Act to determine whether depository institutions engage in discriminatory lending practices.

     The appropriate federal banking agency, or in some cases, HUD, enforces compliance with the Home Mortgage Disclosure Act and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

     REAL ESTATE SETTLEMENT PROCEDURES ACT. The federal Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and place limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys' fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

     TRUTH IN LENDING ACT. The federal Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the act, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan.

     Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act and Federal Reserve Regulation Z also provide a consumer with a right of rescission, which if exercised would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the offending transaction, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the Truth in Lending Act.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Chicago, whichever is greater. At December 31, 2004, the Bank had advances from the FHLB of Chicago with aggregate outstanding principal balances of $2.19 billion, and the Bank's investment in FHLB of Chicago stock of $278.9 million was $169.5 million in excess of its minimum requirement. FHLB of Chicago advances must be secured by specified types of collateral and are available to member institutions primarily for the purpose of providing funds for residential housing finance. FHLB of Chicago also purchases mortgages in the secondary market through its MPF program. The Bank has sold loans to MPF since 1998. See discussion beginning on page 7 "Secondary Market and Loan Servicing Activities".

     The FHLBs are required to provide funds to cover certain obligations on bonds issued by the Resolution Funding Corporation to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. In addition, regulatory directives, capital requirements and net income of the FHLB of Chicago affects its ability to pay dividends to us. For the years ended December 31, 2004, 2003, 2002, we received stock dividends paid by the FHLB of Chicago in the amount of $23.1 million, $14.4 million and $8.3 million, respectively, based on the Bank's investment in FHLB of Chicago stock which has varied over time. If FHLB dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

     Allen H. Koranda, Chief Executive Officer of the Company, was elected in 1997 by the Illinois member institutions to serve as one of their allotted representatives on the 16-member Board of Directors of the FHLB of Chicago. In January 2004, the Board of Directors of the FHLB of Chicago elected Mr. Koranda to serve as its Chairman for a two-year term.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.6 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.6 million, the reserve requirement is currently $1,428,000 plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reserveable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of the Company and the Bank are listed below.

                                   YEAR OF
        NAME             AGE      EMPLOYMENT                             POSITION AND BACKGROUND
---------------------   -----     ----------    ----------------------------------------------------------------------------
Allen H. Koranda         58          1972       Chairman of the Board and Chief Executive Officer.

Kenneth Koranda          55          1972       Vice Chairman of the Board and President of the Company; President and
                                                Director of the Bank.  Mr. Koranda is the brother of Allen Koranda.

Jerry A. Weberling       53          1984       Executive Vice President, Chief Financial Officer and Director.   Prior
                                                to joining the Bank, Mr. Weberling, a CPA, spent 10 years as an auditor of financial institutions, mortgage banking and real estate companies for a large public accounting firm.

James Allen              46          2001       Senior Vice President-Business Banking.  Mr. Allen was previously Senior
                                                Vice President - Corporate Banking at Old Kent Bank where he worked in northern Illinois commercial markets from 1997 to 2001.

Gerard J. Buccino        43          1990       Senior Vice President-Risk Management.   Prior to joining the Bank, Mr.
                                                Buccino, a CPA, conducted audits of financial institutions, brokerage and mutual funds for a large public accounting firm where he worked for six years.

Jennifer R. Evans        46          2004       Senior Vice President and General Counsel.  Ms. Evans was previously a partner/shareholder in the law firm of Vedder, Price, Kaufman &
                                                Kammholz, P.C., Chicago, Illinois, where she practiced corporate and securities law for more than 20 years, specializing in the representation of financial services companies.

William Haider           54          1984       Senior Vice President; President of MAFD.

Michael J. Janssen       45          1989       Senior Vice President-Investor Relations and Taxation.

David W. Kohlsaat        50          1976       Senior Vice President-Administration.

Thomas Miers             53          1979       Senior Vice President-Retail Banking.

Kenneth Rusdal           63          1987       Senior Vice President-Operations and Information Systems.   Prior to
                                                joining the Bank, Mr. Rusdal served as Vice-President of Software
                                                Development for FISERV, Inc., a large data processing provider.

Sharon Wheeler           52          1971       Senior Vice President-Residential Lending.

Christine Roberg         53          1980       First Vice President and Controller.

EMPLOYEES

     The Bank employed a total of 2,160 full-time equivalent employees as of December 31, 2004. Management considers its relationship with its employees to be excellent.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report, including the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. MAF Bancorp, Inc. ("Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

     Factors which could have a material adverse effect on operations and could affect management's outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected overhead, infrastructure and compliance costs, unanticipated changes in interest rates or further flattening of the yield curve, demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions which could result in increased delinquencies in the Company's loan portfolio, the quality or composition of Company's loan or investment portfolios, demand for financial services and residential real estate in Company's market area, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

AVAILABLE INFORMATION

     Our internet address is www.mafbancorp.com. We make available through this address, free of charge, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Code of Ethics and other corporate governance information is also available on our website.

ITEM 2. PROPERTIES

     All of our facilities are located in the greater Chicago-Milwaukee metropolitan areas. At December 31, 2004, we own the majority of our 72 banking offices and lease others under individual lease arrangements. We also own our executive office building in Clarendon Hills, Illinois, and lease additional corporate offices in Downers Grove, Illinois, both located in the western suburbs of Chicago. We believe that all of our facilities are suitable and adequate for our operational needs.

     See Note 9 in "Item 8. Financial Statement and Supplementary Data" for additional information about the Company's properties.

ITEM 3. LEGAL PROCEEDINGS

     There are various actions pending against the Company or its subsidiaries in the normal course of business but in the opinion of management, none of these actions is likely to have a material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the Nasdaq Stock Market under the symbol "MAFB." As of March 11, 2005, we had 3,970 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.

                            YEAR ENDED DECEMBER 31, 2004              YEAR ENDED DECEMBER 31, 2003
                       --------------------------------------   ---------------------------------------
                        HIGH       LOW      CLOSE    DIVIDEND    HIGH       LOW      CLOSE     DIVIDEND
                       ------     -----     -----    --------   ------     ------    ------    --------
First Quarter....      $44.95     41.51     43.46      .21       35.43      32.61     33.65      .18
Second Quarter...       44.89     40.52     42.68      .21       38.09      32.90     37.07      .18
Third Quarter....       44.30     39.27     43.13      .21       40.40      36.97     38.20      .18
Fourth Quarter...       47.25     42.42     44.82      .21       44.80      38.20     41.90      .18

     We declared $0.84 per share in dividends during the year ended December 31, 2004, and $0.72 per share in dividends for the year ended December 31, 2003. Our ability to pay cash dividends depends in part on cash dividends received from the Bank. Dividend payments from the Bank are subject to various regulatory restrictions. See "Item 1. Business--Regulation and Supervision--Federal Savings Institution Regulation--Limitation on Capital Distributions."

     The following table sets forth information in connection with purchases made by, or on behalf of, the Company, or any affiliated purchaser of the Company, of shares of our common stock within the fourth quarter of the year ended December 31, 2004.

                                                                                   TOTAL NUMBER
                                                                                     OF SHARES
                                                                                    PURCHASED AS         MAXIMUM
                                                                                      PART OF            NUMBER OF
                                                           TOTAL                      PUBLICLY        SHARES THAT MAY
                                                         NUMBER OF       AVERAGE      ANNOUNCED       YET BE PURCHASED
                                                          SHARES        PRICE PAID    PLANS OR        UNDER THE PLANS
  PERIOD                                                PURCHASED(1)    PER SHARE     PROGRAMS         OR PROGRAMS(2)
-----------------------------------------------         -----------     ----------  -------------     ---------------
October 1, 2004 through October 31, 2004.......                --      $    --               --            101,400
November 1, 2004 through November 30, 2004.....           233,900        43.71          233,900            367,500
December 1, 2004 through December 31, 2004.....           228,412        44.35          223,500            144,000
                                                          -------        -----          -------            -------
   Total.......................................           462,312      $ 44.03          457,400            144,000
                                                          =======        -----          =======            =======

-----------------
(1) The table reflects 4,912 shares purchased pursuant to surrender of shares in payment of option exercise price and does not include 3,997 shares subject to options surrendered in payment of withholding tax.
(2) The Company's Board of Directors approved the repurchase of up to 1.6 million shares in May 2003. This program was completed with the purchase of the remaining 101,400 shares in November 2004. We announced a new stock repurchase plan in November 2004 that authorized the repurchase of up to 500,000 shares of our common stock. The table does not reflect shares authorized for repurchase under the 1.2 million share repurchase program we announced in January 2005. Unless earlier terminated by the Board of Directors, these programs will expire when we have completed the repurchase of all shares authorized thereunder.

ITEM 6.        SELECTED FINANCIAL DATA

     The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."


                                                                          DECEMBER 31,
                                                ----------------------------------------------------------------
                                                   2004         2003           2002          2001          2000
                                                ---------     ---------     ---------     ---------     ---------
                                                          (Dollars in thousands, except per share data)
SELECTED FINANCIAL DATA:
Total assets................................  $ 9,681,384     8,933,585     5,937,181     5,595,039     5,195,588
Loans receivable, net.......................    6,881,780     6,369,107     4,530,932     4,447,575     4,328,114

Mortgage-backed securities available for
   sale.....................................      948,169       971,969       365,638       142,158       104,385
Mortgage-backed securities held to
  maturity..................................      245,021            --            --            --            --
Interest bearing deposits...................       56,089        57,988        28,210        29,367        53,392
Federal funds sold..........................       42,854        19,684       100,205       112,765       139,268
Investment securities available for sale....      388,959       365,334       308,235       355,416       187,127
Stock in Federal Home Loan Bank of Chicago..      278,916       384,643       169,708       132,081        84,775
Real estate held for development or sale....       35,091        32,093        14,938        12,993        12,718
Goodwill and core deposit intangibles.......      318,231       276,549       101,967       105,670        68,864
Deposits....................................    5,935,708     5,580,455     3,751,237     3,557,997     2,974,213
Borrowed funds..............................    2,600,667     2,299,427     1,556,500     1,470,500     1,728,900
Stockholders' equity........................      974,386       901,604       501,458       435,873       387,729
Book value per share........................        29.28         27.27         21.57         18.97         16.78
Tangible book value per share...............        19.72         18.90         17.18         14.37         13.81


                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                   2004         2003           2002          2001          2000
                                                ---------     ---------     ---------     ---------     ---------
                                                          (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:
Interest income.............................   $  421,173       316,430       329,490       345,736       343,103
Interest expense............................      159,885       136,952       171,465       214,489       217,173
                                               ----------     ---------     ---------     ---------     ---------
   Net interest income......................      261,288       179,478       158,025       131,247       125,930
Provision for loan losses...................        1,215            --           300            --         1,500
                                               ----------     ---------     ---------     ---------     ---------
   Net interest income after provision for
      loan losses...........................      260,073       179,478       157,725       131,247       124,430
Non-interest income:
   Gain on sale of loans receivable.........        9,294        25,948        16,330         8,691         1,108
   Net gain (loss) on sale and writedown
      of investment and mortgage-
      backed securities.....................        1,322          (937)          119           877          (444)
   Gain on sale of loan servicing rights....           --            --            --            --         4,442
   Income from real estate operations.......        6,657        11,325         9,717        11,484         9,536
   Deposit account service charges..........       34,112        24,552        22,239        16,535        12,715
   Loan servicing fee income (expense)......        1,231        (5,939)       (2,472)         (371)        1,686
   Valuation (allowance) recovery of
      mortgage servicing rights.............        2,072         1,130        (2,300)         (904)           --
   Foreclosed real estate...................          506           365           179           347           258
   Brokerage commissions....................        4,094         3,587         2,702         2,371         2,322
   Other....................................       16,998        11,602         9,849         8,088         5,820
                                               ----------     ---------     ---------     ---------     ---------
      Total non-interest income.............       76,286        71,633        56,363        47,118        37,443
Non-interest expense:
   Compensation and benefits................       96,502        70,573        59,098        48,221        41,197
   Office occupancy and equipment...........       27,984        15,410        11,670         9,011         8,124
   Advertising and promotion................        9,079         6,466         4,844         4,355         3,569
   Amortization of goodwill and core
      deposit intangibles(1)................        3,002         1,732         1,649         4,578         4,475
   Other....................................       47,481        26,016        22,081        17,259        15,638
                                               ----------     ---------     ---------     ---------     ---------
      Total non-interest expense............      184,048       120,197        99,342        83,424        73,003
                                               ----------     ---------     ---------     ---------     ---------
      Income before income taxes............      152,311       130,914       114,746        94,941        88,870
Income taxes................................       50,789        47,481        40,775        35,466        32,311
                                               ----------     ---------     ---------     ---------     ---------
      Net income............................   $  101,522        83,433        73,971        59,475        56,559
                                               ==========     =========     =========     =========     =========
Basic earnings per share....................   $     3.09          3.35          3.19          2.62          2.43
                                               ==========     =========     =========     =========     =========
Diluted earnings per share..................   $     3.01          3.26          3.11          2.56          2.40
                                               ==========     =========     =========     =========     =========

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets......................       1.10%         1.29          1.29          1.14          1.14
Return on average equity......................      10.98         14.18         15.83         14.82         15.57
Average stockholders' equity to
   average assets.............................       9.98          9.09          8.14          7.70          7.34
Stockholders' equity to total assets..........      10.06         10.09          8.45          7.79          7.46
Tangible stockholders' equity to tangible
   assets.....................................       7.01          7.22          6.85          6.02          6.22
Tangible and core capital to total assets
   (Bank only)................................       7.14          7.16          6.78          6.44          6.32
Risk based capital ratio (Bank only)..........      11.30         11.45         11.85         11.31         11.98
Interest rate spread for the period...........       2.85          2.69          2.59          2.22          2.30
Net interest margin...........................       3.06          2.96          2.92          2.64          2.68
Average interest-earning assets to average
   interest-bearing liabilities...............     110.82        111.90        110.50        109.62        108.10
Non-interest expense to average assets........       1.99          1.86          1.73          1.60          1.48
Non-interest expense to average assets and
   average loans serviced for others..........       1.46          1.46          1.33          1.33          1.22
Efficiency ratio(2) ..........................      54.74         47.69         46.36         47.00         44.56
Ratio of earnings to fixed charges:
   Including interest on deposits.............       1.91x         1.93x         1.66x         1.44x         1.41x
   Excluding interest on deposits.............       2.61x         2.65x         2.38x         2.00x         1.86x
Non-performing loans to total loans at
   year end...................................        .46%          .51           .58           .45           .39
Non-performing assets to total assets at
   year end...................................        .34           .49           .47           .37           .36
Cumulative one-year gap at year end...........      (3.98)        (1.59)        10.23         (3.57)        (5.18)
Number of deposit accounts at year end........    586,590       564,696       393,801       377,015       339,340
Mortgage loans serviced for others at
   year end................................... $3,641,445     3,330,039     2,021,512     1,401,607       785,350
Loan originations and purchases...............  4,228,462     4,993,675     3,691,170     2,827,594     1,484,220
Number of retail banking offices at
   year end...................................         72            66            34            32            27
STOCK PRICE AND DIVIDEND INFORMATION:
High.......................................... $    47.25         44.80         40.11         32.73         30.00
Low...........................................      39.27         32.61         28.60         24.30         15.50
Close.........................................      44.82         41.90         34.00         29.50         28.44
Cash dividends declared per share.............        .84           .72           .60           .46           .39
Dividend payout ratio.........................      27.91%        22.09         19.29         17.56         16.05

------------------
(1) Beginning January 1, 2002, the Company no longer amortizes goodwill after adoption of SFAS Nos. 142 and 147.
(2) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain/(loss) on sale and writedown of mortgage-backed and investment securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial information as of and for the three years ended December 31, 2004 included in
Item 6. "Selected Financial Data" and Item 8. "Financial Statements and Supplementary Data."

OVERVIEW

     Our primary source of revenue is net interest income, which is predominately interest income from loans receivable, and investment securities (including mortgage-backed securities), offset by interest expense on deposits and wholesale borrowings. Our ability to grow net interest income is tied to volumes of loans and deposits we generate in our market areas, as well as the pricing of these products, which is primarily driven by the general level of market interest rates. To augment our earnings, we generate fee income from customers related to the various banking products and services we offer. We also generate profits from mortgage banking related activity, such as gains on the sale of mortgage loans, and subsequent fees earned from loan servicing activity. Another key source of revenue for us has been income from our real estate development operations, although this revenue has declined as a percentage of our total non-interest income as we have grown.

     The decline in our earnings per share in 2004 was largely due to the rapid decline in overall single-family mortgage loan production that we experienced, reflective of the national trend in the home lending market. A spike in long-term interest rates during the second quarter of 2004 curtailed the level of refinance activity compared to the levels of the previous few years. The lower production volumes dramatically decreased the level of loan sale profits achieved in 2004, compared to 2003, as well as limited the expected and desired level of growth to the Bank's balance sheet in 2004. Assuming interest rates continue to rise in 2005, we expect that one- to four-family mortgage loan volumes generated by the Bank in 2005 will be less than that in 2004, leading to smaller one- to four-family loan sale profits than those generated in 2004.

     Despite lower than anticipated loan growth during 2004, we achieved a further shift in our loan mix during the year away from single-family mortgages, reducing our interest rate sensitivity, as we reduced our concentration in one- to four-family mortgages to 58.6% at the end of 2004, compared to 61.6% at the end of 2003. As part of our loan portfolio diversification strategy, we increased our outstanding equity line of credit balances over 40% compared to 2003. Our strategic decision to expand this product several years ago, by targeted cross-selling to single-family mortgage borrowers and more recently through wholesale brokers, led to the rapid growth experienced in 2004. We also achieved significant growth in our business banking lending, particularly in our Illinois markets.

     Deposit growth proved challenging in 2004 due to the highly competitive landscape which continues in the Chicago banking markets. Total deposits increased by $355.3 million in 2004, with organic growth of $149.6 million excluding the planned runoff of $65 million of brokered CDs obtained through acquisitions with the balance of $270.7 million being acquired in the Chesterfield acquisition. We continue to focus on our core deposit growth, and ended 2004 with over 59% of our deposits in core accounts.

     Our 2004 results were also adversely impacted by delays in municipal approvals on our new real estate development project, which we finally received in November 2004, six months later than expected. Income from real estate in 2004 was $5.7 million lower than in 2003. This project is now underway and lot sale closings are expected to commence in the third quarter of 2005.

     We spent a good part of 2004 integrating the operations of St. Francis and had higher relative operating costs prior to conversion. Our successful data processing conversion at the end of May 2004 achieved cost efficiencies which should benefit us in 2005. In addition, the cost of regulation has increased dramatically primarily due to the new requirements for internal control evaluations under the Sarbanes-Oxley Act of 2002. We significantly expanded our internal audit and compliance functions during the year, engaged outside consultants to assist in our Sarbanes-Oxley 404 implementation and incurred higher related audit fees. We devoted a great deal of resources in the latter half of 2004 performing the necessary effort and implementing enhanced procedures to ensure our compliance with this legislation. Coupled with slower balance sheet growth, our efficiency ratio increased to 54.7% for 2004, compared to 47.7% for 2003. While we expect our efficiency ratio to decline somewhat in 2005, we expect to continue to be impacted by rising non-interest expenses related to de novo branch expansion, higher regulatory costs and expensing of stock options as we work to achieve operational efficiencies through the process improvement project we have recently undertaken.

ACQUISITIONS

     Our results have been significantly impacted by our growth through acquisition of other financial institutions. The following table summarizes financial information relating to our recent acquisitions:

                                                                DATA                                           GOODWILL
                                                             PROCESSING                                          AND
                                        ACQUISITION          CONVERSION           ACQUIRED      ACQUIRED      INTANGIBLES
       SELLING ENTITY                       DATE             COMPLETION           DEPOSITS        LOANS        RECORDED
---------------------------------     -----------------     --------------       ------------   -----------   -----------
                                                                           (In thousands)
Chesterfield Financial Corp(1)...      October 31,2004       November 2004       $   270,711    $   140,699    $  45,940
St. Francis Capital Corp(2)......      December 1, 2003         May 2004           1,294,517      1,243,549      131,218
Fidelity Bancorp(3)..............       July 21, 2003         August 2003            434,573        338,123       44,840
Mid Town Bancorp(4)..............      November 30,2001       February 2002          270,318        210,020       39,328

-------------------
(1) We acquired Chesterfield Financial Corp. for $128.4 million. We issued 981,467 shares of stock and paid $85.7 million in cash for the purchase, $25 million of which was funded with an increase in our bank term loan.
(2) We acquired St. Francis Capital Corporation by issuing 7.5 million shares in an all-stock transaction valued at $358 million.
(3) We acquired Fidelity Bancorp, Inc. by issuing 2.8 million shares in an all-stock transaction valued at $115 million.
(4) We acquired Mid Town Bancorp, Inc. for $69.0 million. We issued 494,867 shares of stock and paid $13.8 million in cash.

     As it has in recent years, we expect to continue to search for and evaluate potential acquisition opportunities that will enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the markets we serve, or which allow us to expand outside our current primary market areas of Chicago, Milwaukee and their surrounding areas. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and at a premium to current market value. Acquisitions made by the Company may include some book value per share dilution and possible short-term earnings per share dilution for the Company's shareholders depending on structure, pricing, the level of cost savings and revenue enhancements that are achieved, and the Company's success and timing in integrating the operations of businesses acquired.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with U.S generally accepted accounting principles, and are more fully described in Note 1 of the consolidated financial statements found in "Item 8. Financial Statements and Supplementary Data." The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management's judgment is based on historical experience, terms of existing contracts, market trends, and other information available. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

     VALUATION OF MORTGAGE SERVICING RIGHTS. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank's estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. The estimated value is also affected by additional assumptions relating to loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. Net recoveries of $2.1 million and $1.1 million were recorded in 2004 and 2003 respectively. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

     VALUATION OF GOODWILL AND INTANGIBLE ASSETS. In accounting for acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposit intangibles. The amounts we record are based on our estimates of the fair value of assets and liabilities acquired. The valuation techniques we use to determine the carrying value of tangible and intangible assets and liabilities acquired in acquisitions and the estimated lives of the identifiable intangible assets involve a number of subjective judgments such as estimates for discount rates, projected future cash flows and time period of useful lives, all of which are susceptible to change based on changes in economic conditions and other factors. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds the remaining value we are reasonably likely to realize. Similarly, on an annual basis we evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the segment reporting level, and all of our goodwill is recorded in our banking segment.

     While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and could have impacted our amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in the Fidelity or St. Francis acquisition, the value of the mortgage loans we acquired would have been less and the goodwill we recorded would have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in 2004. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets which adversely affect their value or shortens estimated lives would adversely affect our results of operations. At December 31, 2004, our goodwill was $305.2 million and our identifiable intangible assets (core deposits) amounted to $13.1 million. We recorded $3.0 million of amortization of core deposit intangibles during 2004 and $1.7 million during 2003. There was no goodwill impairment recorded in 2004 or 2003.

     REAL ESTATE HELD FOR DEVELOPMENT. Profits from lot sales in the Company's real estate developments are based on cash received less the cost of sales per lot, including capitalized interest and an estimate of future costs to be incurred. This is especially true at the outset of a project, where few actual costs have been incurred in the project as a whole. The estimate of total project costs is reviewed on a quarterly basis by project management. Estimates are subject to change for various reasons, including the duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. The change in lot sale profits on past sales that result from changes in future estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations. Additionally, management periodically evaluates the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements. A charge to current earnings would occur if this evaluation indicated a project's net realizable value did not exceed its recorded cost. Currently, the net realizable value of each land development project the Company is engaged in exceeds the recorded cost of the project.

RESULTS OF OPERATIONS

                                          YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                        2004        2003        2002
                                      --------    --------    --------
                                          (Dollars in thousands,
                                           except per share data)

Net income........................    $101,522     $83,433    $73,971
Diluted earnings per share........        3.01        3.26       3.11
Return on average assets.........         1.10%       1.29%      1.29%
Return on average equity.........        10.98       14.18      15.83


     Our net income was $101.5 million in 2004, 21.7% higher than 2003 net income of $83.4 million. However, diluted earnings per share decreased 7.6% to $3.01 per share in 2004 compared to $3.26 in 2003, as the weighted average number of diluted shares outstanding increased to 33.7 million in 2004, up 32% from 25.6 million in 2003. The increase in shares outstanding is due to the Fidelity and St. Francis acquisitions completed in the second half of 2003 and the acquisition of Chesterfield in late 2004.

     Net interest income grew 45.6% to $261.3 million for 2004 compared to $179.5 million in 2003, due to a 41% increase in average interest-earning assets as well as expansion in the net interest margin in 2004 to 3.06% from 2.96% in 2003.

     Non-interest income increased to $76.3 million in 2004 from $71.6 million for 2003, or 6.5%. The primary drivers of non-interest income at the Company are mortgage banking related income, such as gain on sale of loans and loan servicing fee income, deposit and loan product-related fee income, and real estate development operations. Due to rising interest rates in 2004, income related to mortgage production and servicing (combined), decreased to $12.6 million, from $21.1 million in 2003, a decrease of $8.5 million. Additionally, income from real estate operations decreased due to unforeseen delays in receiving approval in our most recent development. Offsetting these declines was growth in fee income on deposit and loan products, primarily due to our recent acquisitions, and to a lesser extent, the growth in fee income from our business banking unit.

     Non-interest expense also increased primarily due to the acquisitions of Fidelity, St. Francis and Chesterfield. Non-interest expense totaled $184.0 million for 2004, compared to $120.2 million in 2003, an increase of $63.9 million, or 53.1%. In addition to the increased expenses from our acquisitions, normal salary increases, increased medical costs, additional occupancy expenses incurred to position the company for future growth, our de novo branching strategy and higher Sarbanes-Oxley related compliance costs contributed to higher expenses in 2004.

     Income tax expense increased to $50.8 million for 2004, compared to $47.5 million for 2003, while the Company's effective tax rate decreased to 33.3% in 2004 compared to 36.3% for 2003, primarily due to tax benefits from investments in affordable housing projects that we acquired in the St. Francis transaction, and the resolution of certain prior years' income tax matters.

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

     Generally, the Bank is able to increase net interest income at a faster pace when long-term U.S. Treasury rates are significantly greater then short-term U.S. Treasury rates, due to funding costs being more directly tied to shorter-term rates, while single-family mortgage loans are tied to intermediate to longer-term rates. The increase in the balances of equity lines of credit, which are tied to the Prime rate, as well as commercial business loans, which are more often tied to Prime or 3-month LIBOR, are helping the Bank manage its level of interest rate risk. Additionally, higher levels of core deposits, which tend to be less sensitive to interest rate movements and levels, allow the Bank to improve and/or maintain its level of net interest income over an extended period of time and changing interest rate environment. Net interest income before the provision for loan losses was $261.3 million in 2004, $179.5 million in 2003 and $158.0 million in 2002. The net interest margin (net interest income divided by average interest-earning assets) for the same periods was 3.06%, 2.96%, and 2.92%, respectively. The net interest spread was 2.85%, 2.69%, and 2.59%, respectively. The net interest margin exceeds the net interest spread in any given period because of non-interest bearing deposit accounts, and stockholders' equity, neither of which cost the company interest expense, but support interest-earning assets.

     The following table is a summary of 6-month and 10-year U.S. Government yields and is provided to illustrate information about the market rates related to the Bank's pricing of interest-earning assets and interest-bearing liabilities.

                                       U. S. TREASURY RATES
                            2004                             2003                            2002
              ------------------------------   ------------------------------   -------------------------------
              6 MONTHS    10 YEARS    SPREAD   6 MONTHS    10 YEARS    SPREAD   6 MONTHS    10 YEARS     SPREAD
              --------    --------    ------   --------    --------    ------   --------    --------     ------
Average.....   1.60%       4.26%      2.46%      1.07%       4.00%     2.93%      1.70%      4.59%       2.89%
Close.......   2.58%       4.22%      1.64%      1.02%       4.25%     3.23%      1.21%      3.82%       2.61%

     During 2004, beginning in the second quarter, the shorter end of the Treasury yield curve began to increase in response to continued strengthening of the U.S. economy, and the commencement of a tightening monetary policy by the Federal Reserve Board, which by year end had increased its target Federal Funds rate to 2.50%, an increase of 150 basis points from its recent historic low of 1% that occurred during a good part of 2003. After the initial impact of a tightening monetary policy increased the 10-year Treasury note to 4.87% by mid-year, recognition of continued stable prices in the economy saw the 10-year Treasury note settle back to its level of 4.22% by year end, and led to a sharp decrease in the spread from 6-month Treasury bills to 10-year notes of 1.64%. With the cost of core deposits lagging the increase in short-term rates, the Bank was able to benefit from rising asset yields due to increases in the prime rate, which helped increase its net interest spread and margin.

     During 2003, U.S. Treasury rates continued their decline to historic lows through June. Continued economic weakness, and very low inflation fueled continued low federal funds rates, and rallied the rate on 10-year Treasury notes to 3.11% at mid-year. In the second half of the year, the 10-year Treasury note sold off in reaction to improving economic conditions and increasing U.S. budget deficits to close the year at 4.25%. During this time, however, short-term interest rates stayed at their historic low levels, leading to the large spread of 3.23% between the rate on 6-month Treasury bills and 10-year Treasury notes at the end of the year. On an average basis, the spread was very consistent with 2002, which is part of the reason the Bank's net interest margin remained stable. The interest rate scenario in 2003 enabled the Bank to continue to reprice certificate of deposits lower, refinance maturing borrowings at lower rates, and lower the rates offered on its core deposits. However, the very high level of refinance activity fueled by lower long-term interest rates offset most of the lower funding costs achieved.

     During 2002, the U.S. Treasury curve maintained the steepness between short- and long-term rates that had begun during 2001. This allowed the Bank to benefit from the impact of low short-term rates on its cost of funds more so than in 2001, as the Bank aggressively reduced rates offered on its core accounts and experienced a decline in certificate of deposit costs as high-rate certificates of deposit matured and repriced to lower rates. Each of these factors was more than enough to offset the decline in asset yields due to refinance activity driven by declining long-term interest rates, as well as the decline in yield on ARM loans, which generally reprice off of short-term Treasury rates, and continued decreases in yield on equity lines of credit tied to the prime rate.

     AVERAGE BALANCE SHEETS. The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-performing loans. The yield/cost at December 31, 2004 includes fees that are considered adjustments to yield.


                                                             YEAR ENDED DECEMBER 31,
                        ---------------------------------------------------------------------------------------    AT DECEMBER 31,
                                      2004                         2003                       2002                    2004
                        ----------------------------- ---------------------------- ----------------------------  ------------------
                                              AVERAGE                      AVERAGE                      AVERAGE
                          AVERAGE              YIELD/   AVERAGE             YIELD/  AVERAGE             YIELD/               YIELD/
                          BALANCE   INTEREST   COST     BALANCE   INTEREST  COST    BALANCE   INTEREST   COST     BALANCE     COST
                        ----------- -------- -------- ----------- -------- ------- ---------- -------- --------  ---------  -------
                                                                     (Dollars in thousands)
ASSETS:
Loans receivable......$ 6,721,514   343,011   5.10% $ 4,917,662    272,687  5.55% $ 4,446,989  288,790   6.49% $ 6,918,035    5.22
Mortgage-backed
  securities..........  1,008,800    38,802   3.85      407,012     14,651  3.60      239,299   11,295   4.72    1,193,189    4.08
Stock in FHLB of
 Chicago..............    356,435    23,092   6.57      239,206     14,362  6.09      157,050    8,287   5.35      278,916    5.50
Investment
  securities..........    358,022    13,233   3.70      293,545      9,904  3.37      345,921   16,081   4.65      388,959    3.66
Interest-bearing
 deposits.............     64,714     1,683   2.60       94,087      2,474  2.63       93,647    2,131   2.28       56,089    2.21
Federal funds sold....     41,866     1,352   3.23      114,260      2,352  2.06      126,971    2,906   2.29       42,854    2.10
                        ---------   -------           ---------    -------          ---------  -------           ---------
 Total interest-
   earning assets.....  8,551,351   421,173   4.92    6,065,772    316,430  5.22    5,409,877  329,490   6.09    8,878,042    4.97
Non-interest
  earning assets......    707,928                       403,926                       329,522                      803,342
                        ---------                     ---------                     ---------                    ---------
 Total assets.........$ 9,259,279                   $ 6,469,698                   $ 5,739,399                  $ 9,681,384
                        =========                     =========                     =========                    =========
LIABILITIES AND
  STOCKHOLDERS'
  EQUITY:
Deposits..............  5,226,301    73,872   1.41    3,794,205     61,011  1.61    3,413,331   90,963   2.66    5,445,891    1.56
Borrowed funds........  2,487,727    86,013   3.46    1,626,695     75,941  4.67    1,482,487   80,502   5.43    2,600,667    3.70
                        ---------   -------           ---------    -------          ---------   ------           ---------
 Total interest-
   bearing
   liabilities........  7,714,028   159,885   2.07    5,420,900    136,952  2.53    4,895,818  171,465   3.50    8,046,558    2.25
Non-interest
  bearing deposits....    462,961                       328,881                       247,235                      489,817
Other liabilities.....    157,828                       131,654                       129,164                      170,623
                        ---------                     ---------                     ---------                    ---------
 Total liabilities....  8,334,817                     5,881,435                     5,272,217                    8,706,998
Stockholders' equity .    924,462                       588,263                       467,182                      974,386
                        ---------                     ---------                     ---------                    ---------
 Liabilities and
   stockholders'
   equity ............$ 9,259,279                   $ 6,469,698                   $ 5,739,399                  $ 9,681,384
                        =========                     =========                     =========                    =========
Net interest income/
  interest rate
  spread..............            $ 261,288  2.85%               $ 179,478  2.69%             $158,025   2.59%                2.72%
                                    =======  ====                  =======  ====               =======   ====                 ====
Net earning assets/
  net yield on
  average interest-
  earning assets .....$   837,323            3.06%  $   644,872             2.96% $   514,059            2.92% $   831,484
                        =========            ====     =========             ====    =========            ====    =========
Ratio of interest-
  earning assets to
  interest-bearing
  liabilities.........               110.85%                        110.90%                     110.50%             110.33%
                                    =======                        =======                     =======           =========

     RATE/VOLUME ANALYSIS. The table below shows the impact of changes in interest-earning assets and interest-bearing liabilities and changes in interest rates on the Bank's interest income and interest expense during the periods indicated. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                         YEAR ENDED                    YEAR ENDED
                                DECEMBER 31, 2004 VS. 2003      DECEMBER 31, 2003 VS. 2002
                               ----------------------------     ---------------------------
                                          CHANGE     CHANGE                CHANGE    CHANGE
                                           DUE        DUE                   DUE       DUE
                               TOTAL       TO         TO        TOTAL       TO        TO
                               CHANGE     VOLUME     RATE       CHANGE     VOLUME    RATE
                               --------   ------    ------      -------   -------    ------
                                                     (Dollars in thousands)
INTEREST-INCOME:
   Loans receivable.......    $ 70,324    93,476   (23,152)  $ (16,103)  28,690   (44,793)
   Mortgage-backed
      securities..........      24,151    23,081     1,070       3,356    6,512    (3,156)
   Stock in FHLB of
      Chicago.............       8,730     7,519     1,211       6,075    4,807     1,268
   Investment securities..       3,329     2,320     1,009      (6,177)  (2,197)   (3,980)
   Interest-bearing
      deposits............        (791)     (764)      (27)        343       10       333
   Federal funds sold.....      (1,000)   (1,937)      937        (554)    (276)     (278)
                               -------   -------   -------     -------   ------   -------
     Total interest
       income.............     104,743   123,695   (18,952)    (13,060)  37,546   (50,606)
                               -------   -------   -------     -------   ------   -------
INTEREST-EXPENSE:
   Deposits...............      12,861    21,039    (8,178)    (29,952)   9,266   (39,218)
   Borrowed funds.........      10,072    33,199   (23,127)     (4,561)   7,381   (11,942)
                               -------   -------   -------     -------   ------   -------
     Total interest
      expense.............      22,933    54,238   (31,305)    (34,513)  16,647   (51,160)
                               -------   -------   -------     -------   ------   -------
       Net interest
         income...........   $  81,810    69,457    12,353   $  21,453   20,899       554
                               =======   =======   =======     =======   ======   =======

     2004 VERSUS 2003. Net interest income was $261.3 million in 2004, compared to $179.5 million in 2003, an increase of $81.8 million, and was primarily driven by an increase in average interest-earning assets of $2.48 billion. Additionally, the net interest margin increased 10 basis points to 3.06% in 2004 due to a continued period of generally lower short-term interest rates that led to the decrease in the cost of funds at a faster rate than the decline in interest-earning assets.

     The acquisitions of Fidelity and St. Francis during 2003 added nearly $2.7 billion in interest-earning assets, which impacted the entire year in 2004 compared to 2003, and led to a majority of the increase in net interest income from a volume perspective. As shown in the table above, of the $81.8 million increase in net interest income, a net $69.5 million was due to increases in average balances of interest-earning assets and interest-bearing liabilities. The table also shows the remaining $12.4 million of the increase is due to the increase in the net interest spread, as costs of funds declined faster ($31.3 million), compared to the decline in interest-earning assets ($18.9 million).

     The overall average yield on interest-earning assets decreased 30 basis points to 4.92% in 2004. Although interest rates rose during the second half of 2004, refinance activity continued during the first half of the year, drove average yields lower. Additionally, much of the growth in the loan portfolio was loans tied to the prime rate, which averaged 4.34% during 2004, which led to a decline in the yield on loans receivable of 45 basis points to 5.10% for 2004. The increase in yields on mortgage-backed securities is due to the swap of 15-year mortgages originated by the Bank and held in mortgage-backed securities held to maturity in 2004 with net yields in excess of 4.5%.

     Average interest-earning assets increased $2.48 billion in 2004 to $8.55 billion. The increase in the average balance of loans receivable accounted for $1.80 billion of this increase, and was due mainly to the acquisitions from 2003, in addition to organic growth of equity lines of credit and business loans. The increase in the average balance of mortgage-backed securities of $601.8 million is due to the 2003 acquisitions, as well as approximately $252.8 million of loans swapped into securities during 2004, while the net increase in the average balance of investment securities of $64.5 million is due solely to the 2003 acquisitions. The increase in the average balance of stock in FHLB of Chicago is primarily due to the $168.5 million acquired in the 2003 acquisitions offset by $125.7 million of stock redemptions during 2004.

     The overall cost of interest-bearing liabilities declined 46 basis points to 2.07% for 2004. The cost of deposits dropped 20 basis points, as the Bank's cost of core deposits were reduced in early 2004 with continued low short-term interest rates, and have not been increased in step with rising short-term rates later in 2004. The cost of borrowed funds decreased 121 basis points to 3.46% due to the maturity of higher cost borrowings from previous years and greater use of floating rate borrowings. Due to the increase in monthly floating rate loans many new borrowings in 2004 were shorter-term funding tied to 3-month LIBOR and the prime rate, which currently carry interest rates well below the average cost in 2004. As rates rise, the cost of these borrowings will increase, but at a pace expected to closely match the rise in yields on corresponding floating rate assets.

     Average interest-bearing liabilities increased $2.29 billion to $7.71 billion in 2004 resulting primarily from a $1.43 billion increase in average deposits related to the acquisitions in 2003. (Average non-interest bearing deposits increased $134.1 million in 2004.) Organic growth accounted for approximately $149.6 million of the increase and was offset by the runoff of $65 million of brokered certificates of deposit. The increase in the average balance of borrowed funds of $861.0 million in 2004 was due in part to 2003 acquisitions, although these borrowings were also used to fund a part of the asset growth generated in 2004 from primarily equity lines of credit.

     2003 VERSUS 2002. Net interest income was $179.5 million in 2003, compared to $158.0 million in 2002, an increase of $21.5 million, and was primarily driven by an increase in average interest-earning assets of $655.9 million. Interest rates dropped dramatically during 2003 compared to 2002, and our net interest margin expanded by 4 basis points to 2.96% for 2003, compared to 2.92% for 2002.

     The overall yield on interest-earning assets declined 87 basis points in 2003 to 5.22%, as refinance activity reached historic highs, and dramatically increased prepayments of higher yielding loans in our loan portfolio. The new ARM loans replacing these prepayments were at substantially lower yields, as we sold most of our long-term fixed-rate loans into the secondary market. Additionally, the large growth in our equity line of credit portfolio (tied to prime) yielded less than 4.50% during most of 2003, well below our average loan portfolio yield. Similar declines in the yield on our investment and mortgage-backed securities portfolios were seen as calls were exercised on some of our investment securities, and prepayments increased in our mortgage-backed securities portfolios due to falling interest rates.

     Average interest-earning assets increased $655.9 million predominately in our loan portfolio and mortgage-backed securities portfolio. Growth in our loan portfolio were accomplished by increases in equity line of credit balances, business loans, and commercial real estate, as we saw very high prepayments in our single-family loan portfolio due to refinance activity discussed above. We relied more on mortgage-backed securities in 2003 to invest the high level of cash inflows from prepayments during most of the year.

     The overall cost of interest-bearing liabilities declined 97 basis points to 2.53% in 2003, due to the average cost of deposits dropping over 100 basis points. The low interest rate environment in 2003 enabled us to reduce the rate paid on our core deposits, renew maturing certificate accounts at lower rates, and increase the amount of core deposits in our deposit mix, all of which contributed to the drop in average cost. Our average cost of borrowed funds declined at a less rapid pace (76 basis points), as our portfolio contains more fixed-rate borrowings, many of which did not mature in 2003. The decline in cost was also helped by our increased use of adjustable-rate borrowings tied to LIBOR and prime due to falling rates during most of 2003.

     Average interest-bearing liabilities increased $525.1 million, with $380.9 million due to an increase in average deposits, of which $295 million was due to our acquisitions. The remainder of the deposit growth in 2003 was primarily in core deposit accounts. Average borrowings increased by $144.2 million, most of which was due to our acquisitions.

PROVISION FOR LOAN LOSSES

     The company recorded a provision for loan losses and net charge-offs as follows for the three years ended December 31 as shown below:

                                       YEAR ENDED DECEMBER 31,
                                     --------------------------
                                      2004      2003      2002
                                     ------   -------    ------
                                       (Dollars in thousands)

Provision for loan losses........... $1,215   $   --     $  300
Net charge-offs.....................    812      299        424
Charge-offs to average loans........    .01%     .01%       .01%

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

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    2004       2003       2002
                                                  --------   --------   -------
                                                      (Dollars in thousands)

Allowance for loan losses........................ $ 36,255  $ 34,555  $ 19,483
Percent of allowance for loan losses to
   non-performing loans..........................    115.2%    105.4%     76.7%
Percent of allowance for loan losses to loans
   receivable, exclusive of loans held for sale..      .53%      .54%      .44%

     Based on the above evaluation, the provision for loan losses increased to $1.2 million in 2004, compared to $0 in 2003. We also acquired $1.3 million in allowance for loan losses in our acquisition of Chesterfield. The acquired allowances in the Fidelity and St. Francis acquisitions in 2003 were the primary reason for the increase in the allowance for loan losses in 2003 and the percentage of allowance for loan losses to loans receivable and to non-performing loans.

NON-INTEREST INCOME AND EXPENSE

     2004 VERSUS 2003. Non-interest income is another significant source of revenue for the Company. It consists primarily of fees earned on deposit products and services, gains and losses from asset sale activity and income from real estate operations. Non-interest income increased $4.7 million or 6.5% for the year ended December 31, 2004 compared to the year ended December 31, 2003.

         The table below shows the composition of non-interest income for the periods indicated.

                                                                                     PERCENTAGE
                                                  YEAR ENDED DECEMBER 31,        INCREASE (DECREASE)
                                             -------------------------------     ------------------
                                               2004        2003        2002        2004      2003
                                             -------     -------     -------     --------  --------
                                                   (Dollar in thousands)
 Net gain (loss) on sale and
      writedown of assets:
   Loans receivable......................    $  9,294     25,948      16,330       (64.2)%     58.9%
   Mortgage-backed securities............         500      6,006          39       (91.7)        NM
   Investment securities.................         822     (6,943)         80      (111.8)        NM
   Foreclosed real estate................         506        365         179        38.6      103.9
Income from real estate operations.......       6,657     11,325       9,717       (41.2)      16.5
Deposit account service charges..........      34,112     24,552      22,239        38.9       10.4
Brokerage commissions....................       4,094      3,587       2,702        14.1       32.8
Other loan fees..........................       5,775      4,767       3,635        21.1       31.1
Loan servicing fee (expense).............       1,231     (5,939)     (2,472)     (120.7)     140.3
Valuation recovery (allowance) on
   mortgage servicing rights.............       2,072      1,130      (2,300)      (83.4)    (149.1)
Other income:
   Bank owned life insurance.............       1,642      1,315       1,440        24.9       (8.7)
   Insurance commissions.................         616        480         461        28.3        4.1
   Safe deposit box fees.................         820        656         612        25.0        7.2
   Title agency fees.....................         524      1,329         805       (60.6)      65.1
   Real estate owned operations, net.....        (158)      (149)        (86)        6.0       73.3
   Assumed premium income................       1,938      1,482         981        30.8       51.1
   Real estate held for investment
      income(1)..........................       3,950        328          --         NM          --
   Other.................................       1,891      1,394       2,001        35.7      (30.3)
                                               ------     ------      ------       -----       ----
       Total other income................      11,223      6,835       6,214         3.3       29.0
                                               ------     ------      ------       -----       ----
Total non-interest income................    $ 76,286     71,633      56,363         6.5%      27.1%
                                               ======     ======      ======       =====       ====

------------------
(1)  Income from investments in affordable housing properties in Wisconsin.

     Although our total non-interest income increased slightly in 2004, we saw a sharp decline in mortgage-banking related income in 2004 due to the spike in long-term interest rates mid-year, which curtailed the refinance wave experienced during 2003 and 2002. Loan sale volume dropped to $914.1 million in 2004 compared to $1.77 billion in 2003, and led to a reduction in the gain on sale of loans of $16.7 million. Lower prepayments due to rising rates had the opposite impact on our loan servicing fee income and fair value adjustments related to our loan servicing portfolio. Income from these items increased a combined $8.1 million. Our loans serviced for others portfolio grew to $3.64 billion at the end of 2004, up 9.3% from 2003. Due to the anticipated rising rate environment, we currently expect lower loan sale volume in 2005 compared to our volume in 2004, which will likely lead to lower loan sale profits. Offsetting this trend, due to expected lower prepayment speeds, is an expected increase in our loans serviced for others portfolio, and a corresponding increase expected in loan servicing fee income.

     Assumed premium income, which represents the portion we share of insurance premiums earned by various private mortgage insurance companies, increased over 30% due to growth in loans for which we reinsure some of the credit risk.

     Deposit account service charge income increased $9.6 million in 2004 and is primarily due to fee income on deposit accounts we acquired in our mergers with Fidelity and St. Francis. Total checking accounts grew 6.3% in 2004.

     Other loan fee income was $5.8 million in 2004, an increase of $1.0 million over 2003, despite a $1.2 million decline in loan modification (streamlined refinances) fee income in 2004. Contributing to the improvement were fees related to our growing equity line of credit portfolio and our business banking unit.

     Income from real estate operations for the last three years is detailed below by project:

                                         YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                 2004              2003             2002
                            ---------------   ---------------   --------------
                            LOTS     INCOME   LOTS     INCOME   LOTS    INCOME
                            SOLD     (LOSS)   SOLD     (LOSS)   SOLD    (LOSS)
                            ----     ------   ----     ------   ----    ------
                                         (Dollars in thousands)
Tallgrass of Naperville:
   Single-family...........   13    $ 1,175     33  $  2,559     120  $ 7,409
   Multi-family and
      commercial...........    1        460      3     2,584       1    2,161
Shenandoah.................  126      5,022    196     6,182      --      147
                             ---      -----   ----    ------    ----    -----
                             140    $ 6,657    232  $ 11,325     121  $ 9,717
                             ===      =====   ====    ======    ====    =====

     During 2004, as expected, we sold fewer lots in both Tallgrass of Naperville and Shenandoah, as each of these subdivisions was selling lots from their final units. Additionally, with the majority of sales in the lower margin Shenandoah development in 2004, overall profit margins on lot sales declined. In 2003, profits were boosted by the sale of three parcels of commercial land. We had expected to commence sales of lots in our newest subdivision, Springbank (Plainfield, IL), in late 2004, but were delayed in receiving the necessary municipal approvals, which were not obtained until November 2004. We expect lot sales to commence in Springbank in the third quarter of 2005, and to contribute profit margins closer to those earned in our Shenandoah project than the higher margins in our Tallgrass project.

     Gain on sale of mortgage-backed securities of $500,000 in 2004 was a sharp decline from the 2003 gain of $6.0 million. In 2003, we had sold $259 million of mortgage-backed securities available for sale as a means of managing our interest rate risk. The gain on sale of investments in 2004 was $822,000 compared to the $6.9 million net loss recorded in 2003. In 2003, we incurred other-than- temporary impairment writedown losses on two corporate debt securities totaling $10.0 million, which were offset by gains from the sale of investment securities of $3.1 million. In 2004, we sold certain corporate debt securities that had incurred other-than-temporary impairment writedowns in 2003 and 2002 at a net gain of $2.7 million that was substantially offset by a $2.0 million other-than-temporary impairment writedown on $8.8 million of Freddie Mac floating rate preferred stock securities.

     The table below shows the composition of non-interest expense for the periods indicated.


                                                                                        PERCENTAGE
                                                      YEAR ENDED DECEMBER 31,       INCREASE (DECREASE)
                                                 -------------------------------    --------------------
                                                    2004       2003       2002         2004        2003
                                                 ---------   --------   --------    ---------    --------
                                                                  (Dollars in thousands)
Compensation..................................   $  74,295     54,344     46,452       36.7%       17.0%
Employee benefits.............................      22,207     16,229     12,646       36.8        28.3
                                                   -------    -------     ------
      Total compensation and benefits.........      96,502     70,573     59,098       36.7        19.4
                                                   -------    -------     ------
Occupancy expense.............................      19,717     10,510      7,976       87.6        31.8
Furniture, fixture and equipment expense......       8,267      4,900      3,694       68.7        32.6
Advertising and promotion.....................       9,079      6,466      4,844       40.4        33.5
Data processing...............................       8,012      4,255      3,655       88.3        16.4
Amortization of core deposit intangibles......       3,002      1,732      1,649       73.3         5.0
Other expenses:
   Professional fees..........................       4,756      2,468      2,841       92.7       (13.1)
   Stationery, brochures and supplies.........       3,210      2,409      1,983       33.3        21.5
   Postage....................................       2,810      2,261      1,899       24.3        19.1
   Telephone..................................       3,200      2,172      1,632       47.3        33.1
   Transaction fraud losses...................       3,084      1,896      2,026       62.7        (6.4)
   Correspondent banking services.............       1,596      1,186      1,050       34.6        13.0
   Title fees, recording fees and credit
      report expense..........................       1,937      1,003        884       93.1        13.5
   Security expense...........................       1,464        979        631       49.5        55.2
   ATM network fees...........................       1,262        301        522      319.3       (42.3)
   Insurance costs............................       1,635        914        497       78.9        83.9
   FDIC premiums and OTS assessment...........       2,224      1,671      1,487       33.1        12.4
   Real estate held for
      investment expenses(1)..................       4,215        287         --        NM        100.0
   Other......................................       8,076      4,214      2,974       91.6        41.7
                                                   -------    -------     ------       ----      ------
      Total other expenses....................      39,469     21,761     18,426       81.4        18.1
                                                   -------    -------     ------       ----      ------
                                                 $ 184,048    120,197     99,342       53.1        21.0
                                                   =======    =======     ======       ====      ======

       Non-interest expense
         to average assets...............             1.99%     1.86        1.73
       Net overhead ratio(2).............             1.16       .75         .75
       Efficiency ratio..................            54.74     47.69       46.36
       Average FTEs......................            2,088     1,547       1,295

------------------
(1) Expenses related to investments in affordable housing properties in Wisconsin.
(2) Non-interest expense less non-interest income divided by average total assets.

     Non-interest expense increased 53.1% in 2004, primarily due to the impact of the two acquisitions closed in the second half of 2003.

     Compensation and benefit costs increased 36.7% in 2004, as our average full-time equivalent number of employees increased 35%. We were able to reduce certain duplicative positions during 2004 relating to our St. Francis acquisition, but many of these positions were not eliminated until mid-year. The opening of four de novo branches in 2003 and three more in 2004 contributed to the higher headcount.

     Our occupancy and equipment costs increased over 80% in 2004. In addition to higher costs resulting from the acquired branches, we incurred approximately $750,000 of duplicative occupancy costs during the year that have now been eliminated. Occupancy costs have also increased due to the new corporate offices we began leasing in March 2004 to handle the growth in our company and to position us for growth in the future. We upgraded some of our existing facilities and also incurred costs related to our de novo branch locations.

     We experienced an 88% increase in our data processing costs as we ran dual data processing operations with St. Francis for nearly half the year, incurred system conversion expenses and installed a second mainframe computer to enhance our disaster recovery capabilities. We expect these expenses to be lower in 2005, as the redundant costs associated with the St. Francis acquisition were eliminated in May 2004 upon the completion of our data processing integration.

     We also incurred significant costs related to the regulatory requirements of the Sarbanes-Oxley Act. These costs are most notabe in the increase in our professional expenses, although we also hired a number of people to enhance our internal control structure, contributing to higher compensation and benefits expense.

     2003 VERSUS 2002. Non-interest income increased 27.1% from 2002 to 2003 and was attributable to higher gains on the sale of loans, income from real estate operations and deposit account service charges, somewhat offset by lower net gains on the sale and writedown of mortgage-backed and investment securities.

     Loan sales in 2003 were driven by the high level of loan originations due to falling interest rates and resulted in the 59% increase in gains. Even though the average balance of loans serviced for others increased 46% in 2003, falling interest rates led to higher amortization of capitalized mortgage servicing rights than in 2002, which exceeded the gross servicing fee income received. The net loan servicing fee expense was somewhat offset by a recovery of prior valuation allowances recorded as refinance activity slowed at the end of 2003.

     We recorded a net gain of $6.0 million on the sale of $259.0 million of mortgage-backed securities in 2003 compared to gains of $39,000 from $14.8 million of sales in 2002. Included in the $259.0 million of mortgage-backed securities sold in 2003 were $85.3 million of prepayment-protected fixed-rate mortgages swapped into mortgage-backed securities, which were subsequently sold along with an additional $60.9 million of similar mortgage-backed securities. These sales were undertaken to improve the Bank's interest rate risk position by lengthening its asset duration to better match the Bank's increased liability duration at that time, as average lives of these loans and related mortgage-backed securities had become very short due to high prepayment speeds.

     Income from real estate operations increased 16.5% from 2002 to 2003 primarily due to the development and sale of 196 lots in the Shenandoah development, which was the first year of sales in the project, and the sale of three commercial parcels in the Tallgrass of Naperville project.

     A net loss on the sale and writedown of investment securities of $6.9 million was recorded in 2003, compared to net gains of $80,000 in 2002. Net gains on the sale of securities in 2003 of $3.1 million were offset by $10.0 million of other-than-temporary writedowns on $16.7 million of floating-rate debt securities. Net gains on the sale of investment securities of $2.9 million in 2002 were offset by a $3.0 million other-than-temporary impairment writedown on a corporate debt security.

     Non-interest expense increased 21% from 2002 to 2003 due to increases in most operating categories primarily as a result of branches acquired and opened during 2003.

     Compensation and benefits increased 19.4% from 2002 to 2003 due to a 19.5% increase in average full-time equivalent employees. Occupancy and equipment costs rose due to increased maintenance and operating costs throughout the branch network and loan processing centers. Advertising costs increased due to increased market research, a result of competitive pressures and radio and newspaper advertising expenses related to our efforts in brand recognition strategy.

LIQUIDITY AND CAPITAL RESOURCES

     Our holding company manages liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our land development operation, and planned repurchases of common stock. Our major sources of liquidity at our holding company are dividends from the Bank, which are subject to regulatory limitations, and to a lesser extent, cash flow from our land development operation. Additionally, we maintain a $55.0 million unsecured line of credit with a Chicago-based commercial bank under which we had $45.0 million of remaining availability at December 31, 2004. See page 16 for more information relating to this bank line of credit. We expect to increase the ratio of our debt to equity capital during 2005 with the issuance of pooled trust preferred securities as we implement our stock repurchase programs.

     During 2004, we received $127.0 million in dividends from the Bank, including a $52.0 million special dividend paid to fund a portion of the purchase price for the Chesterfield acquisition. As a result, at December 31, 2004, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. Any dividend payments from the Bank in 2005 in excess of the Bank's year to date net income when aggregated with prior dividends will be subject to OTS approval.

     We manage liquidity at the Bank to ensure that adequate funds are available to meet normal operating requirements, as well as unexpected loan demand or deposit withdrawals by our customers, and other contractual obligations or commitments, on a timely and cost-effective manner. Our primary sources of funds are deposits, wholesale borrowings, principal repayments on loans and mortgage-backed securities, as well as proceeds from the sale of loans and investment securities. We manage our liquidity through regular review of loan originations and payoffs, deposit flows, and anticipated movements in interest rates, efforts that are aimed at forecasting when liquidity needs may occur and satisfying these liquidity needs while attempting to minimize funding risk.

     While the Bank's scheduled loan and mortgage-backed securities amortization and maturing certificates of deposit are a relatively predictable source of funds, core deposit flows, loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank expects to continue diversifying its funding sources in 2005 through increased use of other wholesale borrowing sources, including reverse repurchase agreements and brokered certificates of deposits.

     At December 31, 2004, the Bank has approximately $843.8 million of potential additional borrowing capacity from the FHLB of Chicago and approximately $462.1 million of available collateral capacity under its one- to four-family blanket pledge agreement, including consideration of the additional collateral capacity related to its excess investment in FHLB of Chicago stock. The Bank also has the ability to pledge other mortgage-backed and investment securities, as well as certain multi-family mortgage loans. Additional borrowings from the FHLB of Chicago are subject to the Bank's compliance underwriting, collateral, capital stock and other policies set forth in the FHLB of Chicago credit guide at the time of the borrowing request. In addition, the Bank has $80 million of various short-term lines of credit with other correspondent banks. The Bank also has additional capacity to obtain other borrowings through the pledge of investment or mortgage-backed securities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS AND CONTINGENCIES

     Through the normal course of business we enter into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through deposits or borrowings. The Bank historically renews in excess of 80% of its certificates of deposit, upon maturity, as its certificates of deposit are primarily retail orientated accounts rather than more rate-sensitive brokered certificates. As such, the scheduled $1.67 billion of maturing certificates of deposit in 2005 are not expected to put a burden on the Bank's cash needs. The Bank has the ability to refinance any advance coming due with the FHLB of Chicago advances, which it will normally do in the normal course of business if its loan portfolio is growing and out pacing deposit growth. Should its loan portfolio growth be slower, due to prepayments in its loan portfolio, the Bank may have adequate liquidity to repay its maturing advances.

     CONTRACTUAL OBLIGATIONS. The following table shows our contractual obligations coming due in the periods indicated at December 31, 2004:

                                                               LESS
                                                               THAN        1 TO 3      3 TO 5       AFTER
                                                 TOTAL        1 YEAR       YEARS        YEARS      5 YEARS
                                              -----------   ---------    ----------   ---------   ---------
                                                                      (Dollars in thousands)
Certificates of deposit...................    $ 2,395,605   1,667,053      604,444     110,406      13,702
FHLB of Chicago advances..................      2,188,125     713,125      870,000     500,000     105,000
Unsecured bank term loan and line of
   credit.................................         80,000      17,000       14,000      14,000      35,000
Other borrowings..........................        325,661      25,661      225,000      75,000          --
Purchase obligations......................         12,576       6,165        6,171         240          --
Real estate development land purchase
   contracts(1)...........................         19,724       4,459       15,265          --          --
Post retirement benefit plans.............          3,547          49          328         490       2,680
Operating leases..........................         99,000       7,900       14,700      13,900      62,500
                                                ---------   ---------    ---------     -------    --------
   Total..................................    $ 5,124,238   2,441,412    1,749,908     714,036     218,882
                                                =========   =========    =========     =======     =======

------------------
(1) Reflects contractual obligations to purchase remaining land and related contracted improvements to date. This figure does not include the remaining additional costs of land development improvements not currently under contract, estimated at $53.2 million.

     Purchase obligations reflect payment obligations under agreements to purchase goods or services in determinable amounts at fixed prices that are enforceable and legally binding on the Company. At December 31, 2004, they include items such as service agreements, employment agreements, maintenance contracts, software licensing agreements and contracts for data processing and services.

     Real estate development costs are funded primarily by sales of previously developed lots, and to a lesser extent, borrowings or capital investments from the Company. It is currently anticipated that the Company will be required to supplement the cash flow from the sales of developed lots and bulk land parcels in inventory with borrowings from the Company. Real estate development costs shown in the table above include $19.0 million related to binding land purchase contracts. We currently expect to incur approximately $72.9 million in estimated future disbursements related to the current and planned future phases of our existing real estate development projects, the majority of which are not contractual obligations at the present time.

     Post retirement benefits include benefits for employees and/or directors under the Company's Supplemental Executive Retirement Plan and Long Term Medical Plan.

     COMMITMENTS AND CONTINGENCIES. The following table shows certain off-balance sheet commitments and contingencies of the Company and the Bank as of December 31, 2004:


                                                       LESS
                                                       THAN       1 TO 3       3 TO 5     AFTER 5
                                           TOTAL      1 YEAR      YEARS        YEARS      YEARS
                                        ----------   --------    --------     -------    -------
                                                             (Dollars in thousands)
One- to four-family mortgage
   commitments.....................     $  497,869    497,869          --         --          --
Equity line and equity loan
   commitments.....................        108,732    108,732          --         --          --
Unused portion of equity lines of
   credit(2).......................      1,012,042     30,584     122,126     87,061     772,271
Commercial business lines(2).......        252,861    153,396      56,186     23,278      20,001
Letters of credit(1)...............         86,056     29,367      43,830      6,049       6,810
Commercial business loan
   commitments.....................         43,791     43,791          --         --          --
Contingent liability under
   recourse provisions.............         82,660     82,660          --         --          --
                                         ---------    -------     -------    -------     -------
   Total...........................    $ 2,084,011    946,399     222,142    116,388     799,082
                                         =========    =======     =======    =======     =======

------------------
(1) Letters of Credit include $5.6 million related to land development projects.
(2) Amounts are shown based on time to maturity for amounts if used. Reflects the maximum amount of potential liability for credit losses at December 31, 2004 that we have retained relating to an aggregate $873.3 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in the Bank's captive reinsurance subsidiary. Our loss experience to date under such recourse provisions has been immaterial.

     At December 31, 2004, the Bank has approximately $247.0 million of cash and liquidity, $73.8 million of commitments to sell loans, as well as additional borrowing capacity from the FHLB of Chicago and other wholesale borrowing sources. These sources are also available for the funding of unused equity lines of credit. However, the Bank does not expect all of these lines to be used based on historical levels of total line usage by its customers. Recourse provisions include credit risk related to $44.1 million of loans sold with recourse to investors, $12.7 million of credit risk relating to loans sold to the MPF program and $25.9 million of credit risk related to loans with private mortgage insurance in force in the Bank's captive reinsurance subsidiary.

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

RECENT ACCOUNTING STANDARDS

     In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment's cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

     With the release of FASB Staff Position ("FSP") EITF Issue 03-1-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of EITF 03-1 remain in effect and are presented in Notes 3 and 4 of this Form 10-K for the periods ended December 31, 2004 and December 31, 2003. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company's intent and ability to hold the impaired investments at the time of the valuation.

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), "Application of Accounting Principles to Loan Commitments." SAB 105 prohibits the inclusion of estimated servicing cash flows and internally-developed intangible assets within the valuation of interest rate lock commitments under Statement of Financial Accounting Standard No. 133. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. The Bank adopted SAB 105 effective April 1, 2004 and the adoption did not have a material impact on the financial statements for the year ended December 31, 2004. The Bank previously included a portion of the value of the associated servicing cash flows when recognizing saleable loan commitments at inception and throughout their life. This impact will not affect the ongoing economic value of the business.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, " Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3 "). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could reduce the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized at acquisition. Subsequent to the initial acquisition, increases in expected cash flows generally would be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows would be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company will apply this SOP for prospective acquisitions.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), "Shared-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", supersedes APB 25 and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adopting is allowed. SFAS No. 123R permits companies to adopt the recognition requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all shared-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statement of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

     The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company expects to evaluate the alternative models, including the underlying valuation assumptions and has not yet determined which model it will use to measure the fair value of stock options upon the adoption of SFAS No. 123R.

     The Company currently expects to adopt SFAS No. 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned recognition methods it will use. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Subject to a complete review of the requirements of SFAS No. 123R, based on stock options granted through December 31, 2004, the Company expects that the adoption of SFAS No. 123R on July 1, 2005, would reduce pre-tax net income by $1.5 million for 2005. We will also incur additional expense to the extent that additional stock option awards are made. Future levels of compensation cost recognized related to share-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard. Had the Company adopted stock option expensing in prior periods, the impact would have approximated that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share in Note 1, "Summary of Accounting Policies," of this Form 10-K. For additional information regarding the Company's stock-based compensation plans, refer to Note 16, "Officer, Director and Employee Benefit Plans," of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK. The Company's primary market risk arises from interest rate risk, which is measured and managed in various ways. Management's goal, through policies established by the Asset/Liability Management Committee of the Board of Directors (ALCO), is to maximize net interest income at a commensurate level of risk, while staying within established interest rate risk policy limits prescribed by the ALCO.

     The Company uses a variety of measurement and modeling techniques that estimate the impact of future movements in interest rates on the net interest income of the Company. Generally, the Company measures parallel movements in interest rates in 100 basis point increments over a one-year time horizon.

     One of the techniques used in measuring the sensitivity of net interest income to changes in interest rates is interest rate sensitivity (static) gap analysis. The static gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time. We utilize our static gap analysis as means of managing our interest rate risk at a cumulative one-year time horizon. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instrument on the Company's balance sheet. These include prepayment assumptions on real estate loans, and mortgage-backed securities, call options embedded in investment securities, and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on our balance sheet, certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. In our loan portfolio, we do not necessarily know how people are going to behave as interest rates change. Changes in interest rates may impact cash flow on a lag basis, or lead future interest rate movements, and our expected lives of our non-maturity core deposit accounts may not prove to be as long-term as we assume them to be in our gap analysis. However, we still believe static gap analysis remains a useful tool for us to help manage our interest rate risk.

     Generally, a positive one-year gap, where more interest-earning assets are repricing or maturing during one-year period than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive one-year gap would likely result in an improvement in net interest income. Our goal is to maintain our cumulative one-year gap within the range of
(15)% to 15%, although we will begin to alter ALCO strategies in our interest-sensitive portfolios, if the gap exceeds (10)% to 10%, recognizing that marginal decisions made by management take some time to impact the Company's overall static gap position. Our loan portfolio tends to impact the movement in our static gap over a range of changing interest rates, due to the predominance of one- to four-family mortgage loans that allow the customer to prepay without penalty. We have mitigated the impact one- to four-family loans can have on our gap by 1) reducing their concentration as a percentage of our overall loan portfolio, 2) limiting our exposure to long-term fixed-rate mortgage loans, and
3) expanding our equity line of credit and business loan portfolios, that generally carry more frequent interest rate adjustments, adjustable rates and/or shorter maturities.

     Currently we do not use derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments, to manage our interest rate risk, or periodic net interest income. We do use forward commitments with the GSEs when selling our loan production originated for sale.

     The tables on the next pages set forth the scheduled repricing or maturity of the Bank's assets and liabilities at December 31, 2004 and 2003. Prepayment assumptions on loans receivable are based on models developed from our internal prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market information. In addition, we use the withdrawal assumptions used by the Office of Thrift Supervision with respect to interest-bearing and non-interest bearing checking and passbook accounts, which are annual rates of 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although we consider them to be conservative.

                                                                    DECEMBER 31, 2004
                                        --------------------------------------------------------------------------
                                         < 1/2         1/2 - 1      1 - 3        3 - 5
                                           YR.           YR.         YRS.         YRS.        5+ YRS.       TOTAL
                                        ---------    ---------    ---------    ---------    ---------     ---------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable held for sale              --           --           --        1,899       37,632        39,521
   Loans receivable..............       2,256,709      591,340    1,890,590    1,602,719      537,156     6,878,514
   Mortgage-backed securities....         141,764      111,387      282,062      227,653      430,323     1,193,189
   Investment securities.........         111,238          656      137,166      126,577       13,322       388,959
   Stock in FHLB of Chicago......         278,916           --           --           --           --       278,916
   Interest-bearing deposits.....          37,698           --           --           --           --        37,698
   Federal funds sold............          42,854           --           --           --           --        42,854
                                        ---------    ---------    ---------    ---------    ---------     ---------
      Total interest-earning
        assets...................       2,869,179      703,383    2,309,818    1,958,838    1,018,433     8,859,651
   Impact of hedging
      activities(1)..............          39,521           --           --       (1,889)     (37,632)           --
                                        ---------    ---------    ---------    ---------    ---------     ---------
      Total net interest-earning
        assets, adjusted for
        impact of hedging
        activities...............       2,908,700      703,383    2,309,818    1,956,949      980,801     8,859,651
Interest-bearing liabilities:
   Interest-bearing checking
      accounts...................          82,620       75,598      276,688      171,873      365,230       972,009
   Money market accounts.........         676,317           --           --           --           --       676,317
   Passbook accounts.............         118,923      108,815      398,263      247,391      525,707     1,399,099
   Certificate accounts..........         961,579      708,332      604,449      110,502       13,603     2,398,465
   FHLB advances.................         477,869      391,846      845,290      450,000       30,000     2,195,005
   Other borrowings..............         395,057          104       10,214           33          254       405,662
                                        ---------    ---------    ---------    ---------    ---------     ---------
      Total interest-bearing
        liabilities..............       2,712,365    1,284,695    2,134,904      979,799      934,794     8,046,557
                                        ---------    ---------    ---------    ---------    ---------     ---------
Interest sensitivity gap.........     $   196,335    (581,312)      174,914      977,150       46,007       813,094
                                        =========    =========    =========    =========    =========     =========
Cumulative gap...................     $   196,335    (384,977)    (210,063)      767,087      813,094
                                        =========    =========    =========    =========    =========
Cumulative gap as a percentage
   of total assets...............            2.03%       (3.98)       (2.17)        7.92         8.40
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities..          107.24%       90.37        96.57       110.79       110.10

------------------
(1)  Represents forward commitments to sell mortgage loans.

                                                                  DECEMBER 31, 2003
                                        --------------------------------------------------------------------------
                                         < 1/2         1/2 - 1      1 - 3        3 - 5
                                           YR.           YR.         YRS.         YRS.        5+ YRS.       TOTAL
                                        ---------    ---------    ---------    ---------    ---------     ---------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable held for
      sale.....................                --           --           --           --       44,511        44,511
   Loans receivable............         1,743,470      648,284    2,121,604    1,103,882      741,911     6,359,151
   Mortgage-backed securities..           131,036      110,756      300,385      180,359      249,433       971,969
   Investment securities.......           183,265        1,736       87,546       74,894       17,893       365,334
   Stock in FHLB of Chicago....           384,643           --           --           --           --       384,643
   Interest-bearing deposits...            57,988           --           --           --           --        57,988
   Federal funds sold..........            19,684           --           --           --           --        19,684
                                        ---------    ---------    ---------    ---------    ---------     ---------
      Total interest-earning
        assets.................         2,520,086      760,776    2,509,535    1,359,135    1,053,748     8,203,280
Impact of hedging activities(1)            44,511           --           --           --      (44,511)           --
                                        ---------    ---------    ---------    ---------    ---------     ---------
      Total net
        interest-earning
        assets, adjusted for
        impact of hedging
        activities.............         2,564,597      760,776    2,509,535    1,359,135    1,009,237     8,203,280
Interest-bearing liabilities:
   Interest-bearing checking
      accounts.................            47,394       43,341      158,628       98,536      209,389       557,288
   Money market accounts.......           891,135           --           --           --           --       891,135
   Passbook accounts...........           116,246      106,365      389,295      241,821      513,869     1,367,596
   Certificate accounts........           975,279      543,786      670,933      127,111       14,108     2,331,217
   FHLB advances...............           334,615      284,351      924,484      500,000       80,000     2,123,450
   Other borrowings............            95,239       30,000       50,112          236          390       175,977
                                        ---------    ---------    ---------    ---------    ---------     ---------
      Total interest-bearing
        liabilities ...........         2,459,908    1,007,843    2,193,452      967,704      817,756     7,446,663
                                        ---------    ---------    ---------    ---------    ---------     ---------
Interest sensitivity gap.......       $   104,689     (247,067)     316,083      391,431      191,481       756,617
                                        =========    =========    =========    =========    =========     =========
Cumulative gap.................       $   104,689     (142,378)     173,705      565,136      756,617
                                        =========    =========    =========    =========    =========
Cumulative gap as a percentage
   of total assets.............              1.17%       (1.59)        1.94         6.33         8.47
Cumulative net
   interest-earning assets as
   a percentage of
   interest-bearing
   liabilities ................            104.26%       95.89       103.07       108.53       110.16

------------------
(1)  Represents forward commitments to sell mortgage loans.

     Our cumulative one-year gap at December 31, 2004 is (3.98)%, slightly more negative than the (1.59)% one-year gap at December 31, 2003. Although our negative gap has increased, we consider the amount of increase acceptable given the rise in interest rates during 2004, as we expect a certain amount of extension in our estimated loan maturities (because prepayments have slowed), and our term funding against these loans gets shorter as time passes, which shortens their maturity. Because we are controlling our extension risk through limiting our investment in long-term mortgage loans, and expanding our short-term interest sensitive equity lines of credit and business loan portfolios, we are maintaining our gap at an acceptable level. Our negative gap position indicates that if interest rates rose, without us making any additional managerial decisions regarding our ALCO strategy, our net interest margin would decline slightly over the next 12 months.

     In addition to static gap analysis, we model the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a 12-month horizon. These models are more robust than our static gap analysis, in that we are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments. This includes adjusting anticipated prepayments, analyzing put and call exercises, changing expected business volumes and mix (such as the mix in loan originations between ARMs and fixed-rate), as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in Treasury rates. We compare these results to our results assuming flat interest rates. Our modeling as of December 31, 2004 indicates that net interest income would decrease by approximately 1.7% if interest rates rose 100 basis points instantaneously, while if rates instantaneously fell by 100 basis points, net interest income would decline by approximately 1.6%.

     A third measurement of our interest rate risk we use is Net Portfolio Value Analysis. Under OTS Thrift Bulletin 13a, we are required to measure our interest rate risk assuming various increases and decreases in general interest rates, and their effect on our market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value ("NPV"), (including limits regarding the change in net interest income discussed above), across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. At December 31, 2004 and 2003, the Bank was well within the Board approved limits. NPV is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items, including a core deposit intangible on the Bank's core deposit balances.

     Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in the NPV of our cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging from 100 to 200 basis points. We use a 200 basis point movement up or down as our means of measuring overall NPV interest-rate risk. (100 basis points downward recently due to historically low interest rates). The table below shows the change in NPV applying various instantaneous rate shocks to the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2004 and 2003.


                                                                  ESTIMATED             PERCENTAGE
                                                                   INCREASE              INCREASE
                                                                (DECREASE) IN          (DECREASE) IN
                                          ESTIMATED NPV              NPV                    NPV
                                       --------------------   ------------------     -----------------
  CHANGE IN INTEREST RATE                 2004       2003       2004      2003         2004      2003
----------------------------------     ---------  ---------   --------  --------     --------   ------
                                                           (Dollars in thousands)
 200 basis point rise.............     $  908,356    830,554  (114,270)  (121,351)     (11)%    (13)%
 100 basis point rise.............        980,829    916,929   (41,796)   (34,976)      (4)      (4)
 Base scenario....................      1,022,626    951,905        --         --       --       --
 100 basis point decline..........        994,350    925,378   (28,275)   (26,527)      (3)      (3)

     Our change in NPV assuming a 200 basis point shock in interest rates remains relatively consistent at the end of 2004 as it did in 2003. Long-term interest rates were very similar at the end of 2004 as they were at the end of 2003, which maintained our expected levels of cash flows from our loan portfolio, although we are modeling lower expected prepayments at the end of 2004 when compared to 2003. Additionally helping our NPV at the end of 2004 compared to 2003 is a rise in short-term interest rates, which has increased our base scenario value of off-balance sheet core deposit values. The decline in NPV in an up 200 basis point scenario remains comparative to 2003, as long-term interest rates are nearly the same at the end of 2004 and 2003, and our loan durations (as well as our borrowing durations) have remained relatively steady, even with the rise in short-term interest rates. On the asset side of our balance sheet, this is primarily due to slightly longer one- to four-family loan duration at the end of 2004 being offset by the increase in short-term loans tied to prime, while maintaining our borrowing duration as rates rose by funding balance sheet growth in 2004 with both short and medium term funding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE

Report of Management Regarding Internal Control Over Financial Reporting....50

Reports of Independent Registered Public Accounting Firm....................51

Consolidated Statements of Financial Condition..............................53

Consolidated Statements of Operations.......................................54

Consolidated Statements of Changes in Stockholders' Equity..................55

Consolidated Statements of Cash Flows.......................................56

REPORT OF MANAGEMENT REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of MAF Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

     In order to produce reliable financial statements, management is responsible for establishing and maintaining effective internal control over financial reporting. Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

     Management assessed the Company's internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the "Internal Control-Integrated Framework," adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

     KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.




Allen H. Koranda                              Jerry A. Weberling
Chairman and Chief Executive Officer          Executive Vice President and
                                                Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
MAF Bancorp, Inc.

     We have audited management's assessment, included in the accompanying Report of Management Regarding Internal Control Over Financial Reporting, that MAF Bancorp, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                               KPMG LLP

Chicago, Illinois
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
MAF Bancorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                               KPMG LLP


Chicago, Illinois
March 14, 2005

                       MAF BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                                  DECEMBER 31,
                                                                                         -----------------------------
                                                                                             2004             2003
                                                                                         --------------  -------------
                                                                                             (Dollars in thousands)
ASSETS
Cash and due from banks..........................................................        $    148,055          144,290
Interest-bearing deposits........................................................              56,089           57,988
Federal funds sold...............................................................              42,854           19,684
                                                                                            ---------        ---------
   Total cash and cash equivalents...............................................             246,998          221,962
Investment securities available for sale, at fair value..........................             388,959          365,334
Stock in Federal Home Loan Bank of Chicago, at cost..............................             278,916          384,643
Mortgage-backed securities available for sale, at fair value.....................             948,168          971,969
Mortgage-backed securities held to maturity (fair value $244,615)................             245,021               --
Loans receivable held for sale...................................................              39,521           44,511
Loans receivable, net............................................................           6,878,514        6,359,151
Allowance for loan losses........................................................             (36,255)         (34,555)
                                                                                            ---------        ---------
   Loans receivable, net of allowance for loan losses............................           6,842,259        6,324,596
                                                                                            ---------        ---------
Accrued interest receivable......................................................              34,888           31,168
Foreclosed real estate...........................................................               1,487            3,200
Real estate held for development or sale.........................................              35,091           32,093
Premises and equipment, net......................................................             140,898          122,817
Other assets.....................................................................             135,249          130,615
Goodwill.........................................................................             305,166          262,488
Intangibles......................................................................              38,763           38,189
                                                                                            ---------        ---------
                                                                                          $ 9,681,384        8,933,585
                                                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits.........................................................................         $ 5,935,708        5,580,455
Borrowed funds...................................................................           2,600,667        2,299,427
Advances by borrowers for taxes and insurance....................................              43,285           41,149
Accrued expenses and other liabilities...........................................             127,338          110,950
                                                                                            ---------        ---------
   Total liabilities.............................................................           8,706,998        8,031,981
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or
   outstanding...................................................................                  --               --
Common stock, $.01 par value; 80,000,000 shares authorized; 33,634,642 and
   33,063,853 shares issued; 33,273,235 and 33,063,853 shares outstanding........                 336              331
Additional paid-in capital.......................................................             522,047          495,747
Retained earnings, substantially restricted......................................             468,408          402,402
Stock in Gain Deferral Plan; 245,467 and 240,879 shares..........................               1,211            1,015
Accumulated other comprehensive income (loss), net of tax........................              (1,676)           2,109
Treasury stock, at cost; 361,407 shares in 2004..................................             (15,940)              --
                                                                                            ---------        ---------
   Total stockholders' equity....................................................             974,386          901,604
                                                                                            ---------        ---------
                                                                                          $ 9,681,384        8,933,585
                                                                                            =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         2004          2003          2002
                                                                      ---------     ----------     --------
                                                                             (Dollars in thousands,
                                                                             except per share data)
Interest income:
   Loans receivable.............................................      $ 343,011       272,687       288,790
   Mortgage-backed securities available for sale................         35,465        14,651        11,295
   Mortgage-backed securities held to maturity.................           3,337            --            --
   Federal Home Loan Bank of Chicago stock......................         23,092        14,362         8,287
   Investment securities available for sale.....................         13,233         9,904        16,081
   Interest-bearing deposits and federal funds sold.............          3,035         4,826         5,037
                                                                        -------       -------       -------
      Total interest income.....................................        421,173       316,430       329,490
Interest expense:
   Deposits.....................................................         73,872        61,011        90,963
   Borrowed funds...............................................         86,013        75,941        80,502
                                                                        -------       -------       -------
      Total interest expense....................................        159,885       136,952       171,465
                                                                        -------       -------       -------
      Net interest income.......................................        261,288       179,478       158,025
Provision for loan losses.......................................          1,215            --           300
                                                                        -------       -------       -------
      Net interest income after provision for loan losses.......        260,073       179,478       157,725
Non-interest income:
   Net gain (loss) on sale and writedown of:
      Loans receivable..........................................          9,294        25,948        16,330
      Mortgage-backed securities................................            500         6,006            39
      Investment securities.....................................            822        (6,943)           80
      Foreclosed real estate....................................            506           365           179
   Income from real estate operations...........................          6,657        11,325         9,717
   Deposit account service charges..............................         34,112        24,552        22,239
   Loan servicing fee income (expense)..........................          1,231        (5,939)       (2,472)
   Valuation recovery (allowance) on mortgage servicing rights..          2,072         1,130        (2,300)
   Other loan fees..............................................          5,775         4,767         3,635
   Brokerage commissions........................................          4,094         3,587         2,702
   Other........................................................         11,223         6,835         6,214
                                                                        -------       -------       -------
      Total non-interest income.................................         76,286        71,633        56,363
Non-interest expense:
   Compensation and benefits....................................         96,502        70,573        59,098
   Office occupancy and equipment...............................         27,984        15,410        11,670
   Advertising and promotion....................................          9,079         6,466         4,844
   Data processing..............................................          8,012         4,255         3,655
   Amortization of core deposit intangibles.....................          3,002         1,732         1,649
   Other........................................................         39,469        21,761        18,426
                                                                        -------       -------       -------
      Total non-interest expense................................        184,048       120,197        99,342
                                                                        -------       -------       -------
      Income before income taxes................................        152,311       130,914       114,746
Income taxes....................................................         50,789        47,481        40,775
                                                                        -------       -------       -------
      Net income................................................      $ 101,522        83,433        73,971
                                                                        =======       =======       =======
Basic earnings per share........................................      $    3.09          3.35          3.19
                                                                        =======       =======       =======
Diluted earnings per share......................................      $    3.01          3.26          3.11
                                                                        =======       =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                         ACCUMU-
                                                                                          LATED
                                                                                          OTHER
                                                                                         COMPRE-
                                                        ADDITIONAL               GAIN    HENSIVE
                                               COMMON    PAID-IN    RETAINED   DEFERRAL   INCOME   TREASURY
                                               STOCK     CAPITAL    EARNINGS     PLAN     (LOSS)    STOCK        TOTAL
                                             --------- -----------  --------   --------  --------  --------    --------
                                                                     (Dollars in thousands)

Balance at December 31, 2001..........       $  254     201,468      286,535       718     3,672    (56,774)     435,873
Comprehensive income:
   Net income.........................           --          --       73,971        --        --         --       73,971
   Other comprehensive income, net of
      tax:
      Unrealized holding gain during
        the year......................           --          --           --        --     1,224         --        1,224
      Reclassification adjustment of
        gains included in net income..           --          --           --        --       (77)        --          (77)
                                                ---     -------      -------     -----     -----    -------      -------
   Total comprehensive income.........           --          --       73,971        --     1,147         --       75,118
                                                ---     -------      -------     -----     -----    -------      -------
Exercise of 331,611 stock options,
   and reissuance of treasury stock...           --          --       (3,785)       --        --      4,976        1,191
Tax benefits from stock-related
   compensation.......................           --       1,829           --        --        --         --        1,829
Impact of exercise of acquisition
   carry-over options.................           --       1,413           --        --        --         --        1,413
Purchase of 5,105 shares of treasury
   stock..............................           --          --           --        --        --       (168)        (168)
Cash dividends declared, $0.60 per
   share..............................           --          --      (13,939)       --        --         --      (13,939)
Dividends paid to Gain Deferral Plan..           --          --            8       133        --         --          141
                                                ---     -------      -------     -----     -----    -------      -------
Balance at December 31, 2002..........          254     204,710      342,790       851     4,819    (51,966)     501,458
                                                ---     -------      -------     -----     -----    -------      -------
Comprehensive income:
   Net income.........................           --          --       83,433        --        --         --       83,433
   Other comprehensive income, net of
      tax:
      Unrealized holding loss during
        the year......................           --          --           --        --    (3,307)        --       (3,307)
      Reclassification adjustment of
        losses included in net income.           --          --           --        --       597         --          597
                                                ---     -------      -------     -----     -----    -------      -------
   Total comprehensive income.........           --          --       83,433        --    (2,710)        --       80,723
                                                ---     -------      -------     -----     -----    -------      -------
Exercise of 313,344 stock options and
   reissuance of treasury stock.......           --          --       (4,903)       --        --      9,017        4,114
Allocation of 33,896 treasury shares
   to deferred compensation plan......           --          --           --        --        --        820          820
Issuance of 2,826,109 and 7,489,043
   shares for acquisition of Fidelity
   Bancorp and St. Francis Bancorp,
   respectively, and conversion of
   acquired entities stock options....           77     289,577           --        --        --     73,074      362,728
Purchase of 805,00 shares of treasury
   stock..............................           --          --           --        --        --    (30,945)     (30,945)
Tax benefits from stock-related
   compensation.......................           --       1,460           --        --        --         --        1,460
Cash dividends declared, $0.72 per
   share..............................           --          --      (18,926)       --        --         --      (18,926)
Dividends paid to Gain Deferral Plan..           --          --            8       164        --                     172
                                                ---     -------      -------     -----     -----    -------      -------
Balance at December 31, 2003..........          331     495,747      402,402     1,015     2,109         --      901,604
                                                ---     -------      -------     -----     -----    -------      -------
Comprehensive income:
   Net income.........................           --          --      101,522        --        --         --      101,522
   Other comprehensive income, net of
      tax:
      Unrealized holding loss during
        the year......................           --          --           --        --    (2,904)        --       (2,904)
      Reclassification adjustment of
        gains included in net income..           --          --           --        --      (881)        --         (881)
                                                ---     -------      -------     -----     -----    -------      -------
   Total comprehensive income.........           --          --      101,522        --    (3,785)        --       97,737
                                                ---     -------      -------     -----     -----    -------      -------
Exercise of 425,282 stock options and
   reissuance of treasury stock.......           --       1,162       (7,849)       --        --     13,711        7,024
Issuance of 981,467 shares for
   acquisition of Chesterfield
   Financial Corp.....................            5      23,114           --        --        --     19,523       42,642
Purchase of 1,151,000 shares of
   treasury stock.....................           --          --           --        --        --    (49,174)     (49,174)
Tax benefits from stock-related
   compensation.......................           --       2,024           --        --        --         --        2,024
Cash dividends declared, $0.84 per
   share..............................           --          --      (27,668)       --        --         --      (27,668)
Dividends paid to Gain Deferral Plan..           --          --            1       196        --         --          197
                                                ---     -------      -------     -----     -----    -------      -------
Balance at December 31, 2004..........     $    336     522,047      468,408     1,211    (1,676)   (15,940)     974,386
                                                ===     =======      =======     =====     =====    =======      =======

          See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                         2004         2003        2002
                                                                    -------------  ----------- ----------
                                                                           (Dollars in thousands)
OPERATING ACTIVITIES:
Net income.....................................................     $  101,522        83,433      73,971
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Amortization of premiums, discounts and deferred loan fees..        (15,940)      (13,841)      5,013
   Provision for loan losses...................................          1,215            --         300
   FHLB of Chicago stock dividends.............................        (17,877)      (16,432)     (7,627)
   Net gain on sale of loans receivable........................         (9,294)      (25,948)    (16,330)
   Net gain on sale of investment and mortgage-backed
      securities...............................................         (3,308)       (9,125)     (3,105)
   Other than temporary impairment writedown on investment
      securities...............................................          1,988        10,062       2,986
   Net gain on real estate held for development or sale........         (6,657)      (11,325)     (9,717)
   Amortization and impairment (recovery) of mortgage
      servicing rights, net....................................          6,010        11,792       9,514
   Depreciation and amortization...............................         13,666         8,163       6,523
   Amortization of core deposit intangibles....................          3,002         1,732       1,649
   Deferred income tax expense.................................          7,468         6,432       8,900
   Increase (decrease) in accrued interest receivable..........         (3,720)        5,950       1,248
   Net increase (decrease) in other assets and liabilities,
      net of effects from acquisitions.........................         (9,485)        8,365     (24,193)
Loans originated and purchased for sale........................       (909,291)   (1,640,055)         --
Sale of loans originated and purchased for sale................        919,743     1,783,732   1,314,617
                                                                    ----------    ----------   ---------
   Net cash provided by operating activities...................         79,042       202,935      50,453
                                                                    ----------    ----------   ---------
INVESTING ACTIVITIES:
Loans originated and purchased for investment..................     (3,313,955)   (3,372,494) (2,361,305)
Principal repayments on loans receivable.......................      2,685,375     2,908,791   2,218,226
Principal repayments on mortgage-backed securities.............        278,184       242,594      69,355
Proceeds from maturities of investment securities  available
   for sale....................................................         90,741       106,157      88,025
Proceeds from sale of:
   Investment securities available for sale....................         48,551        53,218      67,891
   Mortgage-backed securities available for sale...............         34,470       258,956      14,822
   Real estate held for development or sale....................         21,737        34,392      30,420
   Stock in Federal Home Loan Bank of Chicago..................        125,690            --          --
Purchases of:
   Investment securities available for sale....................       (153,650)     (142,845)   (117,261)
   Mortgage-backed securities available for sale...............       (252,983)     (224,296)   (232,049)
   Stock in Federal Home Loan Bank of Chicago..................             --       (30,000)    (30,000)
   Real estate held for development or sale....................        (10,257)      (30,833)    (14,118)
   Premises and equipment......................................        (23,361)      (21,905)    (14,429)
Proceeds from acquisitions, net of cash paid...................          80,373       10,167         --
                                                                    ----------    ----------   ---------
Net cash used in investing activities..........................       (389,085)     (208,098)   (280,423)
                                                                    ----------    ----------   ---------

FINANCING ACTIVITIES:
Proceeds from:
   FHLB of Chicago advances....................................      1,207,500       430,000     460,000
   Unsecured bank term loan....................................         25,000            --          --
   Unsecured line of credit....................................         17,000        20,000          --
Repayments of:
   FHLB of Chicago advances....................................     (1,123,750)     (390,500)   (360,000)
   Unsecured bank term loan....................................             --        (6,000)     (4,000)
   Unsecured line of credit....................................        (17,000)      (10,000)    (10,000)
Net increase (decrease) in other borrowings....................        204,685       (43,718)         --
Net increase in deposits.......................................         88,640        17,724     193,630
Increase (decrease) in advances by borrowers for taxes and
   insurance...................................................          1,030       (10,539)       (784)

                       MAF BANCORP, INC. AND SUBSIDIARIES

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                         2004         2003        2002
                                                                    -------------  ----------- ----------
                                                                           (Dollars in thousands)
Proceeds from exercise of stock options........................          7,559         4,718       2,366
Purchase of treasury stock.....................................        (49,174)      (30,945)       (168)
Cash dividends paid............................................        (26,411)      (16,295)    (13,066)
                                                                    ----------    ----------   ---------
   Net cash provided by (used in) financing activities.........        335,079       (35,555)    267,978
                                                                    ----------    ----------   ---------
Increase (decrease) in cash and cash equivalents...............         25,036       (40,718)     38,008
   Cash and cash equivalents at beginning of year..............        221,962       262,680     224,672
                                                                    ----------    ----------   ---------
   Cash and cash equivalents at end of year....................     $  246,998       221,962     262,680
                                                                    ==========    ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest on deposits and borrowed funds.....................     $  140,769       131,497     171,432
   Income taxes................................................         16,419        49,431      30,774
Summary of non-cash transactions:
   Transfer of loans receivable to foreclosed real estate......          3,801         6,106       3,998
   Loans receivable swapped into mortgage-backed securities....        301,750       162,164     126,433
   Treasury stock received for withholding tax liability
      related to stock option exercises (12,224, 15,893, and
      30,033 shares)...........................................            536           605       1,175
   Treasury stock received for stock option exercises (34,143,
      30,466, and 26,292 shares)...............................          1,508         1,216          959
                                                                    ==========    ==========   =========

ACQUISITIONS:
Assets acquired................................................        352,126     2,856,688          --
Common stock issued for acquisitions...........................         42,642       362,728          --
Cash paid for purchase of stock................................        (80,034)           --          --
Cash acquired..................................................        160,407        10,167          --
                                                                    ----------    ----------   ---------
   Net cash received from acquisitions.........................     $   80,373        10,167          --
                                                                    ==========    ==========   =========

          See accompanying Notes to Consolidated Financial Statements.

                       MAF BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of MAF Bancorp, Inc. ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

     USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates most susceptible to change are in the determination of the Bank's allowance for loan losses, the valuation of mortgage servicing rights, the accounting for real estate development and the valuation and impairment of goodwill and intangibles. Actual results could differ from those estimates.

     STATEMENT OF CASH FLOWS. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

     RESTRICTIONS ON CASH. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. The Bank's reserve requirements of $15.9 million at December 31, 2004 and $15.5 million at December 31, 2003 were met with funds on deposit in a pass-through account at the Federal Home Loan Bank of Chicago as well as vault cash.

     The Bank is also required to keep a compensating balance based on the average daily remittance of checks issued for daily operating activities with a third party. This balance was $16.8 million at December 31, 2004 and $20.6 million at December 31, 2003.

     INVESTMENT AND MORTGAGE-BACKED SECURITIES. All investment and mortgage-backed securities are classified as available for sale or held to maturity. Investments and mortgage-backed securities that are categorized as available for sale are carried at fair value, with unrealized gains and losses reflected in stockholders' equity, net of tax. Held to maturity securities include mortgage-backed securities which the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost, with no recognition of unrealized gains or losses in the financial statements. Losses on securities that are deemed other-than-temporary are recognized in the statement of operations, with a new cost basis established in the statement of financial condition.

     Investments and mortgage-backed securities are adjusted for amortization of premiums, accretion of discounts, and the amortization of purchase accounting adjustments to the earlier of call or maturity, or in the case of mortgage-related securities, over the estimated life of the security using the level-yield method. Gains and losses on sales of investment securities, mortgage-backed securities, and equity securities are determined using the specific identification method.

     The Bank executes "swap" transactions with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") to exchange whole mortgage loans originated by the Bank for mortgage-backed securities guaranteed by the agencies, for which the Bank pays a guarantee fee.

     LOANS RECEIVABLE HELD FOR SALE. The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans that it originates mainly to GSEs such as Fannie Mae and Freddie Mac. The Bank sells various loans, with recourse, to the Federal Home Loan Bank Mortgage Partnership Program ("MPF") in which it retains a limited and specified level of credit risk. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and are carried at the lower of cost, adjusted for applicable deferred loan fees or expenses, or estimated market value in the aggregate.

     The Bank enters into forward commitments, primarily with Fannie Mae, to sell mortgage loans originated by the Bank at a specific time and specific price in the future. Loans subject to forward sales

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are classified as held for sale. Unrealized losses, if any, on forward commitments are included in gain on sale of mortgage loans in the period the loans are committed.

     LOANS RECEIVABLE. Loans receivable are stated at unpaid principal balances less unearned discounts, deferred loan origination fees and costs, loans in process and the allowance for loan losses.

     Loan fees and certain direct loan origination costs are deferred at origination, and the net deferred fee or cost is recognized as an adjustment to yield using the level-yield method over the contractual life of the loans. Discounts on loans receivable are amortized to interest income using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Purchase accounting premiums or discounts are amortized over the contractual term of loans receivable acquired, adjusted for anticipated prepayments, using the level-yield method.

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

     The Bank considers a loan impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $1.0 million) and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the volume and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one- to four-family residential loans, consumer loans, smaller multi-family residential loans, and land loans. Impairment for loans considered individually significant, as well as commercial real estate and commercial business loans, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is increased by charges to operations and decreased by charge-offs, net of recoveries. In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and
(4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. Larger loans, typically secured by commercial real estate, that exhibit probable or observed credit weaknesses are subject to individual review. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments using information available to them at the time of their examination. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb probable losses in the loan portfolio.

     FORECLOSED REAL ESTATE. Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of carrying value or fair value less the estimated cost to dispose at the date of foreclosure, establishing a new cost basis. Management periodically performs valuations and an allowance for loss is established if the carrying value of a property exceeds its estimated fair value less cost to dispose. At December 31, 2004 and 2003 all foreclosed real estate properties are one- to four-family residences.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     REAL ESTATE HELD FOR DEVELOPMENT OR SALE. Real estate properties held for development or sale, are carried at the lower of cost, including capitalized holding costs, or net realizable value. Gains and losses on individual lot sales in a particular development are based on cash received less the estimated cost of sales per lot. Cost of sales per lot is calculated as the current investment in the particular development unit plus anticipated costs to complete the development unit, which includes capitalized interest, divided by the total number of lots to be sold in the unit. Periodic reviews are made as to a development's estimated costs to complete. The change in lot sale profits on past sales that results from changes in estimated costs is recognized in the period of change as either a charge or an addition to income from real estate operations. Included in earnings is a calculation of interest income, which is recognized as a contra expense, representing the interest cost for funds that would normally be invested in interest-earning assets, but is instead consumed as capital in developing a land development project. This interest cost is included in the total cost of the project.

     PREMISES AND EQUIPMENT. Land is carried at cost. Buildings, leasehold improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Purchase of premises and equipment are recorded at market value for business acquisitions. Buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the life of the leasehold improvement or the term of the related lease.

     AFFORDABLE HOUSING INVESTMENTS. Affordable housing investments included in other assets represent multi-family rental properties (affordable housing projects) in which a subsidiary of the Company has investor interests. The financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company's financial statements. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. The operations of the properties tend to generate an aggregate net loss before income taxes, but contribute income tax credits, which lowers the Company's effective tax rate. Once established, the credits on each property last for ten years and reduce the consolidated federal tax liability of the Company. The Company is obligated to keep the projects' low-rent structure in place for a period of time after the ten-year tax credit period.

     PREMIUMS ON DEPOSITS AND BORROWINGS. Amortization of purchase accounting adjustments on deposits and borrowings are amortized using the level-yield method over the estimated term to maturity.

     GOODWILL AND INTANGIBLES. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations or branch acquisitions. Core deposit intangibles represent the value assigned to the core deposit base acquired. The valuation techniques we use to determine the carrying value of tangible and intangible assets and liabilities acquired in acquisitions and the estimated lives of the identifiable intangible assets involve a number of subjective judgments such as estimates for discount rates, projected future cash flows and time period of useful lives, all of which are susceptible to change based on changes in economic conditions and other factors.

     Both goodwill and core deposit intangibles are recognized as a result of the purchase method of accounting for business combinations. Core deposit intangibles have finite lives and are amortized on an accelerated basis to expense over the estimated life of the core deposit which approximates ten years.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 147 "Acquisitions of Certain Financial Institutions" effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


be recognized as an expense in the period of impairment. The most recent evaluation was completed as of May 31, 2004. No impairment was deemed necessary as a result of the Company's analysis.

     SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," to remove the acquisition of financial institutions from the scope of that statement and provides guidance on the accounting for the impairment or disposal of acquired long term customer relationship intangible assets. SFAS No. 147 requires acquisitions of financial institutions that meet the definition of a business combination to be accounted for in accordance with SFAS Nos. 141 and 142. The provisions were effective on October 1, 2002. Adoption of Statement No. 147 required restatement of earnings for each quarter since adoption of SFAS No. 142. The Company adopted SFAS No. 147 on October 1, 2002 and earnings for each of the first three quarters of 2002 were restated by approximately $163,000 (pre-tax) to eliminate goodwill amortization on branch acquisitions.

     MORTGAGE SERVICING RIGHTS. Mortgage servicing rights are initially capitalized upon acquisition, based upon their estimated value, and are subsequently amortized over the estimated life of the loan servicing income stream, using the level-yield method. The estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and escrow funds with the Bank for the payment of taxes and insurance. The balance of mortgage servicing rights is included in the consolidated statement of financial condition in intangible assets. The Bank conducts periodic impairment analyses by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, ancillary income, and the cost to service such loans. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The Bank stratifies loans by interest rate, maturity, and whether the loans are fixed or adjustable rate. A valuation allowance is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its estimated fair value.

     INCOME TAXES. The Company and its subsidiaries file a consolidated federal income tax return, except for MAF Realty Co., L.L.C.- IV, a REIT, which is required to file a separate federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to "temporary differences" and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance shall be established against such asset.

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

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     SEGMENTS. The Company uses the management approach for determining segment reporting. Based on the management approach, the Company operates two separate lines of business, banking and land development operations.

     STOCK OPTION AND EQUITY-BASED PLANS. The Company has various stock-based compensation plans pursuant to which stock options and other equity-based awards have been granted.

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost (except on restricted stock unit awards) has been recognized for stock options granted under its plans. The Company anticipates adopting the fair value method of expense recognition as of July 1, 2005, in accordance with SFAS No. 123R, "Share-Based Payment," which is effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. Had the Company elected to record compensation expense for stock option grants based on the fair value at the grant dates for stock option awards under those plans consistent with the method of SFAS No. 148, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below:

                                                                          YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       2004        2003       2002
                                                                     --------    --------   --------
                                                                      (Dollars in thousands, except
                                                                             per share data)
Net income
   As reported..................................................     $ 101,522     83,433    73,971
   Deduct: total stock option employee compensation expense
      determined under fair value-based method for all awards,
      net of related tax effects................................         6,805      4,075     2,845
                                                                       -------    -------    ------
   Pro-forma....................................................     $  94,717     79,358    71,126
                                                                       =======    =======    ======
Basic earnings per share
   As reported..................................................     $    3.09       3.35      3.19
   Pro-forma....................................................          2.88       3.18      3.07
Diluted earnings per share
   As reported..................................................          3.01       3.26      3.11
   Pro-forma....................................................          2.88       3.18      3.07
                                                                       =======    =======    ======

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2004, 2003, and 2002, respectively: dividend yield of 1.88%, 1.73% and 1.75%; expected volatility of 25.91%, 26.57%, and 26.56%; risk-free interest rates of 4.20%, 3.86%, and 3.44%; expected life of 7.5 years for each period.

     EARNINGS PER SHARE. Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are considered in the earnings per share calculations only if dilutive, and are the only adjustments made to average shares outstanding in computing diluted earnings per share. Anti-dilutive stock options not included in the computation of diluted earnings per share were 393,750, 317,700 and 577,021, at December 31, 2004, 2003 and 2002, respectively.


                              YEAR ENDED DECEMBER 31, 2004     YEAR ENDED DECEMBER 31, 2003      YEAR ENDED DECEMBER 31, 2002
                           --------------------------------- -------------------------------- ----------------------------------
                                                       PER                               PER                               PER
                             INCOME        SHARES     SHARE    INCOME        SHARES     SHARE    INCOME       SHARES      SHARE
                           (NUMERATOR) (DENOMINATOR)  AMOUNT (NUMERATOR) (DENOMINATOR)  AMOUNT (NUMERATOR) (DENOMINATOR)  AMOUNT
                           ----------- -------------  ------ ----------  -------------  ------ -----------  ------------  ------
                                                         (Dollars in thousands, except share data)
Basic earnings per
   share:
  Income available to
     common
     shareholders.....     $ 101,522   32,897,164   $  3.09  $ 83,433   24,920,150     $ 3.35    $ 73,971  23,162,422    $ 3.19
                                                       ====                              ====                              ====
Effect of dilutive
   securities-
Stock options.........                    809,405                          672,595                            585,989
                                       ----------                       ----------                          ---------
Diluted earnings per
   share:
  Income available to
     common
     shareholders
     plus assumed
     conversions......     $ 101,522   33,706,569   $  3.01  $ 83,433   25,592,745     $ 3.26    $ 73,971  23,748,411    $ 3.11
                             =======   ==========     =====   =======   ==========       ====      ======  ==========       ===

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2. BUSINESS COMBINATIONS

     On March 31, 2003, the Company purchased a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involved the purchase of approximately $8.5 million in deposits and the assumption of the lease for the branch facility.

     On July 21, 2003, the Company acquired Fidelity Bancorp, Inc. in an all-stock transaction, valued at $115 million. A total of 2,826,109 shares of common stock were issued. Goodwill and core deposit intangibles of $44.8 million were recorded in the transaction. In connection with the merger, Fidelity's bank subsidiary, Fidelity Federal Savings Bank, was merged into the Bank. The merger provided five additional branch locations in the Chicago area. At acquisition date, Fidelity had assets of $612.9 million, deposits of $434.6 million and stockholders' equity of $59.6 million.

     On December 1, 2003 the Company acquired St. Francis Capital Corporation in an all-stock transaction, valued at $358 million. A total of 7,489,043 shares of common stock were issued, $16.2 million was paid out for stock option cancellations, and $131.2 million of goodwill and core deposit intangibles were generated in the transaction. The merger gave the Company 23 branch offices in the Milwaukee, Wisconsin area. In connection with the merger, St. Francis's bank subsidiary, St. Francis Bank, was merged into the Bank. At acquisition date, St. Francis had assets of $2.19 billion, deposits of $1.29 billion, and stockholders' equity of $191.1 million.

     On October 31, 2004, the Company acquired Chesterfield Financial Corp. in a transaction valued at $128.4 million and payable 65% in cash and 35% in MAF common stock. The aggregate transaction value, including stock options, totaled approximately $128.4 million, represented by $85.7 million in cash and approximately 982,000 shares of MAF Bancorp common stock. Goodwill and core deposit intangibles of $45.9 million were generated in the transaction. The merger provided three additional branch locations in the Chicago area. At acquisition date, Chesterfield had assets of $354.2 million, deposits of $270.7 million and stockholders' equity of $73.3 million.

3.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale are summarized below:

                                     DECEMBER 31, 2004                     DECEMBER 31, 2003
                             -----------------------------------   -----------------------------------
                                              GROSS                                GROSS
                                            UNREALIZED                           UNREALIZED
                              AMORTIZED   ---------------   FAIR    AMORTIZED  --------------   FAIR
                                COST      GAINS    LOSSES  VALUE      COST     GAINS   LOSSES   VALUE
                             ----------   -----    ------ -------  ----------  ------  ------  -------
                                                        (Dollars in thousands)
U.S. Government securities.  $ 128,020     291     (529)  127,782  $ 154,287   1,424    (279)  155,432
U.S. Agency securities.....    155,511     116     (756)  154,871     73,547     134    (187)   73,494
Asset-backed securities....     19,949      41       (2)   19,988     47,067   1,939  (1,268)   47,738
Corporate debt securities..      7,208     112        -     7,320      7,683     126       -     7,809
Bank trust preferred
   securities..............     61,339     595       (6)   61,928     62,330     381     (43)   62,668
GSE preferred stock........     17,167     153     (250)   17,070     19,242     438  (1,487)   18,193
                               -------   -----   ------   -------    -------   -----  ------   -------
                             $ 389,194   1,308   (1,543)  388,959  $ 364,156   4,442  (3,264)  365,334
                               =======   =====   ======   =======    =======   =====  ======   =======

     The Company did not have any investment securities classified as held to maturity or trading at December 31, 2004 or December 31, 2003.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The amortized cost and fair value of securities at December 31, 2004, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations without penalty. At December 31, 2004, the Company had $245.3 million of investment securities with call options, of which $180.0 million were callable within one year.


                                  AMORTIZED      FAIR
                                    COST         VALUE
                                 ----------    ---------
                                  (Dollars in thousands)
Debt securities:
   Under one year...........     $   15,299       15,349
   Over 1 to 5 years........        269,337      268,439
   Over 5 to 10 years.......              -            -
   Over 10 years............         67,442       68,113
                                    -------      -------
      Total debt securities.        352,078      351,901
Asset-backed securities.....         19,949       19,988
GSE preferred stock.........         17,167       17,070
                                    -------      -------
      Total investment
        securities..........     $  389,194      388,959
                                    =======      =======

     Activity in the sales of investment securities available for sale is as follows:

                                       YEAR ENDED DECEMBER 31,
                                     ------------------------------
                                      2004        2003       2002
                                     -------    -------    -------
                                         (Dollars in thousands)

Total proceeds on sale.........     $ 48,551     53,218     67,891
                                      ======     ======     ======
Gross realized gains...........     $  3,475      3,451      3,176
Gross realized losses..........         (665)      (332)      (110)
                                       -----     ------      -----
Net gain on sale...............        2,810      3,119      3,066
Losses deemed
   other-than-temporary........       (1,988)   (10,062)    (2,986)
                                       -----     ------      -----
Net gain (loss)................     $    822     (6,943)        80
                                       =====     ======      =====

     During 2004, the Company recorded a $2.0 million other-than-temporary impairment writedown on two Freddie Mac floating rate preferred stock securities with an aggregate carrying value of $8.8 million. The Company recorded the writedown in accordance with U.S. generally accepted according principles, because the current yield on these securities is below market interest rates, the fair value has been below cost for an extended period, and a recovery in fair value is not assumed within a reasonably short period of time. During 2003, the Company wrote down a $9.3 million floating-rate debt security by $6.9 million due to insufficient cash flow underlying the repayment of the security. This security was collateralized by various aircraft assets and leases. Another $7.4 million floating-rate security collateralized debt obligation which was secured by various high yield debt securities was written down by $3.1 million during 2003. The charge of $3.0 million taken in 2002 related to a third $8.5 million floating-rate security that was in default following its maturity in December 2002. This security was collateralized by various aircraft leased to a major carrier that filed bankruptcy in the fourth quarter of 2002. These three securities were sold in 2004 at a gain of $2.7 million.

     The following table discloses the securities in the Company's investment portfolio that have unrealized losses aggregated by each category of investment as of December 31, 2004:

                                            AGGREGATE UNREALIZED LOSSES ON INVESTMENT SECURITIES
                                   --------------------------------------------------------------------
                                      LESS THAN 12 MONTHS    12 MONTHS OR LONGER         TOTAL
                                   -----------------------  --------------------- ---------------------
                                     FAIR       UNREALIZED   FAIR     UNREALIZED    FAIR      UNREALIZED
  DESCRIPTION OF SECURITIES          VALUE       LOSSES      VALUE      LOSSES      VALUE       LOSSES
------------------------------     ----------   ----------  --------  ----------  -------     ----------
                                                            (Dollars in thousands)
U.S. Government securities....     $   73,058      (404)    4,875       (125)      77,933       (529)
U.S. Agency securities........        117,008      (756)       --         --      117,008       (756)
Asset-backed securities.......          3,676        (2)       --         --        3,676         (2)
Bank trust  preferred
   securities.................          4,994        (6)       --         --        4,994         (6)
GSE preferred stock...........          9,750      (250)       --         --        9,750       (250)
                                      -------    ------     -----       ----      -------     ------
                                    $ 208,486    (1,418)    4,875       (125)     213,361     (1,543)
                                      =======    ======     =====       ====      =======     ======

     Because the securities in the investment portfolio are classified as available for sale, and carried at fair value with unrealized losses, net of related tax effects, recorded in stockholders' equity, any charge to earnings in the future if the securities would be deemed by management to be other-than-temporarily impaired would not be expected to have a significant impact on stockholders' equity at December 31,

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2004. None of the unrealized losses are related to credit deterioration. The Bank has the ability and intent to hold these securities until market values recover.

4. MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE OR HELD TO MATURITY

     Mortgage-backed securities available for sale and held to maturity are summarized below:

                                   DECEMBER 31, 2004                     DECEMBER 31, 2003
                           -----------------------------------   -----------------------------------
                                            GROSS                                GROSS
                                          UNREALIZED                           UNREALIZED
                            AMORTIZED  ---------------   FAIR    AMORTIZED  ----------------   FAIR
                              COST     GAINS   LOSSES   VALUE      COST     GAINS    LOSSES    VALUE
                           ----------  -----  -------- -------  ----------  ------  --------  -------
                                                      (Dollars in thousands)
Available for sale:
Pass-through
   certificates:
   Fannie Mae.........     $ 231,300   1,054  (1,197)   231,157   287,884    1,793     (479)   289,198
   Freddie Mac........        45,933     425    (170)    46,188    50,471      848       (7)    51,312
   Other..............        20,594      59    (174)    20,479    24,965      147     (121)    24,991
Collateralized
  mortgage obligations:
   Agency CMOs........       511,917     489  (2,197)   510,209   454,993    1,115   (1,373)   454,735
   Private issue CMOs..      140,910     115    (890)   140,135   151,398      435     (100)   151,733
                             -------   -----  ------    -------   -------    -----   ------    -------
                           $ 950,654   2,142  (4,628)   948,168   969,711    4,338   (2,080)   971,969
                             =======   =====  ======    =======   =======    =====   ======    =======
Held to maturity:
Fannie Mae
   pass-through
   certificates.........   $ 245,021      --    (406)   244,615        --       --       --         --
                             =======   =====  ======    =======   =======    =====   ======    =======

     During the years ended December 31, 2004, and 2003, the Bank swapped $49.0 million, and $76.9 million, respectively, of primarily fixed-rate loans it originated into mortgage-backed securities which were sold in the same period. Additionally, in 2004 and 2003 the Bank swapped $252.8 million and $85.3 million, respectively, of fixed-rate loans into mortgage-backed securities that were added to the held to maturity portfolio. Included in mortgage-backed securities held to maturity at December 31, 2004 are $245.1 million of loans originated by the Bank.

         Activity in the sales of mortgage-backed securities available for sale is as follows:

                                          YEAR ENDED DECEMBER 31,
                                       -----------------------------
                                         2004       2003       2002
                                       ---------  --------   -------
                                          (Dollars in thousands)
Total proceeds on sale...........      $ 34,470    258,956    14,822
                                         ======    =======    ======
Gross realized gains.............      $    500      6,006        39
Gross realized losses............            --         --        --
                                         ------    -------    ------
Net gain.........................      $    500      6,006        39
                                         ======    =======    ======

     The following table discloses the securities in the Company's available for sale portfolio that have unrealized losses aggregated by each category of investment as of December 31, 2004:

                                         AGGREGATE UNREALIZED LOSSES ON MORTGAGE-BACKED SECURITIES
                                   --------------------------------------------------------------------
                                      LESS THAN 12 MONTHS    12 MONTHS OR LONGER         TOTAL
                                   -----------------------  --------------------- ---------------------
                                     FAIR       UNREALIZED   FAIR     UNREALIZED    FAIR      UNREALIZED
  DESCRIPTION OF SECURITIES          VALUE       LOSSES      VALUE      LOSSES      VALUE       LOSSES
------------------------------     ----------   ----------  --------  ----------  -------     ----------
                                                        (Dollars in thousands)
Pass-through certificates:
   Fannie Mae................     $ 135,898       (895)      8,735        (302)    144,633      (1,197)
   Freddie Mac...............        13,041       (170)         --          --      13,041        (170)
   Other.....................        15,335       (174)         --          --      15,335        (174)
                                    -------     ------       -----      ------     -------      ------
                                    164,274     (1,239)      8,735        (302)    173,009      (1,541)
                                    -------     ------       -----      ------     -------      ------
Collateralized mortgage
   obligations:
   Agency CMOs...............       298,118     (1,615)     39,599        (582)    337,717      (2,197)
   Private issue CMOs........        81,125       (649)     14,016        (241)     95,141        (890)
                                    -------     ------       -----      ------     -------      ------
                                    379,243     (2,264)     53,615        (823)    432,858      (3,087)
                                    -------     ------       -----      ------     -------      ------
                                  $ 543,517     (3,503)     62,350      (1,125)    605,867      (4,628)
                                    =======     ======       =====      ======     =======      ======

     Because the securities identified in the table above are classified as available for sale, and carried at fair value with unrealized losses, net of related tax effects, recorded in stockholders' equity, any charge to earnings in the future if the securities would be deemed by management to be other-than-temporarily impaired would not be expected to have a significant impact on stockholders' equity. None of the unrealized losses is related to credit deterioration. The Bank has the ability and intent to hold these securities until market values recover.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5. LOANS RECEIVABLE HELD FOR SALE

     The Bank classifies loan originations that it intends to sell in the secondary market as held for sale at the time of origination. At December 31, 2004 the Bank had $37.6 million of fixed-rate loans with a weighted average rate of 5.70% and $1.9 million of adjustable-rate loans with a weighted average rate of 4.93% classified as held for sale. At December 31, 2003 the Bank had $44.5 million of fixed-rate loans with a weighted average rate of 6.00% classified as held for sale.

6.  LOANS RECEIVABLE

    Loans receivable are summarized as follows:

                                                             DECEMBER 31,
                                                     -------------------------
                                                          2004         2003
                                                     -------------  ----------
                                                        (Dollars in thousands)
One- to four-family................................. $ 4,024,322   $ 3,924,965
Equity lines of credit..............................   1,276,647       898,452
Home equity loans...................................      55,136        67,119
Multi-family........................................     647,382       621,255
Commercial..........................................     505,214       521,438
 Construction.......................................     164,995       127,525
 Land...............................................      64,765        75,012
                                                       ---------     ---------
Consumer loans......................................       7,650        38,238
Commercial business loans...........................     147,345       128,266
                                                       ---------     ---------
      Total loans receivable........................   6,893,456     6,402,270
Less:
   Loans in process.................................      34,143        59,733
   Unearned discounts, premiums
    and deferred loan fees, net.....................     (19,201)      (16,614)
                                                       ---------     ---------
Loans receivable, net............................... $ 6,878,514   $ 6,359,151
                                                       =========     =========

     Adjustable-rate loans included in loans receivable totaled $5.47 billion at December 31, 2004 and $4.64 billion at December 31, 2003.

     ALLOWANCE FOR LOAN LOSSES. Activity in the allowance for loan losses is summarized as follows for the years indicated:

                                       YEAR ENDED DECEMBER 31,
                                   -------------------------------
                                     2004       2003        2002
                                   --------   --------    --------
                                         (Dollars in thousands)

Balance at beginning of year..     $ 34,555     19,483     19,607
Provision for loan losses.....        1,215         --        300
Balance acquired in
   acquisitions...............        1,297     15,371         --
Charge-offs...................       (1,091)      (369)      (617)

Recoveries....................          279         70        193
                                     ------     ------     ------
Balance at end of year........     $ 36,255     34,555     19,483
                                     ======     ======     ======

     At December 31, 2004, 2003 and 2002, the Bank had $31.5 million, $32.8 million and $25.4 million, respectively, in loans that were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $1.4 million for each of the years ended December 31, 2004, 2003 and 2002, respectively, had these loans been accruing under their contractual terms. Interest income recognized on non-accrual loans and included in interest income was $630,000, $718,000 and $562,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004 and 2003, there were no commitments to lend additional funds to borrowers whose loans were determined to be non-performing. At December 31, 2004 and 2003, the Company had $3.4 million and $2.6 million of impaired loans, respectively. There were no specific reserves established for these loans. The average balance of impaired loans for 2004 and 2003 was $2.7 million and $1.8 million, respectively.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7. ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:

                                                    DECEMBER 31,
                                                -------------------
                                                  2004        2003
                                                --------    -------
                                               (Dollars in thousands)

Investment securities available for sale..     $  3,768       3,319
Mortgage-backed securities available
   for sale...............................        3,379       3,544
Mortgage-backed securities held to
   maturity...............................          933          --
Loans receivable..........................       28,998      26,780
Reserve for uncollected interest on loans
   receivable.............................       (2,190)     (2,475)
                                                 ------      ------
                                               $ 34,888      31,168
                                                 ======      ======

8.  REAL ESTATE HELD FOR DEVELOPMENT OR SALE

     The carrying value of the Company's investment in real estate held for development or sale by project is as follows:



                                          DECEMBER 31,
                                      -------------------
                                        2004        2003
                                      --------    -------
                                     (Dollars in thousands)

Springbank of Plainfield.........     $ 34,654    26,411
Tallgrass of Naperville..........          216     2,231
Shenandoah.......................          221     3,451
                                        ------    ------
                                      $ 35,091    32,093
                                        ======    ======

     Income from real estate operations by project for the years indicated is as follows:

                                      YEAR ENDED DECEMBER 31,
                                     ------------------------
                                      2004     2003     2002
                                     ------   ------   ------
                                     (Dollars in thousands)

Shenandoah.....................     $ 5,022    6,182      147
Tallgrass of Naperville........       1,635    5,143    9,570
                                      -----    -----    -----
                                    $ 6,657   11,325    9,717
                                      =====   ======    =====

     Interest capitalized to real estate held for development or sale amounted to $8,000, $-0- and $96,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

9. PREMISES AND EQUIPMENT

   Premises and equipment are summarized as follows:

                                        ESTIMATED      DECEMBER 31,
                                         USEFUL    ---------------------
                                          LIFE        2004        2003
                                        ---------  ----------  ---------
                                            (Dollars in thousands)
Land...................................            $  30,368     23,249

Office buildings....................... 10-50 years   69,080     64,081

Furniture, fixtures and equipment...... 1-20 years    55,780     47,565

Computer equipment..................... 2-10 years    14,257      9,917

Leasehold improvements................. 1-27 years    16,573     12,751
                                                     -------    -------
   Total premises and equipment,
     at cost...........................              186,058    157,563
Less: accumulated depreciation
   and amortization....................              (45,160)   (34,746)
                                                     -------    -------
                                                   $ 140,898    122,817
                                                     =======    =======

     Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense, totaled $13.7 million, $8.2 million and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Occupancy expense is reduced by rental income from leased premises totaling $982,000, $1.0 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The Bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 2004, 2003 and 2002, was $8.2 million, $3.6 million, and $2.6 million, respectively. The projected minimum rentals under existing leases as of December 31, 2004 is as follows (in thousands):


                                                  YEAR ENDED
                                                 DECEMBER 31,
                                                 -----------
                    2005...................      $  7,900
                    2006...................         7,500
                    2007...................         7,200
                    2008...................         7,100
                    2009...................         6,800
                    2010 and thereafter....        62,500

10.  GOODWILL AND INTANGIBLES

     The changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2004 and 2003 are as follows:

                                                            LAND
                                               BANKING   DEVELOPMENT    TOTAL
                                              ---------  -----------   --------
                                                   (Dollars in thousands)

Balance at December 31, 2002...............   $  94,796         --   $  94,796
   Addition related to Umbrella acquisition         587         --         587
   Addition related to Fidelity acquisition      43,265         --      43,265
   Addition related to St. Francis
      acquisition..........................     124,312         --     124,312
   Adjustments related to prior
      acquisitions.........................        (472)        --        (472)
                                                -------     ------     -------
Balance at December 31, 2003...............     262,488         --     262,488
                                                -------     ------     -------
   Addition related to Chesterfield
      acquisition..........................      43,922         --      43,922
   Adjustments related to prior
      acquisitions.........................      (1,244)        --      (1,244)
                                                -------     ------     -------
Balance at December 31, 2004...............   $ 305,166         --   $ 305,166
                                                =======     ======     =======

     The changes in the carrying amount of intangibles for the years ended December 31, 2004 and 2003 are as follows:


                                        CORE      MORTGAGE
                                       DEPOSIT    SERVICING
                                     INTANGIBLES    RIGHTS       TOTAL
                                     -----------  ---------    ---------
                                            (Dollars in thousands)

Balance at December 31, 2002.....  $    7,170      12,960       20,130
Additions........................       8,623      22,960       31,583
Amortization expense.............      (1,732)    (12,922)     (14,654)
Valuation allowance recovery,
   net...........................          --       1,130        1,130
                                       ------      ------       ------
Balance at December 31, 2003.....      14,061      24,128       38,189
                                       ------      ------       ------
Additions........................       2,007       7,683        9,690
Amortization expense.............      (3,002)     (8,186)     (11,188)
Valuation allowance recovery,
   net...........................          --       2,072        2,072
                                       ------      ------       ------
Balance at December 31, 2004.....    $ 13,066      25,697       38,763
                                       ======      ======       ======

     The following is a summary of intangible assets subject to amortization:

                         AS OF DECEMBER 31, 2004     AS OF DECEMBER 31, 2003
                        -------------------------   -------------------------
                         GROSS                       GROSS
                        CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                         AMOUNT    AMORTIZATION      AMOUNT     AMORTIZATION
                        --------   ------------     --------    ------------
                                     (Dollars in thousands)

Core deposit
   intangibles......... $ 26,577      (13,511)        24,570      (10,509)
Mortgage servicing
   rights(1)...........   31,890       (6,193)        26,988       (2,860)
                          ------     --------         ------      -------
   Total............... $ 58,467      (19,704)        51,558      (13,369)
                          ======      =======         ======      =======

------------------
(1) The gross carrying amounts at December 31, 2004 and 2003 are net of impairment reserves of $171,000 and $2.2 million respectively.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Amortization expense for core deposit intangibles and mortgage servicing rights for the year ended December 31, 2004 and estimates for the five years thereafter are as follows. These estimates relate to the carrying value of the Bank's core deposit intangibles and mortgage servicing rights as of December 31, 2004.


                                                     CORE       MORTGAGE
                                                    DEPOSIT     SERVICING
                                                  INTANGIBLES    RIGHTS
                                                  -----------  ---------
                                                   (Dollars in thousands)

Aggregate Amortization Expense:
   For the Year ended December 31, 2004.......... $ 3,002        8,186
Estimated Amortization Expense:
   For the Year Ended December 31, 2005..........   2,900        5,200
   For the Year Ended December 31, 2006..........   2,200        4,200
   For the Year Ended December 31, 2007..........   1,600        3,800
   For the Year Ended December 31, 2008..........   1,400        3,500
   For the Year Ended December 31, 2009..........   1,200        3,200

     LOAN SERVICING AND MORTGAGE SERVICING RIGHTS. The Bank services loans for the benefit of others pursuant to loan servicing agreements. Under these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are not included in the accompanying consolidated statement of financial condition. The unpaid principal balances of these loans were $3.64 billion, $3.33 billion and $2.02 billion, at December 31, 2004, 2003 and 2002, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $47.2 million and $40.0 million at December 31, 2004 and 2003, respectively.

11. DEPOSITS

     The following table is a summary of the Company's deposits at December 31, 2004 and 2003. The weighted average rates are contractual rates and are not adjusted for the effect of purchase accounting adjustments. The unamortized premium was created as part of the purchase accounting adjustments in the acquisitions of Chesterfield, Fidelity, St. Francis and Mid Town to mark the deposits to fair value.

                                   DECEMBER 31, 2004              DECEMBER 31, 2003
                              -----------------------------   -----------------------------
                                                   WEIGHTED                        WEIGHTED
                                            % OF   AVERAGE                  % OF   AVERAGE
                                AMOUNT     TOTAL     RATE      AMOUNT      TOTAL    RATE
                              ----------  -------  --------   --------    -------  --------
                                                (Dollars in thousands)
Commercial checking.....     $   239,249     4.0%       --  $   216,489      3.9%       --
Non-interest bearing
   checking.............         250,569     4.2        --      218,446      3.9        --
Interest bearing
   checking.............         972,009    16.4        .94     555,675     10.0       .42
Commercial money markets          64,810     1.1       1.34      19,512       .3       .28
Money markets...........         611,507    10.3        .97     885,216     15.9       .79
Passbooks...............       1,399,099    23.6        .57   1,353,881     24.2       .66
                               ---------   -----     ------   ---------    -----     -----
                               3,537,243    59.6        .68   3,249,219     58.2       .56
                               ---------   -----     ------   ---------    -----     -----
Certificate accounts:
   Up to 1.99%..........         653,304    11.0       1.74   1,056,024     19.0      1.44
   2.00% to 2.99%.......       1,100,135    18.5       2.46     479,922      8.6      2.54
   3.00% to 3.99%.......         394,822     6.7       3.42     433,245      7.8      3.48
   4.00% and greater....         247,344     4.2       4.77     354,534      6.3      4.76
                               ---------   -----     ------   ---------    -----     -----
                               2,395,605    40.4       2.66   2,323,725     41.7      2.55
                               ---------   -----     ------   ---------    -----     -----
Unamortized premium.....           2,860      --         --       7,511       .1        --
                               ---------   -----     ------   ---------    -----     -----
   Total deposits.......     $ 5,935,708   100.0%      1.48%$ 5,580,455    100.0%     1.39%
                               =========   =====     ======   =========   ======    ======

     The aggregate amount of certificates of deposit with denominations of $100,000 or greater (jumbo certificates) was $533.3 million and $536.4 million at December 31, 2004 and 2003, respectively.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Scheduled maturities of certificate accounts at December 31, 2004 are as follows (in thousands):

                12 months or less.........    $ 1,667,053
                13 to 24 months...........        469,969
                25 to 36 months...........        134,475
                Over 36 months............        124,108
                                                ---------
                                              $ 2,395,605
                                                =========

     The certificate of deposit categories above include $5.0 million of brokered deposits at December 31, 2004, which consists of one brokered CD. At December 31, 2004, the original maturity of the brokered certificate was 3.0 years. There are three months remaining to the maturity and the interest rate is 4.30%.

     Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                   YEAR ENDED DECEMBER 31,
                                 ---------------------------
                                   2004      2003      2002
                                 --------  --------  -------
                                  (Dollars in thousands)

Interest-bearing checking..     $  6,960     2,441    2,732
Money markets..............        6,099     5,505    9,006
Passbooks..................        7,970     9,276   15,733
Certificates...............       52,843    43,789   63,492
                                  ------    ------   ------
                                $ 73,872    61,011   90,963
                                  ======    ======   ======

     At December 31, 2004, U.S. Treasury Notes, Freddie Mac and Fannie Mae mortgage-backed securities, as well as mortgage loans with an aggregate carrying value of $46.5 million and fair value of $46.1 million, were pledged as collateral for certain jumbo certificates.

12.  BORROWED FUNDS

     The following table is a summary of the Company's borrowed funds at December 31, 2004 and 2003. The weighted average rates are contractual rates and are not adjusted for the effect of purchase accounting adjustments. The unamortized premium was created as part of the purchase accounting adjustments in the acquisitions of Fidelity and St. Francis to mark the borrowings to fair value.


                                               DECEMBER 31, 2004             DECEMBER 31, 2003
                                      ----------------------------------- ----------------------
                                        INTEREST     WEIGHTED              WEIGHTED
                                         RATE        AVERAGE               AVERAGE
                                         RANGE        RATE        AMOUNT     RATE       AMOUNT
                                      ------------   --------  ----------  --------- ------------
                                                    (Dollars in thousands)
Fixed-rate advances from FHLB due:
   Within 1 year...............       2.24% - 7.20%    5.34%  $  613,125    5.32%  $  390,000
   1 to 2 years................       1.83 -  6.82     3.56      560,000    5.34      619,375
   2 to 3 years................       3.23 -  3.89     3.57      210,000    4.30      210,000
   3 to 4 years................       2.49 -  5.86     4.78      425,000    3.82      150,000
   4 to 5 years................       2.54 -  5.86     4.67       75,000    4.90      375,000
   5 to 6 years................       2.77 -  5.42     3.65      105,000    4.67       75,000
   6 to 7 years................                 --       --           --    3.65      105,000
                                      ------------     ----    ---------    ----    ---------
      Total fixed rate advances       1.83 -  7.20     4.42    1,988,125    4.90    1,924,375
Adjustable-rate advances from
   FHLB due:
   Within 1 year...............       2.16 -  2.31     2.23      100,000    1.16       30,000
   1 to 2 years................       2.17 -  2.63     2.40      100,000    1.19      100,000
   2 to 3 years................                 --       --           --    1.21       50,000
                                      ------------     ----    ---------    ----    ---------
      Total adjustable rate
        advances...............       2.16  - 2.63     2.32      200,000    1.19      180,000
                                      ------------     ----    ---------    ----    ---------
      Total advances from FHLB.       1.83% - 7.20%    4.22    2,188,125    4.58    2,104,375
                                      ============     ----    ---------    ----    ---------
Unsecured term bank loan.......                        3.29       70,000    2.26       45,000
Unsecured line of credit.......                        3.43       10,000    2.17       10,000
Other borrowings...............                        2.35      325,662    1.55      120,977
Unamortized premium............                          --        6,880      --       19,075
                                                       ----     ---------   ----     --------
      Total borrowed funds.....                        3.96%  $ 2,600,667   4.36% $ 2,299,427
                                                       ====     =========   ====    =========

     FEDERAL HOME LOAN BANK OF CHICAGO ADVANCES. The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2004, no securities were pledged for these borrowings.

     Included in FHLB of Chicago advances at December 31, 2004 are $365.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, which are putable at the discretion of the FHLB of Chicago as follows:
$290.0 million at 4.90% in 2005 and, $75.0 million at 2.94% in 2006. At inception, the Bank receives a lower cost of borrowing on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances back to the Bank prior to their final maturity. At December 31, 2004, the Bank had $200.0 million of adjustable-rate advances that are indexed to rates ranging from the three-month London interbank offering rate ("LIBOR") flat to plus four basis points. The table above shows all advances at their final contracted maturity, excluding of the putable feature.

     UNSECURED TERM BANK LOAN. In 2004, the Company renegotiated its unsecured term bank loan in conjunction with its acquisition of Chesterfield Financial. At December 31, 2004, the Company has a $70.0 million unsecured term loan with a final maturity of December 31, 2011. The loan agreement provides for an interest rate of one, two, three, six or twelve-month LIBOR plus 110 basis points at the option of the Company at each reprice date. At December 31, 2004, the interest rate is currently one-month LIBOR plus 110 basis points, or 3.29%. At December 31, 2004, the balance of the unsecured term loan is $70.0 million and the first scheduled principal payment of $7.0 million is due on December 31, 2005. Prepayments of principal are allowed without penalty at the end of any repricing period. At December 31, 2003, the balance of the unsecured term loan was $45.0 million.

     Scheduled principal repayments on the unsecured term bank loan are as follows as of December 31, 2004 (in thousands):


                          DECEMBER 31,
                        ---------------
                        2005...........  $  7,000
                        2006...........     7,000
                        2007...........     7,000
                        2008...........     7,000
                        2009...........     7,000
                        2010...........     7,000
                        2011...........    28,000
                                           ------
                                         $ 70,000
                                           ======

     UNSECURED LINE OF CREDIT. In conjunction with the term bank loan, the Company also maintains a $55.0 million one-year unsecured revolving line of credit, which matures on October 31, 2005. The line is generally renewable at maturity at the mutual agreement of the Company and the lender. The balance outstanding on the line of credit was $10.0 million at December 31, 2004 and 2003. This line of credit provides for interest rates of one, two, three, six or twelve-month LIBOR plus 95 basis points. At December 31, 2004, the interest rate is currently one-month LIBOR plus 95 basis points or 3.43%.

     The term bank loan and line of credit agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders' equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain "well capitalized" regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on additional indebtedness and agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 2004, the Company was in compliance with these covenants.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


OTHER BORROWINGS:

         REVERSE REPURCHASE AGREEMENTS. The Bank enters into sales of securities under agreements to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers and are treated as financings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and are reflected as assets. The usual terms of agreements require the seller, generally after a short period of time, to repurchase the same securities at a predetermined price or yield. The following table presents certain information regarding reverse repurchase agreements as of and for the periods indicated:

                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------
                                            2004      2003       2002
                                         ---------  ---------  -------
                                            (Dollars in thousands)

Balance at end of period...........      $ 300,000  $ 105,000     --
Maximum month-end balance..........        300,000    105,000     --
Average balance....................        195,492    105,000     --
Weighted average rate at end of
   period..........................           2.42%      1.64%   N/A
Weighted average rate on average
   balance.........................           1.69       1.64    N/A

     At December 31, 2004, all reverse repurchase agreements are floating rate and have maturities ranging from fifteen months to 4.8 years. The interest rate on $225.0 million of these agreements is tied to the prime rate and ranges from prime minus 275 basis points to prime minus 280 basis points. The remaining $75.0 million have interest rates ranging from three-month LIBOR minus 50 basis points to three-month LIBOR minus 75 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly starting in 2006. At December 31, 2004, reverse repurchase agreements were collateralized by investment, mortgage-backed and CMO securities with a carrying value of $315.0 million and fair value of $313.7 million. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

     RETAIL REPURCHASE AGREEMENTS. For certain customers with significant funds available for deposit at the Bank, the Bank offers "retail" repurchase agreements under which the Bank collateralizes its obligation to repay the customer funds with U.S. government or agency securities. The retail repurchases, which totaled $24.9 million at December 31, 2004, are collateralized by one mortgage-backed security and two CMO securities with a carrying value of $21.9 million and fair value of $21.9 million.

     Interest expense on borrowed funds is summarized as follows for the periods indicated:

                               YEAR ENDED DECEMBER 31,
                            ------------------------------
                              2004       2003       2002
                            --------   --------   --------
                              (Dollars in thousands)
FHLB of Chicago
   advances...........      $ 84,296    74,554     78,765
Unsecured term bank
   loan...............         1,312     1,210      1,634
Unsecured line of
   credit.............           144        33        103
Other borrowings(1)...           261       144         --
                              ------    ------     ------
                            $ 86,013    75,941     80,502
                              ======    ======     ======

------------------
(1) Other borrowings expense includes interest expense on retail repurchase agreements, reverse repurchase agreements, and for the year ended December 31, 2003, federal funds purchased and treasury tax & loan advances.

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

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


to sell. The following is a summary of the Bank's forward sales commitment activity for the periods indicated:

                                           YEAR ENDED DECEMBER 31,
                                     --------------------------------------
                                        2004           2003         2002
                                     -----------   -----------  -----------
                                            (Dollars in thousands)

Balance at beginning of year........ $    66,433      317,263      195,888
New forward commitments to deliver
   loans............................   1,174,197    1,516,124    1,428,901
Loans delivered to satisfy forward
   commitments......................  (1,166,869)  (1,766,954)  (1,307,526)
                                       ---------    ---------    ---------
Balance at end of year.............. $    73,761       66,433      317,263
                                       =========    =========    =========

     Loan commitments and forward sales are accounted for as derivative instruments with adjustments included in gain on sale of loans at each period end. At December 31, 2004 and 2003, the net fair value adjustment of locked commitments and forward sales was ($198,000) and ($84,000), respectively.

     The Bank also enters into interest rate futures contracts to hedge its exposure to price fluctuations on firm commitments to originate loans intended for sale, that have not been covered by forward commitments to sell loans for future delivery. Included in gain on sale of mortgage loans for the years ended December 31, 2004, 2003 and 2002 are $-0-, $77,000 and $(66,000) of net futures gains, (losses), respectively, from hedging activities. At December 31, 2004 and 2003, the Bank had no deferred gains or losses on futures contracts. The following is a summary of the notional amount of interest rate futures contract activity for the periods indicated:

                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                    2004       2003       2002
                                  ---------  ---------  --------
                                     (Dollars in thousands)

Balance at beginning of year.     $     --      1,000         --
Interest rate futures
   contracts sold............           --      9,500     49,700
Interest rate futures
   contracts closed..........           --    (10,500)   (48,700)
                                    ------    -------    -------
Balance at end of year.......     $     --         --      1,000
                                    ======    =======    =======

14. INCOME TAXES

    Income tax expense is summarized below:

                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                    2004       2003       2002
                                  ---------  ---------  --------
                                     (Dollars in thousands)

Current:
   Federal................        $ 42,022     38,052     28,088
   State..................           1,299      2,997      3,787
                                    ------     ------     ------
                                    43,321     41,049     31,875
                                    ------     ------     ------
Deferred:
   Federal................           5,609      4,544      8,445
   State..................           1,859      1,888        455
                                    ------     ------     ------
                                     7,468      6,432      8,900
                                    ------     ------     ------
      Total income tax
        expense...........        $ 50,789     47,481     40,775
                                    ======     ======     ======

     Retained earnings at December 31, 2004 include $89.4 million of tax bad debt reserves for which no provision for income taxes has been made. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $34.9 million.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The reasons for the differences between the effective income tax rate and the corporate federal income tax rate are summarized in the following table:

                                           PERCENTAGE OF INCOME
                                           BEFORE INCOME TAXES
                                        ---------------------------
                                          YEAR ENDED DECEMBER 31,
                                        ---------------------------
                                          2004      2003     2002
                                        -------    ------   -------
Federal income tax rate............       35.0%     35.0     35.0
Items affecting effective income
   tax rate:
   State income taxes, net of
      federal benefit..............        1.4       2.4      2.4
   Affordable housing tax credits..       (2.0)     (0.2)      --
   Other items, net................       (1.1)     (0.9)    (1.9)
                                          ----      ----     ----
Effective income tax rate..........       33.3%     36.3     35.5
                                          ====      ====     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

                                                        DECEMBER 31,
                                                    --------------------
                                                       2004       2003
                                                    ---------  ---------
                                                  (Dollars in thousands)

Deferred tax assets:
   Deferred compensation......................     $  10,915     10,002
   Allowance for loan losses..................        13,954     13,742
   Unrealized loss on securities available
      for sale................................         1,046         --
   Book versus tax basis of securities........         2,095      7,244
   Book versus tax basis on borrowings........         2,677      7,351
   Book versus tax basis on deposits..........         1,135      2,984
   State net operating losses.................         1,851      1,695
   Other......................................         1,108        586
                                                     -------    -------
Total deferred tax assets.....................        34,781     43,604
   Valuation allowance........................        (1,825)    (1,660)
                                                     -------    -------
      Total deferred tax assets net of
        valuation allowance...................        32,956     41,944
Deferred tax liabilities:
   REIT dividends.............................        (5,902)   (11,467)
   Loan origination fees and expenses.........        (3,546)    (1,614)
   Book versus tax basis of land and fixed
      assets..................................       (13,937)   (10,480)
   Book versus tax basis of capitalized
      servicing...............................        (9,554)    (5,671)
   Book versus tax basis of intangible assets.        (5,940)    (5,999)
   Book versus tax basis in FHLB stock........       (19,033)   (22,650)
   Book versus tax basis of loans receivable..        (2,217)    (3,255)
   Unrealized gain on securities available
      for sale................................            --     (1,329)
   Other......................................        (2,855)    (1,604)
                                                     -------    -------
      Total deferred tax liabilities..........       (62,984)   (64,069)
                                                     -------    -------
      Net deferred tax liability..............     $ (30,028)   (22,125)
                                                     =======    =======

     At December 31, 2004, deferred tax assets include approximately $39.2 million of various state net operating loss carryforwards, primarily from acquired companies, which begin to expire in 2006 through 2019. These deferred tax assets are reduced by a valuation allowance to the extent full realization is in doubt. If the acquired net operating losses with a related valuation allowance are subsequently utilized, the related recognized tax benefits will be allocated to reduce goodwill.

     Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be fully realized.

15. REGULATORY CAPITAL

     The Bank is subject to regulatory capital requirements by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, which could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

     Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. The Bank met all capital adequacy requirements to which it is subject as of December 31, 2004.

     The Bank's actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:


                                                                                TO BE WELL
                                                                               CAPITALIZED
                                                                               UNDER PROMPT
                                                           FOR CAPITAL          CORRECTIVE
                                                             ADEQUACY             ACTION
                                        ACTUAL               PURPOSES           PROVISIONS
                                   -----------------   ------------------    -------------------
                                    AMOUNT     RATIO    AMOUNT      RATIO     AMOUNT      RATIO
                                   ---------  ------   -------     ------    --------    ------
                                                        (Dollars in thousands)
As of December 31, 2004:
Tangible capital (to total
   assets).................       $ 664,449    7.14%   =>$139,642   =>1.50%        N/A
Core capital (to total
   assets).................       $ 664,449    7.14%   =>$372,379   =>4.00%  =>$465,473  =>  5.00%
Total capital (to
   risk-weighted assets)...       $ 687,500   11.30%   =>$486,665   =>8.00%  =>$608,331  => 10.00%
Core capital (to
   risk-weighted assets)...       $ 664,449   10.92%          N/A            =>$364,999  =>  6.00%

As of December 31, 2003:
Tangible capital (to total
   assets).................       $ 615,582   7.16%    =>$129,000   =>1.50%        N/A
Core capital (to total
   assets).................       $ 615,582   7.16%    =>$343,999   =>4.00%  =>$429,998   => 5.00%
Total capital (to
   risk-weighted assets)...       $ 640,413  11.45%    =>$447,366   =>8.00%  =>$559,208   =>10.00%
Core capital (to
   risk-weighted assets)...       $ 615,582  11.01%           N/A            =>$335,525   => 6.00%

     OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company. During 2005, the amount of dividends the subsidiaries can pay to the Company without prior approval of the OTS is limited to 2005 eligible net profits, as defined, and adjusted retained 2004 and 2003 net income from its subsidiaries. At December 31, 2004, under this standard, no portion of the Bank's retained earnings were available for dividend declaration primarily due to the special dividend of $52.0 million to fund the acquisition of Chesterfield Financial Corp.

     As of December 31, 2004 and 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank's category. The acquisitions of Chesterfield in 2004, and Fidelity and St. Francis in 2003, did not negatively impact capital adequacy levels.

16. OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP PLAN (ESOP). The Mid America Bank, fsb ESOP covers substantially all employees with more than one year of employment who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company's stock. For the years ended December 31, 2004, 2003 and 2002, total contributions to the ESOP were $680,000, $580,000, and $640,000, respectively, which were expensed. The ESOP purchased 16,237, 13,000 and 16,211 of the Company's shares for the years ended December 31, 2004, 2003 and 2002, respectively.

     PROFIT SHARING PLAN/401(K) PLAN. The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax or after-tax contributions to the plan, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35%, up to a $1,200 maximum matching contribution per employee. The Bank, at its discretion, may make additional contributions. Employees' contributions vest immediately while the Bank's contributions vest gradually over a six year period based on an employee's years of service. The Bank made discretionary and matching contributions of $2.7 million, $2.3 million, and $1.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     QUALIFIED RETIREMENT PLANS OF ACQUIRED COMPANIES. As a result of the mergers with Fidelity Bancorp and St. Francis Capital Corporation during 2003, the Company, through Mid America Bank, became the plan sponsor of the Fidelity ESOP, the Fidelity 401(k) Plan, the Fidelity Retirement Plan, the St. Francis ESOP and the St. Francis Savings and Retirement Plan. The Fidelity ESOP and 401(k) plans

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were merged into the Mid America ESOP and Mid America Profit Sharing Plan, respectively, in November 2003. The St. Francis ESOP and St. Francis Savings and Retirement Plan were merged into the Mid America ESOP and Mid America Profit Sharing Plan, respectively, during 2004. The Fidelity Retirement Plan has been terminated and distributions to plan participants are currently expected to be made during 2005. The Company recorded expenses for contributions made to these plans of $-0- and $162,000 for 2004 and 2003, respectively.

     Following the merger with Chesterfield Financial Corp. in 2004, the Company became the plan sponsor of the Chesterfield ESOP and Chesterfield Profit Sharing Plan. Both of these plans have been terminated and distributions are expected to be made to plan participants during 2005. The Company did not record any contribution expense for these plans during 2004.

     INCENTIVE PLAN/STOCK OPTION PLANS. Prior to 2003, the Company and its shareholders adopted various stock option plans for the benefit of employees and directors of the Bank. Vesting for options awarded under such plans generally occurred over a period of approximately three years, except for option grants to non-employee directors, which were immediately exercisable.

     In July 2003, the Company adopted the MAF Bancorp Incentive Compensation Plan (the "Incentive Plan"), which was later approved by shareholders in November 2003. All stock option and equity awards are now made under the Incentive Plan. Under the Incentive Plan, a variety of different types of awards may be granted to directors and employees, including stock options, stock appreciation rights, restricted shares, performance shares, restricted and performance share units, cash awards, awards under deferred compensation or similar plans, and other incentive awards.

     The plan provides that the total number of shares of common stock which may be issued pursuant to awards under the plan may not exceed 800,000 shares, plus such number of shares of common stock that have already been authorized and previously approved by MAF's shareholders and are available for issuance under MAF's 2000 Stock Option Plan.

     Of the shares authorized for issuance under the Incentive Plan, up to 25% may be issued with respect to awards of restricted stock and restricted stock units. In the case of stock option awards, the option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. Vesting periods are determined at the discretion of the Company's Compensation Committee. For the initial stock options awards granted under the Incentive Plan in 2003, the vesting period was established as two years. The stock options awarded during 2004 were immediately vested on the date of grant.

     In conjunction with the Company's acquisitions, certain outstanding stock options of the acquired institutions were converted into stock options of the Company based on the transactions' exchange ratios and other terms of the merger agreements. The value of these stock options was included in the purchase price of the transactions.

     A summary of shares subject to stock options and stock option activity in the Incentive Plan and all other stock option plans of the Company, (including plans of acquired entities assumed by the Company as a result of the conversion of stock options) follows:

                                                             YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                               2004                   2003                   2002
                                       ---------------------  --------------------   ----------------------
                                                    AVERAGE                AVERAGE                 AVERAGE
                                                    EXERCISE               EXERCISE                EXERCISE
                                         SHARES      PRICE      SHARES      PRICE      SHARES       PRICE
                                       ---------   ---------  ---------   ---------  ---------    ---------
Beginning of year.................     3,273,345    $ 27.44   2,894,035    $ 25.66   2,700,611     $ 22.05
Options granted...................       474,500      44.61     350,700      41.79     532,500       34.25
Acquiree options converted........            --         --     367,286      20.80          --          --
Options exercised.................      (216,872)     21.21    (226,990)     18.98    (249,542)      11.75
Converted options exercised.......      (208,405)     21.44     (86,354)     18.84     (82,069)       4.78
Options cancelled.................       (15,242)     32.72     (25,332)     30.77      (7,465)      27.06
                                       ---------      -----   ---------      -----   ---------       -----
End of year.......................     3,307,326    $ 30.67   3,273,345    $ 27.44   2,894,035     $ 25.66
                                       =========      =====   =========      =====   =========       =====
Options exercisable...............     2,992,325      30.14   2,495,117      25.29   1,822,685       22.89
                                       =========      =====   =========      =====   =========       =====
Fair value of options granted
   during year....................                  $ 13.21                $ 12.58                 $  9.91
                                                      =====                  =====                   =====

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In addition to the outstanding stock options shown in the table above, there were 503,479 shares available for grant under the Incentive Plan as of December 31, 2004. Cancelled stock options increase the number of shares available for grant under the Incentive Plan.

     At December 31, 2004 the following stock options are outstanding:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       --------------------------------------------------    --------------------------------
                                      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE    WEIGHTED-AVERAGE
      RANGE OF            OPTIONS        REMAINING            EXERCISE            OPTIONS            EXERCISE
  EXERCISE PRICES       OUTSTANDING      LIFE (YRS)            PRICE            EXERCISABLE            PRICE
-------------------    ------------   ----------------   ----------------     ----------------       --------
  $ 10.78 to 18.36        285,148          1.97              $ 14.14               285,148            $ 14.14
    19.68 to 23.90        464,383          4.07                22.36               460,483              22.35
    25.22 to 27.70        636,671          5.16                26.36               636,671              26.36
    28.16 to 44.87      1,921,124          8.07                36.56             1,610,023              36.69
                        ---------          ----                -----             ---------              -----
                        3,307,326          6.42              $ 30.67             2,992,325            $ 30.14
                        =========          ====                =====             =========              =====


     During 2003 and 2004, the Company also granted restricted stock units ("RSUs") to non-executive employees pursuant to the Incentive Plan. An RSU award entitles a recipient to receive a like number of shares of MAF Bancorp stock on certain designated vesting dates, assuming the recipient is still employed with the Company on such dates. RSUs granted in 2003 and 2004 vest on various dates during a period that ends five years from the date of grant. The following is a summary of outstanding RSUs:

                                              YEAR ENDED
                                             DECEMBER 31,
                                           ---------------
                                            2004     2003
                                           ------   ------
           Beginning of year..........    26,258       --
           RSUs granted...............    26,040   26,458
           RSUs vested................    (4,850)      --
           RSUs cancelled.............    (4,946)    (200)
                                          ------   ------
           End of year................    42,502   26,258
                                          ======   ======

     STOCK OPTION GAIN DEFERRAL PLAN. The MAF Bancorp, Inc. Stock Option Gain Deferral Plan ("Gain Deferral Plan") was adopted during 1999. The Gain Deferral Plan combines traditional deferred compensation arrangements with stock option exercise transactions by allowing designated executive officer participants (currently two) to defer to a future date, the receipt of shares representing the value of underlying MAF Bancorp stock options. Dividends paid on MAF Bancorp shares deferred through the Gain Deferral Plan are recorded as compensation expense and reinvested in MAF Bancorp shares. The Company's obligation to issue the deferred MAF Bancorp shares in the future is recorded in stockholders' equity as the sum of (a) the number of shares purchased with reinvested dividends multiplied by the purchase price of such shares, and (b) the number of shares deferred in option exercise transactions multiplied by the exercise price of the related stock options. Subsequent to December 31, 2004, on February 1, 2005, the Gain Deferral Plan was terminated, the assets of the Plan, which were invested in shares of the Company's common stock, were distributed in kind to the two Plan participants upon termination.

     DEFERRED COMPENSATION PLANS. The Bank maintains deferred compensation plans for directors, executive officers and certain other corporate officers. The deferred compensation plans allow directors to defer all of their director compensation and other participants to defer up to 25% of their salary and certain bonuses. Plan participants have the option to have their deferred amounts earn interest at 130% (110% effective January 1, 2005) of the Moody's corporate bond rate or to earn a total return based on an investment in MAF Bancorp common stock. The Bank also offers a deferred compensation plan to other selected employees that has similar terms but provides for a lower interest crediting rate and no stock investment option. In addition, the Bank is the successor to various deferred compensation plans of acquired companies.

     Amounts deferred remain the property of the Bank. At December 31, 2004 and 2003, the Company had invested $19.3 million and $17.6 million, respectively in bank-owned life insurance that may be used to satisfy obligations of the deferred compensation plans, including certain death benefits. At December 31, 2004, and 2003 the Company had an aggregate liability to the participants of the deferred compensation plans totaling $15.6 million and $13.6 million, respectively, including the value of common stock attributable to participants' accounts based on the fair market value of the common stock

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


at the time of deferral. For the years ended December 31, 2004, 2003 and 2002, benefit expenses related to these plans were $1.1 million, $1.0 million and $868,000, respectively.

     POST RETIREMENT BENEFITS. The Bank sponsors a supplemental executive retirement plan ("SERP") for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the board of directors. The annual retirement plan benefit under the SERP is calculated equal to 2% of final average salary times the years of service after 1994, or such later date that a participant enters the plan. In most cases, ten additional years of service are credited to participants in the event of a change in control transaction although in no event may total years of service exceed 20 years. The maximum annual retirement benefit payable is equal to 40% of final average salary. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The SERP also provides for certain death benefits to the extent such amounts exceed a participant's accrued benefit at the time of death. The plan is unfunded, however, the Company funds life insurance policies that may be used to satisfy obligations of the SERP.

     The Bank also provides a long term medical plan for the purpose of providing employees post retirement medical benefits. If retirement occurs prior to age 65, but at least age 55 with 10 years of service, the retiree pays 100% of the premium cost of the plan for lifetime. If retirement occurs at 65 or later, the retiree pays the following percentage of premium costs based on service at retirement:


                                        CONTRIBUTION
                  YEARS OF SERVICE       PERCENTAGE
                --------------------    ------------
                10-19.............         100%
                20-24.............          90%
                25-29.............          75%
                30+...............          60%

     Members of the board of directors pay a majority of the cost for both pre-65 and post-65 coverage. The benefits under the retiree benefit plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The Bank's long term Medical Plan was amended January 1, 2005, to eliminate the retiree subsidy for all non-retired participants effective January 1, 2006. Current retirees as well as 2005 retirees are grandfathered under the subsidy provisions.

     The following table sets forth the change in benefit obligations and the related assumptions for the SERP and long term medical plan for the periods indicated:

                                               YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                             SERP             LONG TERM MEDICAL
                                     --------------------  ---------------------
                                       2004        2003      2004        2003
                                     --------    --------  --------    ---------
                                               (Dollars in thousands)
Projected benefit obligation -
   beginning of year................ $  4,924       3,797       1,538       909
Service cost........................      664         556          98        62
Interest cost.......................      307         256         101        67
Plan amendments.....................       --          --      (1,432)       --
Actuarial losses....................      549         320         258       206
Acquisitions........................       --          --          --       308
Benefits paid.......................      (15)         (5)        (28)      (14)
                                        -----       -----       -----     -----
Projected benefit obligation - end
   of year..........................  $ 6,429       4,924         535     1,538
                                        =====       =====       =====     =====
Funded status.......................   (6,429)     (4,924)       (535)   (1,538)
Unrecognized transition obligation..       --          --          --        54
Unrecognized prior-service cost.....       --          --      (1,384)       --
Unrecognized loss...................    1,119         578         880       649
                                        -----       -----       -----     -----
Accrued benefit cost................   (5,310)     (4,346)     (1,039)     (835)
                                        =====       =====       =====     =====

Weighted average assumptions:
Discount rate.......................     6.25%       6.75        6.25      6.75
Rate of compensation increase.......     4.50        4.50         N/A       N/A
                                        =====       =====       =====     =====

     The prescription contribution paid by Bank employees and directors is not actuarially equivalent to Medicare Part D, as defined by the Medicare Prescription Drug Improvement and Modernization Act of 2003. Therefore, the Bank does not qualify for the government subsidy of 28%.

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The components of the net periodic benefit cost of post retirement plans are as follows:

                                               YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                             SERP             LONG TERM MEDICAL
                                     --------------------  ---------------------
                                       2004        2003      2004        2003
                                     --------    --------  --------    ---------
                                               (Dollars in thousands)

Service cost........................   $ 664       556         98         62
Interest cost.......................     307       256        101         67
Amortization of unrecognized net
   transition obligation............      --        --          6          6
Unrecognized net loss...............       8        --         28         20
                                         ---       ---        ---        ---
Net periodic benefit cost...........   $ 979       812        233        155
                                         ===       ===        ===        ===

     The projected future benefit payments related to the SERP and long term medical plan for the next five years and the total payment thereafter are as follows (in thousands):

                                                      LONG
                 FOR THE YEAR ENDED                   TERM
                    DECEMBER 31,          SERP       MEDICAL
                -------------------     --------    --------
                2005..............       $    15        34
                2006..............            80        38
                2007..............           170        40
                2008..............           170        42
                2009..............           235        43
                2010 - 2014.......       $ 2,460       220

17. COMMITMENTS AND CONTINGENCIES

     The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the financial statements. The contractual amounts of credit-related financial instruments, such as commitments to extend credit and letters of credit, represent the amounts of potential loss should the contract be fully drawn upon, the customer default, or the value of any existing collateral become worthless.

     Commitments to originate and purchase loans of $650.4 million at December 31, 2004, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $174.8 million were fixed-rate, with rates ranging from 4.75% to 7.75%, and $475.6 million were adjustable-rate loans with rates ranging from 4.00% to 9.75%. At December 31, 2004 prospective borrowers had locked the interest rate on $44.7 million of fixed-rate loans, with rates ranging from 4.50% to 6.50%, and $67.8 million of adjustable-rate loans, with rates ranging from 4.00% to 7.13%. At December 31, 2004 the bank also had outstanding commitments to originate $107.5 million of floating-rate equity lines of credit. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls its credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, when possible, a fee to fix the interest rate. The Bank also estimates a percentage of fallout when determining the amount of forward commitments to enter into. At December 31, 2004, forward commitments to sell mortgage loans for future delivery were $73.8 million, of which $39.5 million are related to loans held for sale, and $34.3 million are unfunded as of December 31, 2004.

     The Bank has approved, but unused home equity lines of credit of $1.01 billion at December 31, 2004. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 85% of the current appraised value of the customer's home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the home's current appraised value, less existing liens, at a commensurately higher

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


interest rate. In addition, the Bank has $252.9 million in approved, but unused commercial business lines.

     At December 31, 2004, the Bank had standby letters of credit, excluding land development, totaling $80.5 million. Two of these standby letters of credit total $13.3 million, and enhance two industrial revenue bond financings of commercial real estate in the Bank's market. At December 31, 2004, the Bank had pledged investment and mortgage-backed securities with an aggregate carrying value and fair value of $25.2 million and $25.0 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business, as performance under the letters of credit creates a first position lien in favor of the Bank. Additionally, at December 31, 2004, the Company had standby letters of credit totaling $5.6 million, which ensure the completion of land development improvements on behalf of MAF Developments, Inc.

     At December 31, 2004, the Bank had $12.7 million of credit risk related to loans sold to the MPF program and $44.1 million of loans sold with recourse to investors. There are no expected losses and no reported liability at December 31, 2004 and 2003 for such exposure. Additionally the Bank had $25.9 million of credit risk related to loans with private mortgage insurance in force in the Bank's captive reinsurance subsidiary.

     In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to individual borrowers. The Bank's loan portfolio primarily consists of loans within its market area. At December 31, 2004 and 2003, loans representing 78.3% and 82.8%, respectively, of the Bank's total loans receivable were located in the State of Illinois and 17.8% and 12.4%, respectively, were located in the State of Wisconsin.

     There are various matters of litigation pending against the Bank that have arisen during the normal course of business. Management believes that the liability, if any resulting from these matters will not be material to the consolidated financial position or results of operation of the Bank.

18. SEGMENT INFORMATION

     The Company utilizes the "management approach" for segment reporting. This approach is based on the way that management of the Company organizes lines of business for making operating decisions and assessing performance.

     Currently, the Company has two segments. The Banking segment includes lending and deposit gathering operations, as well as other financial services offered to individuals and business customers. The land development segment consists primarily of acquiring, obtaining necessary zoning and regulatory approvals, and improving raw land into developed residential lots for sale to builders. All goodwill is assigned to the banking segment. Selected segment information is included in the table below:

                                           YEAR ENDED DECEMBER 31, 2004
                                  ----------------------------------------------
                                                LAND       ELIM-    CONSOLIDATED
                                    BANKING  DEVELOPMENT  INATIONS     TOTAL
                                  ---------- -----------  --------  -----------
                                              (Dollars in thousands)
Interest income.................. $   421,173      --           --      421,173
Interest expense.................     159,885      --           --      159,885
                                    ---------   -----    ---------    ---------
Net interest income..............     261,288      --           --      261,288
Provision for loan losses........       1,215      --           --        1,215
                                    ---------   -----    ---------    ---------
Net interest income after
   provision.....................     260,073      --           --      260,073
Non-interest income..............      69,587   6,699           --       76,286
Non-interest expense.............     182,468   1,580           --      184,048
                                    ---------   -----    ---------    ---------
Income before income taxes.......     147,192   5,119           --      152,311
Income tax expense...............      48,754   2,035           --       50,789
                                    ---------  ------    ---------    ---------
Net income....................... $    98,438   3,084           --      101,522
                                    =========  ======    =========    =========
Average assets................... $ 9,223,273  36,006           --    9,259,279
                                    =========  ======    =========    =========

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                           YEAR ENDED DECEMBER 31, 2003
                                  ----------------------------------------------
                                                LAND       ELIM-    CONSOLIDATED
                                    BANKING  DEVELOPMENT  INATIONS     TOTAL
                                  ---------- -----------  --------  -----------
                                              (Dollars in thousands)

Interest income..................$   316,430        --          --       316,430
Interest expense.................    136,952        --          --       136,952
                                   ---------    ------  ----------     ---------
Net interest income..............    179,478        --          --       179,478
Non-interest income..............     60,308    11,325          --        71,633
Non-interest expense.............    118,839     1,358          --       120,197
                                   ---------    ------  ----------     ---------
Income before income taxes.......    120,947     9,967          --       130,914
Income tax expense...............     43,528     3,953          --        47,481
                                   ---------    ------  ----------     ---------
Net income.......................$    77,419     6,014          --        83,433
                                   =========    ======  ==========     =========
Average assets...................$ 6,447,358    22,340          --     6,469,698
                                   =========    ======  ==========     =========



                                           YEAR ENDED DECEMBER 31, 2002
                                  ----------------------------------------------
                                                LAND       ELIM-    CONSOLIDATED
                                    BANKING  DEVELOPMENT  INATIONS     TOTAL
                                  ---------- -----------  --------  -----------
                                              (Dollars in thousands)

Interest income..................$   329,490        --          --       329,490
Interest expense.................    171,369        96          --       171,465
                                   ---------    ------  ----------     ---------
Net interest income (expense)....    158,121       (96)         --       158,025
Provision for loan losses........        300        --          --           300
                                   ---------    ------  ----------     ---------
Net interest income after
   provision.....................    157,821       (96)         --       157,725
Non-interest income..............     46,646     9,717          --        56,363
Non-interest expense.............     98,177     1,165          --        99,342
                                   ---------    ------  ----------     ---------
Income before income taxes.......    106,290     8,456          --       114,746
Income tax expense...............     37,421     3,354          --        40,775
                                   ---------    ------  ----------     ---------

Net income.......................$    68,869     5,102          --        73,971
                                   =========    ======  ==========     =========
Average assets...................$ 5,725,359    14,040          --     5,739,399
                                   =========    ======  ==========     =========

19. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 are set forth in the following table below.

                                   DECEMBER 31, 2004       DECEMBER 31, 2003
                                 ---------------------- ----------------------
                                   CARRYING    FAIR        CARRYING   FAIR
                                   AMOUNT      VALUE       AMOUNT     VALUE
                                 -----------  --------- -----------  ---------
                                            (Dollars in thousands)
Financial assets:
   Cash and cash
      equivalents...........    $   246,998     246,998     221,962    221,962
   Investment securities
      available for sale....        388,959     388,959     365,334    365,334
   Stock in FHLB of Chicago.        278,916     278,916     384,643    384,643
   Mortgage-backed
      securities available
      for sale..............        948,168     948,168     971,969    971,969
   Mortgage-backed
      securities held to
      maturity..............        245,021     244,645          --         --
   Loans receivable held
      for sale..............         39,521      39,521      44,511     44,511
   Loans receivable.........      6,878,514   6,932,702   6,359,151  6,520,305
   Interest receivable......         34,888      34,888      31,168     31,168
                                  ---------   ---------   ---------  ---------
      Total financial
         assets.............    $ 9,060,985   9,114,797   8,378,738  8,539,892
                                  =========   =========   =========  =========

Financial liabilities:
   Non-maturity deposits....    $ 3,537,243   3,537,243   3,249,219  3,249,219
   Deposits with stated
      maturities............      2,398,465   2,397,663   2,331,236  2,349,507
   Borrowed funds...........      2,600,667   2,545,908   2,299,427  2,374,666
   Interest payable.........          9,023       9,023       9,575      9,575
                                  ----------  --------- -----------  ---------
      Total financial
        liabilities.........    $ 8,545,398   8,489,837   7,889,457  7,982,967
                                  =========   =========   =========  =========

     The following methods and assumptions are used by the Company in estimating the fair value amounts for its financial instruments.

     Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

     Investment securities and mortgage-backed securities. The fair values of these financial instruments were estimated using quoted market prices, when available. The fair value of FHLB of Chicago stock is based on its redemption value.

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

     Interest receivable and payable. The carrying value of interest receivable, net of the reserve for uncollected interest, and interest payable, approximates fair value due to the relatively short period of time between accrual and expected realization.

     Deposits. The fair value of deposits with no stated maturity, such as demand deposit, passbook savings, checking and money market accounts, are disclosed as the amount payable on demand. The fair value of fixed-maturity deposits is the present value of the contractual cash flows discounted using interest rates currently being offered for deposits with similar remaining terms to maturity.

     Borrowed funds. The fair value of FHLB of Chicago advances and reverse repurchase agreements is the present value of the contractual cash flows, discounted by the current rate offered for similar remaining maturities. The carrying value of the unsecured term bank loan approximates fair value due to the short term to repricing and adjustable rate nature of the loan.

     Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 2004 and 2003, the fair value of the Bank's mortgage loan commitments of $650.4 million and $561.7 million, respectively, was $558,000 and $1.8 million, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


of credit approximate the recorded amounts of related fees and are not material at December 31, 2004 and 2003.

20. RELATED PARTY TRANSACTIONS

     The Company, through its subsidiary bank, has made loans and had transactions with certain of its directors and officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Included in loans receivable are loans to directors and executive officers of $4.9 million and $5.7 million at December 31, 2004 and 2003, respectively. New loans originated or acquired through acquisition during the current year totaled $981,000, offset by repayments of $1.7 million.

     Since November 2001, the Company has leased space in a commercial and residential building in which a current director of the Bank had a limited partnership interest until the sale of the building in August 2004. The Company paid rental expense to the partnership in the amount of $292,000, $435,000, and $348,000 in 2004, 2003 and 2002, respectively.

     A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. Total fees paid to this law firm were $381,600, $381,880 and $278,577 for the years ended December 31, 2004, 2003 and
2002, respectively. The same law firm leases office space from the Company and paid rents in the amount of $115,992 for each of the years ended December 31, 2002, 2003 and 2004.

     The Company obtains sign maintenance services from a business that is controlled by a director of the Company who serves as its chief executive officer. The Company paid fees of approximately $70,000 to this firm in 2004.

     The Company and the Bank also employ various relatives of certain executive officers and directors and pay them compensation commensurate with their positions at the Bank and the Company.

21. PARENT COMPANY ONLY FINANCIAL INFORMATION

     The information as of December 31, 2004, and 2003, and for the years ended December 31, 2004, 2003, and 2002, presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

                                                            DECEMBER 31,
                                                      -----------------------
 CONDENSED STATEMENTS OF FINANCIAL CONDITION             2004         2003
                                                      -----------  ----------
                                                       (Dollars in thousands)
 Assets:
    Cash and cash equivalents........................ $    23,106     13,118
    Investment securities............................       6,266      6,641
    Equity in net assets of subsidiaries.............   1,026,511    932,163
    Other assets.....................................       8,655     13,039
                                                        ---------    -------
                                                      $ 1,064,538    964,961
                                                        =========    =======
 Liabilities and Stockholders' Equity:
 Liabilities:
    Borrowed funds................................... $    80,000     55,000
    Accrued expenses.................................      10,152      8,357
                                                        ---------    -------
    Total liabilities................................      90,152     63,357
                                                        ---------    -------

 Stockholders' equity:
    Common stock.....................................         336        331
    Additional paid-in capital.......................     522,047    495,747
    Retained earnings, substantially restricted......     468,408    402,402
    Stock in Gain Deferral Plan......................       1,211      1,015
    Accumulated other comprehensive
       income (loss), net............................      (1,676)     2,109
    Treasury stock...................................     (15,940)        --
                                                        ---------    -------
    Total stockholders' equity.......................     974,386    901,604
                                                        ---------    -------
                                                      $ 1,064,538    964,961
                                                        =========    =======

                       MAF BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                         DECEMBER 31,
                                                            ----------------------------------
 CONDENSED STATEMENTS OF OPERATIONS                            2004         2003       2002
                                                            ---------    ----------  ---------
                                                                  (Dollars in thousands)
 Dividend income from subsidiaries.....................     $ 128,000       55,000      35,000
 Interest income.......................................           517          553         716
 Interest expense......................................         1,456        1,243       1,739
                                                              -------       ------      ------
    Net interest and dividend income...................       127,061       54,310      33,977
 Gain on sale of investments, net......................            67          883         179
 Non-interest expense..................................         3,063        2,562       2,403
                                                              -------       ------      ------
    Net income before income tax benefit and equity in
       undistributed earnings of subsidiaries..........       124,065       52,631      31,753
 Income tax benefit....................................        (2,066)      (1,188)     (1,333)
                                                              -------       ------      ------
    Net income before equity (deficit) in
       undistributed earnings of subsidiaries..........       126,131       53,819      33,086
 Equity (deficit) in undistributed earnings of
    subsidiaries.......................................       (24,609)      29,614      40,885
                                                              -------       ------      ------
    Net income.........................................     $ 101,522       83,433      73,971
                                                              =======       ======      ======

                                                                         DECEMBER 31,
                                                            ----------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                             2004         2003       2002
                                                            ---------    ----------  ---------
                                                                  (Dollars in thousands)
 Operating activities:
    Net income.........................................     $ 101,522       83,433      73,971
    Deficit (equity)  in undistributed earnings of
       subsidiaries....................................        24,609      (29,614)    (40,885)
    Gain on sale of investment securities..............           (67)        (882)       (179)
    Net decrease (increase) in other assets and
       liabilities, net of effects from
       acquisitions....................................         1,371      (11,216)     (1,476)
                                                              -------      -------      ------
       Net cash provided by operating activities.......       127,435       41,721      31,431

 Investing activities:
    Proceeds from sale of and maturities of investment
       securities......................................           625        4,353       1,554
    Loans to subsidiaries less repayments, net.........        (1,200)       1,000        (855)
    Purchases of investment securities.................            --           --      (1,329)
    Payment for acquisitions, net of cash acquired.....       (73,846)      (9,394)         --
                                                              -------      -------      ------
       Net cash used in investing activities...........       (74,421)      (4,041)       (630)

 Financing activities:
    Proceeds from exercise of stock options............         7,559        4,718       2,366
    Proceeds from borrowings...........................        35,000       10,000          --
    Repayment of borrowings............................       (10,000)      (6,000)    (14,000)
    Purchase of treasury stock.........................       (49,174)     (30,945)       (168)
    Cash dividends paid................................       (26,411)     (16,295)    (13,066)
                                                              -------      -------     -------
       Net cash used in financing activities...........       (43,026)     (38,522)    (24,868)
                                                              -------      -------     -------
       Increase (decrease) in cash and cash equivalents         9,988         (842)      5,933
 Cash and cash equivalents at beginning of year........        13,118       13,960       8,027
                                                              -------      -------     -------
 Cash and cash equivalents at end of year..............     $  23,106       13,118      13,960
                                                              =======      =======     =======

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following are the consolidated results of operations on a quarterly basis:

                                      YEAR ENDED DECEMBER 31, 2004              YEAR ENDED DECEMBER 31, 2003
                                ----------------------------------------   ---------------------------------------
                                  FIRST     SECOND     THIRD     FOURTH     FIRST     SECOND     THIRD     FOURTH
                                  QUARTER   QUARTER    QUARTER   QUARTER    QUARTER   QUARTER    QUARTER   QUARTER
                                ---------- ---------  --------- ---------  --------- ---------  --------- ---------
                                                 (Dollars in thousands, except per share amounts)
Interest income............     $ 102,007   103,378    105,639   110,149   $ 77,026    73,925     78,160    87,319
Interest expense...........        37,978    38,208     41,080    42,619     35,971    33,362     33,252    34,367
                                  -------    ------     ------    ------     ------    ------     ------    ------
   Net interest income.....        64,029    65,170     64,559    67,530     41,055    40,563     44,908    52,952
Provision for loan losses..           300       280        350       285         --        --         --        --
                                  -------    ------     ------    ------     ------    ------     ------    ------
   Net interest income
      after provision for
      loan losses..........        63,729    64,890     64,209    67,245     41,055    40,563     44,908    52,952
Net gain on sale of assets.         5,249     1,694      3,208       971      7,119     8,841      6,345     3,071
Income from real estate
   operations..............         1,102     2,509      1,650     1,396      1,635     1,687      3,010     4,993
Deposit account service
   charges.................         7,856     8,721      8,848     8,687      5,439     5,960      6,051     7,102
Other income...............         6,188     6,158      5,810     6,239      1,822       485      1,617     6,456
                                  -------    ------     ------    ------     ------    ------     ------    ------
   Total non-interest
   income..................        20,395    19,082     19,516    17,293     16,015    16,973     17,023    21,622
Non-interest expense.......        46,890    45,184     45,463    46,511     26,675    26,744     29,409    37,369
                                  -------    ------     ------    ------     ------    ------     ------    ------
   Income before income
      taxes................        37,234    38,788     38,262    38,027     30,395    30,792     32,522    37,205
Income tax expense.........        12,440    12,818     12,676    12,855     11,107    11,253     12,016    13,105
                                  -------    ------     ------    ------     ------    ------     ------    ------
   Net income..............     $  24,794    25,970     25,586    25,172   $ 19,288    19,539     20,506    24,100
                                  =======    ======     ======    ======     ======    ======     ======    ======
Basic earnings per share...     $     .75       .79        .78       .76        .83       .84        .82       .86
                                  =======    ======     ======    ======     ======    ======     ======    ======
Diluted earnings per share.     $     .73       .77        .77       .74        .81       .82        .79       .84
                                  =======    ======     ======    ======     ======    ======     ======    ======
Cash dividends declared
   per share...............     $     .21       .21        .21       .21        .18       .18        .18       .18
                                  =======    ======     ======    ======     ======    ======     ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

     As of December 31, 2004, we also evaluated the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act and Rule 13a-15(f) under the Securities Exchange Act of 1934. The report of our Chief Executive Officer and Chief Financial Officer regarding management's internal control assessment is included in Item 8 and incorporated herein by reference.

     In order to produce reliable financial statements, management is responsible for establishing and maintaining effective internal controls over financial reporting. Management evaluates the effectiveness of its system of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Actions are taken to address potential control deficiencies that are identified. During fourth quarter 2004, we implemented enhanced reconciliation controls along with a strengthened information technology change management process to improve controls over ongoing modification to programs and data. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

     The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal control. KPMG LLP, independent registered public accounting firm, and the Company's internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

ITEM 9B. OTHER INFORMATION.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the registrant is included in the registrant's proxy statement under the headings "Election of Directors" and "Transactions with Certain Related Persons and Other Information" the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company included in this Form 10-K is included in "Item 1. Business." Information regarding beneficial ownership reporting compliance is included in the Company's proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and the information included therein is incorporated by reference.

     The Company has adopted a code of ethics as required by the listing standards of the Nasdaq National Market and the SEC. This code applies to all of its directors, officers and employees. The

Company has also adopted a charter for each of its audit committee, administrative/compensation committee and nominating and corporate governance committee and has posted the code of ethics and the committee charters on the Company's website at www.mafbancorp.com. The Company will post on its website any amendments to the code of ethics and waivers, if any, applicable to any of its directors or executive officers. The foregoing information will also be available in print and free of charge to any shareholder who requests such information.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of executive officers and directors is included in the registrant's proxy statement under the headings "Directors' Compensation," and "Executive Compensation" (excluding "Executive Compensation-Compensation Committee Report" and "Executive Compensation-Stock Performance Graph") and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is included in the Company's proxy statement under the headings "Voting Securities," and "Security Ownership of Certain Beneficial Owners," and "Information With Respect to Nominees, Continuing Directors and Others," and the information included therein is incorporated herein by reference.

EQUITY COMPENSATION PLANS

         The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2004:


                                                      NUMBER OF                            NUMBER OF SECURITIES
                                                    SECURITIES TO     WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                                   BE ISSUED UPON         EXERCISE          FOR FUTURE ISSUANCE
                                                     EXERCISE OF          PRICE OF             UNDER EQUITY
                                                     OUTSTANDING        OUTSTANDING         COMPENSATION PLANS
                                                      OPTIONS,            OPTIONS,         (EXCLUDING SECURITIES
                                                    WARRANTS AND          WARRANTS             REFLECTED IN
  PLAN CATEGORY                                        RIGHTS            AND RIGHTS             COLUMN (A))
-------------------------------------------        --------------     ----------------     ---------------------
                                                         (A)                (B)                     (C)
Equity compensation plans approved by
   security holders.........................       3,352,178(1)(2)       $30.29                 501,229
Equity compensation plans not approved by
   security holders.........................              --                 --                  15,217(3)
                                                   ----------             -----                 -------
Total.......................................       3,352,178             $30.29                 516,446
                                                   =========              =====                 =======

------------------
(1) Includes 72,532 stock options exercisable at a weighted average price of $21.29 per share relating to options granted under plans of acquired entities that were converted into MAF Bancorp stock options. No further grants will be made under such plans.
(2) Includes 42,602 restricted stock units granted to certain non-executive employees.
(3) Represents shares reserved for issuance under deferred compensation plans, which shares may be issued to executive officers and directors, if any, electing to defer cash compensation otherwise payable to them. The number of shares allocated to plan participants is determined based on the fair market value of shares at the time of compensation deferral.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is included in the Company's proxy statement under the heading "Transactions with Certain Related Persons and Other Information," and the information included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding fees paid to the independent auditors and the pre-approval policies and procedures of the Company's audit committee is included in the Company's proxy statement under the heading "Independent Auditors," and the information included therein is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1)    FINANCIAL STATEMENTS

          The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

          Consolidated Statements of Financial Condition at December 31, 2004 and 2003.

          Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002.

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

          Notes to Consolidated Financial Statements.

          Report of Management Regarding Internal Controls Over Financial Reporting.

          Report of Independent Registered Public Accounting Firm.

          Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting.

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

(a)(3)    EXHIBITS

          The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No. 2.  Plan of Acquisition, Reorganization, Arrangement,
                Liquidation or Succession

2.1 Agreement and Plan of Merger by and among MAF Bancorp, Inc., Classic Acquisition Corp. and Chesterfield Financial Corp. dated as of June 5, 2004. (Incorporated herein by reference to Exhibit 99.2 to Registrant's Form 8-K dated June 5, 2004).

Exhibit No. 3.  Certificate of Incorporation and By-laws.

3.1 Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K dated December 19,
          2000).

3.2 Amended and Restated By-laws. (Incorporated herein by reference to Exhibit No. 3 to Registrant's September 30, 2003 Form 10-Q).

Exhibit No. 10.  Material Contracts

10.1 Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.4 to Registrant's June 30, 1992 Form 10-K).*

------------------
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

10.2 MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.2 to Registrant's June 30, 1999 Form 10-Q and to Exhibit A to Registrant's Proxy Statement, dated March 23, 1998, relating to the 1998 Annual Meeting of Shareholders). *

10.3 Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.3 to Registrant's December 31, 2000 Form 10-K).*

10.4 MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No.
          10.5 to Registrant's December 31, 1998 Form 10-K).*

10.5 Amendment dated June 22, 1999 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.3 to Registrant's June 30, 1999 Form 10-Q).*

10.6 Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.5 to Registrant's December 31, 2000 Form 10-K).*

10.7 MAF Bancorp, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit B filed as part of Registrant's Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders).*

10.8 MAF Bancorp, Inc. Incentive Compensation Plan. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Form S-4/A dated October 14, 2003, Registration No. 333-108742).*

10.9      Form of Non-Qualified Stock Option Agreement.* +

10.10     Form of Incentive Stock Option Agreement.*+

10.11     Form of Annual Incentive Compensation Award Agreement.*+

10.12     Form of Long-Term Incentive Compensation Award Agreement.*+

10.13 St. Francis Capital Corporation 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation with the Commission on September 29, 1993, Registration No. 33-70012).*

10.14 St. Francis Capital Corporation 1997 Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation with the Commission on April 2, 1999, Registration No. 333-24057).*

10.15 Reliance Bancshares, Inc. 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed by Reliance Bancshares, Inc. with the Commission on June 3, 1997, Registration No. 333-28375).*

10.16 Amendment dated November 21, 2003 to the St. Francis Capital Corporation 1993 Incentive Stock Option Plan, 1997 Stock Option Plan, as amended, and the Reliance Bancshares, Inc. 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 99.4 to the Form S-8 Registration Statement filed by MAF Bancorp, Inc. with the Commission on December 5, 2003, Registration No. 333-110986). *

10.17 Credit Agreement dated as of November 30, 2001, as amended through November 29, 2002, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. (Incorporated herein by reference to Exhibit No. 10.6 to Registrant's Form 10-K for the year ended December 31, 2002).

------------------
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+  Filed herewith.

10.18 Amendment dated November 28, 2003, to the Credit Agreement dated as of November 30, 2001, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. (Incorporated herein by reference to Exhibit No. 10.20 to Registrant's Form 10-K for the year ended December 31,
          2003).

10.19 Amendment dated November 1, 2004, to the Credit Agreement dated as of November 30, 2001, as amended, between MAF Bancorp, Inc. and Harris Trust and Savings Bank. +

10.20 Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.8 to Registrant's June 30, 1990 Form 10-K). *

10.21 Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.2 to Registrant's June 30, 2001 Form 10-Q). *

10.22 Mid America Bank, fsb Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10.10 to Registrant's December 31, 1997 Form 10-K). *

10.23 Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10.11 to Registrant's December 31, 1997 Form 10-K).*

10.24 Deferred Compensation Agreement dated January 1, 1999 between St. Francis Bank, F.S.B. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.25 to Registrant's Form 10-K for the year ended December 31, 2003).*

10.25 Deferred Compensation Agreements dated January 1, 1998, January 1, 1996, January 19, 1994 and November 18, 1987 between St. Francis Capital Corporation, St. Francis Bank, F.S.B., Bank Wisconsin and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.26 to Registrant's Form 10-K for the year ended December 31, 2003).*

10.26 Deferred Compensation Agreement dated January 1, 1996, as amended, between St. Francis Capital Corporation, St. Francis Bank, F.S.B., Bank Wisconsin and Edward W. Mentzer. *+

10.27 MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.10 to Registrant's December 31, 1999 Form 10-K).*

10.28 Amendment dated January 30, 2001 to the MAF Bancorp, Inc. Shareholder Value Long-Term Incentive Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.15 to Registrant's December 31, 2000 Form 10-K).*

10.29 Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.13 to Registrant's December 31, 1998 Form 10-K). *

10.30 Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.1 to Registrant's March 31, 2001 Form 10-Q).*

10.31 Fidelity Federal Savings Bank Supplemental Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.33 to Registrant's Form 10-K for the year ended December 31, 2003).*

10.32 Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

10.33 Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

------------------
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+  Filed herewith.

10.34 Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal and various officers. *+

10.35 Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal and various officers. *+

10.36 Employment Agreement between MAF Bancorp, Inc. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.38 to Registrant's Form 10-K for the year ended December 31, 2003).*

10.37 Employment Agreement between Mid America Bank, fsb and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.39 to Registrant's Form 10-K for the year ended December 31, 2003).*

10.38 Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.40 to Registrant's Form 10-K for the year ended December 31, 2003).*

10.39 Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10.19 to Registrant's December 31, 1998 Form 10-K).*

10.40 Amendment dated October 19, 2001 to the Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10.20 to Registrant's December 31, 2001 Form 10-K). *

10.41 Amendment dated March 23, 2004 to the Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc., Mid America Bank, fsb and David C. Burba. (Incorporated herein by reference to Exhibit No. 10.1 to Registrant's March 31, 2004 Form 10-Q). *

Exhibit No. 12    Statements re: Computation of ratio of earnings
                  to fixed charges. +

Exhibit No. 21    Subsidiaries of the Registrant.+

Exhibit No. 23    Consent of KPMG LLP.+

Exhibit No. 24    Power of Attorney (Included on Signature Page)

Exhibit No. 31.1  Certification of Chief Executive Officer.+

Exhibit No. 31.2  Certification of Chief Financial Officer.+

Exhibit No. 32.1  Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

------------------
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MAF Bancorp, Inc.
                                          -------------------------------------
                                                     (Registrant)

                                      By:         /s/ Allen H. Koranda
                                          -------------------------------------
                                                   Allen H. Koranda
                                              Chairman of the Board and
                                               Chief Executive Officer

                                                    March 15, 2005
                                          -------------------------------------
                                                        (Date)

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


          /s/ Allen H. Koranda                         March 15, 2005
----------------------------------------            --------------------
            Allen H. Koranda                               (Date)
       Chairman of the Board and
        Chief Executive Officer
     (Principal Executive Officer)

         /s/ Jerry A. Weberling                        March 15, 2005
----------------------------------------            --------------------
           Jerry A. Weberling                              (Date)
      Executive Vice President and
  Chief Financial Officer and Director
     (Principal Financial Officer)

          /s/ Christine Roberg                         March 15, 2005
---------------------------------------             --------------------
            Christine Roberg                               (Date)
  First Vice President and Controller
     (Principal Accounting Officer)


---------------------------------------             --------------------
           Kenneth R. Koranda                              (Date)
       Vice Chairman of the Board


       /s/ Robert J. Bowles, M.D.                      March 15, 2005
---------------------------------------             --------------------
         Robert J. Bowles, M.D.                            (Date)
                Director

           /s/ David C. Burba                          March 15, 2005
---------------------------------------             --------------------
             David C. Burba                                (Date)
                Director

           /s/ David J. Drury                          March 15, 2005
---------------------------------------             --------------------
             David J. Drury                                (Date)
                Director

            /s/ Terry A. Ekl                           March 15, 2005
---------------------------------------             --------------------
              Terry A. Ekl                                 (Date)
                Director

          /s/ Harris W. Fawell                         March 15, 2005
---------------------------------------             --------------------
            Harris W. Fawell                               (Date)
                Director

           /s/ Joe F. Hanauer                          March 15, 2005
---------------------------------------             --------------------
             Joe F. Hanauer                                (Date)
                Director

          /s/ Barbara L. Lamb                          March 15, 2005
---------------------------------------             --------------------
            Barbara L. Lamb                                (Date)
                Director

           /s/ Thomas R. Perz                          March 15, 2005
---------------------------------------             --------------------
             Thomas R. Perz                                (Date)
                Director

       /s/ Raymond S. Stolarczyk                       March 15, 2005
---------------------------------------             --------------------
         Raymond S. Stolarczyk                             (Date)
                Director

        /s/ F. William Trescott                        March 15, 2005
---------------------------------------             --------------------
          F. William Trescott                              (Date)
               Director

           /s/ Lois B. Vasto                           March 15, 2005
---------------------------------------             --------------------
             Lois B. Vasto                                 (Date)
                Director

           /s/ Andrew J. Zych                          March 15, 2005
---------------------------------------             --------------------
             Andrew J. Zych                                (Date)
                     Director