Form 10-Q
period 2005-05-10
MAF BANCORP INC
filed 2005-05-10
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18121

MAF BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3664868 (I.R.S. Employer Identification No.)

55th Street & Holmes Avenue Clarendon Hills, Illinois (Address of Principal Executive Offices)	60514-1500 (Zip Code)

Registrant’s telephone number: (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes             No

The number of shares of common stock outstanding as of May 6, 2005: 32,287,504

                                                                                                                                                                           Page

Part I. Financial Information

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

Part II - Other Information

Item 1.	Legal Proceedings.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Submission of Matters to a Vote of Security Holders.	28
Item 5.	Other Information.	28
Item 6.	Exhibits	28
SIGNATURES		30

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$124,281	148,055
Interest-bearing deposits	33,597	56,089
Federal funds sold	83,774	42,854

Total cash and cash equivalents	241,652	246,998
Investment securities available for sale, at fair value	400,102	388,959
Stock in Federal Home Loan Bank of Chicago, at cost	233,916	278,916
Mortgage-backed securities available for sale, at fair value	1,038,672	948,168
Mortgage-backed securities held to maturity (fair value $268,927 and $244,615)	275,328	245,021
Loans receivable held for sale	28,660	39,521
Loans receivable, net	6,839,419	6,878,514
Allowance for loan losses	(36,249)	(36,255)

Loans receivable, net of allowance for loan losses	6,803,170	6,842,259

Accrued interest receivable	35,790	34,888
Foreclosed real estate	1,470	1,487
Real estate held for development or sale	40,173	35,091
Premises and equipment, net	144,158	140,898
Other assets	129,560	135,249
Goodwill	305,166	305,166
Intangibles	37,712	38,763

Total Assets	$9,715,529	9,681,384

Liabilities and Stockholders' Equity
Liabilities
Deposits	$6,014,946	5,935,708
Borrowed funds	2,575,155	2,600,667
Advances by borrowers for taxes and insurance	44,757	43,285
Accrued expenses and other liabilities	127,601	127,338

Total liabilities	8,762,459	8,706,998

Stockholders' equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,634,642 shares issued; 32,558,252 and 33,273,235 shares outstanding	336	336
Additional paid-in capital	526,052	522,047
Retained earnings, substantially restricted	486,050	468,408
Stock in Gain Deferral Plan; 245,467 shares at December 31, 2004	—	1,211
Accumulated other comprehensive loss, net of tax	(12,508)	(1,676)
Treasury stock, at cost; 1,076,390 and 361,407 shares	(46,860)	(15,940)

Total stockholders' equity	953,070	974,386

	$9,715,529	9,681,384

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended, March 31,
	2005	2004
Interest income:
Loans receivable	$89,827	82,908
Mortgage-backed securities available for sale	9,586	9,012
Mortgage-backed securities held to maturity	3,060	—
Federal Home Loan Bank of Chicago stock	4,248	6,250
Investment securities available for sale	3,765	3,272
Interest-bearing deposits and federal funds sold	1,038	565

Total interest income	111,524	102,007

Interest expense:
Deposits	21,843	17,253
Borrowed funds	22,142	20,725

Total interest expense	43,985	37,978

Net interest income	67,539	64,029
Provision for loan losses	—	300

Net interest income after provision for loan losses	67,539	63,729

Non-interest income:
Net gain on sale of:
Loans receivable	3,876	1,780
Mortgage-backed securities	—	489
Investment securities	498	2,834
Foreclosed real estate	134	146
Income from real estate operations	—	1,102
Deposit account service charges	7,646	7,856
Loan servicing fee income, net	681	241
Valuation recovery on mortgage servicing rights	125	555
Other loan fees	1,140	1,527
Brokerage commissions	1,015	1,096
Other	2,720	2,769

Total non-interest income	17,835	20,395

Non-interest expense:
Compensation and benefits	26,630	25,634
Office occupancy and equipment	6,981	6,503
Advertising and promotion	2,022	2,407
Data processing	2,044	2,118
Amortization of core deposit intangibles	737	740
Other	9,741	9,488

Total non-interest expense	48,155	46,890

Income before income taxes	37,219	37,234
Income taxes	13,042	12,440

Net income	$24,177	24,794

Basic earnings per share	.73	.75

Diluted earnings per share	.72	.73

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2005
	Common stock	Additional paid-in capital	Retained earnings	Gain Deferral Plan	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 31, 2004	$ 336	522,047	468,408	1,211	(1,676)	(15,940)	974,386

Comprehensive income:
Net income	—	—	24,177	—	—	—	24,177
Other comprehensive income (loss), net of tax:
Unrealized holding loss during the period	—	—	—	—	(10,509)	—	(10,509)
Reclassification adjustment of gains included in net income	—	—	—	—	(323)	—	(323)

Total comprehensive income	—	—	24,177	—	(10,832)	—	13,345

Exercise of 19,010 stock options,
and reissuance of treasury stock	—	—	(224)	—	—	828	604
Tax benefits from stock-related
compensation	—	58	—	—	—	—	58
Purchase of 644,000 shares of
treasury stock	—	—	—	—	—	(27,793)	(27,793)
Cash dividends declared, $0.23 per
share	—	—	(7,522)	—	—	—	(7,522)
Distribution of Gain Deferral Plan
shares	—	3,947	1,262	(1,262)	—	(3,955)	(8)
Dividends paid to Gain Deferral Plan	—	—	(51)	51	—	—	—

Balance at March 31, 2005	$ 336	526,052	486,050	—	(12,508)	(46,860)	953,070

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollar in thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$24,177	$24,794
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization of premiums, discounts and deferred loan fees	(2,890)	(2,720)
Provision for loan losses	—	300
FHLB of Chicago stock dividends	(4,202)	(6,250)
Net gain on sale of loans receivable	(3,876)	(1,780)
Net gain on sale of investment and mortgage-backed securities	(498)	(3,322)
Net gain on real estate held for development or sale	—	(1,102)
Amortization and impairment (recovery) of mortgage servicing rights, net	1,653	1,463
Depreciation and amortization	3,621	3,259
Amortization of core deposit intangibles	737	740
Deferred income tax expense (benefit)	(683)	7,640
Decrease in accrued interest receivable	(902)	(186)
Net (increase) decrease in other assets and liabilities	5,756	2,202
Loans originated and purchased for sale	(143,013)	(125,758)
Sale of loans originated and purchased for sale	234,400	134,578

Net cash provided by operating activities	114,280	33,858

Investing activities:
Loans originated and purchased for investment	(670,099)	(778,326)
Principal repayments on loans receivable	594,677	581,587
Principal repayments on mortgage-backed securities	61,176	43,674
Proceeds from maturities of investment securities available for sale	4,574	27,487
Proceeds from sale of:
Investment securities available for sale	25,506	34,318
Mortgage-backed securities available for sale	—	17,598
Real estate held for development or sale, including foreclosed real estate	908	4,504
Stock in Federal Home Loan Bank of Chicago	49,202	—
Purchases of:
Investment securities available for sale	(45,000)	(55,057)
Mortgage-backed securities available for sale	(158,899)	(24,847)
Real estate held for development or sale, including foreclosed real estate	(3,986)	(1,191)
Premises and equipment	(2,105)	(9,100)

Net cash used in investing activities	(144,046)	(159,353)

Financing Activities:
Proceeds from:
FHLB of Chicago advances	80,000	305,000
Unsecured line of credit	20,000	—
Repayments of:
FHLB of Chicago advances	(171,563)	(306,562)
Net increase in other borrowings	48,903	87,225
Net increase in deposits	79,810	38,412
Increase in advances by borrowers for taxes and insurance	1,472	3,255
Proceeds from exercise of stock options	609	2,069
Purchase of treasury stock	(27,852)	(11,397)
Cash dividends paid	(6,959)	(5,907)

Net cash provided by financing activities	24,420	112,095

Decrease in cash and cash equivalents	(5,346)	(13,400)
Cash and cash equivalents at beginning of period	246,998	221,962

Cash and cash equivalents at end of period	$241,652	$208,562

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$39,802	$34,825
Income taxes	3,449	501
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	757	504
Loans receivable swapped into mortgage-backed securities	40,887	104,582
Transfer of equity lines of credit from loans receivable, net to loans receivable available for sale	76,843	—

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004
(Unaudited)

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

        The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), Mid America Bank, fsb including its subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), for the three month periods ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004. All material intercompany balances and transactions have been eliminated in consolidation.

(2) Statement of Cash Flows

        For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(3) Reclassifications

        Certain reclassifications of 2004 amounts have been made to conform with the current period presentation.

(4) Earnings Per Share

        Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options and restricted stock units are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock. Weighted average shares used in calculating earnings per share are summarized below for the periods indicated:

	Three Months Ended March 31,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common
shareholders	$24,177	32,937,772	$.73	$24,794	33,063,842	$.75

Effect of dilutive securities:
Stock options		747,900			867,927

Diluted earnings per share:
Income available to common
shareholders plus assumed
conversions	$24,177	33,685,672	$.72	$24,794	33,931,769	$.73

(5) Stock Option Plans

        The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, compensation cost is recognized on restricted stock unit awards, but no compensation expense has been recognized for stock options granted under its plans. In accordance with SEC rules, the Company anticipates adopting the fair value method of expense recognition consistent with SFAS No. 123R “Share-Based Payment,” as of January 1, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on the fair value of stock based awards on the date of the grant. Had the Company elected to record compensation expense for stock option grants based on the fair value at the grant dates for stock option awards under those plans consistent with the method of SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table on the next page:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$24,177	24,794
Deduct: total stock option employee
compensation expense determined using the
Black-Scholes method for all awards,
net of related tax effects	528	782

Pro-forma net income	$23,649	24,012

Basic Earnings per Share
As Reported	$.73	.75
Pro-forma	.72	.73
Diluted Earnings Per Share
As Reported	.72	.73
Pro-forma	$.72	.73

(6) Commitments and Contingencies

        At March 31, 2005, we had outstanding commitments to originate loans of $779.7 million, of which $197.9 million were fixed-rate loans and $581.8 million were primarily hybrid adjustable-rate loans with initial fixed-rate terms of 3, 5 or 7 years. Prospective borrowers had locked the interest rate on $134.8 million of these commitments, of which $52.6 million were fixed-rate loans, with rates ranging from 5.0% to 7.25%, and $82.2 million were adjustable rate loans with rates ranging from 4.125% to 7.75%. The interest rates on the remaining commitments of $644.9 million float at current market rates. Included in the outstanding commitments were $62.5 million of business banking loans. At March 31, 2005, we had outstanding forward commitments to sell $72.6 million of fixed-rate mortgage loans and we had outstanding commitments to originate $139.6 million of floating rate equity lines of credit.

        At March 31, 2005, we had outstanding standby letters of credit, excluding land development, totaling $68.4 million. Of this amount $32.3 million is comprised of letters of credit to enhance developers’ industrial revenue bond financings of commercial real estate in the Bank’s market. Additionally, the Company had outstanding standby letters of credit totaling $5.6 million related to real estate development improvements.

        The Company could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless.

        At March 31, 2005, we had $13.0 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $40.9 million of loans sold with full recourse to other investors, and approximately $27.0 million of credit risk related to reinsurance obligations on loans with private mortgage insurance in force.

(7) Segment Information

        The Company utilizes the “management approach” for segment reporting. This approach is based on the way that management of the Company organizes lines of business for making operating decisions and assessing performance. Currently, the Company has two segments. The Banking segment includes our lending and deposit gathering operations as well as other financial services we offer to individual and business customers. The business of our Land Development segment primarily involves land acquisitions, obtaining necessary zoning and regulatory approvals and improving raw land into developed residential lots for sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the table on the next page:

	Three Months Ended March 31,
	2005			2004
	Banking	Land Development	Consolidated Total	Banking	Land Development	Consolidated Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$111,524	—	111,524	102,007	—	102,007
Interest expense	44,017	(32)	43,985	37,978	—	37,978

Net interest income	67,507	(32)	67,539	64,029	—	64,029
Provision for loan losses	—	—	—	300	—	300
Non-interest income	17,835	—	17,835	19,293	1,102	20,395
Non-interest expense	47,633	522	48,155	46,466	424	46,890

Income (loss) before income taxes	37,709	(490)	37,219	36,556	678	37,234
Income tax expense (benefit)	13,249	(207)	13,042	12,171	269	12,440

Net income (loss)	$24,460	(283)	24,177	24,385	409	24,794

Average assets	$9,620,001	38,496	9,658,497	8,904,472	32,929	8,937,401

(8) Goodwill and Intangible Assets

        Goodwill had a net carrying amount of $305.2 million at March 31, 2005. All of the Company’s goodwill is in the Banking segment. The Company evaluates goodwill for impairment at least annually. An evaluation was completed as of May 31, 2004. No impairment was deemed necessary as a result of the Company’s analysis.

The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2004	$13,066	25,697	38,763
Additions	—	1,339	1,339
Amortization expense	(737)	(1,778)	(2,515)
Valuation allowance recovery, net	—	125	125

Balance at March 31, 2005	$12,329	25,383	37,712

The following is a summary of intangible assets subject to amortization:

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$26,577	(14,248)	12,329	26,577	(13,511)	13,066
Mortgage servicing rights(1)	32,423	(7,040)	25,383	31,890	(6,193)	25,697

Total	$59,000	(21,288)	37,712	58,467	(19,704)	38,763

(1)	The carrying amounts for March 31, 2005 and December 31, 2004 are net of impairment reserves of $46,000 and $171,000, respectively.

        Amortization expense for core deposit intangibles and mortgage servicing rights for the three months ended March 31, 2005 and estimates for the nine months ending December 31, 2005 and five years thereafter are as follows. These estimates are based on the net carrying amount of the Bank’s core deposit intangibles and mortgage servicing rights as of March 31, 2005.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the three months ended March 31, 2005	$737	1,778
Estimated Amortization Expense:
For the nine months ending December 31, 2005	2,200	4,600
For the year ending December 31, 2006	2,200	4,900
For the year ending December 31, 2007	1,600	3,900
For the year ending December 31, 2008	1,400	3,300
For the year ending December 31, 2009	1,200	3,000
For the year ending December 31, 2010	1,100	2,700

(9) Post-Retirement Plans

        The Bank sponsors a supplemental executive retirement plan (“SERP”) for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The Bank also provides employees and directors post-retirement medical benefits. The components of the net periodic benefit cost of post-retirement plans are as follows:

	Three Months Ended March 31,
	SERP		Retirement Medical Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$204	166	—	25
Interest cost	96	77	8	25
Amortization of unrecognized net
transition obligation	—	—	—	1
Amortization of unrecognized prior
service cost	—	—	(29)	—
Amortization of unrecognized net loss	13	2	11	7

Net periodic benefit cost	$313	245	(10)	58

(10) New Accounting Pronouncements

        Other-Than-Temporary Impairment. In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

        With the release of FASB Staff Position (“FSP”) EITF Issue 03-1-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of EITF 03-1 remain in effect and were presented in Notes 3 and 4 of the 2004 Annual Report on Form 10-K. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

        Stock Based Compensation. In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values determined at the date of the grant. Under SEC guidance, the applicable effective date of SFAS No. 123R is the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting the fair value method of expense recognition as of January 1, 2006, in accordance with SFAS No. 123R, “Share-Based Payment,” which is effective as of the beginning of next fiscal year after June 15, 2005. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements based on the time of vesting beginning with the effective date, under the requirements of SFAS No. 123R for all shared-based payments granted after that date and under the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that vest after the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statement of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

        The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Had the Company adopted stock option expensing in prior periods, the impact would have approximated that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share in Note 1, “Summary of Accounting Policies,” of the 2004 Annual Report on Form 10-K.

        The Company currently utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company expects to evaluate the alternative models, including the underlying valuation assumptions, and has not yet determined which model it will use to measure the fair value of stock options upon the adoption of SFAS No. 123R.

        In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance related to valuation methods (including assumptions such as expected volatility and expected term), accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Result of Operations subsequent to adoption of Statement 123R.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contains, and other periodic reports and press releases of the Company may contain, forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected overhead, infrastructure and compliance costs, unanticipated changes in interest rates or further flattening of the yield curve, less than anticipated balance sheet growth, demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions which could result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for financial services and residential real estate in the Company’s market area, unanticipated problems in closing pending real estate contracts or slowdown in real estate lot sales, delays in real estate development projects, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

        MAF Bancorp, Inc. was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb (“Bank”), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Today, the Bank is one of the largest community-oriented financial institutions in the Chicago and Milwaukee metropolitan areas and serves both retail and business banking customers. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc. (“MAFD”), a business we started at the Bank in 1974.

        We offer various financial services to retail and business banking customers through a network of 72 branches in Illinois and southeastern Wisconsin. In Illinois, the Bank now operates 49 branches located in residential neighborhoods in the City of Chicago and throughout suburban communities in the Chicago metropolitan area. We have significant market penetration in northwest Chicago and west and southwest suburban areas of Cook, DuPage, Will and Kane counties. In Wisconsin, the Bank serves communities in the Milwaukee area through 23 retail branches under the name of St. Francis Bank, a division of Mid America Bank, fsb. All of our locations are full-service branches, many of which offer customers the convenience of drive-up facilities.

         We expect to continue to search for and evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or which allow the Company to expand outside its current primary market areas, as we have done in recent years. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and may involve earnings per share dilution depending on the Company’s timing and success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Critical Accounting Policies and Estimates

        Our discussion and analysis of the Company’s financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, and are more fully described in Note 1 of the consolidated financial statements found in the Company’s Form 10-K for the fiscal year ended December 31, 2004 in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends, and other information available. We believe that of significant accounting policies, the following involve a higher degree of judgment and complexity.

        Allowance for loan losses. We maintain an allowance for loan losses to cover management's estimate of probable losses inherent in the bank's loan portfolio. In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. The allowance for loan losses is established through a provision for loan losses that is recorded in the consolidated statement of operations.

        Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. Estimated value is also affected by additional assumptions relating to loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. A recovery of $125,000 was recorded in the first three months of 2005 compared to a $555,000 recovery in the prior year period. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

        Valuation of goodwill and intangible assets. In accounting for acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposit intangibles. The amounts we record are based on our estimates of the fair value of assets and liabilities acquired. The valuation techniques we use to determine the carrying value of tangible and intangible assets and liabilities acquired in acquisitions and the estimated lives of the identifiable intangible assets involve a number of subjective judgments such as estimates for discount rates, projected future cash flows and time period of useful lives, all of which are susceptible to change based on changes in economic conditions and other factors. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds the remaining value we are reasonably likely to realize. Similarly, on an annual basis we evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the segment reporting level, and all of our goodwill is recorded in our banking segment since it comprises a single component.

        While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and could have impacted our amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in the Fidelity or St. Francis acquisition, the value of the mortgage loans we acquired would have been less and the goodwill we recorded would have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in 2004 or 2005. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets which adversely affect their value or shortens estimated lives would adversely affect our results of operations. At March 31, 2005, our goodwill was $305.2 million and our identifiable intangible assets (core deposits) amounted to $12.3 million. We recorded $737,000 of amortization of core deposit intangibles during the first quarter of 2005 and $740,000 during the first quarter of 2004. There was no goodwill impairment recorded in 2005 or 2004.

        Real estate held for development. Profits from lot sales in the Company’s real estate developments are based on cash received less the estimated cost of sales per lot in the development, including capitalized interest and an estimate of future costs to be incurred. This is especially true at the outset of a project, where few actual costs have been incurred in the project as a whole. The estimate of total project costs is reviewed on a quarterly basis by project management. Estimates are subject to change for various reasons, including the duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. The changes in lot sale profits on past sales that result from, changes in estimated future costs are recognized in the period of that change as either a charge or an addition to income from real estate operations. Additionally, management periodically evaluates the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. Currently, the net realizable value of each land development project the Company is engaged in exceeds the recorded cost of the project.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Overview

        The following table highlights selected financial information for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income	$24,177	24,794
Diluted earnings per share	.72	.73
Average diluted shares outstanding	33,685,672	33,931,769
Interest rate spread	2.82%	2.90
Net interest margin	3.04	3.10
Average loans receivable	$6,910,358	6,457,794
Average interest-earning assets	8,899,553	8,264,886
Average assets	9,658,497	8,937,401
Average deposits	5,476,756	5,154,067
Average interest-bearing liabilities	8,045,667	7,472,967
Return on average assets(1)	1.00%	1.11
Return on average equity(1)	9.99	10.88
Efficiency ratio(2)	56.74	57.82
1-4 family loan originations	$414,729	553,422
Loan sales	230,732	133,481
Gain on sale of loans	3,876	1,780

(1)	Annualized.

(2)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain/(loss) on sale and writedown of mortgage-backed and investment securities.

o	Net income and net income per diluted share for the first quarter of 2005 were relatively flat compared to the first quarter of 2004 primarily due to lower non-interest income, as the higher cost of operating a larger franchise largely offset increased net interest income.

o	The 12.6% decline in non-interest income is due to higher securities gains and real estate development income during the 2004 quarter. We recorded no income from real estate operations during the first quarter of 2005, as the closings of pending lot sales in our new Springbank development will not commence until the third quarter of 2005.

o	Growth in average earning assets of approximately 7.7% over the past year contributed to a 5.5% increase in net interest income compared to the prior year quarter. Rising short-term interest rates and further flattening of the yield curve during the quarter resulted in modest margin compression compared to the prior year quarter and the fourth quarter of 2004.

o	Home equity line of credit balances were up $285 million after the sale of $77 million of equity line of credit balances during the quarter at a gain of $1.9 million. We intend to continue to pursue originations of home equity lines for portfolio growth and potential sales.

o	Average deposits grew by approximately 6.3% compared to the prior year quarter. About $350 million of our balance sheet growth year over year is attributable to the Chesterfield acquisition we completed in the fourth quarter of 2004.

Net Interest Income and Net Interest Margin

        Net interest income increased to $67.5 million for the three months ended March 31, 2005, from $64.0 million for the three months ended March 31, 2004, primarily due to a $635 million increase in average interest-earning assets, primarily in loans and mortgage-backed securities. Our interest rate spread declined to 2.82% compared to 2.90% in the prior year quarter, while the net interest margin declined to 3.04% for the quarter compared to 3.10% the previous year quarter.

        The average yield on interest-earning assets increased ten basis points to 5.04% for the three months ended March 31, 2005 from 4.94% for the three months ended March 31, 2004. This increase was due primarily to an increase in the yield on loans receivable and mortgage-backed securities, partially offset by a decline in the yield on investment securities. The yield on loans receivable increased to 5.22% for the first quarter of 2005 from 5.14% for the first quarter of 2004 primarily as a result of an increase in the yield on the equity line of credit portfolio, which in a rising rate environment, reprices more quickly than other components of the loan portfolio. The yield on mortgage-backed securities also benefited from rising interest rates, increasing 31 basis points to 4.05% for the three months ended March 31, 2005 from 3.74% for the three months ended March 31, 2004. The yield on investment securities declined to 5.00% for the first quarter 2005 from 5.11% for the first quarter 2004 due primarily to a decrease in the dividends earned on investments in FHLB of Chicago stock (5.5% during the first quarter of 2005 compared to 6.5% during the first quarter of 2004) as well as a decrease in the Bank’s average investment in FHLB of Chicago stock ($260.4 million in the first quarter of 2005 versus $387.9 million in the first quarter of 2004).

        The average cost of interest-bearing liabilities increased 18 basis points to 2.22% for the three months ended March 31, 2005 from 2.04% for the three months ended March 31, 2004. This increase was due primarily to an increase in the cost of deposits, partially offset by a decline in the cost of borrowed funds. The cost of deposits increased 28 basis points to 1.62% for the first quarter of 2005 from 1.34% for the first quarter of 2004 largely due to higher rates on money market accounts and certificates of deposit driven by higher short-term interest rates and more aggressive deposit pricing as the Company competes for deposit growth in its market. The cost of borrowed funds decreased eight basis points to 3.50% for the first quarter of 2005 from 3.58% for the first quarter of 2004 primarily due to the maturing of FHLB advances that had higher fixed interest rates. As previously disclosed, the Company expects that the flatter yield curve and increased competition for deposits is likely to pressure its net interest margin throughout 2005.

        The net interest margin declined during the quarter as deposits and other borrowings repriced faster than asset yields as short-term interest rates rose. The six basis point improvement in the yield on loans receivable was primarily the result of an increase in the yield on the equity line of credit portfolio, which in a rising rate environment, reprices more quickly than other components of the loan portfolio. The 11 basis point rise in the cost of deposits is largely due to higher rates on money market accounts and certificates of deposit driven by the higher short-term interest rates and more aggressive deposit pricing as the Company completes for deposit growth in its markets.

        The increase in average interest-earning assets and liabilities during the quarter were the result of the acquisition of Chesterfield Financial Corp., which closed on October 31, 2004. Average interest-earning assets grew $95 million or 1.1% during the quarter, with growth occurring primarily in the balance of mortgage-backed securities, which increased $191 million, or 18%, primarily to redeploy proceeds from loan sales and the redemption of stock in the Federal Home Loan Bank of Chicago. Average loans receivable balances declined by $50.9 million during the quarter as loan origination volumes were lower than in the fourth quarter of 2004, the Bank experienced some large, expected paydowns on business banking loans and growth in equity line of credit balances has slowed from the strong growth experienced in the last three quarters of 2004.

        The growth in average interest-earning assets during the quarter was primarily funded by deposits. Compared to the fourth quarter of 2004, the average balance of interest-bearing deposits rose by $131 million, or 2.4%, to $5.48 billion during the first quarter of 2005.

Average Balances/Rates

        The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. Loans receivable balances include non-accrual loans. The yield/cost at March 31, 2005, includes fees that are considered adjustments to yield.

	Three Months Ended March 31,
	2005			2004			At March 31, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$6,910,358	89,827	5.22%	$6,457,794	82,908	5.14%	$6,868,079	5.30%
Mortgage-backed securities	1,247,914	12,646	4.05	963,384	9,012	3.74	1,314,000	4.41
Stock in FHLB of Chicago	260,430	4,248	6.62	387,940	6,250	6.46	233,916	5.50
Investment securities	390,146	3,765	3.91	359,138	3,272	3.65	400,102	3.57
Interest-bearing deposits	50,626	445	3.56	61,482	323	2.11	33,597	2.58
Federal funds sold (1)	40,079	593	6.00	35,148	242	2.76	83,774	2.62

Total interest-earning assets	8,899,553	111,524	5.04	8,264,886	102,007	4.94	8,933,468	5.06
Non-interest earning assets	758,944			672,515			782,061

Total assets	$9,658,497			$8,937,401			$9,715,529

Liabilities and stockholders'
equity:
Deposits	5,476,756	21,843	1.62	5,154,067	17,253	1.34	5,516,286	1.73
Borrowed funds	2,568,911	22,142	3.50	2,318,900	20,725	3.58	2,575,155	3.77

Total interest-bearing
liabilities	8,045,667	43,985	2.22	7,472,967	37,978	2.04	8,091,441	2.38
Non-interest bearing deposits	471,341			426,831			498,660
Other liabilities	173,146			126,403			172,358

Total liabilities	644,487			553,234			666,362
Stockholders' equity	968,343			911,200			953,070

Liabilities and stockholders'
equity	$9,658,497			$8,937,401			$9,715,529

Net interest income/ interest
rate spread		67,539	2.82%		64,026	2.90%		2.69%

Net earning assets/net yield on
average interest-earning assets	$853,886		3.04%	$791,919		3.10%	$842,027

Ratio of interest-earning assets
to interest-bearing liabilities			110.61%			110.60%		110.41%

(1)	Includes pro-rated share of interest income received on outstanding drafts payable.

Rate/Volume Analysis of Net Interest Income

        The table below shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on the Bank’s interest income and interest expense for the periods indicated. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2005 Compared to March 31, 2004
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	5,583	1,336	6,919
Mortgage-backed securities	2,835	799	3,634
Investment securities	270	223	493
Stock in FHLB of Chicago	(2,081)	79	(2,002)
Interest-bearing deposits	(66)	188	122
Federal funds sold	37	314	351

Total	6,578	2,939	9,517
Interest expense:
Deposits	1,075	3,515	4,590
Borrowed funds	1,992	(575)	1,417

Total	3,067	2,940	6,007

Net change in net interest income	3,511	(1)	3,510

Provision for Loan Losses

        The Bank recorded no provision for loan losses during the first quarter of 2005 compared to $300,000 in the prior year first quarter. Net charge-offs for the three months ended March 31, 2005 were $6,000 compared to $418,000 for the three months ended March 31, 2004. At March 31, 2005, the Bank’s allowance for loan losses was $36.2 million, which equaled ..53% of total loans receivable, compared to $36.3 million, or .53% at December 31, 2004, and $34.4 million or .53% at March 31, 2004. The provisions recorded in 2004 were primarily due to the change in the mix of loans and non-performing loans, as well as chargeoffs incurred.

Non-Interest Income

        Non-interest income decreased $2.6 million, or 12.6% to $17.8 million in the first quarter of 2005, compared to $20.4 million for the quarter ended March 31, 2004. Included in non-interest income in the 2004 period were gains on the sale of investment securities of $2.8 million and income from real estate development of $1.2 million. In the 2005 period we recorded $498,000 of gain on sale of investment securities and no income from real estate development.

Loan Originations, Sales and Servicing

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Originations and Purchases
1-4 family mortgage loans:
Fixed-rate	$134,101	$227,767
Adjustable rate	280,629	325,655

Total	414,729	553,422

Loan Sales
1-4 family mortgage loans:
Fixed-rate	$145,525	$128,649
Adjustable rate	8,364	4,832

Total	153,889	133,481
Equity lines of credit	76,843	—

Total loans sold	$230,732	$133,481

Gain on sale of 1-4 family mortgages	$1,946	$1,780
Gain on sale of equity lines of credit	1,930	—

Total loan sale gains	$3,876	$1,780

Margin on 1-4 family loan sale (basis points)	126	133
Margin on equity lines of credit sale (basis points)	251	—
Loan Servicing
Loan servicing fee income	$681	$241
Valuation recovery on mortgage servicing rights	125	555
Capitalized mortgage servicing rights as a percentage
of loans serviced for others (basis points)	69	71

        The Company completed its first sale of home equity lines, totaling $76.8 million resulting in a gain of $1.9 million, in the first quarter of 2005. The Company is expanding its wholesale equity line of credit production and expects to continue sales of these single-service loan types during 2005 if favorable pricing trends continue. The decline in traditional loan sale volume during the quarter was due primarily to the overall slowdown in residential lending.

Deposit Account Service Charges

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Deposit service charges	$7,646	$7,856
Deposit service fees/total revenue	9.0%	9.3%
	At
	March 31, 2005	December 31, 2004	March 31, 2004
Number of checking accounts	246,500	245,000	235,600

        While deposit account service fees remained relatively stable with fees recorded in last year’s first quarter, the average fees per checking account declined. On a sequential quarter basis this revenue source was down 12% compared to the fourth quarter of 2004, reflecting heavy competition for consumer checking accounts and declines in consumer overdraft activity.

Real Estate Development Operations

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Real estate development income	$—	$1,102
Residential lot sales	—	15

        The Company had no real estate development income during the quarter as we continued work in our new Springbank development in Plainfield, IL. We received approval from the village of Plainfield for this project which contains 1,599 residential lots, 281 multi-family lots and 45.8 acres of commercial parcels, in October 2004. As a result of a delay in receiving municipal approvals, lot sale closings previously expected in 2004 are now expected to begin in the third quarter of 2005. The Company has offered initial lots for sale to builders in the first phase of the development and has experienced healthy demand to date. At March 31, 2005, 169 lots were under contract for sale in Springbank.

	At March 31,
	2005	2004
	(Dollars in thousands)
Pending lot sales at quarter end	169	58
Investment in real estate	$40,173	$32,557

        At March 31, 2005, three lots remain to be sold in our Tallgrass development and four lots remaining in our Shenandoah development. The increase in the balance of investment in real estate as compared to a year ago relates primarily to completed land purchases for the Springbank joint venture development.

Securities Sales

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net gain on sale of:
Investment securities	$498	$2,834
Mortgage-backed securities	—	$489

        The gain on investment securities during the first quarter of 2005 resulted from the dissolution of stock in a regional ATM network. For the three months ended March 31, 2004, the gain on sale of investment securities included net gains of $2.7 million on the sale of three investment securities on which other-than-temporary impairment writedowns had been taken in prior years.

Non-Interest Expense

        Non-interest expense increased $1.3 million, or 2.7% to $48.2 million for the three months ended March 31, 2005 compared to $46.9 million for the three months ended March 31, 2004. The added cost of management personnel and infrastructure needed to facilitate growth over the past year and to address the increased compliance burden under new regulations also added to the increase. The table below indicates the composition of non-interest expense for the three-month periods indicated.

	Three Months Ended March 31,
	2005	2004	Percentage Increase (Decrease)
	(Dollars in thousands)
Compensation	$19,870	19,635	1.2%
Employee benefits	6,760	5,999	12.7

Total compensation and benefits	26,630	25,634	3.9

Occupancy expense	5,021	4,561	10.1
Furniture, fixture and equipment expense	1,960	1,942	0.9
Advertising and promotion	2,022	2,407	(16.0)
Data processing	2,044	2,118	(3.5)
Amortization of core deposit intangibles	737	740	(0.4)
Other expenses:
Professional fees	1,524	1,029	48.1
Stationery, brochures and supplies	832	838	(0.7)
Postage	712	780	(8.7)
Telephone	601	729	(17.6)
Transaction fraud losses	371	582	(36.3)
Correspondent banking services	463	461	0.4
Title fees, recording fees and credit report expense	643	430	49.5
Security expense	418	337	24.0
ATM network fees	167	59	183.1
Insurance costs	454	419	8.4
FDIC premiums and OTS assessment	591	554	6.7
Real estate held for investment expenses(1)	1,016	1,010	0.6
Other	1,949	2,260	(13.8)

Total other expenses	9,741	9,488	2.7

	$48,155	46,890	2.7%

(1)	Expenses from SF Equities, a subsidiary of the Bank that invests in affordable housing properties in Wisconsin.

        During the current quarter, compensation and benefits increased 3.9%, primarily due to higher incentive and employment related tax expenses and medical costs.

        Occupancy costs have increased over the prior year quarter due to the costs related to operating 72 branches, compared to 67 branches at March 31, 2004.

        Advertising and promotion expenses decreased from the prior year quarter due to the significant high rate checking account advertising campaign we conducted in the first quarter of 2004. We expect annual advertising and promotion costs in 2005 to exceed 2004 expenditures.

        The large increase in professional fees from the prior year quarter reflects higher costs related to ongoing Sarbanes-Oxley compliance and consulting fees related to various other compliance and efficiency improvement projects.

Income Tax Expense

        Income tax expense totaled $13.0 million for the three months ended March 31, 2005, equal to an effective income tax rate of 35.0%, compared to $12.4 million or an effective income tax rate of 33.4% for the three months ended March 31, 2004. The effective income tax rate was lower in 2004 due to the resolution of certain prior years’ income tax matters.

Changes in Financial Condition

        Total assets of the Company were $9.71 billion at March 31, 2005, an increase of $29.5 million, or .3% from $9.68 billion at December 31, 2004. This increase has been driven by an increase in mortgage-backed securities, partially offset by redemptions of FHLB stock and decreases in loans receivable. Loans receivable decreased as a result of the sale of $76.8 million of equity line of credit balances during the first quarter of 2005 and $37.2 million of 15-year fixed-rate loans that were swapped into a mortgage-backed security classified as held to maturity. The growth in deposits was the primary funding source for the increase in assets.

	March 31, 2005	December 31, 2004	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$241,652	246,998	(5,346)	(2.2)%
Investment securities available for sale	400,102	388,959	11,143	2.9
Stock in FHLB of Chicago	233,916	278,916	(45,000)	(16.1)
Mortgage-backed securities available for sale	1,038,672	948,168	90,504	9.5
Mortgage-backed securities held to maturity	275,328	245,021	30,307	12.4
Loans receivable	6,831,830	6,881,780	(49,950)	(0.7)
Goodwill and intangibles	342,878	343,929	(1,051)	(0.3)
Other	351,151	347,613	3,538	1.0

Total Assets	$9,715,529	9,681,384	34,145	0.4

Liabilities and Equity:
Deposits	$6,014,946	5,935,708	79,238	1.3%
Borrowed funds	2,575,155	2,600,667	(25,512)	(1.0)
Other liabilities	172,358	170,623	1,735	0.1

Total Liabilities	8,762,459	8,706,998	55,461	0.6
Stockholders' equity	953,070	974,386	(21,316)	(2.2)

Total Liabilities and Equity	$9,715,529	9,681,384	34,145	0.4

Loans Receivable.     The following table sets forth the composition of the Bank's loans portfolio by loan type at the dates indicated.

	At
	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
	(Dollars in thousands)

One- to four-family	$4,038,442	4,036,826	4,018,966	4,043,511	3,918,862
Equity lines of credit	1,262,681	1,280,954	1,175,214	1,061,783	977,462
Home equity loans	54,074	55,136	55,033	62,793	61,167
Multi-family	654,574	646,269	653,693	648,664	623,269
Commercial	492,412	504,521	524,577	510,584	497,189
Construction	117,805	135,249	108,148	107,527	133,375
Land	63,110	64,564	69,196	77,636	75,084
Consumer loans	8,479	7,650	7,661	11,830	27,421
Commercial business loans	147,842	147,345	138,888	134,491	138,122

Total loans receivable, net	$6,839,419	6,878,514	6,751,376	6,658,819	6,451,951

Deposits.     The following table sets forth the composition of the deposits by type at March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$246,891	4.1%	—	$239,249	4.0%	—
Non-interest bearing checking	251,769	4.2	—	250,569	4.2	—
Interest-bearing checking	906,577	15.1	.94	972,009	16.4	.94
Commercial money market	86,705	1.4	1.85	64,810	1.1	1.34
Money markets	667,740	11.1	1.38	611,507	10.3	.97
Passbook	1,386,562	23.0	.57	1,399,099	23.6	.57

	3,546,244	58.9	.77	3,537,243	59.6	.68

Certificates of deposit	2,466,414	41.1	2.83	2,395,605	40.4	2.66

Unamortized premium	2,288	—	—	2,860	—	—

Total deposits	$6,014,946	100.0%	1.62%	$5,935,708	100.0%	1.48%

At March 31, 2005, the Bank had $317.6 million of certificates of deposit at an average rate of 2.68% with original maturities of 13 to 23 months, which contain a one-time option for the owner to increase the interest rate to current rates.

Borrowed Funds. The following is a summary of the Company’s borrowed funds at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank advances:
Fixed rate	$1,896,562	4.26%	$1,988,125	4.42%
Floating rate	200,000	2.88	200,000	2.32

Total FHLB advances	2,096,562	4.13	2,188,125	4.22
Reverse repurchase agreement	350,000	2.95	300,000	2.42
Other borrowings	24,565	1.58	25,662	1.59
Unsecured term loan	70,000	3.88	70,000	3.29
Unsecured line of credit	30,000	3.65	10,000	3.43
Unamortized premium	4,028	—	6,880	—

Total borrowed funds	$2,575,155	3.93%	$2,600,667	3.96%

        Included in FHLB of Chicago advances at March 31, 2005 are $365.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, which mature beyond 2005 and are putable at the discretion of the FHLB of Chicago as follows: $290.0 million at 4.90% in 2005, $75.0 million at 2.94% in 2006. The average term to maturity on these advances is 45 months, while the average term to put is six months. At inception, the Bank received a lower interest rate on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances prior to their final maturity. If put, the FHLB of Chicago will provide replacement funding, should the Bank want or need to refinance the borrowing, at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions. Of the FHLB advances we had outstanding at March 31, 2005, we currently expect $50.0 million (with an average rate of 2.52%) to be put back to us during the remainder of 2005.

        At March 31, 2005, all reverse repurchase agreements totaled $350.0 million and are floating rate with remaining terms to maturity ranging from twelve months to 4.5 years. The interest rate on $250.0 million of these agreements is tied to the prime rate and ranges from prime minus 275 basis points to prime minus 280 basis points. The remaining $100.0 million have interest rates ranging from three-month LIBOR minus 50 basis points to three-month LIBOR minus 75 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly starting in 2006.

Stockholders’ Equity. On February 1, 2005, our Gain Deferral Plan was terminated and the remaining shares were distributed to the two plan participants upon termination with a net effect to stockholders’ equity of ($8,000). See “Liquidity and Capital Resources” for a further discussion of shares repurchased and cash dividends paid also affecting stockholder’s equity. Stockholders' equity was also impacted by the $10.8 million decline in the fair value of the Company's available for sale securities portfolio resulting from the substantial increase in short-term interest rates during the quarter.

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

        The following table sets forth information regarding non-accrual loans, non-accrual investment securities, and foreclosed real estate of the Bank.

	At
	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$22,057	23,629	22,984	24,206	24,604
Equity lines of credit	4,587	3,449	2,962	2,194	2,008
Home equity loans	849	875	1,235	377	530
Multi-family	1,270	1,826	1,288	1,035	1,338
Commercial real estate	1,088	1,294	1,578	273	1,118
Consumer loans	108	79	57	184	182
Commercial business loans	350	321	453	675	479

Total	$30,309	31,473	30,557	28,944	30,259

Non-performing loans to total loans	.44%	.46	.45	.43	.47

Foreclosed real estate, net of reserves:
One- to four-family	$1,470	1,487	1,135	2,208	1,920

Total non-performing assets	$31,779	32,960	31,692	31,152	32,179

Total non-performing assets to total assets	.33%	.34	.34	.33	.35

        Non-performing loans were $30.3 million, or .44% of total loans receivable at March 31, 2005, compared to $31.5 million, or .46% of loans receivable at December 31, 2004, and $30.3 million, or ..47% of total loans receivable at March 31, 2004. The decrease of $2.5 million for one- to four-family during the first quarter of 2005 compared to the first quarter of 2004 was essentially offset by a $2.6 million increase for equity lines of credit for the same periods. Non-performing assets were $31.8 million or .33% of total assets at March 31, 2005, compared to $33.0 million or .34% of total assets at December 31, 2004, and $32.2 million or .35% of total assets at March 31, 2004.

        For the quarter ended March 31, 2005, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $461,000, compared to $516,000 for the three months ended March 31, 2004.

Non-Performing Residential Loans. Ratios for loans secured by one-to four-family residential properties were as follows:

	March 31, 2005	December 31, 2004	March 31, 2004
One- to four-family loans as a percentage of total loans	78%	77%	77%
Non-performing one- to four-family loans as a percentage of total non-performing loans	91	89	90
Percentage of non-performing one- to four- family loans with private mortgage insurance or other guarantees	45	46	40
Average loan-to-value of non-performing one- to four-family loans without private mortgage insurance or other guarantees	66	66	60

        Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful” or “loss.” In addition, a “special mention” category consists of assets, which currently do not expose the Company to a sufficient degree of risk to warrant classification, but do possess deficiencies or other characteristics deserving management’s close attention.

        In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem assets in its portfolio to determine whether any loans or investments require classification in accordance with applicable regulations. At March 31, 2005 and December 31, 2004 all of the Banks non-performing loans were classified as substandard. In addition, at March 31, 2005, the Bank had classified $3.7 million of multi-family loans and $24.8 million of commercial loans as substandard for regulatory purposes that were still accruing interest. The Bank also had $1.4 million of commercial loans classified as doubtful of which $56,000 were non-accrual and the remaining were still accruing interest. Special mention loans at March 31, 2005 and December 31, 2004 totaled $10.5 million and $10.2 million, respectively.

Allowance for Loan Losses

        Activity in the allowance for loan losses is summarized in the following table for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$36,255	34,555
Provision for loan losses	—	300
Charge-offs	(133)	(441)
Recoveries	127	23

Balance at end of period	$36,249	34,437

        The allowance for loan losses to total loans at March 31, 2005 and December 31, 2004 was .53%. The allowance for loan losses to non-performing loans increased to 119.59% at March 31, 2005, from 115.18% at December 31, 2004, reflecting the decline in non-performing loans. Management believes the allowance for loan losses was adequate at March 31, 2005.

Liquidity and Capital Resources

        Our holding company manages liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our land development operation, and planned repurchases of common stock. Our major sources of funds are dividends from the Bank, which are subject to regulatory limitations, and to a lesser extent, cash flow from our land development operation. Additionally, we maintain a $55 million unsecured line of credit with a Chicago-based commercial bank under which we had $25 million of remaining availability at March 31, 2005.

        Subsequent to March 31, 2005, we formed a special purpose finance subsidiary, and the subsidiary issued $30 million in trust preferred securities on April 15, 2005. The trust preferred securities mature in 30 years and are callable at par in five years at the Company’s option. The Company will pay interest on the indebtedness at 3 month LIBOR plus 1.75%, resetting quarterly. The proceeds were used to repay amounts drawn on the Company’s existing $55 million line of credit, which remains available for general corporate purposes, including the Company’s stock repurchase program.

        During the three months ended March 31, 2005, the Company’s principal uses of funds were cash dividends to shareholders and stock repurchases. During the current three month period, the Company repurchased 644,000 shares of its common stock at an average price of $43.16 per share, for a total of $27.8 million, and declared common stock dividends of $.23 per share, for a total of $7.5 million.

        The Bank’s principal sources of funds are deposits, advances from the FHLB of Chicago and other borrowings, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Decisions to sell investment securities and other assets are also generally market driven, although the Bank may at times sell these assets for asset/liability management purposes or as a source of liquidity.

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

        The Bank has a concentration in its investment portfolio in stock of the FHLB of Chicago (“FHLBC”) and has continued to reduce its investment in FHLBC stock. At March 31, 2005, the Bank had $233.9 million invested in FHLBC stock of which $129.1 million was in excess of the minimum investment required as collateral for its FHLB borrowings as of that date. During the three months ended March 31, 2005, the Bank redeemed $45.0 million in stock. A significant portion of the excess investment resulted from the Fidelity and St. Francis acquisitions, as they maintained investments in excess of their required minimums due to the high rate of dividends being paid by the FHLBC. The Bank may, at the FHLBC’s discretion, redeem at par any capital stock greater than its required investment or sell it to other FHLBC members. The Bank monitors the financial results and interest rate risk position of the FHLBC on a quarterly basis. The Bank plans to continue reducing its investment in 2005.

         Loan commitments totaled $779.7 million at March 31, 2005, compared to $650.4 million at December 31, 2004. At March 31, 2005, the Company believes that it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements. At March 31, 2005, the Bank had $13.0 million of credit risk related to loans sold to the MPF program with recourse provisions, $40.9 million of credit risk related to loans sold with recourse to other investors and approximately $27.0 million of credit risk related to loans with private mortgage insurance in force.

        The following table lists the commitments and contingencies of the Company and the Bank as of March 31, 2005:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family and multi-family
mortgage commitments	$577,598	577,598	—	—	—
Equity line and equity loan commitments	139,613	139,613	—	—	—
Unused portion of equity lines of credit(2)	1,056,745	3,401	85,260	70,729	897,355
Commercial business lines(2)	252,157	135,211	71,970	18,466	26,510
Letters of credit(1)	74,017	28,859	31,344	7,014	6,800
Commercial business loan commitments	62,545	62,545	—	—	—
Contingent liability under recourse provisions	80,939	80,939	—	—	—

Total	$2,243,614	1,028,166	188,574	96,209	930,665

(1)	Letters of credit include $5.6 million related to land development projects.

(2)	Amounts are shown based on time to maturity for amounts if used. Reflects the maximum amount of potential liability for credit losses at March 31, 2005 that we have retained relating to an aggregate $913.9 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in the Bank’s captive reinsurance subsidiary. Our loss experience to date under such recourse provisions has been immaterial.

Asset/Liability Management

        As part of its normal operations, the Bank is subject to interest-rate risk on the interest-sensitive assets it invests in and the interest-sensitive liabilities it borrows. The Bank’s exposure to interest rate risk is reviewed at least quarterly by the Bank’s asset/liability management committee (“ALCO”) of the Board of Directors of the Company. The ALCO, which also includes certain members of senior management with financial expertise, monitors the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains and determines risk management strategies.

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

        The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at March 31, 2005 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the OTS with respect to interest-bearing and non-interest bearing checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although they are considered conservative by the ALCO. Fixed rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, $305,000 of investments with final maturities averaging 18 months, but callable in six months or less are categorized in the six months or less category, and $5.6 million of investment securities with final maturities averaging 41 months, but callable in six months to one-year are categorized in the six-months to one-year category in anticipation of their calls. At March 31, 2005, the Bank had $365.0 million of FHLB advances that mature beyond 2005 which contain various put positions exercisable at the option of the FHLB of Chicago. These are shown in the category relating to their final maturities since it is uncertain whether the FHLB will exercies its put option.

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

	At March 31, 2005
	< 1/2 Yr.	1/2 - 1 Yr.	1 - 3 Yrs.	3 - 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$—	—	—	—	28,660	28,660
Loans receivable	2,170,170	590,359	1,965,578	1,604,698	508,614	6,839,419
Mortgage-backed securities	144,510	120,706	304,392	249,090	495,302	1,314,000
Investment securities
available for sale	97,168	16,267	166,661	106,971	13,035	400,102
Stock in FHLB of Chicago	233,916	—	—	—	—	233,916
Interest-bearing deposits	33,597	—	—	—	—	33,597
Federal funds sold	83,774	—	—	—	—	83,774

Total interest-earning
assets	2,763,135	727,332	2,436,631	1,960,759	1,045,611	8,933,468
Impact of hedging
activities(1)	28,660	—	—	—	(28,660)	—

Total net interest-earning
assets, adjusted for
impact of hedging
activities	2,791,795	727,332	2,436,631	1,960,759	1,016,951	8,933,468
Interest-bearing liabilities:
Interest-bearing checking
accounts	77,059	70,509	258,063	160,303	340,643	906,577
Money market accounts	754,445	—	—	—	—	754,445
Passbook accounts	118,355	107,798	394,538	245,079	520,792	1,386,562
Certificate accounts	1,045,711	731,810	576,054	102,273	12,854	2,468,702
FHLB advances	454,865	480,726	835,000	300,000	30,000	2,100,591
Other borrowings	473,912	206	166	32	248	474,564

Total interest-bearing
liabilities	2,924,347	1,391,049	2,063,821	807,687	904,537	8,091,441

Interest sensitivity gap	$(132,552)	(663,717)	372,810	1,153,072	112,414	842,027

Cumulative gap	$(132,552)	(796,269)	(423,459)	729,613	842,027

Cumulative gap as a percentage
of total assets	(1.36)%	(8.20)	(4.36)	7.51	8.67
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	95.47%	81.55	93.36	110.15	110.41
At December 31, 2004
Cumulative gap	$196,335	(384,977)	(210,063)	767,087	813,094
Cumulative gap as a percentage
of total assets	2.03%	(3.98)	(2.17)	7.92	8.40
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	107.24%	90.37	96.57	110.79	110.10

(1)     Represents forward commitments to sell mortgage loans.

        Since December 31, 2004, our cumulative one-year gap has extended to a (8.20)% from (3.98)%. Both the sale of $76.8 million of floating rate equity lines of credit and a large increase in money market accounts due to the Bank's promotional efforts during the quarter directly impacted the negative gap position. We expect to address this recent trend as we continue to implement asset/liability strategies during 2005, including continued expansion of home equity lines of credit, origination of short-term hybrid arms, and use of additional fixed-rate borrowings.

Regulatory Capital. The Bank is subject to regulatory capital requirements under the rules of the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which could have a material impact on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

        Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. The Bank met all capital adequacy requirements to which it is subject as of March 31, 2005.

        The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2005:
Tangible capital (to total assets)	$694,172	7.42%	=>$140,248	=>1.50%	N/A
Core capital (to total assets)	$694,172	7.42%	=>$373,995	=>4.00%	=>$467,494	=>5.00%
Total capital (to risk-weighted
assets)	$716,224	11.78%	=>$486,509	=>8.00%	=> $608,136	=>10.00%
Core capital (to risk-weighted
assets)	$694,172	11.41%	N/A	N/A	=> $364,881	=> 6.00%
As of December 31, 2004:
Tangible capital (to total assets)	$664,449	7.14%	=>$139,642	=>1.50%	N/A
Core capital (to total assets)	$664,449	7.14%	=>$372,379	=>4.00%	=>$465,473	=>5.00%
Total capital (to risk-weighted
assets)	$687,500	11.30%	=>$486,665	=>8.00%	=>$608,331	=>10.00%
Core capital (to risk-weighted
assets)	$664,449	10.92%	N/A	N/A	=>$364,999	=>6.00%

        A reconciliation of consolidated stockholders’ equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Stockholder's equity of the Bank	$1,002,028	983,865
Goodwill and core deposit intangibles	(317,495)	(318,231)
Non-permissible subsidiary deduction	(392)	(392)
Non-includable mortgage servicing rights	(2,538)	(2,570)
Regulatory capital adjustment for available for
sale securities	12,571	1,777
Recourse on loan sales	(14,199)	(13,204)
Allowance for loan losses	36,249	36,255

Core and supplementary capital	$716,224	687,500

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        A quantitative and qualitative analysis about market risk is included in the Company’s December 31, 2004 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of March 31, 2005 since December 31, 2004. See “Asset/Liability Management” in Item 2, for a further discussion of the Company’s interest rate sensitivity gap analysis.

Item 4. Controls and Procedures

        As of March 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

        There has been no change in our internal control over fiancial reporting during the first quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table sets forth information in connection with purchases of the Company’s common stock made by, or on behalf of, the Company during the first quarter of 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(2)
January 1, 2005 through January 31, 2005 .	134,000	$43.31	134,000	1,210,000
February 1, 2005 through February 28, 2005	258,500	43.20	258,500	951,500
March 1, 2005 through March 31, 2005	251,500	43.05	251,500	700,000

Total	644,000	$43.16	644,000	700,000

(1)	The table does not include 89,993 shares that were surrendered in payment of withholding tax in connection with the exercise of related options during the quarter.

(2)	The Company’s Board of Directors approved the repurchase of up to 500,000 shares in November 2004. This program was completed with the purchase of the remaining 10,000 shares in February 2005. We announced a new stock repurchase plan in January 2005, which authorized the purchase of up to 1.2 million shares of common stock. Unless earlier terminated by the Board of Directors, this program will expire when we have completed the repurchase of all shares authorized under the new plan.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit	No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s September 30, 2003 Form 10-Q (File No. 0-18121).)

Exhibit	No. 4.1. Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit	No. 10.1. Employment agreement, as amended, between Mid America Bank, fsb and James Eckel.*+

Exhibit	No. 10.2. Special termination agreement between Mid America Bank, fsb, and Edward A. Karasek.*+

Exhibit	No. 31.1. Certification of Chief Executive Officer.+

Exhibit	No. 31.2. Certification of Chief Financial Officer.+

Exhibit	No. 32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.

*	Indicated management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

/s/ Allen H. Koranda	May 9, 2005
Allen H. Koranda	(Date)
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Jerry A. Weberling	May 9, 2005
Jerry A. Weberling	(Date)
Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s September 30, 2003 Form 10-Q (File No. 0-18121).)

Exhibit	No. 4.1. Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit	No. 10.1. Employment agreement, as amended, between Mid America Bank, fsb and James Eckel*+

Exhibit	No. 10.2. Special termination agreement between Mid America Bank, fsb, and Edward A. Karasek *+

Exhibit	No. 31.1. Certification of Chief Executive Officer.+

Exhibit	No. 31.2. Certification of Chief Financial Officer.+

Exhibit	No. 32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.

+	Indicated management contracts or compensatory plans or arrangements required to be filed as an exhibit.