Form 10-Q
period 2005-07-30
MAF BANCORP INC
filed 2005-08-09
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

_          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X          No  _

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X          No  _

The number of shares of common stock outstanding as of August 3, 2005: 32,018,477

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$136,275	148,055
Interest-bearing deposits	41,053	56,089
Federal funds sold	43,007	42,854

Total cash and cash equivalents	220,335	246,998
Investment securities available for sale, at fair value	431,420	388,959
Stock in Federal Home Loan Bank of Chicago, at cost	203,916	278,916
Mortgage-backed securities available for sale, at fair value	1,180,546	948,168
Mortgage-backed securities held to maturity (fair value $263,302 and $244,615)	264,219	245,021
Loans receivable held for sale	70,829	39,521
Loans receivable, net	6,980,327	6,878,514
Allowance for loan losses	(36,134)	(36,255)

Loans receivable, net of allowance for loan losses	6,944,193	6,842,259

Accrued interest receivable	38,384	34,888
Foreclosed real estate	387	1,487
Real estate held for development or sale	46,336	35,091
Premises and equipment, net	144,540	140,898
Other assets	172,315	135,249
Goodwill	305,162	305,166
Intangibles, net	36,621	38,763

Total assets	$10,059,203	9,681,384

Liabilities and Stockholders' Equity
Liabilities
Deposits	$6,110,080	5,935,708
Borrowed funds	2,771,244	2,600,667
Junior subordinated debentures	30,928	--
Advances by borrowers for taxes and insurance	50,309	43,285
Accrued expenses and other liabilities	146,385	127,338

Total liabilities	9,108,946	8,706,998

Stockholders' equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,634,642 shares
issued; 31,975,484 and 33,273,235 shares outstanding	336	336
Additional paid-in capital	526,603	522,047
Retained earnings, substantially restricted	499,800	468,408
Stock in Gain Deferral Plan; 245,467 shares at December 31, 2004	—	1,211
Accumulated other comprehensive loss, net of tax	(5,546)	(1,676)
Treasury stock, at cost; 1,659,158 and 361,407 shares	(70,936)	(15,940)

Total stockholders' equity	950,257	974,386

	$10,059,203	9,681,384

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans receivable	$93,217	84,002	183,044	166,910
Mortgage-backed securities available for sale	11,345	8,535	20,931	17,547
Mortgage-backed securities held to maturity	2,996	1,174	6,056	1,174
Federal Home Loan Bank of Chicago stock	3,532	5,787	7,779	12,037
Investment securities available for sale	4,350	3,117	8,116	6,389
Interest-bearing deposits and federal funds sold	1,324	763	2,362	1,328

Total interest income	116,764	103,378	228,288	205,385

Interest expense:
Deposits	25,508	17,353	47,351	34,606
Borrowed funds and junior subordinated debentures	24,178	20,855	46,320	41,580

Total interest expense	49,686	38,208	93,671	76,186

Net interest income	67,078	65,170	134,617	129,199
Provision for loan losses	—	280	—	580

Net interest income after provision for
loan losses	67,078	64,890	134,617	128,619

Non-interest income:
Net gain (loss) on sale of:
Loans receivable	2,304	1,676	6,180	3,456
Mortgage-backed securities	—	—	—	489
Investment securities	262	(32)	760	2,802
Foreclosed real estate	74	50	208	196
Income from real estate operations	166	2,509	166	3,611
Deposit account service charges	8,769	8,721	16,415	16,577
Loan servicing fee income (expense), net	658	(115)	1,339	126
Valuation recovery on mortgage servicing rights	—	1,200	125	1,755
Other loan fees	1,489	1,445	2,629	2,972
Brokerage commissions	1,085	1,002	2,100	2,098
Other	3,145	2,626	5,865	5,395

Total non-interest income	17,952	19,082	35,787	39,477

Non-interest expense:
Compensation and benefits	24,620	24,006	51,250	49,640
Office occupancy and equipment	7,219	6,722	14,200	13,225
Advertising and promotion	3,047	2,594	5,069	5,001
Data processing	1,991	2,289	4,035	4,407
Amortization of core deposit intangibles	732	731	1,469	1,471
Other	8,987	8,842	18,728	18,330

Total non-interest expense	46,596	45,184	94,751	92,074

Income before income taxes	38,434	38,788	75,653	76,022
Income taxes	13,375	12,818	26,417	25,258

Net income	$25,059	25,970	49,236	50,764

Basic earnings per share	$.78	.79	1.51	1.54

Diluted earnings per share	$.76	.77	1.48	1.50

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2005
	Common stock	Additional paid-in capital	Retained earnings	Gain Deferral Plan	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 31, 2004	$ 336	522,047	468,408	1,211	(1,676)	(15,940)	974,386

Comprehensive income:
Net income	—	—	49,236	—	—	—	49,236
Other comprehensive income (loss), net of tax:
Unrealized holding loss during the period	—	—	—	—	(3,375)	—	(3,375)
Reclassification adjustment of gains included in net income	—	—	—	—	(495)	—	(495)

Total comprehensive income	—	—	49,236	—	(3,870)	—	45,366

Exercise of 172,144 stock options,
and reissuance of treasury stock	—	—	(4,180)	—	—	5,785	1,605
Tax benefits from stock-related
compensation	—	609	—	—	—	—	609
Purchase of 1,342,500 shares of
treasury stock	—	—	—	—	—	(56,826)	(56,826)
Cash dividends declared, $0.46 per
share	—	—	(14,875)	—	—	—	(14,875)
Distribution of Gain Deferral Plan
shares	—	3,947	1,262	(1,262)	—	(3,955)	(8)
Dividends paid to Gain Deferral Plan	—	—	(51)	51	—	—	—

Balance at June 30, 2005	$ 336	526,603	499,800	—	(5,546)	(70,936)	950,257

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$49,236	50,764
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization of premiums, discounts and deferred loan fees	(4,540)	(6,558)
Provision for loan losses	—	580
FHLB of Chicago stock dividends	(7,734)	(12,038)
Net gain on sale of loans receivable	(6,180)	(3,456)
Net gain on sale of investment and mortgage-backed securities	(760)	(3,291)
Net gain on real estate held for development or sale	(166)	(3,611)
Amortization and impairment (recovery) of mortgage servicing rights, net	3,455	2,847
Depreciation and amortization	7,470	6,557
Amortization of core deposit intangibles	1,469	1,471
Deferred income tax expense (benefit)	(3,964)	13,564
Decrease in accrued interest receivable	(3,496)	(1,654)
Net (increase) decrease in other assets and liabilities	(21,095)	6,926
Loans originated and purchased for sale	(339,572)	(453,749)
Sale of loans originated and purchased for sale	421,665	393,013

Net cash provided by (used in) operating activities	95,788	(8,635)

Investing activities:
Loans originated and purchased for investment	(1,580,666)	(1,727,475)
Principal repayments on loans receivable	1,333,451	1,323,674
Principal repayments on mortgage-backed securities	138,832	162,380
Proceeds from maturities of investment securities available for sale	26,883	66,680
Proceeds from sale of:
Investment securities available for sale	16,174	43,034
Mortgage-backed securities available for sale	6,458	18,576
Real estate held for development or sale, including foreclosed real estate	2,845	11,873
Stock in Federal Home Loan Bank of Chicago	82,734	30,000
Purchases of:
Investment securities available for sale	(85,500)	(94,695)
Mortgage-backed securities available for sale	(366,321)	(95,544)
Real estate held for development or sale, including foreclosed real estate	(9,805)	(10,174)
Premises and equipment	(6,382)	(14,981)

Net cash used in investing activities	(441,297)	(286,562)

Financing Activities:
Proceeds from:
FHLB of Chicago advances	430,000	830,000
Unsecured line of credit	30,000	—
Issuance of junior subordinated debentures	30,928	—
Repayments of:
FHLB of Chicago advances	(378,125)	(648,125)
Unsecured line of credit	(10,000)	—
Net increase in other borrowings	103,446	137,287
Net increase in deposits	174,944	94,062
Increase in advances by borrowers for taxes and insurance	7,024	8,803
Proceeds from exercise of stock options	1,995	3,223
Purchase of treasury stock	(56,885)	(24,304)
Cash dividends paid	(14,481)	(12,807)

Net cash provided by financing activities	318,846	388,139

Increase (decrease) in cash and cash equivalents	(26,663)	92,942
Cash and cash equivalents at beginning of period	246,998	221,962

Cash and cash equivalents at end of period	$220,335	314,904

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$86,529	64,521
Income taxes	25,020	7,262
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	1,135	2,290
Loans receivable swapped into mortgage-backed securities	40,887	129,596
Transfer of equity lines of credit from loans receivable, net to loans
receivable available for sale	107,905	—

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

        The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), Mid America Bank, fsb including its subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), for the three and six month periods ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common
shareholders	$25,059	32,213,872	$.78	$25,970	32,740,881	$.79

Effect of dilutive securities:
Stock options		662,372			823,164

Diluted earnings per share:
Income available to common
shareholders plus assumed
conversions	$25,059	32,876,244	$.76	$25,970	33,564,045	$.77

	Six Months Ended June 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common
shareholders	$49,236	32,575,822	$1.51	$50,764	32,902,361	$1.54

Effect of dilutive securities:
Stock options		705,136			845,546

Diluted earnings per share:
Income available to common
shareholders plus assumed
conversions	$49,236	33,280,958	$1.48	$50,764	33,747,907	$1.50

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

(5) Stock Option Plans

        We apply APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for our stock option plans. Accordingly, we recognize compensation cost on restricted stock unit awards, but have not historically recorded compensation expense for stock options granted under our plans. Had we elected to record compensation expense for stock option grants based on the fair value at the grant dates for stock option awards under those plans consistent with the method of SFAS No. 123 using the Black-Sholes option-pricing model as the valuation methodology, the Company’s net income and earnings per share would have been equal to the pro-forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$25,059	25,970	49,236	50,764
Deduct: total stock option employee
compensation expense determined using
the Black-Scholes method for all
awards, net of related tax effects	637	1,411	1,165	2,177

Pro-forma net income	$24,422	24,559	48,071	48,587

Basic Earnings per Share
As Reported	.78	.79	1.51	1.54
Pro-forma	.76	.75	1.48	1.48
Diluted Earnings Per Share
As Reported	.76	.77	1.48	1.50
Pro-forma	.76	.75	1.48	1.48

        In accordance with SEC rules that will require expensing of stock options in the future, the Company anticipates adopting the fair value method of expense recognition consistent with SFAS No. 123R “Share-Based Payment,” as of January 1, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on the fair value of stock-based awards on the date of the grant.

(6) Commitments and Contingencies

        At June 30, 2005, we had outstanding commitments to originate and fund loans of $887.7 million, of which $250.3 million were fixed-rate loans and $534.0 million were primarily hybrid adjustable-rate loans with initial fixed-rate terms of 3, 5 or 7 years and $103.4 million were home equity lines of credit. Prospective borrowers had locked the interest rate on $168.5 million of these commitments, of which $77.6 million were fixed-rate mortgage or equity loans, with rates ranging from 4.25% to 8.25%, and $90.9 million were adjustable rate loans with rates ranging from 4.125% to 7.625%. The interest rates on the remaining commitments of $719.2 million float at current market rates. Included in the outstanding commitments were $62.6 million of business banking loans. In addition, at June 30, 2005, we had outstanding forward commitments to sell $109.4 million of fixed-rate mortgage loans.

        At June 30, 2005, we had outstanding standby letters of credit, excluding land development, totaling $68.3 million. Of this amount, $52.7 million is comprised of letters of credit to enhance industrial revenue bond financings of commercial real estate in the Bank’s market. Additionally, the Company had outstanding standby letters of credit totaling $8.5 million related to our real estate development projects.

        The Company could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless.

        At June 30, 2005, we had $13.3 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $36.9 million of loans sold with full recourse to other investors, and approximately $28.3 million of credit risk related to reinsurance obligations on loans with private mortgage insurance in force.

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

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

	Three Months Ended June 30,
	2005			2004
	Banking	Land Development	Consolidated Total	Banking	Land Development	Consolidated Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$116,764	—	116,764	103,378	—	103,378
Interest expense	49,707	(21)	49,686	38,208	—	38,208

Net interest income	67,057	21	67,078	65,170	—	65,170
Provision for loan losses	—	—	—	280	—	280
Non-interest income	17,786	166	17,952	16,573	2,509	19,082
Non-interest expense	46,108	488	46,596	44,857	327	45,184

Income (loss) before income taxes	38,735	(301)	38,434	36,606	2,182	38,788
Income tax expense (benefit)	13,495	(120)	13,375	11,951	867	12,818

Net income (loss)	25,240	(181)	25,059	24,655	1,315	25,970

Average assets	$9,807,498	41,635	9,849,133	9,203,938	34,167	9,238,105

	Six Months Ended June 30,
	2005			2004
	Banking	Land Development	Consolidated Total	Banking	Land Development	Consolidated Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$228,288	—	228,288	205,385	—	205,385
Interest expense	93,724	(53)	93,671	76,186	—	76,186

Net interest income	134,564	53	134,617	129,199	—	129,199
Provision for loan losses	—	—	—	580	—	580
Non-interest income	35,621	166	35,787	35,866	3,611	39,477
Non-interest expense	93,741	1,010	94,751	91,361	713	92,074

Income (loss) before income taxes	76,444	(791)	75,653	73,124	2,898	76,022
Income tax expense (benefit)	26,731	(314)	26,417	24,106	1,152	25,258

Net income (loss)	49,713	(477)	49,236	49,018	1,746	50,764

Average assets	$9,711,775	42,566	9,754,341	9,053,977	33,776	9,087,753

(8) Goodwill and Intangible Assets

        Goodwill had a net carrying amount of $305.2 million at June 30, 2005 and December 31, 2004. All of the Company’s goodwill is in the Banking segment. The Company evaluates goodwill for impairment at least annually. We completed an evaluation as of May 31, 2005 and no impairment was deemed necessary as a result of the Company’s analysis.

        The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2004	$13,066	25,697	38,763
Additions	—	2,781	2,781
Amortization expense	(1,469)	(3,579)	(5,048)
Valuation allowance recovery, net	—	125	125

Balance at June 30, 2005	$11,597	25,024	36,621

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

The following is a summary of intangible assets subject to amortization:

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$26,577	(14,980)	11,597	26,577	(13,511)	13,066
Mortgage servicing rights(1)	32,838	(7,814)	25,024	31,890	(6,193)	25,697

Total	$59,415	(22,794)	36,621	58,467	(19,704)	38,763

(1)	The carrying amounts for June 30, 2005 and December 31, 2004 are net of impairment reserves of $46,000 and $171,000, respectively.

        Amortization expense for core deposit intangibles and mortgage servicing rights for the six months ended June 30, 2005 and estimates for the six months ending December 31, 2005 and five years thereafter are as follows. These estimates are based on the net carrying amount of the Bank’s core deposit intangibles and mortgage servicing rights as of June 30, 2005.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the six months ended June 30, 2005	$1,469	3,580
Estimated Amortization Expense:
For the six months ending December 31, 2005 .	1,430	3,300
For the year ending December 31, 2006	2,200	5,400
For the year ending December 31, 2007	1,600	4,400
For the year ending December 31, 2008	1,400	3,500
For the year ending December 31, 2009	1,200	2,900
For the year ending December 31, 2010	1,100	2,400

(9) Post-Retirement Plans

        The Bank sponsors a supplemental executive retirement plan (“SERP”) for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The Bank also sponsers a partially subsidized group long-term medical plan for the purpose of providing certain former employees post retirement medical benefits. The benefits under the retiree benefit plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The Bank's long-term medical plan was amended January 1, 2005, to eliminate the retiree subsidy for all non-retired participants effevtive January 1, 2006. Current retirees as well as 2005 retirees are grandfathered under the subsidy provisions.

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

              The components of the net periodic benefit cost to the Company of post-retirement plans are as follows:

	Three Months Ended June 30,
	SERP		Retirement Medical Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$204	166	—	25
Interest cost	96	77	8	25
Amortization of unrecognized
net transition obligation	—	—	—	1
Amortization of unrecognized prior	—	—	(29)	—
service cost
Amortization of unrecognized net loss	13	2	11	7

Net periodic benefit cost	$313	245	(10)	58

	Six Months Ended June 30,
	SERP		Retirement Medical Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$407	332	—	49
Interest cost	192	154	15	51
Amortization of unrecognized net
transition obligation	—	—	—	3
Amortization of unrecognized prior	—	—	(58)	—
service cost
Amortization of unrecognized net loss	27	4	23	14

Net periodic benefit cost	$626	490	(20)	117

(10) New Accounting Pronouncements

        Other-Than-Temporary Impairment. In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

        With the release of FASB Staff Position (“FSP”) EITF Issue 03-1-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of EITF 03-1 remain in effect and were presented in Notes 3 and 4 of the 2004 Annual Report on Form 10-K. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

        In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) clarifies that impairment loss should be recognized no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The statement will be effective for other-than-temporary impairment analysis conducted

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

in periods beginning after September 15, 2005. The Company does not expect this implementation to have a material affect on the results of the Company.

        Stock Based Compensation. In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires that stock option transactions, as well as other equity-based compensation, be recognized as compensation expense in the income statement based on their fair values determined at the date of the grant. Under SEC guidance, the applicable effective date of SFAS No. 123R is the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting the fair value method of expense recognition as of January 1, 2006, in accordance with SFAS No. 123R, “Share-Based Payment,” which is effective as of the beginning of next fiscal year after June 15, 2005. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements based on the time of vesting beginning with the effective date, under the requirements of SFAS No. 123R for all share-based payments granted after that date and under the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that vest after the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statement of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

        The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options.

        The Company currently utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted as presented in Note 5. above. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company expects to evaluate possible alternative models, including the underlying valuation assumptions, and has not yet determined which model it will use to measure the fair value of stock options upon the adoption of SFAS No. 123R nor the impact of stock option expensing on the design of the Company's equity compensation plans.

        Accounting Changes and Error Corrections. In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statement is also addressed by this Statement. This statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005.

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

        Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected overhead, infrastructure and compliance costs, unanticipated changes in interest rates or further flattening of the yield curve, less than anticipated balance sheet growth, demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions which could result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for financial services and residential real estate in the Company’s market area, higher than anticipated development costs or delays in our Springbank real estate development projects, difficulties or delays related to the pending acquisition of EFC Bancorp (EFC), the possible short-term dilutive effect of the EFC acquisition or other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

        MAF Bancorp, Inc was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb ("Bank"), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Today, the Bank is one of the largest community-oriented financial institutions headquartered in Chicago. Our primary business focus is providing financial services to retail and business banking customers in the Chicago and Milwaukee metropolitan areas. Our strategy is to continue to grow our banking franchise through selective acquisition and branch expansion. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc. ("MAFD"), a business we started at the Bank in 1974.

        We currently operate a total of 73 branches in Illinois and southeastern Wisconsin, 49 branches located in residential neighborhoods in the city of Chicago and throughout suburban communities in the Chicago metropolitan area, and 24 branches in the Milwaukee area that we operate under the name of St. Francis Bank, a division of Mid America Bank, fsb. One of our Wisconsin branches was opened in June 2005 in Pewaukee, Wisconsin. Since June 30, 2004, we have added three Illinois branches through our acquisition of Chesterfield Financial Corp. in November 2004 and also opened two new branches in suburban Chicago communities in September and November of 2004. We acquired St. Francis Bank, with 23 branches in Wisconsin, in December 2003 and completed the banking systems conversion of the acquired operations in late May 2004. We added one new branch in Chicago during the first six months of 2004.

        On June 30, 2005, the Company announced that it had reached an agreement to acquire EFC Bancorp, Inc. in a 60% stock and 40% cash transaction valued at approximately $177.5 million. As previously disclosed, the Company expects the transaction to close in the first quarter of 2006 pending regulatory approval and approval by EFC stockholders. At June 30, 2005, EFC had assets of $1.0 billion, deposits of $713 million, stockholders’ equity of $89 million and nine banking facilities, with seven of those facilities located in Kane County and one each in McHenry and Cook Counties in Illinois. Based on the most recently avaiable deposit data, the transaction is expected to move us to #7 in deposit market share in the Chicago MSA and from #15 to #3 in

Kane County, where municipal data reflects population growth to exceed 17% over the next five years. We do not expect the transaction to materially impact 2006 earnings per share results. The data processing system conversion is currently planned for February 2006.

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

Critical Accounting Policies and Estimates

        The Company’s financial condition and results of operations included here are prepared in conformity with U.S. generally accepted accounting principles, and are more fully described in Note 1 of the consolidated financial statements found in the Company’s Form 10-K for the fiscal year ended December 31, 2004 in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends, and other information available. We believe that of significant accounting policies, the following involve a higher degree of judgment and complexity.

        Allowance for loan losses. We maintain an allowance for loan losses to cover management’s estimate of probable losses inherent in the Bank’s loan portfolio. In evaluating the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio, (2) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (3) specific allocations based upon probable losses identified during the review of the portfolio, and (4) delinquency in the portfolio and the composition of non-performing loans including the percent of non-performing loans with supplemental mortgage insurance. The allowance for loan losses is established through a provision for loan losses that is recorded in the consolidated statement of operations.

        Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. Estimated value is also affected by additional assumptions relating to loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. A recovery of $125,000 was recorded in the first half of 2005 compared to a $1.8 million recovery in the prior year period. Should management's estimated of future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or conversely, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

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

        While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and could have impacted our amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in acquisitions, the value of those mortgage loans we acquired would have been less and the goodwill we recorded would have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in 2004 or 2005. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets which adversely affect their value or shortens estimated lives would adversely affect our results of operations. At June 30, 2005, our goodwill was $305.2 million and our identifiable intangible assets (core deposits) amounted to $11.6 million. We recorded $1.5 million of amortization of core deposit intangibles during both the first half of 2005 and the prior year period. There was no goodwill impairment recorded in 2005 or 2004.

        Real estate held for development. Profits from lot sales in the Company’s real estate developments are based on cash received less the estimated cost of sales per lot in the development, including capitalized interest and an estimate of future costs to be incurred. This is especially true at the outset of a project, where few actual costs have been incurred in the project as a whole. The estimate of total project costs is reviewed on a quarterly basis by project management. Estimates are subject to change for various reasons, including the duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. The changes in lot sale profits on past sales that result from changes in estimated future costs are recognized in the period of that change as either a charge or an addition to income from real estate operations. Additionally, management periodically evaluates the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. Currently, the assessment of net realizable value of the land development project the Company is engaged in exceeds the recorded cost of the project.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Overview

        The following table highlights selected financial information for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income	$25,059	25,970	$49,236	50,764
Diluted earnings per share	.76	.77	1.48	1.50
Average diluted shares outstanding	32,876,244	33,564,045	33,280,958	33,747,907
Interest rate spread	2.74%	2.86	2.78%	2.88
Net interest margin	2.96	3.05	3.00	3.08
Average loans receivable	$6,948,067	6,665,054	$6,929,317	6,561,424
Average interest-earning assets	9,060,715	8,539,108	8,980,579	8,401,997
Average assets	9,849,133	9,238,105	9,754,341	9,087,753
Average deposits	5,596,614	5,201,601	5,537,016	5,177,834
Average interest-bearing liabilities	8,246,251	7,704,319	8,146,513	7,588,643
Return on average assets(1)	1.02%	1.12	1.01%	1.12
Return on average equity(1)	10.62	11.40	10.30	11.14
Efficiency ratio(2)	54.97	53.61	57.10	55.67
Non-interest expense to average assets (1)	1.89	1.96	1.94	2.03
Non-interest income to total revenue (3)	21.11	22.65	21.00	23.40
1-4 family loan originations	$538,492	838,508	$953,221	1,391,931
Loan sales	185,247	257,492	415,979	390,973
Gain on sale of loans	2,304	1,676	6,180	3,456
Income from real estate operations	166	2,509	166	3,611

(1)	Annualized.
(2)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain/(loss) on sale and writedown of mortgage-backed and investment securities.
(3)	Total revenue equals net interest income plus non-interest income.

o	Gain on the sale of loans increased $2.7 million for the first half of 2005 compared to the prior year period primarily due to the sale of $104 million of equity lines of credit this year.

o	Income from real estate development decreased $3.4 million in 2005 compared to 2004 due to limited lot sale closings in the first half of this year as the Springbank project is still in development. Income in the second half of 2005 is expected to include revenue from closings from the first phase of the Springbank project where approximately 182 lots are currently under contract.

o	Growth in average earning assets of approximately 6.9% over the past year contributed to a 4.2% increase in the net interest income compared to the prior year period. Rising short-term interest rates and further flattening of the yield curve along with increased compensation for deposits during the year resulted in modest margin compression compared to the prior year period.

o	The efficieny ratio remained stable at 57% for the six months ended June 30, 2005 compared to 56% for the prior year period, although it was negatively impacted by lower income from real estate income in the current peroid.

Net Interest Income and Net Interest Margin

        Net interest income increased to $67.1 million for the three months ended June 30, 2005, from $65.2 million for the three months ended June 30, 2004, or 2.9%. During this time, average interest earning amounts increased $522 million, or 6.1%, primarily in loan and mortgage-backed securities, while our net interest margin declined to 2.96% for the quarter compared to 3.05% in the previous year quarter, as the treasury yield curve contiuned to flatten dramatically, putting pressure on our cost of deposits. The net interest margin declined during the quarter as deposits and other borrowings repriced faster than asset yields as short-term interest rates rose. The Company expects that the flatter yield curve and increased competition for deposits is likely to pressure its net interest margin throughout 2005.

        Our average yield on interest-earning assets increased 31 basis points to 5.16% for the three months ended June 30, 2005 from 4.85% for the three months ended June 30, 2004. This increase was due primarily to an increase in the yield on loans receivable and mortgage-backed securities. Our yield on loans receivable increased 32 basis points to 5.37% for the second quarter of 2005 from 5.05% for the second quarter of 2004, primarily as a result of an increase in the yield on our equity line of credit portfolio, and other loans tied to the prime rate or 3-month LIBOR. The yield on mortgage-backed securities also benefited from rising interestrates, increasing 44 basis points to 4.22% for the three months ended June 30, 2005 from 3.78% for the three months ended June 30, 2004 as purchase activity has been at yield much higher than our portfolio yield due to rising interest rates. The impact on investment securities was an increase of 55 basis points to 4.08% for the second quarter of 2005 compared to 3.53% for the second quarter of 2004. The dividend rate on FHLB stock for the current quarter was 5.5% compared to 6% in the prior year quarter. The FHLB recently declared a dividend for the third quarter of 2005 payable at an annualized rate of 5%.

        Our average cost of interest-bearing liabilities increased 43 basis points to 2.42% for the three months ended June 30, 2005 from 1.99% for the three months ended June 30, 2004 of which the majority is tied to a 49 basis point increase in our cost of deposits to 1.83%. Our deposit cost have increased primarily due to increase in the cost of money market accounts and certificates of deposit. We've been able to hold the cost of passbook and NOW accounts steadily since the second quarter of 2004. Certificates of deposit accounts are repricing at substantially higher rates due to the rise in short term interest rates since mid-2004. Our cost of borrowed funds increased 32 basis points to 3.66% for the second quarter of 2005 from 3.34% for the second quarter of 2004 primarily due to new FHLB advances that have higher fixed interest rates.

        Net interest income increased to $5.4 million or 4.2% to $134.6 million for the six months ended June 30, 2005, from $129.2 million for the six months ended June 30, 2004. The increase is due to a 6.9% increase in average earning assets, partially offset by a net decrease in our spread and net interest margin with each compressing during the 2005 six-month period to 2.78% and 3.00% from 2.88% and 3.08% for the prior year period. The 21 basis point increase in our interest-earning assets yields for the six-month period ended June 30, 2005 is due to similar reasons noted for the increase during the three-month period ended June 30, 2005, namely that increased short-term rates mean that we put new ARM loans, mortgage-backed securities and investments on our books at higher rates, and that prime and LIBOR loans repriced upward.

        Average interest-earning assets grew $579 million or 6.9% during the first six months of 2005 compared to the same period in 2004, with growth occurring in the balance of loans receivable, investments and mortgage-backed securities, which combined increased $729 million, or 9.2%. This growth was offset by a $143 million redemption program. Average loans receivable balances increased by $367.9 million during the six month period including $140 million from the Chesterfield acquisition. The growth in average interest-earning assets during the six month period was primarily funded by deposits. Compared to the first six months of 2004, the average balance of interest-bearing deposits rose by $359 million, or 6.9%, to $5.54 billion.

Average Balances/Rates

        The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. Loans receivable balances include non-accrual loans. The yield/cost at June 30, 2005, includes fees that are considered adjustments to yield.

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$6,948,067	93,217	5.37%	$6,665,054	$84,002	5.05%
Mortgage-backed securities	1,359,944	14,341	4.22	1,028,264	9,709	3.78
Stock in FHLB of Chicago	226,169	3,531	6.26	384,681	5,787	6.03
Investment securities	428,038	4,351	4.08	353,957	3,117	3.53
Interest-bearing deposits	46,491	542	4.68	65,222	458	2.82
Federal funds sold (1)	52,006	782	6.03	41,930	305	2.92

Total interest-earning assets	9,060,715	116,764	5.16	8,539,108	103,378	4.85
Non-interest earning assets	788,418			698,997

Total assets	9,849,133			9,238,105

Liabilities and stockholders' equity:
Deposits	5,596,614	25,508	1.83	5,201,601	17,353	1.34
Borrowed funds and junior subordinated debentures	2,649,637	24,178	3.66	2,502,718	20,855	3.34

Total interest-bearing liabilities	8,246,251	49,686	2.42	7,704,319	38,208	1.99
Non-interest bearing deposits	491,490			467,367
Other liabilities	167,506			155,461

Total liabilities	8,905,247			8,327,147
Stockholders' equity	943,886			910,958

Liabilities and stockholders'equity	$9,849,133			9,238,105

Net interest income/ interest rate spread		67,078	2.74%		65,170	2.86%

Net earning assets/net yield on
average interest-earning assets.	814,464		2.96%	834,789		3.05%

Ratio of interest-earning assets
to interest-bearing liabilities			109.88%			110.84%

	Six Months Ended June 30,
	2005			2004			At June 30, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$6,929,317	183,044	5.30%	$6,561,424	$166,910	5.09%	$7,051,156	5.45%
Mortgage-backed securities	1,304,238	26,987	4.14	995,824	18,721	3.76	1,444,765	5.61
Stock in FHLB of Chicago	243,205	7,779	6.49	386,311	12,037	6.32	203,916	5.50
Investment securities	409,197	8,116	4.00	356,547	6,389	3.59	431,420	4.04
Interest-bearing deposits	48,547	987	4.10	63,352	781	2.47	41,053	3.05
Federal funds sold (1)	46,075	1,375	6.02	38,539	547	2.85	43,007	3.00

Total interest-earning assets	8,980,579	228,288	5.10	8,401,997	205,385	4.89	9,215,317	5.39
Non-interest earning assets	773,762			685,756			843,886

Total assets	9,754,341			9,087,753			10,059,203

Liabilities and stockholders' equity:
Deposits	5,537,016	47,351	1.72	5,177,834	34,606	1.34	5,578,182	1.96
Borrowed funds and junior subordinated debentures	2,609,497	46,320	3.58	2,410,809	41,580	3.46	2,802,172	3.85

Total interest-bearing liabilities	8,146,513	93,671	2.32	7,588,643	76,186	2.01	8,380,354	2.59
Non-interest bearing deposits	481,471			447,099			531,898
Other liabilities	170,310			140,932			196,694

Total liabilities	8,798,294			8,176,674			9,108,946
Stockholders' equity	956,047			911,079			950,257

Liabilities and stockholders'equity	$9,754,341			9,087,753			$10,059,203

Net interest income/ interest rate spread		134,617	2.78%		129,199	2.88%		2.79%

Net earning assets/net yield on
average interest-earning assets.	834,066		3.00%	813,354		3.08%	$834,963

Ratio of interest-earning assets
to interest-bearing liabilities			110.24%			110.72%		109.96%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

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

	Three Months Ended June 30, 2005 Compared to June 30, 2004 Increase (Decrease)			Six Months Ended June 30, 2005 Compared to June 30, 2004 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$3,661	5,554	9,215	$9,357	6,777	16,134
Mortgage-backed securities	3,400	1,232	4,632	6,238	2,028	8,266
Investment securities	710	524	1,234	978	749	1,727
Stock in FHLB of Chicago	(2,468)	212	(2,256)	(4,578)	320	(4,258)
Interest-bearing deposits	(158)	242	84	(216)	422	206
Federal funds sold	87	390	477	123	705	828

Total	5,232	8,154	13,386	11,902	11,001	22,903
Interest expense:
Deposits	1,400	6,755	8,155	2,484	10,261	12,745
Borrowed funds and junior subordinated debentures	1,269	2,054	3,323	3,333	1,407	4,740

Total	2,669	8,809	11,478	5,817	11,668	17,485

Net change in net interest income	$2,563	(655)	1,908	$6,085	(667)	5,418

Provision for Loan Losses

        The Bank recorded no provision for loan losses during the second quarter of 2005 compared to $280,000 in the prior year second quarter. Net charge-offs for the three months ended June 30, 2005 were $115,000 compared to a net recovery of $4,000 for the three months ended June 30, 2004. At June 30, 2005, the Bank’s allowance for loan losses was $36.1 million, which equaled .52% of total loans receivable, compared to $36.3 million, or .53% at December 31, 2004, and $34.7 million or .52% at June 30, 2004. The Bank's allowance for loan losses to non-performing assets was 116.8% at June 30, 2005, compared to 111.5% at June 30, 2004. The Bank recorded no provision for loan losses during the six months ended June 30, 2005 compared to $580,000 in provision for loan losses in the prior year six-month period.

Non-Interest Income

        Non-interest income decreased $1.1 million, or 5.9% to $18.0 million in the second quarter of 2005, compared to $19.1 million for the quarter ended June 30, 2004. The decline was primarily due to a $2.3 million decrease in income from real estate, offset by a $628,000 increase in gain on the sale of loans. Non-interest income totaled $35.8 million for the six months ended June 30, 2005 or 9.4% lower than the $39.5 million recorded for the previous year period. This decrease is primarily due to a decrease of $3.4 million in income from real estate and a previous year recovery of mortgage servicing rights for $1.8 million, offset by a $2.7 million increase in gain on the sale of loans.

Loan Originations, Sales and Servicing

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollar in thousands)
1-4 Family Originations and Purchases
Fixed-rate	$167,556	343,440	$301,657	571,208
Adjustable rate	370,936	495,068	651,564	820,723

Total	$538,492	838,508	953,221	1,391,931

Loan Sales
1-4 family mortgages:
Fixed-rate	$144,236	208,089	$289,761	336,738
Adjustable rate	13,852	49,403	22,217	54,235

Total	158,088	257,492	311,978	390,973
Equity lines of credit	27,159	—	104,001	—

Total loans sold	$185,247	257,492	$415,979	390,973

Gain on sale of 1-4 family mortgages	$1,419	1,676	$3,365	3,456

Gain on sale of equity lines of credit	885	—	2,815	—

Total loan sale gains	$2,304	1,676	$6,180	3,456

Margin on 1-4 family loan sale (basis points)	90	65	108	88
Loan Servicing
Loan servicing fee income (expense), net	$658	(115)	$1,339	126
Valuation recovery on mortgage servicing rights	—	1,200	125	1,755

        Capitalized mortgage servicing rights as a percentage of loans serviced for others at June 30, 2005 was 69 basis points and at June 30, 2004 was 75 basis points.

        The Company completed a sale of home equity lines, totaling $27.2 million and resulting in a gain of $885,000 in the second quarter of 2005. The Company is seeking to expand its wholesale equity line of credit production and expects to continue sales of these single-service loan types during 2005 if favorable pricing trends continue. The Company is also exploring the introduction of various non-conforming and sub-prime mortgage products due to the increased demand for these products in the overall mortgage market. Our current plan is to sell any sub-prime loans into the secondary market.

Deposit Account Service Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Deposit service charges	$8,769	8,721	$16,415	16,577
Deposit service fees/total revenue	10.3%	10.4%	9.6%	9.8%
	At
	June 30, 2005	December 31, 2004	June 30, 2004
Number of checking accounts	251,900	245,000	238,600

        While deposit account service fees recorded in the 2005 periods remained relatively stable with fees recorded in last year's second quarter and the first six months of 2004, the average fees per checking account have declined year over year, primarily reflecting declines in consumer overdraft activity at the Bank compared to the prior year.

Real Estate Development Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Real estate development income	$166	2,509	$166	3,611
Number of residential lots sold	4	64	4	89

        Real estate development income for the current quarter was the result of the sale of the final four lots in the Shenandoah subdivision. A total of 326 lots were sold in this Plainfield, Illinois subdivision over the past three years, resulting in total gross profits of more than $11 million.

        Development work in Springbank continued during the quarter. We received approval from the village of Plainfield for this project, which is planned to include 1,599 residential lots, 281 multi-family lots and 45.8 acres of commercial parcels, in October 2004. Lot sale closings are expected to begin in the third quarter of 2005. The Company offered initial lots for sale to builders in the first phase of the development and has experienced healthy demand to date. At June 30, 2005, 182 lots were under contract pending their closing in Springbank.

	At June 30,
	2005	2004
	(Dollars in thousands)
Investment in real estate	$46,336	$38,416
Pending lot sales at quarter end	182	10

        The increase in the balance of investment in real estate as compared to a year ago relates primarily to continued land purchases and initial costs related to Springbank for the joint venture development. At June 30, 2005, the only other development with lots yet to be sold is our Tallgrass development, with three remaining lots.

Securities Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net gain (loss) on sale of:
Investment securities	$262	(32)	$760	2,802
Mortgage-backed securities	—	—	—	489

        The gain on investment securities during 2005 resulted from the dissolution of stock in a regional ATM network in the first and second quarters and the sales of two equity investments in the second quarter. For the six months ended June 30, 2004, the gain on sale of investment securities included net gains of $2.7 million on the sale of three investment securities on which other-than-temporary impairment writedowns had been taken in prior years.

Non-Interest Expense

        The increase in non-interest expense for the year over year primarily reflects growth in banking operations. Also contributing to the increased expenses are the added cost of management personnel and infrastructure needed to facilitate growth over the past year and to address the increased compliance burden under new regulations. The table on the next page indicates the composition of non-interest expense for the three- and six-month periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Increase (Decrease)	2005	2004	Percentage Increase (Decrease)
Compensation	$18,925	18,486	2.4%	$38,795	38,122	1.8
Employee benefits	5,695	5,520	3.2	12,455	11,518	8.1

Total compensation and benefits	24,620	24,006	2.6	51,250	49,640	3.2

Occupancy expense	5,191	4,881	6.4	10,211	9,442	8.1
Furniture, fixture and equipment expense	2,028	1,841	10.2	3,989	3,783	5.4

Advertising and promotion	3,047	2,594	17.5	5,069	5,001	1.4
Data processing	1,991	2,289	(13.0)	4,035	4,407	(8.4)
Amortization of core deposit tangibles	732	731	0.1	1,469	1,471	(0.1)

Other expenses:
Professional fees	1,001	1,124	(11.0)	2,526	2,153	17.3
Stationery, brochures and supplies .	623	892	(30.2)	1,454	1,731	(16.0)
Postage	613	780	(21.4)	1,325	1,559	(15.0)
Telephone	269	761	(64.6)	870	1,490	(41.6)
Transaction fraud losses	506	456	10.9	877	1,521	(42.4)
Correspondent banking services	356	376	(5.4)	819	837	(2.1)
Title fees, recording fees and credit report expense	475	414	14.6	1,118	845	32.3
Security expense	416	375	11.0	833	711	17.1
Insurance costs	450	415	8.4	904	835	8.3
FDIC premiums and OTS assessment	583	549	6.3	1,175	1,103	6.5
Real estate held for investment expenses(1)	1,022	899	13.7	2,038	1,909	6.8

Other	2,673	1,801	48.4	4,789	3,636	31.7

Total other expenses	8,987	8,842	1.6	18,728	18,330	2.2

	$46,596	45,184	3.1%	$94,751	92,074	2.9

(1)	Expenses from SF Equities, a subsidiary of the Bank that invests in affordable housing properties in Wisconsin.

        The three months ended June 30, 2004 included $880,000 of expenses relating to the completion of the St. Francis bank system conversion including software programming costs and incremental incentive compensation and overtime costs.

        Occupancy costs have increased over the prior year periods due to the costs related to operating 73 branches, compared to 67 branches at June 30, 2004.

        Advertising and promotion expenses increased for the current year periods compared to the prior year periods due to due to a more aggressive marketing campaign and special promotions to attract and retain deposits. We expect annual advertising and promotion costs in 2005 to exceed 2004 expenditures.

        The large increase in professional fees for the six months ended June 30, 2005 compared to the prior year period reflects higher costs related to consulting fees for various process improvements, including an automated work flow system for the mortgage loan division, as well as ongoing Sarbanes-Oxley and Bank Secrecy Act/anti-money laundering compliance.

        Our telephone expense decreased year over year due to the consolidation and renegotiation of our contract. Decreases were accomplished in stationery and postage expenses for 2005 compared to the prior year period by various efficiency and cost-reduction initiatives.

        Included in other expense for 2005 is $318,000 of probable losses related to claims involving fraudulent loans sold by a former subsidiary of an acquired bank to various private investors.

Income Tax Expense

        Income tax expense totaled $13.4 million for the three months ended June 30, 2005, equal to an effective income tax rate of 34.8%, compared to $12.8 million or an effective income tax rate of 33.0% for the three months ended June 30, 2004. Income tax expense totaled $26.4 million for the six months ended June 30, 2005, or an effective tax rate of 34.9% compared to $25.3 million or an effective tax rate of 33.2% for the six months ended June 30, 2004. The effective income tax rate was lower in 2004 due to the resolution of certain prior years’ income tax matters.

Changes in Financial Condition

        Total assets of the Company were $10.06 billion at June 30, 2005, an increase of $377.8 million, or 3.9% from $9.68 billion at December 31, 2004. This increase has been driven by an increase in loans receivable and mortgage-backed securities, partially offset by additional redemptions of FHLB stock. Loans receivable increased despite the sale of $104.0 million of equity line of credit balances during the current six month period and $37.2 million of 15-year fixed-rate loans that were swapped into mortgage-backed securities classified as held to maturity. The continued growth in deposits and increased borrowings funded the increase in assets.

	June 30, 2005	December 31, 2004	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$220,335	246,998	(26,663)	(10.8)%
Investment securities available for sale	431,420	388,959	42,461	10.9

Stock in FHLB of Chicago	203,916	278,916	(75,000)	(26.9)
Mortgage-backed securities available for sale	1,180,546	948,168	232,378	24.5

Mortgage-backed securities held to maturity	264,219	245,021	19,198	7.8
Loans receivable, net	7,015,022	6,881,780	133,242	1.9
Goodwill and intangibles	341,783	343,929	(2,146)	(0.6)
Other	401,962	347,613	54,349	15.6

Total Assets	$10,059,203	9,681,384	377,819	3.9

Liabilities and Equity:
Deposits	$6,110,080	5,935,708	174,372	2.9%
Borrowed funds and junior subordinated debt	2,771,244	2,600,667	170,577	6.6
Other liabilities	227,622	170,623	56,999	33.4
Total Liabilities	9,108,946	8,706,998	401,948	4.6
Stockholders' equity	950,257	974,386	(24,129)	(2.5)

Total Liabilities and Equity	$10,059,203	9,681,384	377,819	3.9

Loans Receivable. The following table sets forth the composition of the Bank's loan portfolio by loan type at the dates indicated.

	At
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Dollars in thousands)
One- to four-family	$4,129,019	4,038,442	4,036,826	4,018,966	4,043,511
Equity lines of credit	1,285,545	1,262,681	1,280,954	1,175,214	1,061,783
Home equity loans	57,408	54,074	55,136	55,033	62,793
Multi-family	654,206	654,574	646,269	653,693	648,664
Commercial real estate	514,788	492,412	504,521	524,577	510,584
Construction	131,465	117,805	135,249	108,148	107,527
Land	58,332	63,110	64,564	69,196	77,636
Consumer loans	7,230	8,479	7,650	7,661	11,830
Commercial business loans	142,334	147,842	147,345	138,888	134,491

Total loans receivable, net	$6,980,327	6,839,419	6,878,514	6,751,376	6,658,819

Deposits. The following table sets forth the composition of the deposits by type at June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$268,280	4.4%	—	$239,249	4.0%	—
Non-interest bearing checking	263,618	4.3	—	250,569	4.2	—
Interest-bearing checking	846,806	13.9	.89	972,009	16.4	.94
Commercial money market	74,168	1.2	2.43	64,810	1.1	1.47
Money market	718,112	11.8	1.97	611,507	10.3	.97
Passbook	1,356,210	22.2	.58	1,399,099	23.6	.57

	3,527,194	57.8	.89	3,537,243	59.6	.68

Certificates of deposit	2,581,170	42.2	3.06	2,395,605	40.4	2.66

Unamortized premium	1,716	—	—	2,860	—	—

Total deposits	$6,110,080	100.0%	1.81%	$5,935,708	100.0%	1.48%

        At June 30, 2005, the Bank had $275.2 million of certificates of deposit at an average rate of 2.68% with original maturities of 13 to 23 months, which contain a one-time option for the owner to increase the interest rate to current rates.

Borrowed Funds. The following is a summary of the Company's borrowed funds at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank advances:
Fixed rate	$1,965,000	4.14%	$1,988,125	4.42%
Floating rate	275,000	3.33	200,000	2.32

Total FHLB advances	2,240,000	4.04	2,188,125	4.22
Reverse repurchase agreements	400,000	3.21	300,000	2.42
Other borrowings	29,108	2.54	25,662	1.59
Unsecured term loan	70,000	4.34	70,000	3.29
Unsecured line of credit	30,000	4.08	10,000	3.43
Unamortized premium	2,136	—	6,880	—

Total borrowed funds	$2,771,244	3.91%	$2,600,667	3.96%

        Included in FHLB of Chicago advances at June 30, 2005 are $340.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, which mature beyond 2005 and are putable at the discretion of the FHLB of Chicago as follows: $265.0 million at 4.81% in 2005, $75.0 million at 2.94% in 2006. The average term to maturity on these advances is 43 months, while the average term to put is five months. At inception, the Bank received a lower interest rate on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances prior to their final maturity. If put, the FHLB of Chicago will provide replacement funding, should the Bank want or need to refinance the borrowing, at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions. Of the FHLB advances we had outstanding at June 30, 2005, we currently expect $50.0 million (with an average rate of 2.52%) to be put back to us during the remainder of 2005 and $75 million (with an average rate of 2.94%) to be put back to us during 2006.

        At June 30, 2005, reverse repurchase agreements totaled $400.0 million and are floating rate with remaining terms to maturity ranging from nine months to five years. The interest rate on $250.0 million of these agreements is tied to the prime rate and ranges from prime minus 275 basis points to prime minus 280 basis points. The remaining $150.0 million have interest rates ranging from three-month LIBOR minus 50 basis points to three-month LIBOR minus 75 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly at various dates in 2006 and 2007.

Junior Subordinated Debt. We formed a special purpose finance subsidiary which issued $30 million in trust preferred securities on April 15, 2005. The trust preferred securities mature in 30 years and are callable at par in five years at the Company’s option. The Company will pay interest on the indebtedness at 3 month LIBOR plus 1.75%, resetting quarterly. The proceeds were used to repay amounts drawn on the Company’s existing

$55 million line of credit, which remains available for general corporate purposes, including the Company’s stock repurchase program.

       Subsequent to June 30, 2005, we formed another special purpose subsidiary, and the subsidiary issued $35 million in trust preferred securities on August 4, 2005. The trust preferred securities mature in 30 years and are callable at par in five years at the Company's option. The Company will pay interest on the indebtedness at 3 month LIBOR plus 1.40% resetting quarterly. The proceeds will be used to repay amounts drawn on the Company's existing $55 million line of credit and general corporate purposes.

Stockholders’ Equity. On February 1, 2005, our Gain Deferral Plan was terminated and the remaining shares were distributed to the two plan participants upon termination of the Plan with a net effect to stockholders’ equity of ($8,000). See “Liquidity and Capital Resources” for a further discussion of shares repurchased and cash dividends paid also affecting stockholder’s equity. Stockholders’ equity was also impacted by the $3.9 million decline in the fair value of the Company’s available for sale securities portfolio resulting from the continued increase in short-term interest rates during the quarter.

Asset Quality

        Non-Performing Assets. The Bank ceases the accrual of interest when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. Generally, when a loan is 91 days or more past due, in the process of foreclosure, or in bankruptcy, or when collectibility is otherwise in doubt, the full amount of previously accrued but unpaidinterest on non-accrual loans is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the Bank’s loan portfolio. Additionally, the Bank considers the classification of investment securities, should they show signs of deteriorating quality.

        The following table sets forth information regarding non-accrual loans, non-accrual investment securities, when applicable, and foreclosed real estate of the Bank at the dates shown.

	At
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$23,084	22,057	23,629	22,984	24,206
Equity lines of credit	5,084	4,587	3,449	2,962	2,194
Home equity loans	694	849	875	1,235	377
Multi-family	314	1,270	1,826	1,288	1,035
Commercial real estate	1,058	1,088	1,294	1,578	273
Consumer loans	118	108	79	57	184
Commercial business loans	196	350	321	453	675

Total	$30,548	30,309	31,473	30,557	28,944

Non-performing loans to total loans	.44%	.44	.46	.45	.43

Foreclosed real estate, net of reserves:
One- to four-family	387	1,470	1,487	1,135	2,208

Total non-performing assets	$30,935	31,779	32,960	31,692	31,152

Total non-performing assets to total assets	.31%	.33	.34	.34	.33

        Non-performing loans were $30.5 million, or .44% of total loans receivable at June 30, 2005, compared to $31.5 million, or .46% of loans receivable at December 31, 2004, and $28.9 million, or ..43% of total loans receivable at June 30, 2004. The increase of $1.6 million for total non-accruing loans at June 2005 compared to June 2004 was comprised primarily of a $2.9 million increase for equity lines of credit offset by a $721,000 decrease for multi-family loans and a decrease in commercial business loans of $479,000. In our loan portfolio, the equity lines of credit and equity loans have shown growth of $218.4 million or 19% since June 2004, accounting for most of the increase in our non-performing totals, as this portfolio continues to grow in size. Non-performing assets were $30.9 million or .31% of total assets at June 30, 2005, compared to $33.0 million or .34% of total assets at December 31, 2004, and $31.2 million or .33% of total assets at June 30, 2004.

        For the quarter ended June 30, 2005, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $461,000, compared to $482,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $862,000, compared to $882,000 for the six months ended June 30, 2004.

Non-Performing Residential Loans. Ratios for loans secured by one-to four-family residential properties were as follows at the dates shown:

	June 30, 2005	December 31, 2004	June 30, 2004
One- to four-family loans as a percentage of total loans	78%	78%	78%
Non-performing one- to four-family loans as a percentage of
total non-performing loans	94	89	93
Percentage of non-performing one- to four-family loans with
private mortgage insurance or other guarantees	43	46	40
Average loan-to-value of non-performing one- to four-family
loans without private mortgage insurance or other guarantees	66	66	70

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

        In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem assets in its portfolio to determine whether any loans or investments require classification in accordance with applicable regulations. At June 30, 2005 and December 31, 2004 all of the Banks non-performing loans were classified as substandard. In addition, at June 30, 2005, the Bank had classified $3.7 million of multi-family loans and $26.0 million of commercial loans as substandard for regulatory purposes that were still accruing interest. The Bank also had $1.2 million of commercial loans classified as doubtful of which $7,000 was non-accrual and the remaining were still accruing interest. Special mention loans at June 30, 2005 and December 31, 2004 totaled $13.0 million and $10.2 million, respectively.

Allowance for Loan Losses

        Activity in the allowance for loan losses is summarized in the following table for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$36,249	34,437	$36,255	34,555
Provision for loan losses	—	280	—	580
Charge-offs	(188)	(153)	(321)	(594)
Recoveries	73	157	200	180

Balance at end of period	$36,134	34,721	$36,134	34,721

        The allowance for loan losses to total loans at June 30, 2005 and December 31, 2004 was .53%. The allowance for loan losses to non-performing loans increased to 119.59% at June 30, 2005, from 115.18% at December 31, 2004, reflecting the decline in non-performing loans. Management believes the allowance for loan losses is adequate at June 30, 2005.

Liquidity and Capital Resources

        We manage liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our land development operation, and planned repurchases of common stock. Our major sources of funds are dividends from the Bank access to the capital markets, which are subject to regulatory limitations, and to a lesser extent, cash flow from our land development operation. Additionally, we maintain a $55 million unsecured line of credit with a Chicago-based commercial bank under which we had $25 million available at June 30, 2005.

        During the three and six months ended June 30, 2005, our holding company's principal uses of funds were cash dividends paid to our shareholders and stock repurchases. During the current three month period, we repurchased 698,500 shares of our common stock at an average price of $41.56 per share, for a total of $29.0 million, and we declared common stock dividends of $.23 per share, for a total of $7.4 million. For the six month period ending June 30, 2004, we repurchased 1.3 million shares of its common stock at an average price of $42.33 for a total of $56.8 million, and we declared common stock dividends of $.46 per share, for a total of $14.9 million.

        The principal sources of funds at the Bank are deposits, advances from the FHLB of Chicago and other borrowings, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Decisions to sell investment securities and other assets are also generally market driven, although we may at times sell these assets for asset/liability management purposes or as a source of liquidity.

        We utilizes particular sources of funds at the Bank based on comparative costs and availability. We generally manage the pricing of its deposits to maintain a steady to increasing deposit portfolio in the aggregate, but from time to time we may decided not to pay rates on deposits as high as competition. When necessary, we supplement our deposit funding with longer term and/or other alternative sources of funds such as FHLB advances and other borrowings. We currently expect that due to increased competition for deposits in our markets, we may increasingly rely on higher cost wholesale borrowings.

        Since mid 2004, we have takens steps to reduce our investment of FHLB of Chicago (“FHLBC”) to more moderate levels. At June 30, 2005, the balance is $203.9 million of which $91.9 million is in excess of the minimum investment required as collateral for our FHLB borrowings as of that date. During the three months ended June 30, 2005, we redeemed $30.0 million in stock, bringing our total redemptions year to date to $75.0 million. A significant portion of the excess investment resulted from the Fidelity and St. Francis acquisitions in 2003, as they maintained investments in excess of their required minimums due to the high rate of dividends being paid by the FHLBC. We may, at the FHLBC’s discretion, redeem at par any capital stock greater than our required investment or sell it to other FHLBC members. We monitor the financial results and interest rate risk position of the FHLBC on a quarterly basis. We plan to continue reducing our investment in 2005.

        Outstanding loan commitments totaled $887.7 million at June 30, 2005, compared to $650.4 million at December 31, 2004. At June 30, 2005, we believe we have sufficient cash to fund our outstanding commitments or will be able to obtain the necessary funds from outside sources to meet our cash requirements under these commitments. At June 30, 2005, we had $13.3 million of credit risk related to loans sold to the MPF program with recourse provisions, $36.9 million of credit risk related to loans sold with recourse to other investors and approximately $28.3 million of credit risk related to loans with private mortgage insurance in force.

        The following table lists the commitments and contingencies of the Company and the Bank as of June 30, 2005:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family and multi-family
mortgage commitments	$721,729	721,729	—	—	—
Equity line and equity loan commitments	103,354	103,354	—	—	—
Unused portion of equity lines of credit	1,065,421	38,406	125,239	53,034	848,742
Commercial business lines	312,609	173,730	91,811	23,007	24,061
Letters of credit(1)	76,844	29,719	34,781	5,869	6,475
Commercial business loan commitments	62,626	62,626	—	—	—
Contingent liability under recourse
provisions(2)	65,247	65,247	—	—	—

Total	$2,407,830	1,194,811	251,831	81,910	879,278

(1)	Letters of credit include $8.5 million related to land development projects.
(2)	Amounts are shown based on time to maturity for amounts if used. Reflects the maximum amount of potential liability for credit losses at June 30, 2005 that we have retained relating to an aggregate $928.9 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in the Bank’s captive reinsurance subsidiary and have a contingent liability under these provisions of $65.2 million. Our loss experience to date under such recourse provisions has been immaterial.

Asset/Liability Management

        As part of our normal operations, we are subject to interest-rate risk on the interest-sensitive assets we invest in and the interest-sensitive liabilities we borrow. Managment reviews our exposure to interest rate risk quarterly with our asset/liability management committee (“ALCO”) of the Board of Directors of the Company. The ALCO monitors the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains and oversees risk management strategies.

        We use interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive gap would likely result in an improvement in net interest income. Our goal is to maintain a cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and our decisions based on its expectation of future interest rate trends, as well as the impact of the interest rate risk position of acquired institutions. Our asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate and hybrid ARM loans as well as other loans which have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans in our portfolio. Historically, we have generally sold our conforming long-term fixed-rate loan originations in the secondary market in order to improve and maintain our interest rate sensitivity levels.

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

        The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at June 30, 2005 and management’s assumptions regarding prepayment percentages on loans and mortgage-backed securities, based on its current experience in these portfolios. The Bank uses the withdrawal assumptions used by the OTS with respect to interest-bearing and non-interest bearing checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although they are considered conservative by the ALCO. Fixed rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, $20.7 million of investments with final maturities averaging 39 months, but callable in six months or less are categorized in the six months or less category, and $60.6 million of investment securities with final maturities averaging 34 months, but callable in six months to one-year are categorized in the six-months to one-year category in anticipation of their calls. At June 30, 2005, $50.0 million of putable FHLB advances with maturities of 3 to 5 years are categorized in the less than six months category because the put option is expected to be exercised, and of $75.0 million of putable advances with maturities greater than 5 years, $25.0 million was classified in six to twelve months and $50.0 million was classified in one to three years because the put options are expected to be exercised.

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

	At June 30, 2005
	< 1/2 Yr.	1/2 - 1 Yr.	1 - 3 Yrs.	3 - 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$29,628	—	—	—	41,201	70,829
Loans receivable	2,219,408	633,682	2,241,165	1,453,139	432,933	6,980,327
Mortgage-backed securities	144,202	132,841	345,200	282,100	540,422	1,444,765
Investment securities
available for sale	111,624	83,036	140,511	83,315	12,934	431,420
Stock in FHLB of Chicago	203,916	—	—	—	—	203,916
Interest-bearing deposits	41,053	—	—	—	—	41,053
Federal funds sold	43,007	—	—	—	—	43,007

Total interest-earning assets	2,792,838	849,559	2,726,876	1,818,554	1,027,490	9,215,317
Impact of hedging activities(1)	41,201	—	—	—	(41,201)	—

Total net interest-earning
assets, adjusted for
impact of hedging activities	2,834,039	849,559	2,726,876	1,818,554	986,289	9,215,317
Interest-bearing liabilities:
Interest-bearing checking
accounts	71,978	65,861	241,049	149,734	318,184	846,806
Money market accounts	792,280	—	—	—	—	792,280
Passbook accounts	115,324	105,474	386,040	239,799	509,573	1,356,210
Certificate accounts	1,123,347	698,496	651,359	97,542	12,142	2,582,886
FHLB advances	616,846	335,290	910,000	350,000	30,000	2,242,136
Other borrowings	559,437	202	120	31	246	560,036

Total interest-bearing liabilities	3,279,212	1,205,323	2,188,568	837,106	870,145	8,380,354

Interest sensitivity gap	$(445,173)	(355,764)	538,308	981,448	116,144	834,963

Cumulative gap	$(445,173)	(800,937)	(262,629)	718,819	834,963

Cumulative gap as a percentage
of total assets	(4.43)%	(7.96)	(2.61)	7.15	8.30
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities .	86.42%	82.14	96.06	109.57	109.96
At December 31, 2004
Cumulative gap	$196,335	(384,977)	(210,063)	767,087	813,094
Cumulative gap as a percentage
of total assets	2.03%	(3.98)	(2.17)	7.92	8.40
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	107.24%	90.37	96.57	110.79	110.10

(1)	Represents forward commitments to sell mortgage loans.

        Since December 31, 2004, our cumulative one-year gap has extended to a (7.96)% from (3.98)%. The sale of $104.0 million of floating rate equity lines of credit, the redemption of $75 million of stock in FHLB of Chicago, as well as a large increase in money market accounts during the first six months directly impacted the negative gap position. We expect to address this recent trend as we continue to implement asset/liability strategies during 2005, including continued expansion of home equity lines of credit, origination of short-term hybrid arms, and use of additional fixed-rate certificates of deposit and term wholesale borrowings.

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

        Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. At June 30, 2005, the Bank exceeded all minimum regulatory capital ratios to be considered well-capitalized.

        The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented on the next page:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At June 30, 2005:
Tangible capital (to total assets)	$706,679	7.30%	=>$145,208	=>1.50%	N/A
Core capital (to total assets)	706,679	7.30	=>$387,221	=>4.00%	=>$484,207	=>5.00%
Total capital (to risk-weighted assets)	728,290	11.51	=>$506,363	=>8.00%	=>$632,954	=>10.00%
Core capital (to risk-weighted assets)	706,679	11.16	N/A	N/A	=>$379,772	=>6.00%
At December 31, 2004:
Tangible capital (to total assets)	$664,449	7.14%	=>$139,642	=>1.50%	N/A
Core capital (to total assets)	664,449	7.14	=>$372,379	=>4.00%	=>$465,473	=>5.00%
Total capital (to risk-weighted assets)	687,500	11.30	=>$486,665	=>8.00%	=>$608,331	=>10.00%
Core capital (to risk-weighted assets)	664,449	10.92	N/A	N/A	=>$364,999	=>6.00%

        A reconciliation of consolidated stockholders’ equity of the Bank for financial reporting purposes to capital considered for purposes of meeting regulatory capital requirements is as follows:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Stockholder's equity of the Bank	$1,020,557	983,865
Goodwill and core deposit intangibles	(316,759)	(318,231)
Non-permissible subsidiary deduction	(393)	(392)
Non-includable mortgage servicing rights	(2,502)	(2,570)
Regulatory capital adjustment for available for sale securities	5,776	1,777

Tangible and core capital	706,679	664,449
Recourse on loan sales	(14,523)	(13,204)
Allowance for loan losses	36,134	36,255

Total capital	$728,290	687,500

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        A quantitative and qualitative analysis about market risk is included in the Company’s December 31, 2004 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of June 30, 2005 since December 31, 2004. See “Asset/Liability Management” in Item 2, for a further discussion of the Company’s interest rate sensitivity gap analysis.

Item 4. Controls and Procedures

        As of June 30, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

        There has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table sets forth information in connection with purchases of the Company’s common stock made by, or on behalf of, the Company during the second quarter of 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(2)
April 1, 2005 through April 30, 2005	169,000	39.80	169,000	531,000
May 1, 2005 through May 31, 2005	556,160	42.16	529,500	1,500
June 1, 2005 through June 30, 2005	1,777	42.76	—	1,500
Total	726,937	41.61	—	1,500

(1)	The table includes 28,437 shares that we surrendered to the Company in payment of option exercise price and does not include 8,965 shares that were surrendered in payment of withholding tax in connection with the exercise of related options during the quarter.

(2)	The Company’s Board of Directors approved the repurchase of up to 1.2 million shares in January 2005. Unless earlier terminated by the Board of Directors, this program will expire when we have completed the repurchase of all shares authorized under the plan.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on April 27, 2005.

(b)	The names of each director elected at the Annual Meeting for three-year terms and the voting results are as follows:

	For	Withheld
Robert J. Bowles	29,072,718	1,377,678
David C. Burba	28,837,071	1,613,325
Allen H. Koranda	29,629,299	821,097
Barbara L. Lamb	29,710,576	739,820
Edward W. Mentzer	29,780,420	669,976
The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

Terry A. Ekl	Harris W. Fawell	Joe F. Hanauer
Kenneth R. Koranda	Thomas R. Perz	Raymond S. Stolarczyk
F. William Trescott	Lois B. Vasto	Jerry A. Weberling
Andrew J. Zych

(c)	In addition to the election of directorsreflected above, the following matter was voted upon at the Annual Meeting. The number of affimative votes and negative votes cast is shown below.

(i)	Ratification of the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002:

For	Against	Abstain	Broker Non-Voted
30,096,990	299,727	53,679	—

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit	No. 2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Agreement and Plan of Reorganization by and between MAF Bancorp, Inc., and EFC Bancorp, Inc. dated as of June 29, 2005. (Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K (File No. 0-18121) dated June 29, 2005).

Exhibit	No. 3. Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s Form 10-Q for the period ending June 30, 2003 (File No. 0-18121).)

Exhibit	No. 4.1. Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit	No. 31.1. Certification of Chief Executive Officer.+

Exhibit	No. 31.2. Certification of Chief Financial Officer.+

Exhibit	No. 32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.+

+ Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

/s/ Allen H. Koranda	August 8, 2005
Allen H. Koranda	(Date)
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Jerry A. Weberling	August 8, 2005
Jerry A. Weberling	(Date)
Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Agreement and Plan of Reorganization by and between MAF Bancorp, Inc., and EFC Bancorp, Inc. dated as of June 29, 2005. (Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K (File No. 0-18121) dated June 29, 2005).

Exhibit No. 3.	Certificate of Incorporation and By-laws.

(i)	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 0-18121) dated December 19, 2000.)

(ii)	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's Form 10-Q for the period ended June 30, 2003 (File No. 0-18121).)

Exhibit No. 4.1.	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit No. 31.1.	Certification of Chief Executive Officer.+

Exhibit No. 31.2.	Certification of Chief Financial Officer.+

Exhibit No. 32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.