Form 10-Q
period 2005-09-30
MAF BANCORP INC
filed 2005-11-04
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-18121

MAF BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3664868
(State of Incorporation)	(I.R.S. Employer Identification No.)

55th Street & Holmes Avenue Clarendon Hills, Illinois	60514-1500
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (630) 325-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 2, 2005: 32,062,778

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$127,373	148,055
Interest-bearing deposits	34,993	56,089
Federal funds sold	47,555	42,854

Total cash and cash equivalents	209,921	246,998
Investment securities available for sale, at fair value	466,304	388,959
Stock in Federal Home Loan Bank of Chicago, at cost	163,916	278,916
Mortgage-backed securities available for sale, at fair value	1,266,458	948,168
Mortgage-backed securities held to maturity (fair value $249,214 and $244,615)	253,068	245,021
Loans receivable held for sale	78,595	39,521
Loans receivable, net	7,101,409	6,878,514
Allowance for loan losses	(36,335)	(36,255)

Loans receivable, net of allowance for loan losses	7,065,074	6,842,259

Accrued interest receivable	41,251	34,888
Foreclosed real estate	789	1,487
Real estate held for development or sale	50,332	35,091
Premises and equipment, net	145,553	140,898
Other assets	177,490	135,249
Goodwill	304,412	305,166
Intangibles, net	35,872	38,763

Total assets	$10,259,035	9,681,384

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$6,132,037	5,935,708
Borrowed funds	2,898,399	2,600,667
Junior subordinated debentures	67,011	—
Advances by borrowers for taxes and insurance	57,530	43,285
Accrued expenses and other liabilities	138,091	127,338

Total liabilities	9,293,068	8,706,998

Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,634,642 shares issued; 32,054,453 and 33,273,235 shares outstanding	336	336
Additional paid-in capital	527,061	522,047
Retained earnings, substantially restricted	517,573	468,408
Stock in Gain Deferral Plan; 245,467 shares at December 31, 2004	—	1,211
Accumulated other comprehensive loss, net of tax	(11,442)	(1,676)
Treasury stock, at cost; 1,580,189 and 361,407 shares	(67,561)	(15,940)

Total stockholders’ equity	965,967	974,386

	$10,259,035	9,681,384

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans receivable	$97,545	86,135	280,589	253,045
Mortgage-backed securities available for sale	12,887	8,750	33,818	26,297
Mortgage-backed securities held to maturity	2,878	1,079	8,934	2,253
Federal Home Loan Bank of Chicago stock	2,820	5,690	10,599	17,727
Investment securities available for sale	4,812	3,221	12,928	9,610
Interest-bearing deposits and federal funds sold	1,102	764	3,464	2,092

Total interest income	122,044	105,639	350,332	311,024

Interest expense:
Deposits	28,276	18,908	75,627	53,514
Borrowed funds	26,930	22,172	72,922	63,752
Junior subordinated debentures	714	—	1,042	—

Total interest expense	55,920	41,080	149,591	117,266

Net interest income	66,124	64,559	200,741	193,758
Provision for loan losses	480	350	480	930

Net interest income after provision for loan losses	65,644	64,209	200,261	192,828

Non-interest income:
Net gain (loss) on sale of:
Loans receivable	2,654	2,978	8,834	6,434
Mortgage-backed securities	—	—	—	489
Investment securities	(33)	3	727	2,805
Foreclosed real estate	(12)	227	196	423
Income from real estate operations	—	1,650	166	5,261
Deposit account service charges	9,342	8,848	25,757	25,425
Loan servicing fee income, net	479	584	1,818	710
Valuation recovery on mortgage servicing rights	—	—	125	1,755
Other loan fees	1,757	1,531	4,386	4,503
Brokerage commissions	1,080	1,044	3,180	3,142
Other	4,523	2,651	10,388	8,046

Total non-interest income	19,790	19,516	55,577	58,993

Non-interest expense:
Compensation and benefits	23,816	23,083	75,066	72,723
Office occupancy and equipment	7,407	7,420	21,607	20,645
Advertising and promotion	2,101	2,452	7,170	7,453
Data processing	2,009	1,598	6,044	6,005
Amortization of core deposit intangibles	716	730	2,185	2,201
Other	8,880	10,180	27,608	28,510

Total non-interest expense	44,929	45,463	139,680	137,537

Income before income taxes	40,505	38,262	116,158	114,284
Income taxes	13,520	12,676	39,937	37,934

Net income	$26,985	25,586	76,221	76,350

Basic earnings per share	$.84	.78	2.35	2.33

Diluted earnings per share	$.83	.77	2.30	2.27

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2005
	Common stock	Additional paid-in capital	Retained earnings	Gain Deferral Plan	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 31, 2004	$336	522,047	468,408	1,211	(1,676)	(15,940)	974,386

Comprehensive income:
Net income	—	—	76,221	—	—	—	76,221
Other comprehensive income (loss), net of tax:
Unrealized holding loss during the period	—	—	—	—	(9,289)	—	(9,289)
Reclassification adjustment of gains included in net income	—	—	—	—	(477)	—	(477)

Total comprehensive income	—	—	76,221	—	(9,766)	—	66,455

Exercise of 255,068 stock options, and reissuance of treasury stock from option exercise and 4,930 from restricted stock unit awards	—	—	(6,019)	—	—	9,160	3,141
Tax benefits from stock-related compensation	—	1,067	—	—	—	—	1,067
Purchase of 1,342,500 shares of treasury stock	—	—	—	—	—	(56,826)	(56,826)
Cash dividends declared, $0.69 per share	—	—	(22,248)	—	—	—	(22,248)
Distribution of Gain Deferral Plan shares	—	3,947	1,262	(1,262)	—	(3,955)	(8)
Dividends paid to Gain Deferral Plan	—	—	(51)	51	—	—	—

Balance at September 30, 2005	$336	527,061	517,573	—	(11,442)	(67,561)	965,967

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$76,221	76,350
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and deferred loan fees	(4,485)	(10,311)
Provision for loan losses	480	930
FHLB of Chicago stock dividends	(10,553)	(17,728)
Net gain on sale of loans receivable	(8,834)	(6,434)
Net gain on sale of investment and mortgage-backed securities	(727)	(3,294)
Net gain on real estate held for development or sale	(166)	(5,261)
Amortization and impairment (recovery) of mortgage servicing rights, net	5,407	4,454
Depreciation and amortization	11,264	10,032
Amortization of core deposit intangibles	2,185	2,201
Deferred income tax expense (benefit)	(5,457)	8,259
Decrease in accrued interest receivable	(6,363)	(2,161)
Net (increase) decrease in other assets and liabilities	(28,340)	4,405
Loans originated and purchased for sale	(567,851)	(713,909)
Sale of loans originated and purchased for sale	654,791	707,957

Net cash provided by operating activities	117,572	55,490

Investing activities:
Loans originated and purchased for investment	(2,431,069)	(2,447,297)
Principal repayments on loans receivable	2,052,173	1,951,429
Principal repayments on mortgage-backed securities	232,239	214,602
Proceeds from maturities of investment securities available for sale	35,515	73,891
Proceeds from sale of:
Investment securities available for sale	16,174	48,537
Mortgage-backed securities available for sale	6,458	18,522
Real estate held for development or sale, including foreclosed real estate	2,788	17,382
Stock in Federal Home Loan Bank of Chicago	125,553	80,690
Purchases of:
Investment securities available for sale	(131,278)	(100,748)
Mortgage-backed securities available for sale	(542,813)	(177,940)
Real estate held for development or sale, including foreclosed real estate	(15,428)	(10,500)
Premises and equipment	(11,293)	(19,031)

Net cash used in investing activities	(660,981)	(350,463)

Financing Activities:
Proceeds from:
FHLB of Chicago advances	968,000	945,000
Unsecured line of credit	30,000	—
Issuance of junior subordinated debentures	67,011	—
Repayments of:
FHLB of Chicago advances	(798,125)	(819,688)
Unsecured line of credit	(40,000)	—
Net increase in other borrowings	144,011	143,833
Net increase in deposits	196,329	61,977
Increase in advances by borrowers for taxes and insurance	14,245	13,826
Proceeds from exercise of stock options	3,580	5,571
Purchase of treasury stock	(56,885)	(29,049)
Cash dividends paid	(21,834)	(19,617)

Net cash provided by financing activities	506,332	301,853

Increase (decrease) in cash and cash equivalents	(37,077)	6,880
Cash and cash equivalents at beginning of period	246,998	221,962

Cash and cash equivalents at end of period	$209,921	228,842

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and junior subordinated debentures	$139,209	101,284
Income taxes	35,623	7,463
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	1,555	2,989
Loans receivable swapped into mortgage-backed securities	42,623	147,315
Transfer of equity lines of credit from loans receivable, net to loans receivable available for sale	$107,905	—

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the accounts of MAF Bancorp, Inc. (“Company”), Mid America Bank, fsb including its subsidiaries (“Bank”) and MAF Developments, Inc. (“MAFD”), for the three- and nine-month periods ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$26,985	32,015,695	$.84	$25,586	32,618,611	$.78

Effect of dilutive securities:
Stock options		665,168			750,598

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$26,985	32,680,863	$.83	$25,586	33,369,209	$.77

	Nine Months Ended September 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$76,221	32,389,113	$2.35	$76,350	32,807,778	$2.33

Effect of dilutive securities:
Stock options		691,813			813,896

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$76,221	33,080,926	$2.30	$76,350	33,621,674	$2.27

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(5) Stock Option Plans

We currently apply APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for our stock option plans. Accordingly, we recognize compensation cost on restricted stock unit awards, but have not historically recorded compensation expense for stock options granted under our plans. Had we elected to record compensation expense for stock option grants based on the fair value at the grant dates for stock option awards under those plans consistent with the method of SFAS No. 123 using the Black-Scholes option-pricing model as the valuation methodology, the Company’s net income and earnings per share would have been equal to the pro-forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$26,985	25,586	76,221	76,350
Deduct: total stock option employee compensation expense determined using the Black-Scholes method for all awards, net of related tax effects	488	806	1,653	2,799

Pro-forma net income	$26,497	24,780	74,568	73,551

Basic Earnings per Share

As Reported	$.84	.78	2.35	2.33
Pro-forma	.83	.76	2.30	2.24
Diluted Earnings Per Share
As Reported	.83	.77	2.30	2.27
Pro-forma	.83	.76	2.30	2.24

In accordance with SEC rules that will require expensing of stock options at the beginning of the next fiscal year commencing after June 15, 2005, the Company anticipates adopting the fair value method of expense recognition consistent with SFAS No. 123R “Share-Based Payment,” as of January 1, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such activity be recognized as compensation cost in the income statement based on the fair value of stock-based awards on the date of the grant.

(6) Commitments and Contingencies

At September 30, 2005, we had outstanding commitments to originate and fund loans of $878.3 million, including $249.6 million of fixed-rate loans and $489.4 million of primarily hybrid adjustable-rate loans with initial fixed-rate terms of 3, 5 or 7 years and $139.3 million of home equity lines of credit. Prospective borrowers had locked the interest rate on $185.0 million of these commitments, of which $60.6 million were fixed-rate mortgage or equity loans, with rates ranging from 4.25% to 9.625%, and $124.4 million were adjustable rate loans with rates ranging from 4.138% to 9.644%. The interest rates on the remaining commitments of $693.3 million float at current market rates. Included in the outstanding commitments were $83.8 million of business banking loans. In addition, at September 30, 2005, we had outstanding forward commitments to sell $96.4 million of fixed-rate mortgage loans.

At September 30, 2005, we had outstanding standby letters of credit, excluding those related to our own land development projects, totaling $69.9 million. Of this amount, $45.3 million is comprised of letters of credit to enhance industrial revenue bond financings of commercial real estate in the Bank’s market. Additionally, the Company had outstanding standby letters of credit totaling $22.5 million related to our real estate development projects.

The Company could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless.

At September 30, 2005, we had $13.6 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program (“MPF”), $37.5 million of loans sold with full recourse to other investors, and approximately $29.8 million of credit risk related to reinsurance obligations on loans with private mortgage insurance in force. There are no expected losses and no recorded liabilities at September 30, 2005 for such exposure.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(7) Segment Information

The Company utilizes the “management approach” for segment reporting. This approach is based on the way that management of the Company organizes lines of business for making operating decisions and assessing performance. Currently, the Company has two segments. The Banking segment includes our lending and deposit gathering operations as well as other financial services we offer to individual and business customers. The business of our Real Estate Operations segment primarily involves land acquisitions, obtaining necessary zoning and regulatory approvals and improving raw land into developed residential lots for sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the table below:

	Three Months Ended September 30,
	2005			2004
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$122,044	—	122,044	105,639	—	105,639
Interest expense	55,974	(54)	55,920	41,080	—	41,080

Net interest income	66,070	54	66,124	64,559	—	64,559
Provision for loan losses	480	—	480	350	—	350
Non-interest income	19,790	—	19,790	17,866	1,650	19,516
Non-interest expense	44,371	558	44,929	45,082	381	45,463

Income (loss) before income taxes	41,009	(504)	40,505	36,993	1,269	38,262
Income tax expense (benefit)	13,720	(200)	13,520	12,172	504	12,676

Net income (loss)	27,289	(304)	26,985	24,821	765	25,586

Average assets	$10,074,116	47,880	10,121,996	9,272,464	38,287	9,310,751

	Nine Months Ended September 30,
	2005			2004
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$350,332	—	350,332	311,024	—	311,024
Interest expense	149,698	(107)	149,591	117,266	—	117,266

Net interest income	200,634	107	200,741	193,758	—	193,758
Provision for loan losses	480	—	480	930	—	930
Non-interest income	55,411	166	55,577	53,732	5,261	58,993
Non-interest expense	138,112	1,568	139,680	136,368	1,169	137,537

Income (loss) before income taxes	117,453	(1,295)	116,158	110,192	4,092	114,284
Income tax expense (benefit)	40,451	(514)	39,937	36,308	1,626	37,934

Net income (loss)	77,002	(781)	76,221	73,884	2,466	76,350

Average assets	$9,835,536	42,704	9,878,240	9,126,816	35,812	9,162,628

(8) Goodwill and Intangible Assets

Goodwill had a net carrying amount of $304.4 million at September 30, 2005 and $305.2 million at December 31, 2004. All of the Company’s goodwill is in the Banking segment. The Company evaluates goodwill for impairment at least annually. We completed an evaluation as of May 31, 2005 and no impairment was deemed necessary as a result of the Company’s analysis.

The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2004	$13,066	25,697	38,763
Additions	—	4,702	4,702
Amortization expense	(2,185)	(5,533)	(7,718)
Valuation allowance recovery, net	—	125	125

Balance at September 30, 2005	$10,881	24,991	35,872

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

The following is a summary of intangible assets subject to amortization:

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$26,577	(15,696)	10,881	26,577	(13,511)	13,066
Mortgage servicing rights(1)	33,590	(8,599)	24,991	31,890	(6,193)	25,697

Total	$60,167	(24,295)	35,872	58,467	(19,704)	38,763

(1)	The carrying amounts for September 30, 2005 and December 31, 2004 are net of impairment reserves of $46,000 and $171,000, respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the nine months ended September 30, 2005 and estimates for the three months ending December 31, 2005 and five years thereafter are as follows. These estimates are based on the net carrying amount of the Bank’s core deposit intangibles and mortgage servicing rights as of September 30, 2005.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the nine months ended September 30, 2005	$2,185	5,533

Estimated Amortization Expense:
For the three months ending December 31, 2005	715	1,700
For the year ending December 31, 2006	2,200	5,700
For the year ending December 31, 2007	1,600	4,600
For the year ending December 31, 2008	1,400	3,700
For the year ending December 31, 2009	1,200	3,000
For the year ending December 31, 2010	1,100	2,500

(9) Post-Retirement Plans

The Bank sponsors a supplemental executive retirement plan (“SERP”) for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. The Bank also sponsors a partially subsidized group long term medical plan for the purpose of providing certain former employees post-retirement medical benefits. The benefits under the retiree benefit plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The Bank’s long-term medical plan was amended January 1, 2005, to eliminate the retiree subsidy for all non-retired participants effective January 1, 2006. Current retirees as well as 2005 retirees are grandfathered under the subsidy provisions.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

The components of the net periodic benefit cost to the Company of post-retirement plans are as follows:

	Three Months Ended September 30,
	SERP		Retirement Medical Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$203	166	—	24
Interest cost	97	77	7	26
Amortization of unrecognized net transition obligation	—	—	—	2
Amortization of unrecognized prior service cost	—	—	(28)	—
Amortization of unrecognized net loss	14	2	12	6

Net periodic benefit cost	$314	245	(9)	58

	Nine Months Ended September 30,
	SERP		Retirement Medical Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$611	498	—	74
Interest cost	289	231	23	76
Amortization of unrecognized net transition obligation	—	—	—	4
Amortization of unrecognized prior service cost	—	—	(86)	—
Amortization of unrecognized net loss	40	6	34	20

Net periodic benefit cost	$940	735	(29)	174

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) clarifies that impairment loss should be recognized no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The statement is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not expect this implementation to have a material effect on the results of the Company.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Stock Based Compensation. In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires that stock option awards, as well as other equity-based compensation, be recognized as compensation expense in the income statement based on their fair values determined at the date of the grant. Under SEC guidance, the applicable effective date of SFAS No. 123R is the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting the fair value method of expense recognition as of January 1, 2006, in accordance with SFAS No. 123R, “Share-Based Payment,” which is effective as of the beginning of next fiscal year after June 15, 2005. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements based on the time of vesting beginning with the effective date, under the requirements of SFAS No. 123R for all share-based payments granted after that date and under the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that vest after the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. The Company currently utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted as presented in Note 5 above. While SFAS No. 123R permits entities to continue to use such a valuation model, the standard also permits the use of a “lattice” model. The Company expects to evaluate possible alternative models, including the underlying valuation assumptions, and has not yet determined which model it will use to measure the fair value of stock options upon the adoption of SFAS No. 123R nor the impact of stock option expensing on the design of the Company’s equity compensation plans. See Note 5 for the pro forma impact in 2005 and 2004.

Accounting Changes and Error Corrections. In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005.

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

Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected overhead, infrastructure and compliance costs, unanticipated changes in interest rates or further flattening of the yield curve, less than anticipated balance sheet growth, demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions which could result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for financial services and residential real estate in the Company’s market area, delays in real estate development projects, difficulties or delays related to the pending acquisition of EFC Bancorp (EFC), the possible short-term dilutive effect of the EFC acquisition or other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

MAF Bancorp, Inc. was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb (“Bank”), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Today, our bank is one of the largest community-oriented financial institutions headquartered in Chicago. Our primary business focus is providing financial services to retail and business banking customers in the Chicago and Milwaukee metropolitan areas. Our strategy is to continue to grow our banking franchise through organic growth, selective acquisition and branch expansion. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc. (“MAFD”), a business we started at the Bank in 1974.

We currently operate a total of 73 branches in Illinois and southeastern Wisconsin, 49 branches located in residential neighborhoods in the city of Chicago and throughout suburban communities in the Chicago metropolitan area, and 24 branches in the Milwaukee area that we operate under the name of St. Francis Bank, a division of Mid America Bank, fsb. Our newest branch was opened in June 2005 in Pewaukee, Wisconsin. We are scheduled to open two de novo branches in the fourth quarter of 2005 in Downers Grove, Illinois and in the Ukranian Village neighborhood of Chicago. Since September 30, 2004, we added three Illinois branches through our acquisition of Chesterfield Financial Corp. in November 2004 and opened two new branches in suburban Chicago communities in September and November of 2004.

On June 30, 2005, the Company announced that it had reached an agreement to acquire EFC Bancorp, Inc. in a 60% stock and 40% cash transaction valued at approximately $177.5 million. As previously disclosed, the Company expects the transaction to close in the first quarter of 2006 pending regulatory approval and approval by EFC stockholders. At June 30, 2005, EFC had assets of $1.0 billion, deposits of $713 million, stockholders’ equity of $89 million with offices in Kane, McHenry and Cook Counties, Illinois. Based on the June 30, 2005 FDIC deposit data, the transaction is expected to move us to #8 in deposit market share in the Chicago MSA and from #15 to #3 in Kane County, where municipal data estimates population growth to exceed 17% over the next five years. We do not expect the transaction to materially impact 2006 earnings per share results. The data processing systems conversion is currently planned for February 2006 and we expect the integration of EFS Bank into the Bank to be substantially complete by the end of the first quarter.

We expect to continue to evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or which allow the Company to expand outside its current primary market areas, as we have done in recent years. Management intends to review acquisition opportunities across a variety of parameters, including the potential impact on its financial condition as well as its financial performance in the future. It is anticipated that future acquisitions, if any, will likely be valued at a premium to book value, and generally at a premium to current market value. As such, management anticipates that acquisitions made by the Company could involve some short-term book value per share dilution and may involve earnings per share dilution depending on the Company’s timing and success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Critical Accounting Policies and Estimates

The Company’s financial condition and results of operations included here are prepared in conformity with U.S. generally accepted accounting principles, and are more fully described in Note 1 of the consolidated financial statements found in the Company’s Form 10-K for the fiscal year ended December 31, 2004 in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends, and other information available. We believe that of significant accounting policies, the following involve a higher degree of judgment and complexity:

Allowance for loan losses. We maintain an allowance for loan losses to cover management’s estimate of probable losses inherent in the Bank’s loan portfolio. In evaluating the allowance for loan losses and determining the amount of any provision for loan losses, management considers: (1) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (2) specific allocations based upon probable losses identified during the review of the portfolio, (3) delinquency in the portfolio and the composition of non-performing loans, including the percent of non-performing loans with supplemental mortgage insurance, and (4) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio. The allowance for loan losses is established through a provision for loan losses that is recorded in the consolidated statement of operations.

Valuation of mortgage servicing rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. Estimated value is also affected by assumptions relating to loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current estimates of prepayment speed, cash flow and discount rates. Changes in these estimates impact fair value and could require the Bank to record a valuation allowance or recovery of any previously established valuation allowance. A recovery of $125,000 was recorded in the first nine months of 2005 compared to a $1.8 million recovery in the prior year period. Should management’s estimates of future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or conversely, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

Valuation of goodwill and intangible assets. In accounting for acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposit intangibles. The amounts we record are based on our estimates of the fair value of assets and liabilities acquired. The valuation techniques we use to determine the carrying value of tangible and intangible assets and liabilities acquired in acquisitions and the estimated lives of the identifiable intangible assets involve a number of subjective judgments such as estimates for discount rates, projected future cash flows and an estimate of useful lives, all of which are susceptible to change based on changes in economic conditions and other factors. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds the remaining value we are reasonably likely to realize. Similarly, on an annual basis we evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the segment reporting level, and all of our goodwill is recorded in our banking segment.

While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and related amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in acquisitions, the value of those mortgage loans we acquired would have been less and the goodwill we recorded would have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in 2004 or 2005. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets, which adversely affect their value or shortens estimated lives, would adversely affect our results of operations. At September 30, 2005, our goodwill was $304.4 million and our identifiable intangible assets (core deposits) amounted to $10.9 million. We recorded $2.2 million of amortization of core deposit intangibles during both the first nine months of 2005 and the prior year period. There was no goodwill impairment recorded in 2005 or 2004.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Overview

The following table highlights selected financial information for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income	$26,985	25,586	$76,221	76,350
Diluted earnings per share	0.83	0.77	2.30	2.27
Average diluted shares outstanding	32,680,863	33,369,209	33,080,926	33,621,674
Interest rate spread	2.61%	2.80%	2.73%	2.85%
Net interest margin	2.84	3.00	2.94	3.05
Average loans receivable	$7,099,738	6,798,504	$6,986,748	6,641,028
Average interest-earning assets	9,301,466	8,593,867	9,088,716	8,466,421
Average assets	10,121,996	9,310,751	9,878,240	9,162,628
Average interest-bearing deposits	5,587,905	5,202,504	5,554,165	5,186,117
Average non-interest-bearing deposits	508,797	474,159	490,680	456,185
Average interest-bearing liabilities	8,468,997	7,760,660	8,255,189	7,646,400
Return on average assets(1)	1.07%	1.10%	1.03%	1.11%
Return on average equity(1)	11.25	11.24	10.62	11.17
Efficiency ratio(2)	52.28	54.08	54.65	55.13
Non-interest expense to average assets(1)	1.78	1.95	1.89	2.00
Non-interest income to total revenue(3)	23.03	23.21	21.68	23.34
1-4 family loan originations	$572,442	484,498	$1,525,663	1,876,428
Loan sales	231,294	313,029	648,522	808,584
Gain on sale of loans	2,654	2,978	8,834	6,434
Income from real estate operations	—	1,650	166	5,261

(1)	Annualized.
(2)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain/(loss) on sale and write down of mortgage-backed and investment securities.
(3)	Total revenue equals net interest income plus non-interest income.

•	Growth in average earning assets of approximately 7.4% over the past year contributed to a 3.6% increase in net interest income in the first nine months of 2005 compared to the prior year period. The Company has experienced net interest margin compression during 2005 due to further flattening of the yield curve as short term rates have risen.

•	Gain on the sale of loans increased $2.4 million for the nine months ended 2005 compared to the prior year period. Our election to sell $128 million of equity lines of credit this year allowed us to take advantage of higher profit margins.

•	Income from real estate development was $5.1 million lower in the first nine months of 2005 compared to 2004 due to limited lot sale closings. Income in the fourth quarter of 2005 is expected to include revenue from closings from the first phase of the Springbank project where 186 lots are under contract at September 30, 2005.

•	Cost control initiatives have enabled the Company to reduce its overhead ratio in the 2005 periods compared to 2004, although the efficiency ratio, which is negatively impacted by lower income from real estate in 2005, has remained relatively stable.

Net Interest Income and Net Interest Margin

Net interest income increased 2.42% to $66.1 million for the three months ended September 30, 2005, from $64.6 million for the three months ended September 30, 2004. Average interest-earning assets for the third quarter of 2005 increased $708 million, or 8.2% compared to the third quarter of 2004, primarily in loan and mortgage-backed securities, while our net interest margin declined to 2.84% for the quarter compared to 3.00% in the previous year quarter. Deposits and other borrowings repriced faster than asset yields as short-term interest rates rose. We expect that a continued flat yield curve as well as the continued competition for deposits in our markets will continue to reduce the Company’s interest rate spread and net interest margin in the fourth quarter.

Our average yield on interest-earning assets increased 33 basis points to 5.23% for the three months ended September 30, 2005 from 4.90% for the three months ended September 30, 2004. This increase was due primarily to an increase in the yield on loans receivable and mortgage-backed securities. Our yield on loans receivable increased 42 basis points to 5.48% for the third quarter of 2005 from 5.06% for the third quarter of 2004, primarily as a result of an increase in the yield on our equity line of credit portfolio, and other loans tied to the prime rate or 3-month LIBOR. The yield on mortgage-backed securities also benefited from rising interest rates, increasing 25 basis points to 4.24% for the three months ended September 30, 2005 from 3.99% for the three months ended September 30, 2004 as securities purchased over the past year have been at yields higher than our portfolio, due to the general rise in shorter-term interest rates. The yield on investment securities increased 45 basis points to 4.15% for the third quarter of 2005 compared to 3.70% for the third quarter of 2004, and was driven primarily by new purchase activity, while being impacted by the dividend rate on FHLB of Chicago (“FHLBC”) stock. The dividend rate on FHLBC stock for the current quarter was 5.0% compared to 6.0% in the prior year quarter. Subsequent to September 30, 2005, the FHLBC announced the fourth quarter 2005 dividend on FHLBC stock at an annualized rate of 3.75%. This 1.25% reduction in the dividend rate will negatively impact fourth quarter net interest income by approximately $580,000.

Our average cost of interest-bearing liabilities increased 52 basis points to 2.62% for the three months ended September 30, 2005 from 2.10% for the three months ended September 30, 2004, a majority of which is tied to a 57 basis point increase in our cost of deposits to 2.01%. Our deposit costs have increased primarily due to increases in the cost of money market accounts and certificates of deposits as well as a shift in the mix of deposits. Compared to September 30, 2004, at September 30, 2005, our core deposits had decreased by $150 million while certificates of deposit increased by $175 million. Certificates of deposit accounts are repricing at substantially higher rates due to the rise in short term interest rates since mid-2004. Our cost of borrowed funds increased 37 basis points to 3.81% for the third quarter of 2005 from 3.44% for the third quarter of 2004 primarily due to an increased amount of floating rate borrowings repricing higher and the issuance of $65 million of floating rate trust preferred securities that are indexed at spreads over 3-month LIBOR of 140-175 basis points.

Net interest income increased $7.0 million or 3.6% to $200.7 million for the nine months ended September 30, 2005, from $193.8 million for the nine months ended September 30, 2004. The increase is due to a 7.4% increase in average earning assets, partially offset by a net decrease in our spread and net interest margin with each compressing during the 2005 nine-month period to 2.73% and 2.94% from 2.85% and 3.05% for the prior year period.

Average interest-earning assets grew $622 million or 7.4% during the first nine months of 2005 compared to the same period in 2004, with growth occurring in the balance of loans receivable, investments and mortgage-backed securities, which combined increased $793 million, or 9.9%. This growth was offset by a $150 million decrease in the average balance of stock in the Federal Home Loan Bank of Chicago due to the Company’s redemption program. Average loans receivable balances increased by $345.7 million during the nine month period, including $140 million from the Chesterfield acquisition. Compared to the first nine months of 2004, the average balance of interest-bearing deposits rose by $368 million, or 7.1%, to $5.55 billion, including $270 million of deposits acquired in the Chesterfield acquisition in November 2004.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. Loans receivable balances include non-accrual loans. The yield/cost at September 30, 2005, includes fees that are considered adjustments to yield.

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$7,099,738	97,545	5.48%	$6,798,504	86,135	5.06%
Mortgage-backed securities	1,487,804	15,765	4.24	986,290	9,829	3.99
Stock in FHLB of Chicago	184,840	2,820	6.05	349,081	5,690	6.47
Investment securities	459,754	4,812	4.15	345,294	3,221	3.70
Interest-bearing deposits and federal funds sold(1)	69,330	1,102	6.31	114,698	764	2.64

Total interest-earning assets	9,301,466	122,044	5.23	8,593,867	105,639	4.90
Non-interest earning assets	820,530			716,884

Total assets	10,121,996			9,310,751

Liabilities and stockholders’ equity:
Deposits	5,587,905	28,276	2.01	5,202,504	18,908	1.44
Borrowed funds	2,827,416	26,930	3.78	2,558,156	22,172	3.44
Junior subordinated debentures	53,676	714	5.21	—	—	—

Total interest-bearing liabilities	8,468,997	55,920	2.62	7,760,660	41,080	2.10
Non-interest bearing deposits	508,797			474,159
Other liabilities	185,118			165,144

Total liabilities	9,162,912			8,399,963
Stockholders’ equity	959,084			910,788

Liabilities and stockholders’ equity	$10,121,996			$9,310,751

Net interest income/ interest rate spread		66,124	2.61		64,559	2.80

Net earning assets/net yield on average interest-earning assets	$832,469		2.84	$833,207		3.00

Ratio of interest-earning assets to interest-bearing liabilities			109.83%			110.74%

	Nine Months Ended September 30,
	2005			2004			At September 30, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$6,986,748	280,589	5.36%	$6,641,028	253,045	5.08%	$7,180,004	5.62
Mortgage-backed securities	1,366,099	42,752	4.17	992,623	28,550	3.83	1,519,526	5.64
Stock in FHLB of Chicago	223,536	10,599	6.41	373,810	17,727	6.41	163,916	3.75
Investment securities	426,234	12,928	4.06	352,768	9,610	3.63	466,304	4.19
Interest-bearing deposits and federal funds sold(1)	86,099	3,464	5.38	106,191	2,092	2.62	82,548	3.53

Total interest-earning assets	9,088,716	350,332	5.15	8,466,420	311,024	4.89	9,412,298	5.50
Non-interest earning assets	789,524			696,208			846,737

Total assets	9,878,240			9,162,628			10,259,035

Liabilities and stockholders’ equity:
Deposits	5,554,165	75,627	1.82	5,186,117	53,514	1.37	5,582,284	2.19
Borrowed funds	2,674,212	72,922	3.65	2,460,283	63,752	3.45	2,898,399	4.03
Junior subordinated debentures	26,812	1,042	5.18	—	—	—	67,011	5.43

Total interest-bearing liabilities	8,255,189	149,591	2.42	7,646,400	117,266	2.04	8,547,694	2.84
Non-interest bearing deposits	490,680			456,185			549,753
Other liabilities	175,301			149,062			195,621

Total liabilities	8,921,170			8,251,647			9,293,068
Stockholders’ equity	957,070			910,981			965,967

Liabilities and stockholders’ equity	$9,878,240			$9,162,628			$10,259,035

Net interest income/ interest rate spread		200,741	2.73%		193,758	2.85%		2.66%

Net earning assets/net yield on average interest-earning assets	$833,527		2.94%	$820,020		3.05%	$864,604

Ratio of interest-earning assets to interest-bearing liabilities			110.10%			110.72%		110.12%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

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

	Three Months Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease)			Nine Months Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$3,944	7,466	11,410	$13,359	14,185	27,544
Mortgage-backed securities	5,279	657	5,936	11,509	2,693	14,202
Investment securities	1,163	428	1,591	2,121	1,197	3,318
Stock in FHLB of Chicago	(2,526)	(344)	(2,870)	(7,125)	(3)	(7,128)
Interest-bearing deposits and federal funds sold	(392)	730	338	(460)	1,832	1,372

Total	7,468	8,937	16,405	19,404	19,904	39,308
Interest expense:
Interest-bearing deposits	1,488	7,880	9,368	3,969	18,144	22,113
Borrowed funds	2,453	2,305	4,758	5,570	3,600	9,170
Junior subordinated debentures	—	714	714	—	1,042	1,042

Total	3,941	10,899	14,840	9,539	22,786	32,325

Net change in net interest income	$3,527	(1,902)	1,565	$9,865	(2,882)	6,983

Provision for Loan Losses

The Bank recorded a $480,000 provision for loan losses during the third quarter of 2005 compared to $350,000 in the prior year third quarter. Net charge-offs for the three months ended September 30, 2005 were $279,000 compared to $135,000 for the three months ended September 30, 2004. The provision reflects net charge-offs, loan growth and a higher level of non-performing loans. At September 30, 2005, the Bank’s allowance for loan losses was $36.3 million, which equaled .51% of total loans receivable, compared to $36.3 million, or .53% at December 31, 2004, and $34.9 million or .52% at September 30, 2004. The Bank’s allowance for loan losses to non-performing loans was 102.7% at September 30, 2005, compared to 114.3% at September 30, 2004. The Bank recorded a $480,000 provision for loan losses during the nine months ended September 30, 2005 compared to $930,000 in provision for loan losses in the prior year nine-month period.

Non-Interest Income

Non-interest income increased $274,000, or 1.4% to $19.8 million in the third quarter of 2005, compared to $19.5 million for the quarter ended September 30, 2004. Included in the current period is additional income on bank-owned life insurance investments, including income of $648,000 relating to tax-free death benefits and a $355,000 gain on the disposition of various assets and increased fee income, offset by lower income from real estate operations of $1.7 million. Non-interest income totaled $55.6 million for the nine months ended September 30, 2005 or 5.8% lower than the $59.0 million recorded for the previous year period. This decrease is primarily due to $5.1 million of less income from real estate and a previous year recovery of mortgage servicing rights for $1.8 million, offset by a $2.4 million increase in gain on the sale of loans.

Loan Originations, Sales and Servicing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
1-4 Family Originations and Purchases
Fixed-rate	$213,713	159,603	$515,370	730,811
Adjustable rate	358,729	324,895	1,010,293	1,145,617

Total	$572,442	484,498	$1,525,663	1,876,428

Loan Sales
1-4 family mortgages:
Fixed-rate	$205,102	158,562	$494,863	495,300
Adjustable rate	2,622	154,467	24,839	208,702

Total	207,724	313,029	519,702	704,002
Equity lines of credit	23,570	—	127,572	—

Total loans sold	$231,294	313,029	$647,274	704,002

Gain on sale of 1-4 family mortgages	$2,159	2,978	$5,524	6,434
Gain on sale of equity lines of credit	495	—	3,310	—

Total loan sale gains	$2,654	2,978	$8,834	6,434

Margin on 1-4 family loan sales	1.04%	.95	1.06	.91

Loan Servicing
Loan servicing fee income, net	$479	584	$1,818	710
Valuation recovery on mortgage servicing rights	—	—	125	1,755

Our capitalized mortgage servicing rights as a percentage of loans serviced for others at September 30, 2005 were 69 basis points and at September 30, 2004 were 74 basis points.

Total 1-4 family mortgage loan volume for the three months ended September 30, 2005 increased 18.2% compared to the previous year’s three month period due to increased refinance activity and a continued strong home purchase market. The Company has expanded its mortgage offerings to include various non-conforming and sub-prime mortgage products due to the increased demand for these products in the overall mortgage market. We intend to sell newly originated sub-prime loans into the secondary market rather than retain in portfolio. The Company entered into an agreement to sell servicing rights on approximately $750 million of 1-4 family mortgage loans during the fourth quarter. The Company expects to close on the sale and transfer the servicing on these loans in the fourth quarter.

Deposit Account Service Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Deposit service charges	$9,342	8,848	$25,757	25,425
Deposit service fees/total revenue	10.9%	10.5%	10.1%	10.1%

	At
	September 30, 2005	December 31, 2004	September 30, 2004
Number of checking accounts	252,900	245,000	241,000

The Company reported a 5.6% advance in deposit account service charges for the current year quarter compared to the previous year quarter, primarily reflecting increases in debit card usage during the current quarter as well as higher fees implemented during the quarter. Checking account growth has been challenging in recent periods due to intense competition in the Company’s markets.

Real Estate Development Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Real estate development income	$—	1,650	$166	5,261
Number of residential lots sold	—	28	4	117

The Company had no real estate development income during the current quarter as delays in receiving final engineering approvals for the first two units of the Springbank development in Plainfield, Illinois pushed back closings to the fourth quarter. These approvals were received in late September and the final plats have been recorded. Because of the delays, along with higher than expected development costs, sales and profits for the year are expected to be significantly lower than what had been expected at the beginning of the year.

	At September 30,
	2005	2004
	(Dollars in thousands)
Investment in real estate	$50,332	$37,179
Lots under contract at quarter end	186	11

The increase in the balance of investment in real estate as compared to a year ago relates primarily to continued land purchases and development costs related to Springbank.

Securities Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net gain (loss) on sale of:
Investment securities	$(33)	3	$727	2,805
Mortgage-backed securities	—	—	—	489

The gain on investment securities during 2005 primarily resulted from the dissolution of stock in a regional ATM network in the first and second quarters and the sales of two equity investments in the second quarter. For the nine months ended September 30, 2004, the gain on sale of investment securities included net gains of $2.7 million on the sale of three investment securities on which other-than-temporary impairment writedowns had been taken in prior years.

Non-Interest Expense

The increase in non-interest expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily reflects growth in banking operations. Also contributing to the increased expenses are the added cost of management personnel and infrastructure needed to facilitate growth over the past year and to address the increased compliance burden under new regulations. The following table indicates the composition of non-interest expense for the three- and nine-month periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percentage Increase (Decrease)	2005	2004	Percentage Increase (Decrease)
	(Dollars in thousands)
Compensation	$18,195	17,801	2.2%	$56,989	55,922	1.9%
Employee benefits	5,621	5,282	6.4	18,077	16,801	7.6

Total compensation and benefits	23,816	23,083	3.2	75,066	72,723	3.2

Occupancy expense	5,256	5,026	4.6	15,467	14,469	6.9
Furniture, fixture and equipment expense	2,151	2,394	(10.2)	6,140	6,176	(0.6)
Advertising and promotion	2,101	2,452	(14.3)	7,170	7,453	(3.8)
Data processing	2,009	1,598	25.7	6,044	6,005	0.6
Amortization of core deposit intangibles	716	730	(1.9)	2,185	2,201	(0.7)
Other expenses:
Legal	110	258	(57.4)	319	715	(55.4)
Audit and accounting	181	262	(31.1)	739	439	68.1
Other professional fees	671	485	38.4	2,430	2,004	21.2
Stationery, brochures and supplies	649	749	(13.4)	2,103	2,480	(15.2)
Postage	712	678	5.1	2,037	2,237	(8.9)
Telephone	562	836	(32.8)	1,432	2,326	(38.4)
Transaction fraud losses	467	503	(7.0)	1,344	2,024	(33.6)
Correspondent banking services	373	334	11.6	1,192	1,172	1.8
Title fees, recording fees and credit report expense	645	645	—	1,762	1,489	18.4
Security expense	411	382	7.8	1,244	1,093	13.8
Insurance costs	464	369	25.7	1,369	1,204	13.7
FDIC premiums and OTS assessment	576	548	5.1	1,751	1,651	6.1
Real estate held for investment expenses(1)	996	1,027	(3.0)	3,034	2,936	3.3
Other	2,063	3,104	(33.5)	6,852	6,740	1.7

Total other expenses	8,880	10,180	(12.8)	27,608	28,510	(3.2)

	$44,929	45,463	(1.2)%	$139,680	137,537	1.6%

(1)	Expenses from SF Equities, a subsidiary of the Bank that invests in affordable housing properties in Wisconsin.

Compensation and benefits increased period over period primarily due to the impact of salary increases, two new branch openings, the acquisition of Chesterfield in November 2004 and higher medical costs, offset by the reduction of headcount in the retail branch network.

Other non-interest expense decreased $1.0 million for this year’s third quarter compared to last year’s third quarter primarily due to $1.2 million of costs in last year’s period relating to the correction of accumulated errors in the recording of ATM network processing expenses.

Professional fees increased during the nine months ended September 30, 2005 compared to the prior year period reflecting higher costs related to consulting fees for various process improvements including an automated work flow system for the mortgage loan division, as well as ongoing Bank Secrecy Act/anti-money laundering and Sarbanes-Oxley compliance.

Our telephone expense decreased year over year due to the consolidation and renegotiation of our contract. Decreases were also accomplished in stationery and supplies expenses for 2005 compared to the prior year periods by various efficiency and cost-reduction initiatives.

Income Tax Expense

Income tax expense totaled $13.5 million for the three months ended September 30, 2005, equal to an effective income tax rate of 33.4%, compared to $12.7 million or an effective income tax rate of 33.1% for the three months ended September 30, 2004. Income tax expense totaled $39.9 million for the nine months ended September 30, 2005, or an effective tax rate of 34.4% compared to $37.9 million or an effective tax rate of 33.2% for the nine months ended September 30, 2004. The effective income tax rate was higher in the current nine-month period compared to the nine months ended September 30, 2004 due to the resolution of certain prior years’ income tax matters in the 2004 period, partially offset by increased nontaxable earnings from bank-owned life insurance investments in the nine months ended September 30, 2005.

Changes in Financial Condition

Total assets of the Company were $10.26 billion at September 30, 2005, an increase of $577.7 million, or 6.0% from $9.68 billion at December 31, 2004. This increase has been driven by an increase in mortgage-backed securities and loans receivable, partially offset by additional redemptions of FHLBC stock. Loans receivable growth was dampened by the sale of $127.6 million of equity line of credit balances during the current nine month period and $37.2 million of 15-year fixed-rate loans that were swapped into mortgage-backed securities classified as held to maturity. Asset growth was primarily funded with an increase in wholesale borrowings, and to a lesser extent, deposits.

	September 30, 2005	December 31, 2004	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$209,921	246,998	(37,077)	(15.0)%
Investment securities available for sale	466,304	388,959	77,345	19.9
Stock in FHLB of Chicago	163,916	278,916	(115,000)	(41.2)
Mortgage-backed securities available for sale	1,266,458	948,168	318,290	33.6
Mortgage-backed securities held to maturity	253,068	245,021	8,047	3.3
Loans receivable, net	7,143,669	6,881,780	261,889	3.8
Goodwill and intangibles	340,284	343,929	(3,645)	(1.1)
Other	415,415	347,613	67,802	19.5

Total Assets	$10,259,035	9,681,384	577,651	6.0%

Liabilities and Equity:
Deposits	$6,132,037	5,935,708	196,329	3.3%
Borrowed funds	2,898,399	2,600,667	297,732	11.4
Junior subordinated debentures	67,011	—	67,011	—
Other liabilities	195,621	170,623	24,998	14.7

Total Liabilities	9,293,068	8,706,998	586,070	6.7
Stockholders’ equity	965,967	974,386	(8,419)	(0.9)

Total Liabilities and Equity	$10,259,035	9,681,384	577,651	6.0%

As previously reported, the Company continued to reduce its voluntary investment in FHLBC stock during the year to address the concentration resulting from its 2003 acquisitions. Of our $163.9 million investment in FHLBC stock, $46.0 million was excess voluntary stock. On October 18, 2005, the FHLBC announced that its Board of Directors decided to discontinue redemptions of excess or voluntary capital stock until they complete their process of registering their equity securities under the Securities Exchange Act of 1934, and until a revised retained earnings and dividend policy has been approved by the Federal Housing Finance Board (“FHFB”), which policy and updated business plan strategies are expected to be filed with the FHFB by December 15, 2005. In addition, the FHLBC entered into an amendment to its written agreement with the FHFB to reduce its minimum capital ratio from 5.1% to 4.5%, to require the FHLBC to maintain minimum capital stock of $3.964 billion, the balance as of October 18, 2005, and to provide that no stock will be redeemed if the redemption would cause the FHLBC to fail to meet these capital requirements. The Company intends to continue monitoring the situation and may resume redemptions of excess stock in the future when the FHLBC resumes allowing redemptions.

Loans Receivable. The following table sets forth the composition of the Bank’s loan portfolio by loan type at the dates indicated.

	At
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(Dollars in thousands)
One- to four-family	$4,194,928	4,129,019	4,038,442	4,036,826	4,018,966
Equity lines of credit	1,299,368	1,286,620	1,262,681	1,280,954	1,175,214
Home equity loans	61,152	57,408	54,074	55,136	55,033
Multi-family	676,976	654,206	654,574	646,269	653,693
Commercial real estate	458,409	473,418	463,938	476,796	524,577
Construction	128,265	130,127	121,395	134,759	98,593
Land	121,945	101,040	87,994	92,779	78,751
Consumer loans	6,117	6,155	8,479	7,650	7,661
Commercial business loans	154,249	142,334	147,842	147,345	138,888

Total loans receivable, net	$7,101,409	6,980,327	6,839,419	6,878,514	6,751,376

Deposits. The following table sets forth the composition of the deposits by type at September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$282,431	4.6%	—	$239,249	4.0%	—
Non-interest bearing checking	267,322	4.4	—	250,569	4.2	—
Interest-bearing checking	814,261	13.3	.97	972,009	16.4	.94
Commercial money market	78,678	1.3	2.96	64,810	1.1	1.47
Money market	622,032	10.1	2.08	611,507	10.3	.97
Passbook	1,312,553	21.4	.58	1,399,099	23.6	.57

	3,377,277	55.1	.91	3,537,243	59.6	.68

Certificates of deposit	2,753,634	44.9	3.34	2,395,605	40.4	2.66

Unamortized premium	1,126	—	—	2,860	—	—

Total deposits	$6,132,037	100.0%	2.00%	$5,935,708	100.0%	1.48%

Included in our certificates of deposit balances at September 30, 2005 are $155.6 million of certificates of deposit at an average rate of 2.72% with original maturities of 13 to 23 months which contain a one-time option for the owner to increase the interest rate to current rates. The shift in mix of deposits toward certificates of deposits largely reflects the Bank’s pricing decisions intended to extend the term of deposits in a rising rate environment.

Borrowed Funds. The following is a summary of our borrowed funds at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank advances:
Fixed rate	$2,158,000	4.10%	$1,988,125	4.42%
Floating rate	200,000	3.87	200,000	2.32

Total FHLB advances	2,358,000	4.08	2,188,125	4.22
Reverse repurchase agreements	450,000	3.88	300,000	2.42
Other borrowings	19,673	3.26	25,662	1.59
Unsecured term loan	70,000	4.79	70,000	3.29
Unsecured line of credit	—	—	10,000	3.43
Unamortized premium	726	—	6,880	—

Total borrowed funds	$2,898,399	4.06%	$2,600,667	3.96%

Included in FHLBC advances at September 30, 2005 are $315.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, which mature beyond 2005 and are putable at the discretion of the FHLBC as follows: $240.0 million at 4.77% in 2005, $75.0 million at 2.94% in 2006. The average term to maturity on these advances is 40 months, while the average term to put is four months. At inception, the Bank received a lower interest rate on such advances than on similar termed non-putable advances, in return for granting the FHLBC the option to put the advances prior to their final maturity. If put, the FHLBC will provide replacement funding, should the Bank want or need to refinance the borrowing, at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions. Of the FHLBC advances we had outstanding at September 30, 2005, we currently expect $50.0 million (with an average rate of 2.52%) to be put back to us during the remainder of 2005 and $75 million (with an average rate of 2.94%) to be put back to us during 2006.

At September 30, 2005, reverse repurchase agreements totaled $450.0 million and are floating rate with remaining terms to maturity ranging from six months to five years. The interest rate on $250.0 million of these agreements is tied to the prime rate and ranges from prime minus 275 basis points to prime minus 280 basis points. The remaining $200.0 million have interest rates ranging from three-month LIBOR minus 50 basis points to three-month LIBOR minus 75 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly at various dates in 2006 and 2007.

Junior Subordinated Debentures. We formed a special purpose finance subsidiary which issued $35 million in trust preferred securities on August 4, 2005. The trust preferred securities mature in 30 years and are callable at par in five years at the Company’s option. The Company will pay interest on the indebtedness at 3 month LIBOR plus 1.40%, resetting quarterly. The proceeds were used to repay amounts drawn on the Company’s existing $55 million line of credit, which remains available for general corporate purposes. During 2005, the Company has issued $65 million in trust preferred securities.

Stockholders’ Equity. Stockholders’ equity increased by $15.7 million in the past three months primarily from net income of $27.0 million partially offset by cash dividends of $7.4 million and a $5.9 million decrease in the fair value of the Company’s available for sale securities portfolio. The Company did not repurchase any shares of Company stock during the quarter under the Company’s repurchase program. At September 30, 2005, 1,500 shares remained authorized for repurchase under the Company’s 1.2 million shares repurchase program announced in January 2005.

Asset Quality

Non-Performing Assets. The Bank considers loans to be non-performing when they are more than 90 days delinquent. The Bank ceases the accrual of interest when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. Generally, when a loan is 91 days or more past due, in the process of foreclosure, or in bankruptcy, or when collectibility is otherwise in doubt, the full amount of previously accrued but unpaid interest on the loan is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the Bank’s loan portfolio. The Bank considers the classification of investment securities as non-performing assets, should they show signs of deteriorating quality.

The following table sets forth information regarding the Bank’s non-performing assets at the dates shown. Over the periods shown, all non-performing loans were on non-accrual status.

	At
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$22,628	23,084	22,057	23,629	22,984
Equity lines of credit	9,451	5,084	4,587	3,449	2,962
Home equity loans	997	694	849	875	1,235
Multi-family	557	314	1,270	1,826	1,288
Commercial real estate	898	1,058	1,088	1,294	1,578
Consumer loans	50	118	108	79	57
Commercial business loans	796	196	350	321	453

Total	$35,377	30,548	30,309	31,473	30,557

Non-accrual loans to total loans	.50%	.44	.44	.46	.45

Foreclosed real estate, net of reserves:
One- to four-family	789	387	1,470	1,487	1,135

Total non-performing assets	$36,166	30,935	31,779	32,960	31,692

Total non-performing assets to total assets	.35%	.31	.33	.34	.34

The $4.4 million increase in non-performing equity lines during the third quarter of 2005 includes $3.0 million relating to loans to one individual borrower that the Bank believes are adequately secured by the two related residential properties. In our loan portfolio, the equity lines of credit have shown growth of $124.2 million or 11% since September 2004, accounting for most of the increase in our non-performing totals, as this portfolio continues to grow in size.

For the quarter ended September 30, 2005, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $550,000, compared to $493,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $1.3 million compared to $1.2 million for the nine months ended September 30, 2004.

Non-Performing Residential Loans. Information regarding non-performing loans and lines of credit secured by one- to four-family residential properties are as follows at the dates shown:

	September 30, 2005	December 31, 2004	September 30, 2004
One- to four-family loans as a percentage of total loans	78%	78%	79%
Non-performing one- to four-family loans as a percentage of total non-performing loans	93	89	89
Percentage of non-performing one- to four-family loans with private mortgage insurance or other guarantees	46	46	40
Average loan-to-value of non-performing one- to four-family loans without private mortgage insurance or other guarantees	69	66	66

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

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews problem assets in its portfolio to determine whether any loans or investments require classification in accordance with applicable regulations. At September 30, 2005 and December 31, 2004, all of the Banks non-performing loans were classified as substandard or doubtful. In addition, at September 30, 2005, the Bank had classified as substandard for regulatory purposes $3.7 million of multi-family loans and $16.6 million of commercial loans that were still accruing interest. The Bank also had $300,000 of commercial loans classified as doubtful that were still accruing interest. Special mention loans at September 30, 2005 and December 31, 2004 totaled $17.6 million and $10.2 million, respectively.

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized in the following table for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$36,134	34,721	$36,255	34,555
Provision for loan losses	480	350	480	930
Charge-offs	(322)	(205)	(643)	(799)
Recoveries	43	70	243	250

Balance at end of period	$36,335	34,936	$36,335	34,936

The allowance for loan losses to total loans was .51% at September 30, 2005 compared to .53% at December 31, 2004. The allowance for loan losses to non-performing loans was 102.70% at September 30, 2005, compared to 115.18% at December 31, 2004. As shown in the table above, 93% of non-performing loans were secured by 1-4 family real estate at September 30, 2005. Management believes the allowance for loan losses is adequate at September 30, 2005.

Liquidity and Capital Resources

We manage liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our real estate development operation, and planned repurchases of common stock. Our major sources of funds are dividends from the Bank, access to the capital markets which are subject to regulatory limitations, and to a lesser extent, cash flow from our real estate development operation. Additionally, we maintain a $55 million unsecured line of credit with a Chicago-based commercial bank under which we had $55 million available at September 30, 2005. The maturity of the line has been extended to January 31, 2006, and the Company intends to increase this facility to $60 million in connection with financing arrangements for the EFC transaction.

During the current three month period, we declared common stock dividends of $.23 per share, for a total of $7.4 million. For the nine month period ended September 30, 2005, we repurchased 1.3 million shares of our common stock at an average price of $42.33 for a total of $56.8 million, and we declared common stock dividends of $.69 per share, for a total of $22.2 million.

The principal sources of funds at the Bank are deposits, advances from the FHLBC and other borrowings, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Decisions to sell investment securities and other assets are also generally market driven, although we may at times sell these assets for asset/liability management purposes or as a source of liquidity.

We utilize particular sources of funds at the Bank based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady to increasing deposit portfolio in the aggregate, but from time to time we may decide not to pay rates on deposits as high as competition. When necessary, we supplement our deposit funding with longer term and/or other alternative sources of funds such as FHLBC advances and other borrowings. We currently expect that due to increased competition for deposits in our markets, we may increasingly rely on higher cost wholesale borrowings.

Outstanding loan commitments totaled $878.3 million at September 30, 2005, compared to $650.4 million at December 31, 2004. At September 30, 2005 we believe we have sufficient cash to fund our outstanding commitments or we will be able to obtain the necessary funds from outside sources to meet our cash requirements under these commitments.

The following table lists the commitments and contingencies of the Company and the Bank as of September 30, 2005:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family and multi-family mortgage commitments	$655,201	655,201	—	—	—
Equity line and equity loan commitments	139,296	139,296	—	—	—
Unused portion of equity lines of credit	1,074,923	41,577	128,051	30,203	875,092
Commercial business lines	302,363	196,893	74,699	16,020	14,751
Letters of credit(1)	92,407	38,975	47,468	5,865	99
Commercial business loan commitments	83,808	83,808	—	—	—
Contingent liability under recourse provisions(2)	67,359	67,359	—	—	—

Total	$2,415,357	1,223,109	250,218	52,088	889,942

(1)	Letters of credit include $22.5 million related to real estate development projects.
(2)	Amounts are shown based on time to maturity for amounts if used. Reflects the maximum amount of potential liability for credit losses at September 30, 2005 that we have retained relating to an aggregate $956.9 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in the Bank’s captive reinsurance subsidiary and have a contingent liability under these provisions of $67.4 million. Our loss experience to date under such recourse provisions has been immaterial.

Asset/Liability Management

As part of our normal operations, we are subject to interest-rate risk on the interest-sensitive assets we invest in and the interest-sensitive liabilities we borrow. Management reviews our exposure to interest rate risk quarterly with our asset/liability management committee (“ALCO”) of the Board of Directors of the Company. The ALCO monitors the rate and sensitivity repricing characteristics of the individual asset and liability portfolios the Bank maintains and oversees risk management strategies.

We use interest rate sensitivity gap analysis to monitor the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time, and is usually analyzed at a period of one year. Generally, a positive gap, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive gap would likely result in an improvement in net interest income. Our goal is to maintain a cumulative one-year gap within the range of (15)% to 15%. The gap ratio fluctuates as a result of market conditions and our decisions based on the expectation of future interest rate trends, as well as the impact of the interest rate risk position of acquired institutions. Our asset/liability management strategy emphasizes the origination of one- to four-family adjustable-rate and hybrid ARM loans as well as other loans that have shorter terms to maturity or reprice more frequently than fixed-rate mortgage loans in our portfolio. Historically, we have generally sold our conforming long-term fixed-rate loan originations in the secondary market in order to improve and maintain our interest rate sensitivity levels.

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

The table on the next page sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at September 30, 2005 and management’s expectation of prepayment using assumptions regarding prepayment percentages on loans and mortgage-backed securities based on its current experience in these portfolios. The table uses the withdrawal assumptions published by the OTS with respect to interest-bearing and non-interest bearing checking and passbook accounts, which are 17.0%, 17.0%, 17.0%, 16.0%, and 33.0%, respectively, although the Bank believes its deposit decay rates are lower based on a historical study of its core deposit experience. Fixed rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, $26.8 million of investments with final maturities averaging 30 months, but callable in six months or less are categorized in the six months or less category, and $40.4 million of investment securities with final maturities averaging 36 months, but callable in six months to one year are categorized in the six-months to one-year category in anticipation of their calls. At September 30, 2005, $50.0 million of putable FHLBC advances with maturities of 3 to 5 years are categorized in the less than six months category because the put option is expected to be exercised, and of $75.0 million of putable advances with maturities greater than 5 years, $50.0 million was classified in six to twelve months and $25.0 million was classified in one to three years because the put options are expected to be exercised.

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

Though management believes that its asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on the Bank’s operations, a decrease in long term interest rates in the near term may adversely affect the Bank’s operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long-term interest rates could benefit the Bank’s operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward while new loans would be originated at higher rates, although the higher rates may also dampen the level of new originations. An increase in short-term interest rates would negatively impact the Bank’s operations as the Bank has more interest-bearing liabilities than interest-earning assets repricing in the short-term.

	Scheduled Expected Maturity at September 30, 2005
	< 1/2 Yr.	1/2 - 1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$31,704	—	—	—	46,891	78,595
Loans receivable	2,241,118	648,544	2,473,829	1,345,844	392,074	7,101,409
Mortgage-backed securities	149,200	134,725	378,170	303,713	553,718	1,519,526
Investment securities available for sale	144,231	57,359	161,307	91,253	12,154	466,304
Stock in FHLB of Chicago	163,916	—	—	—	—	163,916
Interest-bearing deposits and Federal funds sold	82,548	—	—	—	—	82,548

Total interest-earning assets	2,812,717	840,628	3,013,306	1,740,810	1,004,837	9,412,298
Impact of hedging activities(1)	46,891	—	—	—	(46,891)	—

Total net interest-earning assets, adjusted for impact of hedging activities	2,859,608	840,628	3,013,306	1,740,810	957,946	9,412,298
Interest-bearing liabilities:
Interest-bearing checking accounts	69,212	63,329	231,785	143,979	305,956	814,261
Money market accounts	700,710	—	—	—	—	700,710
Passbook accounts	111,508	102,089	373,645	232,100	493,211	1,312,553
Certificate accounts	1,251,299	625,139	763,975	92,589	21,758	2,754,760
FHLB advances	680,726	150,000	1,248,000	250,000	30,000	2,358,726
Other borrowings	605,980	331	—	—	373	606,684

Total interest-bearing liabilities	3,419,435	940,888	2,617,405	718,668	851,298	8,547,694

Interest sensitivity gap	$(559,827)	(100,260)	395,901	1,022,142	106,648	864,604

Cumulative gap	$(559,827)	(660,087)	(264,186)	757,956	864,604

Cumulative gap as a percentage of total assets	(5.46)%	(6.43)	(2.58)	7.39	8.43
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	83.63%	84.86	96.21	109.85	110.12

At December 31, 2004
Cumulative gap	$196,335	(384,977)	(210,063)	767,087	813,094
Cumulative gap as a percentage of total assets	2.03%	(3.98)	(2.17)	7.92	8.40
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	107.24%	90.37	96.57	110.79	110.10

(1)	Represents forward commitments to sell mortgage loans.

Since December 31, 2004, our cumulative one-year gap has extended to (6.43)% from (3.98)%. The sale of $127.6 million of floating rate equity lines of credit, redemption of $125.6 million of stock in FHLBC, as well as an increase in floating rate reverse repurchase agreements and trust preferred securities during the first nine months directly impacted the negative gap position. Additionally, our gap became more negative due to an increase in interest rates, slowing the rate of prepayment in our one- to four-family loan portfolio. This impact is limited by the high concentration of short-term hybrid adjustable rate loans in our portfolio.

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

Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table on the next page) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. At September 30, 2005, the Bank exceeded all minimum regulatory capital ratios to be considered well-capitalized.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented on the next page:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
At September 30, 2005:
Tangible capital (to total assets)	$711,950	7.20%	≥$148,233	≥	1.50%	N/A
Core capital (to total assets)	711,950	7.20	≥$395,288	≥	4.00	≥$494,110	≥	5.00%
Total capital (to risk-weighted assets)	733,216	11.42	≥$513,736	≥	8.00	≥$642,170	≥	10.00
Core capital (to risk-weighted assets)	711,950	11.09	N/A		N/A	≥$385,302	≥	6.00

At December 31, 2004:
Tangible capital (to total assets)	$664,449	7.14%	≥$139,642	≥	1.50%	N/A
Core capital (to total assets)	664,449	7.14	≥$372,379	≥	4.00	≥$465,473	≥	5.00%
Total capital (to risk-weighted assets)	687,500	11.30	≥$486,665	≥	8.00	≥$608,331	≥	10.00
Core capital (to risk-weighted assets)	664,449	10.92	N/A		N/A	≥$364,999	≥	6.00

A reconciliation of consolidated stockholders’ equity of the Bank for financial reporting purposes to capital considered for purposes of meeting regulatory capital requirements is as follows:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Stockholders’ equity of the Bank	$1,018,508	983,865
Goodwill and core deposit intangibles	(315,292)	(318,231)
Non-permissible subsidiary deduction	(394)	(392)
Non-includable mortgage servicing rights	(2,499)	(2,570)
Regulatory capital adjustment for available for sale securities	11,627	1,777

Tangible and core capital	711,950	664,449
Recourse on loan sales	(15,069)	(13,204)
Allowance for loan losses	36,335	36,255

Total capital	$733,216	687,500

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A quantitative and qualitative analysis about market risk is included in the Company’s December 31, 2004 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of September 30, 2005 since December 31, 2004. See “Asset/Liability Management” in Item 2, for a further discussion of the Company’s interest rate sensitivity gap analysis.

Item 4. Controls and Procedures

As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

There has been no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information in connection with purchases of the Company’s common stock made by, or on behalf of, the Company during the third quarter of 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(2)
July 1, 2005 through July 30, 2005	—	—	—	1,500
August 1, 2005 through August 31, 2005	7,712	$42.87	—	1,500
September 1, 2005 through September 30, 2005	—	—	—	1,500

Total	7,712	$42.87	—	1,500

(1)	The table includes 7,712 shares that were surrendered to the Company in payment of option exercise price and does not include 1,173 shares that were surrendered in payment of withholding tax in connection with the exercise of related options during the quarter.
(2)	The Company’s Board of Directors approved the repurchase of up to 1.2 million shares in January 2005. Unless earlier terminated by the Board of Directors, this program will expire when we have completed the repurchase of all shares authorized under the plan.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit No. 3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s Form 10-Q for the period ended September 30, 2003 (File No. 0-18121).)

Exhibit No. 4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit No. 10.1	Form of Restricted Stock Unit Award Agreement.+*

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.
*	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp, Inc. (Registrant)

/s/ Allen H. Koranda Allen H. Koranda Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 4, 2005 (Date)

/s/ Jerry A. Weberling Jerry A. Weberling Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	November 4, 2005 (Date)

EXHIBIT INDEX

Exhibit No. 3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s Form 10-Q for the period ended June 30, 2003 (File No. 0-18121).)

Exhibit No. 4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit No. 10.1	Form of Restricted Stock Unit Award Agreement.+*

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.

*	Management contract.