Form 10-Q/A
period 2005-09-30
MAF BANCORP INC
filed 2005-11-10
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

	Three Months Ended September 30,
	2005			2004			At September 30, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$7,099,738	97,545	5.48%	$6,798,504	86,135	5.06%	$7,180,004	5.62%
Mortgage-backed securities	1,487,804	15,765	4.24	986,290	9,829	3.99	1,519,526	4.41
Stock in FHLB of Chicago	184,840	2,820	6.05	349,081	5,690	6.47	163,916	3.75
Investment securities	459,754	4,812	4.15	345,294	3,221	3.70	466,304	4.20
Interest-bearing deposits and federal funds sold(1)	69,330	1,102	6.31	114,698	764	2.64	82,548	3.53

Total interest-earning assets	9,301,466	122,044	5.23	8,593,867	105,639	4.90	9,412,298	5.30
Non-interest earning assets	820,530			716,884			846,737

Total assets	10,121,996			9,310,751			10,259,035

Liabilities and stockholders’ equity:
Deposits	5,587,905	28,276	2.01	5,202,504	18,908	1.44	5,582,284	2.19
Borrowed funds	2,827,416	26,930	3.78	2,558,156	22,172	3.44	2,898,399	4.04
Junior subordinated debentures	53,676	714	5.21	—	—	—	67,011	5.43

Total interest-bearing liabilities	8,468,997	55,920	2.62	7,760,660	41,080	2.10	8,547,694	2.84
Non-interest bearing deposits	508,797			474,159			549,753
Other liabilities	185,118			165,144			195,621

Total liabilities	9,162,912			8,399,963			9,293,068
Stockholders’ equity	959,084			910,788			965,967

Liabilities and stockholders’ equity	$10,121,996			$9,310,751			$10,259,035

Net interest income/ interest rate spread		66,124	2.61		64,559	2.80		2.46%

Net earning assets/net yield on average interest-earning assets	$832,469		2.84	$833,207		3.00	$864,604

Ratio of interest-earning assets to interest-bearing liabilities			109.83%			110.74%		110.12%

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$6,986,748	280,589	5.36%	$6,641,028	253,045	5.08%
Mortgage-backed securities	1,366,099	42,752	4.17	992,623	28,550	3.83
Stock in FHLB of Chicago	223,536	10,599	6.41	373,810	17,727	6.41
Investment securities	426,234	12,928	4.06	352,768	9,610	3.63
Interest-bearing deposits and federal funds sold(1)	86,099	3,464	5.38	106,191	2,092	2.62

Total interest-earning assets	9,088,716	350,332	5.15	8,466,420	311,024	4.89
Non-interest earning assets	789,524			696,208

Total assets	9,878,240			9,162,628

Liabilities and stockholders’ equity:
Deposits	5,554,165	75,627	1.82	5,186,117	53,514	1.37
Borrowed funds	2,674,212	72,922	3.65	2,460,283	63,752	3.45
Junior subordinated debentures	26,812	1,042	5.18	—	—	—

Total interest-bearing liabilities	8,255,189	149,591	2.42	7,646,400	117,266	2.04
Non-interest bearing deposits	490,680			456,185
Other liabilities	175,301			149,062

Total liabilities	8,921,170			8,251,647
Stockholders’ equity	957,070			910,981

Liabilities and stockholders’ equity	$9,878,240			$9,162,628

Net interest income/ interest rate spread		200,741	2.73%		193,758	2.85%

Net earning assets/net yield on average interest-earning assets	$833,527		2.94%	$820,020		3.05%

Ratio of interest-earning assets to interest-bearing liabilities			110.10%			110.72%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

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

	Three Months Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease)			Nine Months Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$3,944	7,466	11,410	$13,359	14,185	27,544
Mortgage-backed securities	5,279	657	5,936	11,509	2,693	14,202
Investment securities	1,163	428	1,591	2,121	1,197	3,318
Stock in FHLB of Chicago	(2,526)	(344)	(2,870)	(7,125)	(3)	(7,128)
Interest-bearing deposits and federal funds sold	(392)	730	338	(460)	1,832	1,372

Total	7,468	8,937	16,405	19,404	19,904	39,308
Interest expense:
Interest-bearing deposits	1,488	7,880	9,368	3,969	18,144	22,113
Borrowed funds	2,453	2,305	4,758	5,570	3,600	9,170
Junior subordinated debentures	—	714	714	—	1,042	1,042

Total	3,941	10,899	14,840	9,539	22,786	32,325

Net change in net interest income	$3,527	(1,962)	1,565	$9,865	(2,882)	6,983

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

Item 4. Controls and Procedures

As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required, except that subsequent to the filing on November 4, 2005, of our report on Form 10Q for the period ended September 30, 2005, we identified calculation errors in our process for reporting the average yield and costs on interest-earning assets and interest-bearing liabilities at period end. The corrected yields and costs at September 30, 2005 are reflected on page 17 of this Form 10Q/A.

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

MAF Bancorp, Inc. (Registrant)

/s/ Allen H. Koranda Allen H. Koranda Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 10, 2005 (Date)

/s/ Jerry A. Weberling Jerry A. Weberling Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	November 10, 2005 (Date)

EXHIBIT INDEX

Exhibit No. 3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s Form 10-Q for the period ended September 30, 2003 (File No. 0-18121).)

Exhibit No. 4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit No. 10.1	Form of Restricted Stock Unit Award Agreement.+*

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.

*	Management contract.