Form 10-K
period 2005-12-31
MAF BANCORP INC
filed 2006-03-15
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as of June 30, 2005, the aggregate market value of the voting stock held by non affiliates of the registrant was $1.2 billion.*

The number of shares of Common Stock outstanding as of March 9, 2006: 34,051,162

Documents Incorporated by Reference

PART III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006 are incorporated by reference into Part III hereof.

*Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Except to the extent shares have been allocated to the plan accounts of directors and executive officers, the affiliate holdings do not include shares held in certain employee benefit plans administered by plan committees that include executive officers.

MAF BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

i

PART I

Item 1. Business

General

MAF Bancorp, Inc. was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb (“Bank”), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Over the last ten years, the Bank has grown from 14 branches and $1.93 billion in total assets at December 31, 1995 to 75 branches and $10.49 billion in assets at December 31, 2005. Today, the Bank is one of the largest community-oriented financial institutions in the Chicago and Milwaukee metropolitan areas and serves both retail and business banking customers. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc., or MAFD, a business we have been active in for over 30 years.

The Company’s executive offices are located at 55th Street and Holmes Avenue, Clarendon Hills, Illinois 60514-1500. The Company’s telephone number is (630) 325-7300.

In Illinois, the Bank now operates 58 branches located in residential neighborhoods in the City of Chicago and throughout suburban communities in the Chicago metropolitan area. We have significant market penetration in northwest Chicago and west and southwest suburban areas of Cook, DuPage, Will and Kane counties. In Wisconsin, the Bank serves communities in the Milwaukee area through 24 retail branches under the name of St. Francis Bank, a division of Mid America Bank, fsb. All of our locations are full-service branches, many of which offer customers the convenience of drive-up facilities.

We have grown our franchise through de novo branching, acquisitions of other financial institutions and branch acquisitions. We have completed five acquisitions since November 2001. The table below summarizes information regarding these acquisitions:

Acquired Company	Number of Branches	Market Area	Acquisition Date	Total Assets at Closing	Total Deposits at Closing
EFC Bancorp, Inc.	7	Elgin, IL	February 2006	$1,052,943	$703,435
Chesterfield Financial Corp.	3	Chicago, IL	November 2004	354,221	270,711
St. Francis Capital Corporation	23	Milwaukee, WI	December 2003	2,190,627	1,294,517
Fidelity Bancorp, Inc.	4	Chicago, IL	July 2003	612,869	434,573
Mid Town Bancorp, Inc.	4	Chicago, IL	November 2001	307,469	270,318

We intend to continue to pursue acquisition opportunities to strengthen our market share in the greater Chicago and Milwaukee metropolitan areas and may consider selective acquisitions that present strategic growth opportunities in other attractive markets in the Midwest.

In 2005, we continued our de novo branching, opening three new locations this year. We have opened ten de novo branches in the past three years: three in 2005, three in 2004 and four in 2003. We also purchased one branch office in 2003 (with deposits of $8.5 million). Our branching strategy is to seek out attractive locations, generally either in high traffic retail centers anchored by grocery stores or at intersections with convenient drive-in access, in communities where we believe we have opportunity to gain deposit market share through a new facility. We tend to target areas that we believe are not yet fully served by other banking organizations and offer an attractive deposit base or potential growth.

As we have grown, we have successfully transitioned our business from a traditional savings and loan engaged primarily in one- to four-family residential mortgage lending to a more diversified community bank, servicing both consumer and business customers, while retaining our emphasis on relationship-driven, responsive customer service. We offer a wide variety of checking, savings and other deposit accounts as well as investment services and securities brokerage, general insurance services and other financial services targeted to individuals, families and small- to medium-sized businesses in our primary market areas. We saw a decline in core deposits (checking, passbook and money market accounts) this past year as core deposits, which accumulated in the low interest rate environment of recent years, shifted into certificate accounts in the higher current interest rate environment. At December 31, 2005, core deposits comprised 53% of our total deposits, compared to 60% for the prior period. As we continue to build our business banking unit, we will focus on attracting higher levels of commercial deposits, with typically higher balance accounts and higher levels of fee income.

Our lending strategy focuses primarily on single-family real estate loans in our market areas. We originate, and to a lesser extent purchase, residential one- to four-family mortgage loans, home equity loans, and equity lines of credit for our portfolio and for sale into the secondary market. We also target multi-family mortgage and residential construction loans and, through our Business Banking unit, commercial real estate, land development and commercial loans. We expect the higher-yielding business lending categories to comprise a larger portion of our loan portfolio as the Business Banking area continues its growth since its inception five years ago. The acquisitions of Mid Town, Fidelity and St. Francis contributed significantly to the change in our asset mix, increasing our multi-family mortgages, home equity loans, commercial real estate and business loans and reducing the concentration of one- to four-family mortgage loans in our total loan portfolio. At December 31, 2005, 59% of total loans were comprised of one- to four-family mortgages compared to 83% in 2001.

For segment information regarding the Company’s two lines of business (banking and land development), see “Note 18. Segment Information” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by loan type at the dates indicated. The table reflects the change in the loan portfolio mix over the last five years resulting from increased emphasis on equity lines of credit, the formation of a Business Banking unit in 2001, and the impact from acquisitions.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One- to four-family	$4,246,345	58.88%	$4,036,826	58.69%	$3,899,222	61.33%	$3,463,298	79.02%	$3,555,085	82.56%
Equity lines of credit	1,282,154	17.78	1,280,954	18.62	898,452	14.13	387,025	8.83	258,884	6.01
Home equity loans	64,596	0.90	55,136	0.80	67,119	1.05	32,120	0.73	52,216	1.21
Multi-family	687,205	9.53	646,269	9.40	622,207	9.78	258,464	5.90	197,886	4.60
Commercial real estate	473,740	6.57	476,796	6.93	521,438	8.20	142,493	3.25	140,128	3.26
Construction	154,873	2.15	134,759	1.96	110,860	1.74	33,418	0.76	37,998	0.88
Land	150,012	2.08	92,779	1.35	73,365	1.15	40,011	0.92	38,919	0.90
Commercial business loans	146,746	2.03	147,345	2.14	128,251	2.02	20,705	0.47	18,634	0.43
Consumer	5,566	0.08	7,650	0.11	38,237	0.60	5,101	0.12	6,327	0.15

	$7,211,237	100.00%	$6,878,514	100.00%	$6,359,151	100.00%	$4,382,635	100.00%	$4,306,077	100.00%

The following table shows the breakdown of fixed-rate and adjustable-rate loans in our portfolio for loan categories other than our residential lending categories as of the dates indicated:

	At December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Multi-family:
Adjustable-rate	$605,843	88.2%	$571,524	88.4%	$490,104	78.8%
Fixed-rate	81,362	11.8	74,745	11.6	132,103	21.2

Total multi-family	687,205	100.0	646,269	100.0	622,207	100.0

Commercial real estate:
Adjustable-rate	301,225	63.6	353,612	74.2	391,356	75.1
Fixed-rate	172,515	36.4	123,184	25.8	130,082	24.9

Total commercial real estate	473,740	100.0	476,796	100.0	521,438	100.0

Construction and Land:
Adjustable-rate	190,860	62.6	165,365	72.7	150,472	81.7
Fixed-rate	114,025	37.4	62,173	27.3	33,753	18.3

Total construction and land	304,885	100.0	227,538	100.0	184,225	100.0

Commercial business loans:
Adjustable-rate	80,889	55.1	74,664	50.7	63,813	49.8
Fixed-rate	65,857	44.9	72,681	49.3	64,438	50.2

Total commercial business	$146,746	100.0%	$147,345	100.0%	$128,251	100.0

Loan Maturity. The following table shows the principal amount of loans for loan categories other than one- to four-family mortgages and consumer loans, by contractual final maturity at December 31, 2005. This table is not indicative of the timing of expected repayments on these loans.

	At December 31, 2005
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total due after 1 year	Total Amount Due
	(Dollars in thousands)
Multi-family	$4,527	30,860	651,818	682,678	687,205
Commercial real estate	14,100	185,012	274,628	459,640	473,740
Construction	36,772	90,273	27,828	118,101	154,873
Land	57,132	60,083	32,797	92,880	150,012
Commercial business loans	60,201	72,069	14,476	86,545	146,746

Total	$172,732	438,297	1,001,547	1,439,844	1,612,576

Of the $1.4 billion of loans shown in the table above with contractual final maturities after one year, $1.2 billion, or 74%, are adjustable rate loans and $402.1 million or 26%, are fixed rate loans. The $1.6 billion loans shown above generally have shorter maturities than other loans in our portfolio as 38% of these balances are due in five years or less as compared to 33% a year ago.

Residential Lending. We have been and continue to be one of the larger retail originators of residential mortgages in our market area. We typically sell a significant portion of our one-to four-family mortgage production into the secondary market, including non-conforming and adjustable-rate loans. We have worked to develop a broader base of investors to include not only Fannie Mae, Freddie Mac and the Federal Home Loan Bank Mortgage Finance Partnership program (“MPF”), but also commercial and investment banks, as well as other private investors to provide outlets for most of our products in order to limit liquidity risk and interest rate risk.

We attract most of our residential mortgage loan customers through commissioned loan officers and cross-selling to banking customers, although we are expanding our e-commerce telemarketing efforts to attract a larger volume of our business through this channel.

It is our policy to sell almost all of our 30- and 20-year and a majority of our 15-year fixed-rate loan originations to manage our interest rate risk exposure, although we usually retain the servicing rights on the loans we sell. At December 31, 2005, we had approximately $4.25 billion of one- to four-family mortgage loans in our loan portfolio. We offer ARM loans with 30- and 40-year amortization terms with initial rates that are fixed for a period of one to ten years, with annual adjustments (and periodic and lifetime caps) thereafter, to the extent they do not refinance. At December 31, 2005, $3.47 billion, or 81% of our one- to four-family portfolio were adjustable rate loans, including $1.52 billion of 3/1 ARMs and $1.70 billion of 5/1 ARMs, with the remaining $250.0 million comprising 7/1 and 10/1 ARMs. At December 31, 2005, the ARM loan portfolio included $727 million of loans with 40-year amortization terms. We generally price our ARM loans to the secondary market prices, but may more aggressively price from time to time to provide growth in our loan portfolio. Despite the benefits of ARM loans, particularly those with shorter initial fixed-rate periods for asset/liability management purposes, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential risk of default.

In the past few years, we have been expanding our offerings of non-traditional mortgage products to respond to competition and market opportunities. We now offer a variety of interest-only products for primary residences, investment properties and vacation homes, and use alternative underwriting standards to make loans without relying on income verifications for up to 100% combined LTVs. We have developed a particular niche originating loans with less income verification documentation for homeowners in ethnic communities. We do not currently offer payment option-ARMs or other loans involving negative amortization. We estimate that interest-only loans accounted for approximately 20% of our 2005 originations and comprised approximately 9% of our residential mortgage portfolio at year end. While non-traditional mortgages, particularly high LTV interest-only loans, may pose a higher risk of loss than conventional one- to four-family loans, we generally earn a higher interest rate on these loans to compensate us for the risk. During 2005, we formed a group of specialized lenders to work with prospective borrowers with substandard credit and have established broker and correspondent lending relationships with other mortgage companies in order to fund or sell subprime loans that we originate through these programs.

For traditional loans with loan-to-value ratios (LTVs) in excess of 80%, we require that a customer obtain private mortgage insurance (PMI), self-insure based on FICO score and LTV and/or obtain lender paid private mortgage insurance. If the customer does not obtain PMI, we charge the customer a higher interest rate on the loan to compensate for either the greater risk of these loans, or in the latter case, for the cost of the insurance. For loans with PMI, the Bank has a mortgage reinsurance subsidiary that shares in a portion of those insurance premiums earned by various private mortgage insurance companies on loans originated by the Bank, in return for assuming a second-tier layer of risk on insured portions of these loans. The Bank has experienced no losses through our assumed risk layers. For the years ended December 31, 2005, 2004 and 2003, this activity generated pre-tax income of $2.7 million, $2.0 million and $906,000, respectively. We have also invested in various debt instruments issued by one of the PMI companies where the interest rate earned on the note is based on the performance and loss experience of the underlying pool of insured loans. During the years ended December 31, 2005, 2004 and 2003, we received interest income of $985,000, $1.4 million and $1.0 million, respectively on these instruments.

Another important part of our business strategy is our commitment to community lending initiatives. We offer various innovative and flexible home mortgage products and participate in or actively support many special lending programs designed to promote affordable homeownership and address the needs of underserved communities in the markets we serve. These programs include single and multi-family home mortgage loans in low-to-moderate income census tracts, loans in predominantly minority communities, and loans to borrowers whose income is below 80% of median income. Many loans we make in our community lending programs tend to have higher LTVs.

Home Equity Lending. Home equity lending totaled $1.35 billion, or 18.7% of our loan portfolio. Several years ago, we made a strategic decision to expand our level of equity line activity in an effort to capitalize on our penetration of residential lending production in our primary market areas and to reduce interest rate risk exposure, as home equity lines are variable rate products generally tied to the Prime rate. At December 31, 2005, the average utilization rate on our equity line portfolio was 53.8% compared to 55.7% at December 31, 2004 and 52.0% at December 31, 2003. The rising interest rates over the past year made growth in this portfolio much more challenging as consumers repaid balances or refinanced into fixed rate mortgage products. We underwrite our home equity loans similarly to our one- to four-family production, by evaluating a customer’s ability to repay the loan, including FICO score, and by reviewing the combined loan-to-value ratio (CLTVs) of the loan taking into account any first mortgage loan. Our underwriting procedures limit the combined loan-to-value ratio to 100% or less. The rate on an equity line of credit is determined by using a tiered pricing schedule that uses a combination of a customer’s FICO score and CLTV ratios. We are generally required to maintain higher capital levels to support second lien home equity lines of credit than for first lien residential mortgages and must take into account the entire approved amount of the equity line, not just the amount drawn at any given time. We do not normally obtain PMI insurance on home equity products.

Multi-family Lending. Our multi-family real estate loans totaled $687.2 million at December 31, 2005, or 9.5% of our loan portfolio. We originate multi-family residential mortgage loans in our market areas. These residential mortgage loans are generally ARM loans having interest rates with initial fixed rate terms of three to ten years, amortization periods of up to 25 years and balloon maturity dates of five to ten years. The loans carry a loan-to-value ratio not greater than 80% and generally require a net operating income to debt service coverage ratio that is not less than 1.0. In cases where the debt service ratios are lower, we may charge a higher yield, require additional collateral, require a lower LTV or verify the global cash flow of the borrower or guarantor to cover any debt service shortfall. The multi-family loans typically carry more risk than single family loans as the loan balances are larger and the repayment of loans is dependent in part on the cash flow of the property securing the loan.

To a lesser extent, we also offer equity lines secured by multi-family properties, which permit equity borrowing up to 80% LTV.

Commercial Real Estate. Our commercial real estate loans totaled $473.7 million at December 31, 2005, or 6.6% of our loan portfolio. We lend on various commercial properties, including small office buildings, warehouses, industrial/manufacturing buildings, land acquisition and development, and other improved residential and non-residential properties. Commercial real estate loans that are adjustable-rate in nature have floating interest rates that are generally tied to Prime or three-month LIBOR. Payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties or their primary tenants, and as such, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We seek to minimize these risks by lending primarily to experienced developers, or existing income-producing properties and generally restrict such loans to properties in our market areas.

Commercial real estate loans tend to be much larger than our average residential loan, and involve a greater degree of risk than residential mortgage loans with respect to the determination of the market value of the collateral and underlying cash flow assumptions. This increased risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions, and the increased difficulty of evaluating and monitoring these loans. Furthermore, the repayment of loans secured by non-residential property is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. See “Business-Delinquent, Nonperforming and Classified Assets.”

Our underwriting of commercial real estate loans is a robust process and is less homogeneous than generally found in our residential loan underwriting. We use a combination of inside and outside appraisers with pertinent expertise to appraise our commercial real estate properties. Our credit analysis includes a review of the property’s ability to service debt, the capacity of the borrower to generate income elsewhere and where applicable, the strength of any personal guarantor(s). We generally seek a net operating income to debt service ratio of 1.15 times, exclusive of other outside income. In instances where the coverage ratio is lower, we will tend to charge a higher rate of interest to compensate us for the increased level of risk or require other compensating factors such as additional collateral.

Construction and Land Lending. Our commercial real estate construction, single-family construction and land loans totaled $304.9 million at December 31, 2005, or 4.2% of our loan portfolio. Our construction and land lending are both focused primarily on one- to four-family residences and residential land developments in our market areas. This lending focuses on construction of properties where qualified contractors are involved, and loans are structured to be repaid or converted to permanent loans at the end of the construction phase. Our construction loans tend to be adjustable-rate, with interest-only payments during the construction phase.

The maximum loan-to-value during construction is generally limited to 80% LTV. Loan proceeds are disbursed in increments as construction progresses, inspections are completed and lien waivers obtained. Our land lending includes loans to developers for the initial purchase and land development for residential subdivisions in our market area, as well as loans to builders and individuals. Under our policy, the loan-to-value ratio for development loans may not exceed 80% and is generally less than 75%. The majority of these loans are floating rate based on the Prime rate or LIBOR. We require an appraisal of the property, and feasibility studies may also be required to determine the profit potential of the development project.

Construction and land development loans involve higher risks than residential mortgages because the uncertainties inherent in estimating construction costs, as well as variations in the market value of the completed project and the effects of local governmental regulation of real property, make it relatively difficult to precisely estimate the total funds required to complete a project and the related loan-to-value ratio. Construction and land development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project, especially if prior to completion, we may have difficulty recovering all of the unpaid balance of and accrued interest on the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures and monitoring of construction lending on multi-family and commercial real estate properties.

Commercial Business Lending. Our commercial business loans totaled $146.7 million at December 31, 2005, or 2% of our loan portfolio. We originate a variety of commercial business loans, including working capital financing, equipment loans, and selected personal loans for executives, professionals and entrepreneurs with floating interest rates typically tied to Prime or LIBOR and fixed rates indexed to Treasury rates or LIBOR. Supporting collateral can take many forms, such as accounts receivable, inventory equipment and other business or personal assets, or in some cases loans may be unsecured. Typically, we target small-to medium-sized, privately held businesses in our primary market areas and seek to establish full service commercial loan and deposit relationships. Growing our commercial lending portfolio is key to the success of our asset diversification strategy, since this type of lending typically provides higher yield opportunities than residential loans and is an important component in achieving a more balanced loan portfolio.

Loans to commercial business entities involve risk factors unique to the business of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business of each borrower, place appropriate value on collateral taken and structure the loan properly to make sure that collateral values are maintained while loans are outstanding. Appropriate documentation of commercial business loans is also important to protect our interests. Our credit approval process for commercial loans is comprehensive and our underwriting process includes an evaluation of the borrower’s historical and projected balance sheet, income statement, liquidity and cash flow as well as the strength of the collateral to determine the level of creditworthiness of the borrower. We typically review the current and future cash needs of the borrower, its business strategy, management’s ability to execute the strategies, and the strength of any guarantors. While our loan policy has guidelines for advances on different types of collateral, we establish eligible asset values on a case-by-case basis for each borrower. Generally, the commercial business loans are secured by a first priority security interest in all the assets of the borrower and also include the personal guarantees of business owners. The repayment of a commercial business loan depends primarily on the ability of the borrower to generate cash and the creditworthiness of the borrower, since liquidation of collateral is often a secondary and potentially insufficient source of repayment due to inventory or assets being obsolete, or accounts receivable becoming uncollectible.

We may also provide letter of credit services to certain borrowers on a case-by-case basis. Underwriting, structuring and collateralization of letters of credit are similar to that used in other commercial loans.

Lending Concentrations. Our largest lending relationship at December 31, 2005, involved $74.0 million of credit exposure, the majority of which is comprised of construction and land loans. Aggregate credit exposure to our ten largest lending relationships at December 31, 2005, was approximately $316 million. The majority of our loans are made in our Chicago and Milwaukee market areas. Of our total loan portfolio at December 31, 2005, 70.8% are loans secured by property located in Illinois and 24.8% by property located in Wisconsin.

Environmental Issues. We encounter certain environmental risks in our lending activities. Under federal and state environmental laws, and in certain circumstances, lenders may become liable for the costs of cleaning up hazardous materials found on security property. To mitigate environmental related risks to us, our loan policies call for management to consider all relevant factors in order to determine whether an environmental review is needed and, if so, the scope and detail, prior to our origination of commercial and multi-family loans. Although environmental risks are usually associated with industrial and commercial loans, there are also risks for residential lenders like us if environmental contamination makes the collateral property unsuitable or has an adverse effect on nearby property values.

No assurance can be given that the values of properties securing loans in our portfolio will not be adversely affected by unforeseen environmental risks, although we are unaware of any such environmental issues which subject us to potential material liability at this time.

Secondary Market and Loan Servicing Activities

Originations, Purchases and Sales of Mortgage Loans. Our mortgage origination volumes, and the mix of fixed-rate and ARM products in our originations, are significantly dependent on the interest rate environment, consumer preferences and the expected level of future interest rates. We originate the majority of our mortgage loan and home equity line production through our internal sales force of approximately 150 commissioned loan officers and 15 E-commerce loan originators. We also have established relationships with a number of mortgage brokers operating in our market areas from whom we purchase loans, primarily home equity products, based on our published rate sheets and in conformity with our underwriting guidelines and usually in whole loan transactions where we assume the servicing. However, we expect to continue to originate the majority of our mortgage and home equity loan production through our own sales force and our retail branch network.

We typically originate and sell the majority of our fixed rate residential mortgages for interest rate risk and liquidity management purposes. We also sell ARM loan production depending on market conditions and our interest rate management strategy. Loan sales provide a significant source of liquidity for the Bank. In 2006, we intend to continue to pursue opportunities to sell both single-family mortgage and home equity products into the secondary market. We expect to significantly expand the amount of ARM loans sold into the secondary market in 2006 to limit balance sheet growth and help mitigate some of the net interest margin pressure in the current difficult yield environment. We had our first equity loan sales during 2005, selling $139.3 million in equity loans on a servicing-released basis. These accounts represented primarily wholesale purchases and single-service borrowers where the customers had a limited account relationship with the Bank.

The following table shows the Bank’s one- to four-family mortgage and home equity originations and purchases and loan sale activity for the periods indicated:

	At or For the Year Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
1-4 Family Originations and Purchases:
Fixed-rate	$674,882	33%	$905,182	38%	$2,188,658	55%
Adjustable-rate	1,363,816	67	1,481,547	62	1,790,163	45

Total	2,038,698	100%	2,386,729	100%	3,978,821	100%

Equity lines of credit(1)	1,201,936		1,151,971		592,167
Home equity loans	48,389		17,381		7,982

Loans Sales:
One- to four-family loans:
Fixed-rate(2)	661,641	96%	649,789	71%	1,604,896	91%
Adjustable-rate(2)	24,839	4	264,292	29	162,056	9

Total	686,480	100%	914,081	100%	1,766,952	100%

Equity loans	139,270		—		—

Gain on sale of:
1-4 family loans	7,100		9,294		25,948

Home equity loans	3,575		—		—

Total loan sale gains	10,675		9,294		25,948

Margin on loan sales:
One- to four-family sales	1.03%		1.02%		1.47%
Equity loans	2.57%		—		—

Loan Servicing
Gain on sale of mortgage servicing rights	$2,400		—		—
Loan servicing fee income (expense)	2,261		1,231		(5,939)
Valuation recovery on mortgage servicing rights	171		2,072		1,130

(1)	Represents total disbursements during the year on all home equity lines, including amounts related to lines newly originated during the year and lines previously outstanding. This does not reflect any unused amounts that remain available at year end.
(2)	Loans sold includes one- to four-family originations that are swapped into mortgage-backed securities and sold simultaneously and does not includes $37.2 million in 2005 and $252.8 million in 2004 of Bank originated loans swapped into mortgage-backed securities and held in portfolio.

Of our fixed-rate originations in 2005, $551.0 million, or 82%, conformed to the requirements for sale to Fannie Mae and Freddie Mac and $123.9 million, or 18%, were non-conforming. Our “non-conforming” loans are generally designated as such because the principal loan balance exceeds $359,650 ($417,000 as of January 1, 2006), which is the Freddie Mac, Fannie Mae, and MPF purchase limit, and not because the loans present increased risk of default. Non-conforming loans, or jumbo loans with such higher balances, generally carry interest rates from one-eighth to one quarter of one percent higher than similar, conforming fixed-rate loans. Jumbo loans are priced higher to compensate for their higher risks of prepayment.

In the last two years we have generally sold most of our conforming and non-conforming long-term fixed-rate loan originations. We generally sell our conforming long-term fixed-rate production to Freddie Mac, Fannie Mae, or the MPF program of the Federal Home Loan Bank of Chicago, commonly referred to as “GSEs,” or government sponsored entities. Since 2002, we have been selling most of our non-conforming long-term fixed-rate production to private investors, providing an alternative to reduce our interest rate risk that we will continue to pursue in the future.

We often enter into forward commitments for loan sales with various investors based on our mortgage production pipeline as our primary hedge of price risk. The majority of our loans are sold without recourse, except those loans sold through the MPF program, where we retain a limited level of risk in exchange for better pricing on the loans sold. At December 31, 2005, we had approximately $14.0 million in net credit risk exposure on loans we have sold through the MPF program.

Loan servicing. We typically retain servicing rights on single family mortgage loans that we sell into the secondary market. Loan servicing fee income is generated from loans that we have originated and sold, and includes fees for the collection and remittance of mortgage payments, insurance premiums and real estate taxes. We receive a monthly servicing fee for performing the aforementioned services equal to at least .25% of the outstanding principal balance of the sold loans being serviced. Costs of servicing loans for others are charged to expense as incurred, while we capitalize mortgage servicing rights upon the sale of loans based on assumptions as to fee income earned, estimated prepayment speeds of the underlying mortgage loans, and the cost of servicing. Mortgage servicing rights are intangible assets and are amortized based on the estimated life of the loan servicing income stream, which is recorded as a decrease to loan servicing fee income. Our mortgage servicing rights are assessed quarterly for impairment, with any impairment or recovery recognized through a valuation allowance and a related charge to earnings.

The following table shows the components of loan servicing fee income (expense) in dollars and as a percentage of loans serviced for others, as well as other information regarding loans serviced for others for the years indicated:

Year Ended December 31,
2005	2004	2003
(Dollars in thousands)
Gross servicing revenue	$9,302	9,312	6,983
Amortization of mortgage servicing rights	(7,041)	(8,081)	(12,922)

Loan servicing fee income (expense), net	$2,261	1,231	(5,939)

As a percentage of average loans serviced for others:
Gross servicing revenue	.260%	.277	.278
Amortization of mortgage servicing rights	(.197)	(.241)	(.515)

Loan servicing fee income (expense)	.063%	.036	(.237)

Average balance of loans serviced for others	$3,582,886	3,357,002	2,509,345
Loans serviced for others at end of year(1)	2,919,075	3,641,445	3,330,039
Mortgage servicing rights at end of year, net	20,007	25,697	24,128
Average service fee at year end	.26%	.28	.26
Mortgage servicing rights as a percentage of mortgage loans serviced for others	.69%	.71	.72
Multiple of average servicing fee at year end	2.6	x	2.5	x	2.8	x
Weighted-average interest rate on loans serviced for others	5.69%	5.70	5.89

(1)	One- to four-family loans serviced for other investors which are primarily GSE and to a lesser extent private investors.

The loans we service for others are typically sold without recourse and is not included in our loan portfolio composition totals. The following table shows delinquencies for the one- to four-family mortgage we service currently but do not own:

	Sold Loan Servicing Data(1)
	61-90 Days			>90 Days
	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans(2)	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans(2)
	(Dollars in thousands)
December 31, 2005	272	$3,207.11%		60	$8,413.29%
December 31, 2004	314		2,363.07	53		6,484.18
December 31, 2003	167		677.03	23		2,644.11

(1)	Sold loans are serviced for other investors which are primarily GSE’s and to a lesser extent, private investors.
(2)	Percentage represents the sold principal balance of delinquent loans to total sold loans outstanding.

We completed a sale of servicing rights on $750.0 million of loans, or 21% of our one- to four-family mortgage loans serviced for others portfolio during the fourth quarter of 2005 at a pre-tax gain of $2.4 million. The loan servicing rights were sold to take advantage of an increase in servicing values early in the fourth quarter and represented primarily single service customers we determined would not become multiple account customers after our cross-sell efforts.

Swaps for Mortgage-Backed Securities. We have and may continue to exchange or swap loans out of portfolio into mortgage-backed securities, primarily with Fannie Mae and Freddie Mac. The mortgage-backed securities may then be sold simultaneously, or held as mortgage-backed securities available for sale or held to maturity. Generally, the mortgage-backed securities are used to collateralize borrowings and deposits or are sold in the secondary market to raise additional funds. Our swap activity is governed by pricing levels in the secondary mortgage market for whole mortgage loans versus securitized mortgage loans, as well as the level of rates for collateralized borrowings. During the current year, we swapped and sold $5.4 million in loans receivable, compared to $49.0 million for the year ended December 31, 2004. In 2005, we also swapped $37.2 million of 15-year fixed rate loans into mortgage-backed securities held to maturity to help manage our risk-based capital position at the Bank in addition to providing collateral for borrowings.

Asset Quality and Allowance for Loan Losses

We work with customers and business clients to provide a wide range of lending products designed to meet their individual requirements, while adhering to our internal underwriting standards that have allowed us to maintain strong credit quality and minimize credit losses historically.

Delinquent Loans. When a borrower fails to make a required payment by the end of the month in which the payment is due, we generally institute collection procedures. When a loan payment is delinquent for three or more monthly installments, we will generally initiate foreclosure proceedings and cease accruing interest. At December 31, 2005, 2004, and 2003, delinquencies in our portfolio were as follows:

	61-90 Days			> 90 Days(2)
	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans(1)	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans(1)
	(Dollars in thousands)
December 31, 2005	79	$9,039.12%		356	$31,160.43%
December 31, 2004	93		8,557.12	283		31,473.46
December 31, 2003	43		4,851.08	255		32,787.51

(1)	Percentage represents principal balance of delinquent loans to total loans outstanding.
(2)	The more than 90 days category includes all loans on non-accrual regardless of days past due.

Non-Performing Assets. The table below sets forth information regarding non-performing assets held by us at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans: (1)
One- to four-family	$21,535	23,629	27,106	22,448	17,944
Equity lines of credit	6,461	3,449	1,874	569	590
Home equity loans	1,023	875	777	552	321
Multi-family	341	1,826	478	32	41
Commercial real estate	1,639	1,294	1,503	742	—

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Construction	—	—	—	153	378
Land	—	—	—	—	166
Commercial business loans	134	321	578	860	—
Consumer loans	27	79	471	38	11

Total	$31,160	31,473	32,787	25,394	19,451

Non-performing loans to total loans	.43%	.46	.51	.58	.45

Non-accrual investment securities	$—	—	7,697	—	—

Foreclosed real estate-
One- to four-family	$789	1,487	3,200	2,366	1,405

Total non-performing assets	$31,949	32,960	43,684	27,760	20,856

Total non-performing assets to total assets	.30%	.34	.49	.47	.37

(1)	Consists of loans in the process of foreclosure or for which interest is otherwise deemed uncollectible.

Non-accrual loans. Generally, when a loan more than 90 days or more past due, in the process of foreclosure, or in bankruptcy, or when collectibility is otherwise in doubt, the full amount of previously accrued but unpaid interest on non-accrual loans is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the Bank’s loan portfolio.

For each of the years ended December 31, 2005, 2004 and 2003, the amount of interest income that would have been recorded on non-accrual loans if these loans were performing in accordance with their terms amounted to $1.4 million. For the years ended December 31, 2005, 2004 and 2003, interest income on non-accrual loans that was actually collected and recorded amounted to $563,000 $630,000, and $718,000, respectively.

The majority of our non-performing loans are secured by one- to four-family residential real estate in our market area which we generally regard as presenting lower risk of credit loss due to the nature of the collateral. Our loss exposure is reduced as approximately 36% of our non-accrual loans at December 31, 2005, are covered by private mortgage insurance. Ratios for loans secured by one- to four-family residential properties were as follows:

	At December 31,
	2005	2004
One- to four-family loans as a percentage of total loans(1)	77%	78%
Non-performing one- to four-family loans as a percentage of total non-performing loans(1)	93	89
Percentage of non-performing one- to four-family loans with private mortgage insurance or other guarantees	36	46
Average loan-to-value of non-performing one- to four-family loans without private mortgage insurance or other guarantees	69	66

(1)	Includes equity lines of credit and home equity loans.

Impaired Loans. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Impairment for loans considered individually significant and that exhibit probable or observed credit weaknesses are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the determined fair value of an impaired loan is less than the carrying value of the loan and a loss has deemed to have occurred, we charge off the principal amount of the loan in excess of fair value or net realizable value. For loans that are not individually significant (i.e. loans under $1.0 million), and represent a homogeneous population, we evaluate impairment collectively based on management reports on the level and extent of delinquencies, as well as historical loss experience for these types of loans. These homogeneous loans are excluded from the impaired loan disclosures. We use these criteria on one- to four-family residential loans, consumer loans, smaller multi-family residential loans, and land loans. At December 31, 2005 and 2004, the Company had $2.1 million and $3.4 million of impaired loans, respectively. The average balance of impaired loans for 2005 and 2004 was $2.4 million and $2.7 million, respectively.

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

In connection with our filing of periodic reports with the OTS, we regularly review the problem assets in our portfolio to determine whether any loans or investments require classification in accordance with applicable regulations. At December 31, 2005 all of our non-performing loans were classified as substandard. In addition, at December 31, 2005, we had classified $3.5 million of multi-family loans, $8.2 million of commercial real estate loans and $2.5 million of commercial business loans as substandard for regulatory purposes that were still accruing interest. At December 31, 2004 all of our non-performing loans were classified as substandard except $113,000 that was classified as doubtful. At December 31, 2004, we had classified $4.4 million of multi-family loans and $24.8 million of commercial loans as substandard for regulatory purposes that were still accruing interest. We had $1.6 million of commercial loans classified as doubtful of which $113,000 were non-accrual and the remaining $1.5 million were still accruing interest. Special mention loans at December 31, 2005 and 2004 totaled $23.9 million and $10.2 million, respectively.

Allowance for Loan Losses. In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, if any, management considers: (1) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (2) specific allocations based upon probable losses identified during the review of the portfolio, (3) delinquency in the portfolio and the composition of non-performing loans, including the percent of non-performing loans with supplemental mortgage insurance, and (4) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio. Larger loans, typically secured by commercial real estate, that exhibit probable or observed credit weaknesses are subject to individual review. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. It is our opinion that, the allowance, when taken as a whole, is adequate to absorb probable losses in the loan portfolio at December 31, 2005. While we use available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Bank’s borrowers.

The allowance for loan losses totaled $36.5 million at December 31, 2005, or .51% of total loans receivable, exclusive of loans held for sale, and $36.3 million, or .53% of total loans receivable at December 31, 2004. An analysis of the changes in the allowance for loan losses for the years indicated is presented in the table below.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$36,255	34,555	19,483	19,607	18,258
Charge-offs:
One- to four-family	(113)	(241)	(67)	(78)	(87)
Equity lines of credit	(819)	(76)	(44)	(67)	—
Home equity loans	(211)	(168)	—	(26)	—
Multi-family	—	(174)	—	—	—
Commercial real estate	(667)	(41)	—	—	—
Commercial business loans	(117)	(311)	(148)	(424)	—
Consumer	(121)	(80)	(110)	(22)	(17)

	(2,048)	(1,091)	(369)	(617)	(104)

Recoveries:
One- to four-family	96	54	29	60	39
Equity lines of credit	16	18	26	10	—
Home equity loans	116	1	—	—	—
Multi-family	—	93	—	—	—
Commercial real estate	7	8	—	15	—
Commercial business loans	51	76	11	106	—
Consumer	22	29	4	2	6

	308	279	70	193	45

Charge-offs, net of recoveries	(1,740)	(812)	(299)	(424)	(59)
Provision for loan losses	1,980	1,215	—	300	—
Additions related to acquisitions	—	1,297	15,371	—	1,408

Balance at end of year	$36,495	36,255	34,555	19,483	19,607

Net charge-offs to average loans outstanding	.02%	.01	.01	.01	.00
Allowance for loan losses to total loans receivable, exclusive of one- to four-family loans held for sale	.51	.53	.54	.44	.45
Allowance for loan losses to total non-performing loans	117.12	115.18	105.39	76.72	100.80

The following table sets forth our allocation of allowance for loan losses. This allocation is based on management’s subjective estimates. The amount of reserves allocated to a particular category may not be indicative of actual future losses, and amounts allocated to particular categories may change from year to year based on changes in management’s assessment of the risk characteristics of the loan portfolio. An unallocated reserve is maintained to recognize the imprecision in measuring and estimating loss when evaluating reserves for individual loans or categories of loans. The allocation methods used during 2005, 2004 and 2003 were generally consistent. The allowance allocations as a percentage of one- to four- family, multi-family, construction and land loans were relatively unchanged and the increase in the allocation amounts is primarily related to portfolio growth and continued stable asset quality trends. The allowance allocation amount as a percentage of equity lines of credit was up modestly compared to the prior year as we experienced a higher level of charge-offs in 2005 and a larger dollar amount of non-performing assets. The allowance allocation amount and as a percentage of commercial real estate was down due to a higher level of charge-offs of loans and overall improved portfolio quality and delinquency trends as the corporate sector continues to improve. The unallocated reserve decreased in 2005 based on consideration of the improving economic conditions and related improvements in our delinquency ratios.

	At December 31,
	2005		2004		2003		2002		2001
	Allowance	Loan category as % of Total Loans	Allowance	Loan category as % of Total Loans	Allowance	Loan category as % of Total Loans	Allowance	Loan category as % of Total Loans	Allowance	Loan category as % of Total Loans
	(Dollars in thousands)
One- to four-family	$8,988	58.88%	$8,627	58.69%	$8,594	61.33%	$9,062	79.02%	$9,755	82.56%
Equity lines of credit	7,000	17.78	6,758	18.62	5,420	14.13	2,080	8.83	1,448	6.01
Home equity loans	338.90		329.80		320	1.05	216.73		293	1.21
Multi-family	4,130	9.53	3,912	9.40	3,721	9.78	2,030	5.90	1,730	4.60
Commercial real estate	9,599	6.57	10,610	6.93	11,304	8.20	2,846	3.25	2,646	3.26
Construction	1,936	2.15	1,691	1.96	759	1.74	426.76		501.88
Land	1,875	2.08	1,157	1.35	870	1.15	531.92		656.90
Commercial business	2,225	2.03	2,180	2.14	2,087	2.02	397.47		250.43
Consumer	46.08		47.11		191.60		80.12		63.15
Unallocated reserve	358	N/A	944	N/A	1,289	N/A	1,815	N/A	2,265	N/A

Total	$36,495	100.00%	$36,255	100.00%	$34,555	100.00%	$19,483	100.00%	$19,607	100.00%

At December 31, 2005, our loan portfolio consisted of $4.25 billion of one- to four-family real estate loans, with an additional $1.35 billion of equity lines of credit or home equity loans on one- to four-family real estate and other consumer loans which totaled 77% of our portfolio. At December 31, 2005, 36% of the one- to four-family non-performing loans carried private mortgage insurance or government guarantees and the average loan-to-value ratio on the one- to four-family non-performing loans without supplemental mortgage insurance was 69%. Based on our underwriting standards, overall loan-to-value ratios, concentration of lending primarily in our market area, and historically low charge-off experience, we consider the risk of loss on these loans to be low. The remaining 23% of the Bank’s portfolio, or $1.62 billion, consist of multi-family mortgage, commercial real estate, construction, land and commercial business loans.

Our net income could be affected if our estimate of the amount of loan loss that may be incurred is materially different than actual results, which could require an additional provision for loan losses and a respective charge to earnings. We believe the allowance for loan losses is adequate at December 31, 2005. However, future adjustments to the allowance may be necessary based on changes in economic conditions and the impact of such changes may have on our borrowers.

Investment Activities

Our strategy is to use our investment and mortgage-backed securities portfolios as stable sources of interest income and to provide flexibility in managing our interest rate risk and liquidity needs. For this reason, we keep our portfolios relatively short-term in nature and seek to limit exposure to credit risk. These portfolios represented a combined 21.0% of our total assets at December 31, 2005 compared to 19.2% at December 31, 2004. We maintain a majority of our investment and mortgage-backed securities in an available for sale portfolio, and we may sell these securities for liquidity needs, to alter asset/liability management strategies or to manage risk-based capital levels. The classification of investments and mortgage-backed securities as held to maturity, available for sale or trading is made at the time of purchase based upon management’s intent at that time.

At December 31, 2005, our $475.2 million of investment securities classified as available for sale had a cost basis of $480.2 million. Mortgage-backed securities available for sale had a fair value of $1.31 billion with a cost basis of $1.34 billion. At December 31, 2005, we had $243.2 million of mortgage-backed securities in a held to maturity portfolio in which the loans underlying these securities are loans we originated and swapped into mortgage-backed securities.

We owned $165.7 million of stock in the FHLB of Chicago at December 31, 2005, which is carried at cost, representing 1.6% of total assets and 16.9% of stockholders’ equity. At December 31, 2005, we were required to hold $123.6 million of stock, based on our outstanding credit obligations to the FHLB of Chicago. We may, subject to the discretion of the FHLB of Chicago, redeem at par any capital stock greater than our required investment. While our voluntary investment in FHLB stock has yielded us a higher than market return in recent years, in mid 2004, we began reducing our voluntary stock position at the recommendation of our asset liability committee (“ALCO”) in order to lower the investment concentration that resulted from our recent acquisitions. We redeemed $125.6 million of FHLB of Chicago stock in 2005 and $125.7 million in 2004. We expect to redeem our remaining excess investment when the FHLB of Chicago is permitted by its regulators to resume redemptions. See “Regulation and Supervision-Federal Home Loan Bank System.”

The following table sets forth certain information regarding the carrying value of our investment and mortgage-backed securities portfolios at the dates indicated.

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government securities	$139,569	127,782	155,432
U.S. Agency securities	238,221	154,871	73,494
Asset-backed securities	15,942	19,988	47,738
Corporate debt securities	6,551	7,320	7,809
Bank trust preferred securities	61,922	61,928	62,668
Marketable equity securities	12,947	17,070	18,193

Total investment securities	475,152	388,959	365,334

Stock in FHLB of Chicago	165,663	278,916	384,643

Mortgage-backed securities
Available for sale	1,313,409	948,168	971,969
Held to maturity	243,161	245,021	—

Total mortgage-backed securities	$1,556,570	1,193,189	971,969

The table below sets forth information regarding the carrying value and weighted average yields based on amortized cost and expected maturities for our investment and mortgage-backed securities.

	At December 31, 2005
	One Year or Less		1 to 5 Years		5 to 10 Years		More than 10 Years		Total Investment Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Average Life in Years	Carrying Value	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government securities	$94,971	3.54%	$39,003	3.45%	$5,165	3.83%	$430	3.84%	2.37	$139,569	$139,569	3.53%
U.S. Agency securities	98,431	3.81	134,715	3.56	—	—	5,075	4.87	2.40	238,221	238,221	3.69
Asset-backed securities	—	—	11,259	4.73	—	—	4,683	5.99	6.19	15,942	15,942	5.10
Corporate debt securities	679	47.00	5,872	9.17	—	—	—	—	1.70	6,551	6,551	13.09
Bank trust preferred securities	—	—	—	—	—	—	61,922	6.19	20.57	61,922	61,922	6.19
Marketable equity securities:(1)
GSE preferred stock	—	—	—	—	—	—	12,337	4.94	—	12,337	12,337	4.94
Other	—	—	—	—	—	—	610	—	—	610	610	—
Stock in FHLB of Chicago(2)	—	—	—	—	—	—	165,663	3.00	—	165,663	165,663	3.00
Mortgage-backed securities:
Available for sale(3)	4,678	4.20	392,066	4.41	560,053	4.64	356,612	4.58	3.03	1,313,409	1,313,409	4.56
Held to maturity(3)	—	—	—	—	—	—	243,161	4.49	4.16	243,161	237,489	4.49

Total	$198,759	3.84%	$582,915	4.20%	$565,218	4.63%	$850,493	4.37%	3.39	$2,197,385	$2,191,713	4.35%

(1)	Marketable equity securities and Stock in the FHLB of Chicago with no stated maturity are included in the “More than 10 Years” category. These securities are excluded in the calculation of average life. Actual repricings and yields of the securities may differ from that reflected in the table depending upon actual interest rates and callable features of those investments.
(2)	The yield reflects the dividend declared for the fourth quarter of 2005.
(3)	The yields to maturity of mortgage-backed securities are based upon estimated future cash flow and prepayments. The yields on these securities may differ from that reflected in the table depending upon actual interest rates and prepayment experience.

The bank trust preferred securities shown in the tables above represent investments in several different pools of collateralized debt securities consisting of primarily 30-year capital securities issued by various banks, thrifts and insurance companies. The underlying pool of issuers of the collateralized debt securities are well diversified as to asset size and geography. These securities are primarily LIBOR-indexed floating rate securities and contain an issuer call provision at par anytime after five years. The individual issuers of trust preferred securities have the ability to defer interest payments for up to 20 consecutive quarters in certain circumstances. At December 31, 2005, the $61.9 million of bank trust preferred securities classified as available for sale had a cost basis of $61.4 million.

During 2004, we recorded a $2.0 million other-than-temporary impairment on two Freddie Mac floating-rate preferred stock securities with an aggregate carrying value of $8.8 million. We recorded the write-down because the current yield on these securities was below market interest rates, the fair value was below cost for an extended period, and a recovery in fair value was not assumed within a reasonably short period of time. We determined that an impairment charge on these securities was not necessary during 2005.

Investment Subsidiary. The Bank has a wholly-owned subsidiary organized as a Nevada corporation that was acquired in the St. Francis acquisition. This subsidiary holds and manages a portfolio of our investment securities. At December 31, 2005, the Bank’s total investment in the Nevada subsidiary was approximately $433.7 million, and the subsidiary had assets of $433.2 million consisting primarily of mortgage-backed securities.

Wisconsin does not require consolidated tax returns and because the investment subsidiary is out of state, its income has not been subject to state income tax in Wisconsin. From time to time legislation has been proposed that would require consolidated reporting requirements in Wisconsin. Representatives of the Wisconsin Department of Revenue have indicated that the Department may revoke its previously issued favorable tax rulings relating to such Nevada subsidiaries, even though there has not been any intervening change in law. The Department also has implemented a program for the audit of Wisconsin financial institutions that have subsidiaries incorporated and located in Nevada, and may seek to assert a basis for imposition of Wisconsin income taxes on income from those operations, either retroactively or prospectively. We are not currently under audit by the Department.

Other Investments. In addition to our investment securities and mortgage-backed securities portfolios, we maintain a portion of our assets in more liquid investments for daily liquidity management. Our liquid investments include interest-bearing deposits, primarily at the Federal Home Loan Bank of Chicago, federal funds sold and U.S. Government and federal agency obligations. We invest overnight federal funds with two large commercial banks in Chicago, based upon periodic review of these institutions’ financial condition. We generally limit overnight federal funds sold investments to $100.0 million at any one institution.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook accounts, interest-bearing and non-interest bearing checking accounts, money market and certificate accounts. We rely primarily on competitive pricing policies, advertising, and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. In the last several years, we have emphasized growth in core accounts, defined as commercial and non-interest bearing checking accounts, interest-bearing checking accounts, money market accounts, and passbooks. At December 31, 2005, the ratio of core deposits to total deposits decreased to 53.4% compared to 59.6% at December 31, 2004. In 2005, rising short-term interest rates, our pricing strategy and increased competition for certificate accounts has resulted in a large shift of deposits out of the core deposit category into short to intermediate term certificates. We expect this shift out of lower costing deposits will continue in 2006 and further pressure our net interest margin.

The following table sets forth the composition of deposits by type at the dates indicated and the change in the dollar amount of our deposits for the periods shown:

	At or For the Year Ended December 31, 2005			At or For the Year Ended December 31, 2004			At or For the Year Ended December 31, 2003
	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits
	(Dollars in thousands)
Commercial checking	$258,632	4.2%	$19,383	$239,249	4.0%	$22,760	$216,489	3.9%
Non-interest bearing checking	291,462	4.7	40,893	250,569	4.2	32,123	218,446	3.9
Interest-bearing checking	816,387	13.2	(155,622)	972,009	16.4	416,334	555,675	10.0
Commercial money markets	60,064	1.0	(4,746)	64,810	1.1	45,298	19,512.3
Money markets	615,280	9.9	3,773	611,507	10.3	(273,709)	885,216	15.9
Passbooks	1,268,680	20.4	(130,419)	1,399,099	23.6	45,218	1,353,881	24.2

Total core deposits	3,310,505	53.4	(226,738)	3,537,243	59.6	288,024	3,249,219	58.2
Certificates of deposit	2,885,998	46.6	490,393	2,395,605	40.4	71,880	2,323,725	41.7
Unamortized premium	1,000	0.0	(1,860)	2,860	—	(4,651)	7,511.1

Total deposits	$6,197,503	100.0%	$261,795	$5,935,708	100.0%	$355,253	$5,580,455	100.0%

The following table sets forth the distribution and the weighted-average nominal interest rates of our average deposits for the years indicated:

	Year Ended
	December 31, 2005			December 31, 2004			December 31, 2003
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Commercial checking	$266,948	4.40%	—%	$236,300	4.15%	—%	$167,743	4.07%	—%
Non-interest bearing checking	257,524	4.24	—	226,661	3.98	—	161,400	3.91	—
Interest-bearing checking	860,332	14.17	0.93	824,603	14.49	.84	410,261	9.95	.59
Money markets	656,092	10.81	1.77	690,950	12.14	.76	494,676	12.00	1.06
Commercial money markets	75,911	1.25	2.39	72,062	1.27	1.13	20,151.49		1.36
Passbooks	1,347,958	22.21	0.58	1,364,904	24.00	.58	1,144,729	27.76	.81

Total checking, money market and passbook accounts	3,464,765	57.08	0.85	3,415,480	60.03	.62	2,398,960	58.18	.72

Certificates with original maturities of:
6 months or less	419,368	6.91	2.49	406,613	7.15	1.25	383,347	9.30	1.20
7 to 12 months	830,933	13.69	3.13	730,816	12.85	2.26	380,965	9.24	2.49
Greater than 1 to 3 years	1,159,786	19.11	2.98	956,551	16.81	2.41	784,688	19.03	2.75
Greater than 3 years	195,083	3.21	4.19	179,802	3.16	4.36	175,126	4.25	4.61

Total certificates of deposits	2,605,170	42.92	3.04	2,273,782	39.97	2.31	1,724,126	41.82	2.54

Total average deposits	$6,069,935	100.00%	1.79%	$5,689,262	100.00%	1.29%	$4,123,086	100.00%	1.48%

The following table presents, by various interest rate categories, the amount of our certificates of deposit outstanding at December 31, 2005, 2004, and 2003, and the periods to maturity of the certificates of deposit outstanding at December 31, 2005:

	At December 31,			Time to Maturity at December 31, 2005
	2005	2004	2003	Within One Year	1 to 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Certificates of deposit:
Up to 1.99%	$6,498	653,304	1,056,024	6,094	351	53	6,498
2.00% to 2.99%	484,714	1,100,135	479,922	450,001	34,374	339	484,714
3.00% to 3.99%	1,505,743	394,822	433,245	1,142,449	320,754	42,540	1,505,743
4.00% and greater	889,043	247,344	354,534	594,212	248,055	46,776	889,043

Total	$2,885,998	2,395,605	2,323,725	2,192,756	603,534	89,708	2,885,998

At December 31, 2005, we had outstanding $751.1 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Period to Maturity	Amount
(Dollars in thousands)
Three months or less	$222,193
Over three through six months	123,480
Over six through 12 months	244,270
Over 12 months	161,124

Total	$751,067

Borrowed Funds and Junior Subordinated Debentures

Although deposits are our primary source of funds, we also utilize borrowings, such as advances from FHLB of Chicago, reverse repurchase agreements, when they are a less costly source of funds than retail deposits or when we have opportunities to reinvest borrowed funds at a positive rate of return, and to a lesser extent bank borrowings.

Federal Home Loan Bank of Chicago Advances. We obtain advances from the FHLB of Chicago secured by its capital stock investment in the FHLB of Chicago and a blanket pledge of certain of its mortgage loans. See “Regulation and Supervision—Federal Home Loan Bank System.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by secured borrowings from any other source. At December 31, 2005, the Bank’s FHLB of Chicago advances totaled $2.47 billion, or 23.6% of our total assets, compared to $2.19 billion, or 22.6% of total assets at December 31, 2004.

Included in FHLB of Chicago advances at December 31, 2005 are $240.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years with interest rates ranging from 2.77% to 5.64%, which are putable at the discretion of the FHLB of Chicago within the next twelve months. At inception, we receive a lower cost of borrowing on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances prior to their final maturity. If put, the FHLB of Chicago will provide replacement funding, should we want or need to refinance the borrowing, at the then prevailing market rate of interest for the remaining term to maturity of the advances, subject to standard terms and conditions. Of the putable FHLB advances we had outstanding at December 31, 2005, we expect $75.0 million (with an average rate of 2.94%) will be put back to us in 2006.

Unsecured Term Bank Loan and Line of Credit. In conjunction with the acquisition of EFC Bancorp, Inc. we refinanced the unsecured term bank loan and revolving line of credit that we maintain from an unaffiliated lender at our holding company.

We increased our unsecured term bank loan from $63.0 million outstanding at December 31, 2005, to $115.0 million and increased our line of credit from $55.0 million to $60.0 million. At December 31, 2005, there were no amounts outstanding under the line. The loan agreement provides for an interest rate on the term loan at our option of Prime minus .50% or one, two, three, six or twelve-month LIBOR plus 90 basis points. The term loan is unsecured and matures on December 31, 2015, with the first scheduled payment of principal due on December 31, 2006, and annually thereafter. Prepayments of principal are allowed without penalty at the end of any repricing period.

The revolving line of credit is also unsecured, bears an interest rate at our option at Prime minus .50% or one, two, three, six or twelve-month LIBOR plus 80 basis points and matures on January 31, 2007.

The credit agreement for both the unsecured term loan and the secured revolving line of credit contains covenants that, among other things, require the Company to maintain a minimum stockholders’ equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain “well capitalized” regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on additional indebtedness and agreed not to pledge any stock of the Bank or MAF Developments for any purpose.

Reverse Repurchase Agreements. We enter into sales of securities under agreements to repurchase the identical securities (“reverse repurchase agreements”) with nationally recognized primary securities dealers. These reverse repurchase agreements are treated as financings and are reflected on our balance sheet as other borrowings. The securities underlying the agreements are delivered to the dealers who arrange the transaction and continue to be reflected as assets on our balance sheet. The usual terms of these agreements require us, generally after a short period of time, to repurchase the same securities at a predetermined price or yield. In conjunction with the St. Francis acquisition in 2003, we assumed $105.0 million of reverse repurchase agreements. The following table presents certain information regarding reverse repurchase agreements as of the end of and for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at end of period	$500,000	$300,000	$105,000
Maximum month-end balance	500,000	300,000	105,000
Average balance	394,931	195,492	105,000
Weighted average rate at end of period	4.24%	2.42%	1.64%
Weighted average rate on average balance	3.41	1.69	1.64

At December 31, 2005, all reverse repurchase agreements were floating rate and have maturities ranging from three months to five years. The interest rate on $250.0 million of these agreements is tied to Prime and ranges from Prime minus 275 basis points to Prime minus 280 basis points. The remaining $250.0 million have interest rates ranging from three-month LIBOR minus 50 basis points to three-month LIBOR minus 114 basis points. The LIBOR indexed repurchase agreements are putable at the discretion of the lender quarterly in 2006 and are currently expected to be put which may require us to refinance these borrowings if we do not have sufficient cash on hand to repay at their put. At December 31, 2005, reverse repurchase agreements were collateralized by investment and collateralized mortgage obligation (“CMO”) securities with a carrying value of $542.4 million and a market value of $531.0 million. We intend to continue to use reverse repurchase agreements as an additional funding source.

Retail Repurchase Agreements. For certain customers with significant funds available for deposit at the Bank, we offer “retail” repurchase agreements under which we collateralize our obligation to repay the customer funds with U.S. government or agency securities. The retail repurchases, which totaled $22.4 million at December 31, 2005, are collateralized by three U.S. government agency and three CMO securities with a carrying and fair value of $30.0 million.

Junior Subordinated Debentures. During 2005, the Company issued $67.0 million of junior subordinated debentures through two privately offered trust preferred financings. This debt, which matures in 30 years and is callable at par after five years, provides an attractive alternative to equity capital. Interest on the junior subordinated debentures is payable quarterly at a floating rate tied to three-month LIBOR. At December 31, 2005, the interest rate for $30.9 million of the debentures was 6.24% and for $36.1 million was 5.89%.

The following table is a summary of the Company’s borrowed funds and junior subordinated debentures at December 31, 2005 and 2004. The weighted average rates are contractual rates and are not adjusted for purchase accounting adjustments. The unamortized premium was recorded in 2003 as a result of purchase accounting adjustments for the acquisitions of Fidelity and St. Francis in 2003. At December 31, 2005, the effective borrowing costs, including amortization of the premium, were 4.28% compared to 3.70% at December 31, 2004.

	At December 31, 2005			At December 31, 2004
	Interest Rate Range	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Fixed-rate advances from FHLB due:
Within 1 year	1.83% – 6.82%	3.48%	$510,000	5.34%	$613,125
1 to 2 years	3.23 – 4.84	4.19	767,000	3.56	560,000
2 to 3 years	3.48 – 5.86	4.70	713,000	3.57	210,000
3 to 4 years	4.85 – 5.86	5.43	76,000	4.78	425,000
4 to 5 years	2.77 – 5.42	3.85	155,000	4.67	75,000
5 to 6 years	— – —	—	—	3.65	105,000

Total fixed-rate advances		4.21	2,221,000	4.42	1,988,125
Adjustable-rate advances from FHLB due:
Within 1 year	4.30 – 4.63	4.44	150,000	2.23	100,000
1 to 2 years	4.38 – 4.40	4.39	100,000	2.40	100,000

Total adjustable-rate advances	4.30 – 4.63	4.42	250,000	2.32	200,000

Total advances from FHLB	1.83% – 6.82%	4.23	2,471,000	4.22	2,188,125

Unsecured term bank loan		5.14	63,000	3.29	70,000
Unsecured line of credit		—	—	3.43	10,000
Other borrowings		4.20	523,379	2.35	325,662
Junior subordinated debentures		6.05	67,011	—	—
Unamortized premium		—	290	—	6,880

Total borrowed funds and junior subordinated debentures		4.28%	$3,124,680	3.96%	$2,600,667

Real Estate Development

We engage in the business of purchasing unimproved land for development into residential subdivisions of single-family lots primarily through MAFD, a wholly-owned subsidiary of the Company. We started this business in 1974 and since that time have developed and sold over 6,500 lots in 24 different subdivisions primarily in the western suburbs of Chicago. MAFD typically acts as sole principal or as a joint venture partner in our development projects. Historically, we have provided essentially all of the capital for a joint venture and receive in exchange an ownership interest in the joint venture which entitles us to a market rate of return on invested capital plus a percentage of the profit or loss generated by the project, generally 50-60%, with the exact percentage based upon a number of factors, including characteristics of the venture, the perceived risks involved, and the time to completion. In addition, MAFD may from time to time invest in residential real estate projects, either individually or structured as limited partnership investments, managed by unaffiliated parties.

	At December 31, 2005
Description of Project	Number of Lots Sold to Date	Number of Lot Sales Pending	Lots Remaining For Sale(1)	Investment Balance
	(Dollars in thousands)
Springbank of Plainfield
1,599 residential lots; 281 multi-family units and 45.8 acres for commercial development	123	85	1,476	$49,850
Shenandoah
326 residential lots	326	—	—	—
Tallgrass of Naperville
952 residential lots; 19.3 acres for multi-family homes; 12.8 acres for commercial development(2)	949	—	3	216

				$50,066

(1)	Lots remaining for sale reflects planned single-family lots in the current project that have not yet been sold and does not include commercial or multi-family units. The units are being developed in phases, and lots are generally not offered for sale until unit development is near completion.
(2)	All of the multi-family and commercial acreage in this project has been sold.

Current Project:

Springbank of Plainfield. This joint venture project consists of 950 acres in Plainfield, Illinois, located in Will County, southwest of Chicago along the fast-developing I-55 corridor. Delayed receipt of local zoning and plan approvals in 2004 and 2005 delayed the original timeline of future lot sale closings by approximately twelve months. Based on the current plans for this project, future developments costs (including the remaining land acquisition costs) are currently estimated to be $96 million. The investment balance shown in the table above includes land purchases, engineering, survey and other preliminary development costs related to lots that have not been sold. Development of this project is currently expected to continue over the next four to six years.

Fully Developed Projects:

Shenandoah. The final lots were sold during 2005.

Tallgrass of Naperville. The three remaining lots were sold and closed in the first quarter of 2006.

Regulation and Supervision

General. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS under the Home Owners’ Loan Act , or the HOLA. In addition, the activities of savings institutions, like us, are governed by the HOLA and the Federal Deposit Insurance Act, or the FDI Act.

We are subject to extensive regulation, examination and supervision by the OTS, as our primary federal regulator, and the FDIC, as the deposit insurer. We are a member of the Federal Home Loan Bank, or FHLB, System and our deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund, or SAIF, managed by the FDIC. We must file reports with the OTS and the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on our operations. Certain regulatory requirements applicable to us are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on our business.

Holding Company Regulation. The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that we continue to be a qualified thrift lender, or QTL. See “Federal Savings Institution Regulation—QTL Test.” Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its uninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or the BHC Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. No multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved the effect of the acquisition on the institution, the risk to the insurance funds, the convenience and needs of the community and competitive factors.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. We must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of uninsured subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio for institutions receiving the highest rating on the CAMEL financial institution rating system, and a 4% leverage (core capital) ratio for all other institutions, like the Bank, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core capital) ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.

At December 31, 2005 and 2004, the Bank was in compliance with the current capital requirements as follows:

	At December 31, 2005		At December 31, 2004
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Stockholder’s equity of the Bank	$1,012,304	9.72%	$983,865	10.22%

Tangible capital of the Bank	$715,105	7.07	$664,449	7.14
Tangible capital requirement	151,807	1.50	139,642	1.50

Excess	$563,298	5.57%	$524,807	5.64%

Core capital of the Bank	$715,105	7.07	$664,449	7.14
Core capital requirement	404,818	4.00	372,379	4.00

Excess	$310,287	3.07%	$292,070	3.14%

Core and supplementary capital of the Bank	$735,996	11.15	$687,500	11.30
Risk based capital requirement	528,112	8.00	486,665	8.00

Excess	$207,884	3.15%	$200,835	3.30%

Total Bank assets	$10,417,886		$9,629,108
Adjusted total Bank assets	10,120,457		9,309,466
Total risk weighted Bank assets	6,898,826		6,402,954
Adjusted total risk weighted Bank assets	6,601,398		6,083,312

The following table reflects the adjustments required to reconcile the Bank’s stockholder’s equity to the Bank’s regulatory capital at December 31, 2005:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Stockholder’s equity of the Bank	$1,012,304	$1,012,304	$1,012,304
Goodwill and core deposit intangibles	(314,414)	(314,414)	(314,414)
Non-permissible subsidiary deduction	(395)	(395)	(395)
Non-includible purchased mortgage servicing rights	(2,001)	(2,001)	(2,001)
Adjustment for available for sale securities	19,611	19,611	19,611
Recourse on loan sales	—	—	(15,604)
General allowance for loan losses	—	—	36,495

Regulatory capital of the Bank	$715,105	$715,105	$735,996

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution is considered “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized,” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, investment activities, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution’s activities. An institution’s risk category is based upon whether the institution is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each Bank Insurance Fund, or BIF, and SAIF member institution is assigned an annual FDIC assessment rate, with an institution in the highest category (i.e., well-capitalized and healthy) receiving the lowest rates and an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern) receiving the highest rates. The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on our earnings of the Bank.

The Deposit Insurance Funds Act of 1996, or the Funds Act, imposed a special one-time assessment on SAIF members, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980’s by the Financing Corporation, or FICO, to recapitalize the predecessor to SAIF. The Funds Act spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. As of the first quarter of 2006, BIF and SAIF deposits will be assessed a FICO payment of 1.32 basis points of deposits.

As a result of the Funds Act and the FDI Act, the FDIC voted to effectively lower SAIF assessments in a range of 0 to 27 basis points as of January 1, 1997. Our assessment rate for the year ended December 31, 2005 was the lowest available to well-capitalized financial institutions. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of our operations.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Our management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

In February 2006, comprehensive legislation reforming the deposit insurance system was enacted. Under this legislation, BIF and SAIF will be merged into a single deposit insurance fund, or DIF, increases the deposit insurance coverage limits for retirements accounts and indexes future coverage limitations, among other changes. Most significantly, the legislation could allow the FDIC to raise or lower the designated reserve ratio between 1.15% and 1.50% on an annual basis. It also authorizes certain one-time premium assessment credits, awards DIF dividends under certain circumstances, and requires certain changes in the calculation methodology. Since the implementation of this legislation requires FDIC rulemaking, which is not required to be complete until November 2006, it is uncertain what, if any, impact this legislation will have on our operations.

Community Reinvestment. Under the Community Reinvestment Act, or the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution’s record of making loans in its assessment areas; (b) investment, which evaluates the institution’s record of investing in community development projects, affordable housing and programs benefiting low- or moderate-income individuals and businesses; and (c) service, which evaluates the institution’s delivery of services to residents of its communities through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. The Bank received an “outstanding” rating on its CRA performance evaluation prepared by the OTS dated July 18, 2005, the most recent report we have received.

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

Bank Secrecy Act. Under the Bank Secrecy Act, or BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, a financial institution is required to file suspicious activity reports for transactions that involve $5,000 or more and which the financial institution knows, suspects or has reason to suspect the transaction involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA Patriot Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from financial institutions.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2005, our legal lending limit on loans to any one borrower was $110.5 million. At December 31, 2005, the Bank’s largest amount of loans to any one related borrower group was $74.0 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2005, the Bank maintained 85.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital, if the institution would not be well-capitalized after the distribution. The regulations provide that an institution (i) which is not eligible for expedited treatment under the application processing rules of the OTS; or (ii) for which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) which would not be at least adequately capitalized following the distribution; or (iv) which would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution, must submit an application to the OTS to receive approval of the capital distribution. Under any other circumstances, the Bank would be required to provide a written notice to the OTS 30 days prior to the capital distribution.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank were $1.5 million, $1.3 million and $1.0 million in 2005, 2004 and 2003, respectively.

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

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act, or FRA. Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all “institution affiliated parties,” including certain shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of proceedings for receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and may amount to as much as $1 million per day in certain circumstances. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness, or the Guidelines, and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The OTS requires that a savings association file a written safety and soundness compliance plan within 30 days of receiving a request for a compliance plan from the OTS.

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

Federal Fair Lending Laws. The federal fair lending laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations. The Bank is subject to an Agreed Consent Order that it entered into on December 30, 2002, to resolve allegations by the Department of Justice that the Bank had violated the fair lending laws based on the level of the Bank’s lending in minority areas during the period 1996-2000. The Bank denied all alleged violations. The Agreed Consent Order required the Bank to undertake a number of actions over the five year period of 2003-2008 to promote its home mortgage lending in communities with significant minority populations, including:

•	Open or acquire two branch offices in minority areas within 30 months.

•	Implement a targeted advertising campaign to increase home mortgage lending.

•	Provide $10 million in benefits to borrowers under special lending programs to help residents of minority areas achieve home ownership (which may include subsidized interest rates, down payment and closing cost assistance, and Prime rate loans to borrowers with below Prime credit).

•	Contribute $500,000 over the five year period 2003-2008 to homebuyer education and counseling programs, and conduct an assessment of the home mortgage credit needs of residents in minority areas.

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

Home Mortgage Disclosure Act. The federal Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of one- to four-family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the HMDA to determine whether depository institutions engage in discriminatory lending practices.

The appropriate federal banking agency, or in some cases, HUD, enforces compliance with the HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act. The federal Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

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

Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act and Regulation Z of FRA also provide a consumer with a right of rescission, which if exercised would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the offending transaction, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the Truth in Lending Act.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Chicago, whichever is greater. At December 31, 2005, the Bank had advances from the FHLB of Chicago with aggregate outstanding principal balances of $2.47 billion, and the Bank’s investment in FHLB of Chicago stock of $165.7 million was $42.1 million in excess of its minimum requirement. FHLB of Chicago advances must be secured by specified types of collateral and are available to member institutions primarily for the purpose of providing funds for residential housing finance. FHLB of Chicago also purchases mortgages in the secondary market through its MPF program. The Bank has sold loans to MPF since 1998. See discussion on page 7 under “Secondary Market and Loan Servicing Activities”.

Regulatory directives, capital requirements and net income of the FHLB of Chicago affect its ability to pay dividends to us. In addition, the FHLBs are required to provide funds to cover certain obligations on bonds issued by the Resolution Funding Corporation to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The regulator of the FHLB system recently announced proposed regulations that would increase the capital requirements of the FHLB of Chicago and could limit their dividend payout to us and impact their ability to redeem stock. The FHLB of Chicago suspended stock redemptions in the second half of 2005 and has not yet resumed redemptions. For the years ended December 31, 2005, 2004, 2003, we received stock dividends paid by the FHLB of Chicago in the amount of $12.3 million, $23.1 million and $14.4 million, respectively, based on the Bank’s investment in FHLB of Chicago stock which has varied over time. From an average of 6.125% paid in 2004 the FHLB of Chicago has reduced its dividend to 3.0% for the fourth quarter of 2005.

Allen H. Koranda, Chief Executive Officer of the Company, served on the 16-member Board of Directors of the FHLB of Chicago from 1997 through 2005.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $48.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $48.3 million, the reserve requirement is currently $1,449,000 plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reserveable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Executive Officers of the Registrant

Information regarding the executive officers of the Company and the Bank are listed below.

Name	Age	Year of Employment	Position and Background
Allen H. Koranda	59	1972	Chairman of the Board and Chief Executive Officer.

Kenneth Koranda	56	1972	Vice Chairman of the Board and President of the Company; President and Director of the Bank. Mr. Koranda is the brother of Allen Koranda.

Jerry A. Weberling	54	1984	Executive Vice President, Chief Financial Officer and Director. Prior to joining the Bank, Mr. Weberling, a CPA, conducted audits of financial institutions, mortgage banking and real estate companies for a large public accounting firm for ten years.

James E. Allen	47	2001	Senior Vice President-Business Banking. Mr. Allen was previously Senior Vice President – Corporate Banking at Old Kent Bank where he worked in northern Illinois commercial markets from 1997 to 2001.

Gerard J. Buccino	44	1990	Senior Vice President-Risk Management. Prior to joining the Bank, Mr. Buccino, a CPA, conducted audits of financial institutions, brokerage and mutual funds for a large public accounting firm where he worked for six years.

Jennifer R. Evans	47	2004	Senior Vice President and General Counsel. Prior to joining the Company, Ms. Evans was a partner/shareholder in the law firm of Vedder, Price, Kaufman & Kammholz, P.C., Chicago, Illinois, where she practiced from 1984 to 2004.

James S. Eckel	50	2003	Senior Vice President-Marketing. Mr. Eckel joined the Bank in conjunction with the acquisition of St. Francis Capital Corp. Prior to that, he held various management positions with St. Francis Bank, most recently as Executive Vice President - Mortgage Banking.

William G. Haider	55	1984	Senior Vice President; President of MAFD.

Michael J. Janssen	46	1989	Senior Vice President-Investor Relations and Taxation.

Edward A. Karasek	52	2003	Senior Vice President-Operations. He was Senior Vice President – Audit and Compliance from December 2003 until January 2006. Prior to joining the Company, Mr. Karasek was involved in internal audit consulting with INARMA. Previously, he was Senior Vice President – Corporate Audit Director for Bank One Corporation from 1998 to 2001.

David W. Kohlsaat	51	1976	Senior Vice President-Administration.

Thomas C. Miers	54	1979	Senior Vice President-Retail Banking.

Kenneth B. Rusdal	64	1987	Senior Vice President-Operations and Information Systems. Prior to joining the Bank, Mr. Rusdal served as Vice-President of Software Development for FISERV, Inc., a large data processing provider.

Sharon M. Wheeler	53	1971	Senior Vice President-Residential Lending.

M. Christine Roberg	54	1980	First Vice President and Controller.

Employees

We employed a total of 2,044 full-time equivalent employees as of December 31, 2005. Management considers its relationship with its employees to be excellent.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report, including the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involves certain risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Please see “Risk Factors” below for a discussion of the risks and uncertainties that could affect management’s outlook or future prospects of the Company.

Item 1A. Risk Factors

The Company is subject to certain risks. In addition to the factors discussed below, please see the discussion under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” beginning on page 1. These risks and uncertainties, along with the other information in our Form 10-K, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are not intended to protect the interests of investors in our common stock. Regulatory authorities have broad discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets which may affect the level of our allowance for loan losses, to limit our dividends or impose higher capital requirements on us, to limit acquisition activities we may propose and to impose penalties for noncompliance. In addition, we are likely to continue to incur significant operational costs related to compliance as the risks and burden of regulatory compliance have increased significantly in recent years. Regulatory changes, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Unanticipated changes in interest rates could reduce our profitability and affect the value of our assets.

Our net interest income, which is our primary source of revenue, depends on the spread between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. For this reason, the level of our earnings is highly susceptible to changes in interest rates which generally impact our interest-earning assets and our interest-bearing liabilities differently. While we actively manage this sensitivity to interest rate risk as a key part of our business strategy, unanticipated changes in interest rates and changes in the yield curve may have a material adverse affect on our results of operation. Changes in the level of interest rates also may negatively affect our ability to originate mortgage loans, the value of our assets and our ability to realize gains from the sale of loans.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with community banks, savings and loan associations, credit unions, mortgage banking firms, mortgage brokers, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other regional, super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of lesser geographic diversification and inability to spread our marketing costs across a broader market.

We compete with these institutions both in attracting deposits and in originating loans. A key part of our strategy is to compete by concentrating our marketing efforts in our primary markets with local advertisements, broad product offerings, community support, personal contacts, and flexibility and responsiveness in working with local customers, but competition has made it more difficult for us to grow our customer base without adjusting our pricing. In addition, in recent years we have encountered many de novo banks in our market areas that tend to price their loans and deposits aggressively in order to attract customers. Price competition for loans and deposits causes us to earn less on our loans and pay more on our deposits, which reduces net interest income.

If the value of real estate in the suburban Chicago and suburban Milwaukee areas were to decline precipitously, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our real estate loans concentrated in suburban Chicago and suburban Milwaukee areas, a decline in local economic conditions or the demand for real estate in these markets could adversely affect the value of the collateral securing our loans. A decline in property values could diminish our ability to recover fully on defaulted loans by selling the real estate collateral and we might suffer greater losses on defaulted loans as a result. A decline in local economic and market conditions may have a greater effect on our earnings and capital than on the earnings and capital of institutions whose real estate loan portfolios are more geographically diverse.

High loan-to-value ratios on a growing portion of our residential mortgage and home equity portfolios expose us to greater risk of loss.

A growing number of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity which may lead to a higher incidence of default on these loans. Some of our mortgage and home equity loans or lines of credit may have, either alone or when added to existing senior lien balances, a post-funding combined loan-to-value ratio of up to 100% of the value of the home securing the loan. At December 31, 2005, approximately $429.3 million, or 8%, of our $5.59 billion single-family residential mortgage loan portfolio, including equity loans, had original loan-to-value ratios in excess of 90% (based on total line available) and no private mortgage insurance. Depending on our loan sale activity and customer usage of undrawn equity lines, based on current origination trends we expect that the percent of our loan portfolio comprised of higher loan to value loans is likely to increase in 2006. We may experience a higher risk of loss on these loans since our ability to recover against the collateral is more sensitive to declining property values than for loans with lower combined loan-to-value ratios.

Our ability to service our holding company debt and pay dividends to our shareholders is substantially dependent on dividends from the Bank, and these dividends are subject to regulatory limits.

Since January 1, 2005, we have added an additional $112 million of debt at our holding company as part of our capital management strategy designed to increase shareholder returns. We are largely dependent on the receipt of dividends from Mid America Bank in order to service this debt and the availability of dividends from the Bank is limited by various statutes and regulations. In the event that the Bank is unable to pay dividends to us, we may not be able to service our debt, fund additional real estate development activities, complete planned stock buybacks or pay dividends on our common stock.

Our allowance for loan losses is based on our estimates of future losses inherent in our portfolio, and actual losses we incur could exceed these estimates.

Like all financial institutions, we maintain an allowance for loan losses we deem adequate to cover losses inherent in our portfolio from loans that may not be repaid in their entirety. In evaluating the adequacy of our allowance for loan losses on a quarterly basis, in addition to numerous quantitative factors we take into account, we also consider many qualitative factors, such as general business and economic conditions, general real estate market trends and other matters which are by their nature more subjective and susceptible to change. In addition, our estimates of the risk of loss and amount of loss on some of our commercial loans require us to assess our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors outside our control. Because of the degree of uncertainty in the assumptions we make and the factors we consider, the losses we actually incur may exceed our estimates and our allowance for loan losses may prove insufficient to absorb these losses.

Income from our real estate development business has proven more volatile in recent periods than other sources of income.

Historically, a significant source of our non-interest income has been income from our real estate development projects involving the acquisition and development of raw land into residential lots for sale to home builders. We often develop these projects in multiple phases over a period of years and must obtain municipal zoning, engineering and other approvals to proceed with our plans. We do not control the municipal process and may not be able to accurately predict the timing and cost involved, particularly in communities where the process may be less well established like we have encountered with our Springbank project in Plainfield, Illinois. Delays in the approval process, as well as potential weather-related or other delays outside our control, may prolong the project timeline and increase our development costs and may interfere with the planned marketing of lots in different units. While we believe our real estate development activities offer us opportunity for attractive return on the capital we invest in this business, delays have caused more volatility to our income from real estate development in 2004 and 2005 than in prior years when our projects were not as large. We are likely to continue to experience quarterly fluctuations in earnings in 2006 as we expect higher income from real estate development in the second half of the year based on current estimates of the timing of anticipated lot sale closings in our Springbank project.

Our acquisition strategy exposes us to certain risks.

We have acquired a number of other banking companies in recent years and we may pursue selective acquisitions of other financial institutions in the future. Acquisitions can present certain managerial and operational challenges. While we evaluate acquisition opportunities across a variety of parameters, including our assessment of the potential impact on our financial condition as well as our prospective financial performance, our results may suffer as a result of an acquisition if we are not effective in integrating the acquired operations into our business and converting data processing systems to our platform as planned, or if we fail to achieve anticipated cost savings or revenue enhancements. In addition, we anticipate that future acquisitions, if any, will likely be valued at a premium to book value and at a premium to current market value, which may result in book value per share dilution and possible short-term earnings per share dilution for our shareholders depending on the transaction structure and pricing.

Breaches of our computer and network security may result in compromises of information which could have a material adverse effect on our business.

We depend heavily in our daily operations on our automated information systems, networks and telecommunications systems which support the evaluation, acquisition, monitoring, collection and administration of our loan and deposit servicing portfolios, general accounting and other management controls. We also outsource some data and payment processing to third parties. While we have implemented extensive policies and procedures designed to limit the impact of system failures or disruptions as well as information security measures to safeguard these systems, if we or our vendors encounter technological difficulties or security breaches, our ability to accurately process and account for customer transactions and to protect customer personal information could be compromised, and this could have a material adverse effect on our business. In addition, a failure or interruption of these systems or a failure of data integrity could subject us to customer complaints, potential lawsuits or increased regulatory scrutiny and could damage our reputation, making it more difficult for us to compete successfully.

Item 1B. Unresolved Staff Comments

None.

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

Item 2. Properties

All of our facilities are located in the greater Chicago and Milwaukee metropolitan areas. At December 31, 2005, we own the majority of our 75 banking offices and lease others under individual lease arrangements. We also own our executive office building in Clarendon Hills, Illinois, and lease additional corporate offices in Downers Grove, Illinois, both located in the western suburbs of Chicago. We believe that all of our facilities are suitable and adequate for our operational needs.

See Note 9 in “Item 8. Financial Statement and Supplementary Data” for additional information about the Company’s properties.

Item 3. Legal Proceedings

There are various actions pending against the Company or its subsidiaries in the normal course of business but in the opinion of management, none of these actions is likely to have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Stock Market under the symbol “MAFB.” As of March 6, 2006, we had 3,949 shareholders of record. The table below shows the reported high and low sales prices of the common stock during the periods indicated as well as the period end closing sales prices.

	Year ended December 31, 2005				Year ended December 31, 2004
	High	Low	Close	Dividend	High	Low	Close	Dividend
First Quarter	$44.98	40.63	41.54	.23	44.95	41.51	43.46	.21
Second Quarter	43.99	38.38	42.63	.23	44.89	40.52	42.68	.21
Third Quarter	44.81	40.08	40.98	.23	44.30	39.27	43.13	.21
Fourth Quarter	43.52	39.14	41.38	.23	47.25	42.42	44.82	.21

We declared $0.92 per share in dividends during the year ended December 31, 2005, and $0.84 per share in dividends for the year ended December 31, 2004. During the first quarter of 2006, we announced an increase in our quarterly dividend to $0.25 per share, or $1.00 per share on an annualized basis. Our ability to pay cash dividends depends largely on cash dividends received from the Bank. Dividend payments from the Bank are subject to various regulatory restrictions. See “Item 1. Business - Regulation and Supervision-Federal Savings Institution Regulation-Limitation on Capital Distributions.”

As reflected in the following table, we did no not make any purchases of shares of our common stock within the fourth quarter of the year ended December 31, 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(2)
October 1, 2005 through October 31, 2005	—	—	—	1,500
November 1, 2005 through November 30, 2005	—	—	—	1,500
December 1, 2005 through December 31, 2005	—	—	—	1,500

Total	—	—	—	1,500

(1)	The table does not include 87 shares that were surrendered in payment of withholding tax in connection with the exercise of related options during the quarter.
(2)	On February 2, 2006, the Company announced a repurchase program for up to 1.7 million shares, which includes the 1,500 shares remaining at December 31, 2005. Unless earlier terminated by the Board of Directors, the program will expire when we have completed the repurchase of all shares authorized thereunder.

Item 6. Selected Financial Data

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See “Item 8. Financial Statements and Supplementary Data.”

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data:

Total assets	$10,487,504	9,681,384	8,933,585	5,937,181	5,595,039
Loans receivable, net	7,174,742	6,842,259	6,324,596	4,363,152	4,286,470
Mortgage-backed securities available for sale	1,313,409	948,168	971,969	365,638	142,158
Mortgage-backed securities held to maturity	243,161	245,021	—	—	—
Interest bearing deposits	38,491	56,089	57,988	28,210	29,367
Federal funds sold	23,739	42,854	19,684	100,205	112,765
Investment securities available for sale	475,152	388,959	365,334	308,235	355,416
Stock in Federal Home Loan Bank of Chicago	165,663	278,916	384,643	169,708	132,081
Real estate held for development or sale	50,066	35,091	32,093	14,938	12,993
Goodwill and core deposit intangibles	314,414	318,231	276,549	101,967	105,670
Deposits	6,197,503	5,935,708	5,580,455	3,751,237	3,557,997
Borrowed funds	3,057,669	2,600,667	2,299,427	1,556,500	1,470,500
Junior subordinated debentures	67,011	—	—	—	—
Stockholders’ equity	978,179	974,386	901,604	501,458	435,873

Book value per share	$30.50	29.28	27.27	21.57	18.97
Tangible book value per share	20.70	19.72	18.90	17.18	14.37

Common shares outstanding	32,066,721	33,273,235	33,063,853	23,252,815	22,982,634

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share data)
Selected Income Statement Data:

Interest income	$478,656	421,173	316,430	329,490	345,736
Interest expense	213,897	159,885	136,952	171,465	214,489

Net interest income	264,759	261,288	179,478	158,025	131,247
Provision for loan losses	1,980	1,215	—	300	—

Net interest income after provision for loan losses	262,779	260,073	179,478	157,725	131,247
Total non-interest income	81,176	78,054	73,519	58,737	48,863
Total non-interest expense	186,074	185,816	122,083	101,716	85,169

Income before income taxes	157,881	152,311	130,914	114,746	94,941

Income taxes	54,528	50,789	47,481	40,775	35,466

Net income	$103,353	101,522	83,433	73,971	59,475

Net income per common share:
Basic earnings per share	$3.20	3.09	3.35	3.19	2.62
Diluted earnings per share	3.13	3.01	3.26	3.11	2.56

Average common and common equivalent shares outstanding:
Basic	32,307,390	32,897,164	24,920,150	23,162,422	22,684,553
Diluted	32,983,962	33,706,569	25,592,745	23,748,411	23,188,823

	At or For the Years Ended December 31,
	2005		2004		2003		2002	2001
	(Dollars and shares in thousands, except per share data)
Average Balance Data:
Average interest-earning assets	$9,193,692		8,551,351		6,065,772		5,409,877	4,975,278
Average interest-bearing liabilities	8,360,019		7,714,028		5,420,900		4,895,818	4,538,854
Average loans to deposits	1.26		1.29		1.30		1.30	1.46
Average stockholders’ equity	961,538		924,462		588,263		467,182	401,298
Average stockholders’ equity to average assets	9.62		9.98		9.09		8.14	7.70
Average interest-earning assets to average interest-bearing liabilities	109.97		110.85		110.90		110.50	109.62
Interest rate spread for the period	2.65		2.85		2.69		2.59	2.22
Net interest margin	2.88		3.06		2.96		2.92	2.64

Performance Ratios:
Return on average assets	1.03%		1.10		1.29		1.29	1.14
Return on average equity	10.75		10.98		14.18		15.83	14.82
Return on average tangible equity(1)	16.03		15.81		18.37		20.33	17.79
Stockholders’ equity to total assets	9.33		10.06		10.09		8.45	7.79
Tangible stockholders’ equity to tangible assets	6.52		7.01		7.22		6.85	6.02
Tangible and core capital to total assets (Bank only)	7.07		7.14		7.16		6.78	6.44
Risk based capital ratio (Bank only)	11.15		11.30		11.45		11.85	11.31
Non-interest expense to average assets	1.86		2.01		1.89		1.77	1.63
Non-interest expense to average assets and average loans serviced for others	1.37		1.46		1.46		1.33	1.33
Efficiency ratio(2)	54.28		54.97		48.08		47.02	47.52
Ratio of earnings to fixed charges:
Including interest on deposits	1.71	x	1.91	x	1.93	x	1.66x	1.44	x
Excluding interest on deposits	2.40	x	2.61	x	2.65	x	2.38x	2.00	x

Asset Quality Data:
Non-performing loans to total loans	.43%		.46		.51		.58	.45
Non-performing assets to total assets	.30		.34		.49		.47	.37
Allowance for loan loss to total loans	.51		.53		.54		.44	.45
Allowance for loan loss non-performing assets	117.12		115.18		105.39		76.72	100.80

Other Data:
Number of deposit accounts	600,851		586,590		564,696		393,801	377,015
Mortgage loans serviced for others	$2,919,075		3,641,445		3,330,039		2,021,512	1,401,607
Number of retail banking offices	75		72		66		34	32
Number of FTEs	2,044		2,160		1,969		1,376	1,241
Cumulative one-year gap	(1.31)		(3.98)		(1.59)		10.23	(3.57)

Stock Price and Dividend Information:
High	$44.98		47.25		44.80		40.11	32.73
Low	38.38		39.27		32.61		28.60	24.30
Close	41.38		44.82		41.90		34.00	29.50
Cash dividends declared per share	.92		.84		.72		.60	.46
Dividend payout ratio	29.39%		27.91		22.09		19.29	17.97

(1)	Return on average tangible equity is calculated by dividing net income by the difference of average shareholder equity less average goodwill and core deposit intangibles.
(2)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain/(loss) on sale and write-down of mortgage-backed and investment securities and gain on sale of mortgage servicing rights.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We encourage you to read the following discussion in conjunction with the financial information as of and for the three years ended December 31, 2005, included in Item 6. “Selected Financial Data” and the financial information as of and for the three years ended December 31, 2005, included in Item 8. “Financial Statements and Supplementary Data.”

Overview

Our primary source of revenue is net interest income, which is the difference between interest income we earn on loans receivable and mortgage-backed and investment securities, reduced by the interest expense we pay on deposits and our other borrowings. During 2005, higher interest rates resulted in increased asset yields but the effect of these increases was not as significant as the increased cost of interest-bearing liabilities. The increasing interest rate environment had a significant impact on our 2005 results. We currently expect further compression in our net interest margin due to the currently inverted yield curve, the anticipated slowing of core deposit growth due to rising interest rates and continued pricing pressure in the Company’s markets for both loan and deposit products. Based on this outlook, we expect to limit organic growth in our balance sheet in 2006, and have implemented a share repurchase program to deploy excess capital.

Currently we are experiencing an inverted yield curve which creates many challenges for our business. Our core deposit strategy is one example. In the rising rate environment, we have chosen to price more competitively on certificates of deposit rather than core deposits and experienced a shift in the deposit mix from short term core deposits to certificates as consumer preferences trended toward higher yielding products.

Non-interest income rose 4.0% during 2005, with solid contributions from deposit account service charges, gain on sale of loans receivable, bank-owned life insurance and a $2.4 million gain recorded on the sale of mortgage servicing rights. We grew non-interest income despite a significantly lower level of income from real estate development, where delays in our new project moved our first lot sale closings much later into 2005 than anticipated. Assuming housing demand remains relatively strong, we expect higher income from real estate operations in 2006, with most of the income coming in the second half of the year.

Through ongoing cost control efforts, our overhead ratio (non-interest expense to average assets) improved to 1.86% for 2005 from 2.01% for 2004 and 1.89% for 2003. We were successful keeping non-interest expense flat at $186.1 million in 2005 compared to $185.8 million in 2004. We were able to achieve this while continuing to expand our branching operations, opening three de novo branches during 2005 and operating for the full year the three branches we acquired from Chesterfield Financial in late 2004.

Acquisitions

We have acquired a number of other financial institutions in recent years. The following table summarizes financial information relating to our recent acquisitions:

Selling Entity	Acquisition Date	Data Processing Conversion Completion	Acquired Deposits	Acquired Loans	Goodwill and Intangibles Recorded
	(In thousands)
EFC Bancorp, Inc.(1)	February 1, 2006	February 2006	$703,435	$860,680	$97,332
Chesterfield Financial Corp.(2)	November 1, 2004	November 2004	270,711	140,699	45,918
St. Francis Capital Corporation(3)	December 1, 2003	May 2004	1,294,517	1,243,549	130,819
Fidelity Bancorp, Inc.(4)	July 21, 2003	August 2003	434,573	338,123	44,057
Mid Town Bancorp, Inc.(5)	November 30, 2001	February 2002	270,318	210,020	38,724

(1)	We acquired EFC Bancorp for $176.6 million. We issued 2.3 million shares of stock and paid $67.3 million in cash, $52 million of which was funded with increased borrowings under an unsecured bank term loan. The goodwill and intangible amounts identified are estimates.
(2)	We acquired Chesterfield Financial Corp. for $128.4 million. We issued 981,467 shares of stock and paid $85.7 million in cash for the purchase, $25 million of which was funded by an increase in borrowings under an unsecured bank term loan.
(3)	We acquired St. Francis Capital Corporation by issuing 7.5 million shares in an all-stock transaction valued at $358 million.
(4)	We acquired Fidelity Bancorp by issuing 2.8 million shares in an all-stock transaction valued at $115 million.
(5)	We acquired Mid Town Bancorp for $69.0 million. We issued 494,867 shares of stock and paid $13.8 million in cash.

We expect to continue to evaluate potential acquisition opportunities from time to time and may pursue acquisitions of other institutions, branches or deposits in the markets we serve, or opportunities which allow us to expand outside our current primary market areas if we believe the transaction will enhance our franchise value.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, and are more fully described in Note 1 of the consolidated financial statements found in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Management’s judgment is based on historical experience, terms of existing contracts, market trends and other information available. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for loan losses. In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses, management considers: (1) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (2) specific allocations based upon probable losses identified during the review of the portfolio, (3) delinquency in the portfolio and the composition of non-performing loans, including the percent of non-performing loans with supplemental mortgage insurance, and (4) portfolio concentrations, changes in the size and/or general terms of the loan portfolio and subjective factors, such as local and general economic business factors and trends. A provision for loan losses is recorded as a charge to current earnings. The allowance for loan losses is management’s estimate of probable losses inherent in the Bank’s loan portfolio. If actual losses ultimately exceed management’s estimate, the allowance may not be sufficient to absorb probable losses in the loan portfolio and may result in an additional provision for loan losses. The allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine the adequacy and size of the allowance relative to that of peer institutions, and other adequacy tests. Such regulatory agencies could require an adjustment to our allowance based on information available to them at the time of their examination.

Valuation of mortgage servicing rights. We capitalize the fair value of mortgage servicing rights upon the sale of loans. We determine the fair value by allocating the previous carrying amount of the sold loans based on the relative fair values of the servicing rights retained and the loans that are sold to a third party. The estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate and whether the customer escrows funds with the Bank for the payment of taxes and insurance. The estimated value is also affected by additional assumptions relating to loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require us to record a valuation allowance or recovery. Net recoveries of $171,000 and $2.1 million were recorded in 2005 and 2004, respectively, due to lower prepayment estimates reflective of a rising rate environment. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

Valuation of goodwill and intangible assets. In accounting for acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles. The amounts we record are based on our estimates of the fair value of assets and liabilities acquired. The valuation techniques we use to determine the carrying value of tangible and intangible assets and liabilities acquired in acquisitions and the estimated lives of the identifiable intangible assets involve a number of subjective judgments such as estimates for discount rates, projected future cash flows and time period of useful lives, all of which are susceptible to change based on changes in economic conditions and other factors. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds the remaining value we are reasonably likely to realize. Similarly, on an annual basis we evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the segment reporting level, and all of our goodwill is recorded in our banking segment.

While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and could have impacted our amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in the Fidelity or St. Francis acquisition, the value of the mortgage loans we acquired would have been less and the goodwill we recorded would have been greater. Similarly, if we had assumed greater deposit run-off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in 2005. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets which adversely affect their value or shortens estimated lives would adversely affect our results of operations.

Real estate held for development. Income from real estate operations in the Company’s real estate developments are based on cash received less the cost of sales per lot, including capitalized interest and an estimate of future costs to be incurred. This is especially true at the outset of a project, where few actual costs have been incurred in the project as a whole. The estimate of total project costs is reviewed on a quarterly basis by management. Estimates are subject to change for various reasons, including the duration of the project, changes in rules or requirements of the communities where the projects reside, soil and weather conditions, increased project budgets, as well as the general level of inflation. If these estimates are incorrect and either the expenses are greater than anticipated or the sales do not close as expected, we may have to expend additional funds or obtain borrowings to cover current improvement costs.

Any change in income from real estate operations from past sales that results from changes in future estimated costs are recognized in the period of change as either a charge or an addition to income from real estate operations. Additionally, we periodically evaluate the net realizable value from each project by considering other factors, such as pace of lot absorption, sources of funding and timing of disbursements. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. Currently, the estimated net realizable value of Springbank, our only project currently under development, exceeds the recorded cost of the project.

Results of Operations

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income	$103,353	$101,522	$83,433
Diluted earnings per share	3.13	3.01	3.26
Return on average assets	1.03%	1.10%	1.29%
Return on average equity	10.75	10.98	14.18
Return on average tangible equity(1)	16.03	15.81	18.37

Average diluted shares outstanding	32,983,962	33,706,569	25,592,745

(1)	Return on average tangible equity is calculated by dividing net income by average equity less the sum of average goodwill and core deposit intangibles.

Our net income was $103.4 million in 2005, up from 2004 net income of $101.5 million and $83.4 million in 2003. Our diluted earnings per share increased 4.0% to $3.13 per share in 2005 compared to $3.01 in 2004, as the weighted average number of diluted shares outstanding decreased to 33.0 million in 2005, down 2% from 33.7 million in 2004. The decrease in average shares outstanding in 2005 is the result of our repurchase of 1.34 million shares through previously announced programs. The decrease in earnings per share in 2004 compared to 2003 reflects the 32% increase in average shares outstanding following the acquisitions of St. Francis Capital Corporation and Fidelity Bancorp in the second half of 2003.

Net interest income

Net interest income is our principal source of earnings, and consists primarily of interest income on loans receivable and mortgage-backed and investment securities, offset by interest expense on deposits and borrowed funds, including junior subordinated debentures. Net interest income fluctuates due to a variety of reasons, most notably due to the size of our balance sheet, changes in interest rates, the shape of the U.S. Treasury yield curve and competitive market pressures on the pricing of our products.

Generally, we are able to increase net interest income at a faster pace when intermediate to long-term U.S. Treasury rates are significantly greater than short-term interest rates, as our funding costs tend to be tied to shorter-term rates, while our fixed-rate and ARM loan products tend to be tied to intermediate to longer-term interest rates. As the market differential between short- and long-term interest rates shrinks, as it has since late 2003, marginal incremental business added to our balance sheet carries smaller net interest margins, pressuring net interest income, and ultimately decreasing our net interest margin percentage. We have attempted to limit the adverse impact a flatter yield curve environment presents to our net interest income by increasing business banking loans and home equity lines of credit as a percentage of our total loan portfolio. These products tend to be tied to the Prime rate

(or to a lesser extent three-month LIBOR) and adjust to increased short-term interest rates more rapidly than other assets in our portfolio. These loans also help us mitigate our exposure to interest-rate risk, as we can fund these assets with similar indexed liability products available in the marketplace. Core deposits, which tend to be less sensitive to interest rate movements and levels, also help us mitigate the impact of a flatter yield curve, as their costs have not increased much in relation to the 350 basis point increase in the Federal Funds rate since June 2004. However, core deposit growth has been difficult during 2005 as many depositors have shifted into higher yielding certificate accounts in the current rate environment. This has created additional pressure on our net interest margin.

Average Balance Sheets. The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields or costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances, and include non-accrual loans and investments. The yield/cost at December 31, 2005 includes fees that are considered adjustments to yield.

	Year Ended December 31,									At December 31, 2005
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$7,051,371	383,879	5.44%	$6,721,514	343,011	5.10%	$4,917,662	272,687	5.55%	$7,325,719	5.83%
Mortgage-backed securities	1,411,558	59,664	4.23	1,008,800	38,802	3.85	407,012	14,651	3.60	1,556,570	4.55
Stock in FHLB of Chicago	208,734	12,346	5.91	356,435	23,092	6.46	239,206	14,362	6.09	165,663	3.00
Investment securities	438,074	18,077	4.13	358,022	13,233	3.70	293,545	9,904	3.37	475,152	4.17
Interest-bearing deposits and federal funds sold(1)	83,955	4,690	5.59	106,580	3,035	2.85	208,347	4,826	2.30	62,230	3.94

Total interest-earning assets	9,193,692	478,656	5.21	8,551,351	421,173	4.92	6,065,772	316,430	5.22	9,585,334	5.48
Non-interest earning assets	800,980			707,928			403,926			902,172

Total assets	$9,994,672			$9,259,279			$6,469,698			$10,487,504

Liabilities and stockholders’ equity:
Deposits	$5,575,696	108,374	1.94	$5,226,301	73,872	1.41	$3,794,205	61,011	1.61	$5,647,409	2.42
Borrowed funds	2,747,379	103,531	3.77	2,487,727	86,013	3.46	1,626,695	75,941	4.67	3,057,669	4.23
Junior subordinated debentures	36,944	1,992	5.39	—	—	—	—	—	—	67,011	6.05

Total interest-bearing liabilities	8,360,019	213,897	2.56	7,714,028	159,885	2.07	5,420,900	136,952	2.53	8,772,089	3.08
Non-interest bearing deposits	494,239			462,961			328,881			550,094
Other liabilities	178,876			157,828			131,654			187,142

Total liabilities	9,033,134			8,334,817			5,881,435			9,509,325
Stockholders’ equity	961,538			924,462			588,263			978,179

Liabilities and stockholders’ equity	$9,994,672			$9,259,279			$6,469,698			$10,487,504

Net interest income/ interest rate spread		$264,759	2.65%		$261,288	2.85%		$179,478	2.69%		2.39%

Net earning assets/net yield on average interest-earning assets	$833,673		2.88%	$837,323		3.06%	$644,872		2.96%	$813,243

Ratio of interest-earning assets to interest-bearing liabilities		109.97%			110.85%			110.90%		109.27%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

Rate/Volume Analysis. The table below shows the impact of changes in interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense during the periods indicated. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
	(Dollars in thousands)
Change in:
Interest-income:
Loans receivable	$40,868	17,309	23,559	$70,324	93,476	(23,152)
Mortgage-backed securities	20,862	16,719	4,143	24,151	23,081	1,070
Investment securities	4,844	3,185	1,659	3,329	2,320	1,009
Stock in FHLB of Chicago	(10,746)	(8,925)	(1,821)	8,730	7,519	1,211
Interest-bearing deposits and federal funds sold	1,655	(756)	2,411	(1,791)	(2,701)	910

Total interest income	57,483	27,532	29,951	104,743	123,695	(18,952)

Interest-expense:
Deposits	34,502	5,175	29,327	12,861	21,039	(8,178)
Borrowed funds	17,518	9,411	8,107	10,072	33,199	(23,127)
Junior subordinated debentures	1,992	1,992	—	—	—	—

Total interest expense	54,012	16,578	37,434	22,933	54,238	(31,305)

Net change in interest income	$3,471	10,954	(7,483)	$81,810	69,457	12,353

2005 versus 2004. Net interest income increased to $264.8 million in 2005, compared to $261.3 million in 2004, due to an increase in average interest-earning assets of $642.3 million, or 7.5%, to $9.19 billion. Our net interest margin contracted 18 basis points from the previous year to 2.88% in 2005, due to the faster upward repricing of our deposits and borrowed funds than our interest-earning assets in response to the rise in short-term market interest rates and our issuance during 2005 of junior subordinated debentures, which are higher cost than the average rate on our other borrowings. We used the majority of this amount to fund stock repurchases during the year.

Our overall yield on interest-earning assets increased 29 basis points to 5.21% in 2005. We achieved a 34 basis point increase in the yield on our loan portfolio, to 5.44%, as our portfolios of equity lines of credit and commercial business loans adjusted upward in response to the rise in the Prime rate of interest. Similarly, a 38 basis point increase in our mortgage-backed and investment securities portfolio due to new assets purchased at higher rates helped improve our asset yields, although due to their smaller balances, had less of an impact on the average increase. Due to limited growth in our loan portfolio, attributable to slower mortgage production and increased prepayments on mortgage loans and equity lines, we grew our mortgage-backed securities portfolio by an average balance of $402.8 million, while maintaining our interest rate risk objectives. Our overall average asset yield was negatively impacted by the yield reduction in our FHLB of Chicago stock investment, as well as the $147.7 million reduction in the average balance of this investment, as discussed in “Investment Activities” on page 15. We continued in 2005 to reduce our investment in FHLB of Chicago stock to address the concentration in our investment portfolio that resulted from our 2003 acquisitions. Since regulatory considerations has led the FHLB of Chicago to reduce its dividend payable in the first quarter of 2006 to a below market yield, we will likely seek to limit our remaining excess investment when the FHLB of Chicago is permitted by its regulator to resume redemptions.

Our overall cost of interest-bearing liabilities increased 49 basis points to 2.56% in 2005, driven by a 53 basis point increase in our cost of deposits, to 1.94%. Deposits accounted for 66.5% of our funding in 2005. Our deposit costs were impacted by a variety of events, including the sharp upward repricing of maturing certificate of deposit accounts and outstanding money market deposits, slower growth of checking deposits, and a decline in the balance of passbook accounts, which led to a reduction in the percentage of our core deposits to total deposits to 53.4% in 2005, compared to 59.6% in 2004. Similarly, our costs of borrowed funds increased 31 basis points to 3.77% in 2005. In response to our increase in shorter-term interest-earning assets, we have increased our exposure to Prime and LIBOR-indexed borrowed funds, which have repriced upward in response to rising short-term interest rates.

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

During 2004, beginning in the second quarter, the shorter end of the Treasury yield curve began to increase in response to continued strengthening of the U.S. economy, and the commencement of a tightening monetary policy by the Federal Reserve Board, which by year end had increased its target Federal Funds rate 150 basis points from its historic low of 1% that occurred during a good part of 2004. With the cost of core deposits lagging the increase in short-term rates, the Bank was able to benefit from rising asset yields due to increases in the Prime rate, which helped increase its net interest spread and margin.

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

The overall average yield on interest-earning assets decreased 30 basis points to 4.92% in 2004. Although interest rates rose during the second half of 2004, refinance activity continued during the first half of the year and drove average yields lower.

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

The overall cost of interest-bearing liabilities declined 46 basis points to 2.07% for 2004. The cost of deposits dropped 20 basis points, as the Bank’s cost of core deposits were reduced in early 2004 with continued low short-term interest rates, and have not been increased in step with rising short-term rates later in 2004. Due to the increase in monthly floating rate loans many new borrowings in 2004 were shorter-term funding tied to 3-month LIBOR and the Prime rate, which carried interest rates well below the average cost in 2004.

Average interest-bearing liabilities increased $2.29 billion to $7.71 billion in 2004 resulting primarily from a $1.43 billion increase in average deposits related to the acquisitions in 2003. (Average non-interest bearing deposits increased $134.1 million in 2004.) Organic growth accounted for approximately $149.6 million of the increase and was offset by the runoff of $65.0 million of brokered certificates of deposit. The increase in the average balance of borrowed funds of $861.0 million in 2004 was due in part to 2003 acquisitions, although these borrowings were also used to fund a part of the asset growth generated in 2004 primarily from equity lines of credit.

Provision for Loan Losses

We recorded a provision for loan losses and net charge-offs as follows for the three years ended December 31 as shown below:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Provision for loan losses	$1,980	$1,215	$—
Net charge-offs	1,740	812	299
Charge-offs to average loans	.02%	.01%	.01%

In evaluating the adequacy of the allowance for loan losses and determining, if any, the related provision for loan losses shown in the table above, management considers: (1) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (2) specific allocations based upon probable losses identified during the review of the portfolio, (3) delinquency in the portfolio and the composition of non-performing loans, including the percent of non-performing loans with supplemental mortgage insurance, and (4) portfolio concentrations, changes in the size and/or general terms of the loan portfolio and subjective factors, including local and general economic business factors and trends. The table below shows the total allowance for loan losses and selected percentages for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses	$36,495	$36,255	$34,555
Percent of allowance for loan losses to non-performing loans	117.1%	115.2%	105.4%
Percent of allowance for loan losses to loans receivable, exclusive of loans held for sale	.51%	.53%	.54%

Non-interest income

2005 versus 2004. Non-interest income is another significant source of revenue for us. It consists primarily of fees earned on deposit products and services, gains and losses from asset sale activity and income from real estate operations. Non-interest income increased $3.1 million or 4.0% for the year ended December 31, 2005 compared to the year ended December 31, 2004.

The table below shows the composition of non-interest income for the periods indicated.

	Year Ended December 31,			Percentage Increase (Decrease)
	2005	2004	2003	2005	2004
	(Dollar in thousands)
Net gain (loss) on sale and write-down of assets:
Loans receivable	$10,675	9,294	25,948	14.9%	(64.2)
Mortgage-backed securities	—	500	6,006	(100.0)	(91.7)
Investment securities	727	822	(6,943)	(11.6)	111.8
Foreclosed real estate	221	506	365	(56.3)	38.6
Mortgage loan servicing rights	2,400	—	—	—	—
Deposit account service charges	35,193	34,112	24,552	3.2	38.9
Other loan fees	6,303	5,775	4,767	9.1	21.1
Bank-owned life insurance	5,576	3,410	3,201	63.5	6.5
Brokerage and insurance commissions	4,891	4,608	4,054	6.1	13.7
Loan servicing fee (expense)	2,261	1,231	(5,939)	83.7	120.7
Valuation recovery (allowance) on mortgage servicing rights	171	2,072	1,130	(91.7)	(83.4)
Income from real estate operations	2,928	6,657	11,325	(56.0)	(41.2)
Other income:
Safe deposit box fees	899	820	656	9.6	25.0
Title agency fees	386	524	1,329	(26.3)	(60.6)
Assumed premium income	2,346	1,938	1,482	21.1	30.8
Real estate held for investment income(1)	4,150	3,951	328	5.0	NM
Other	2,049	1,834	1,258	11.7	45.8

Total other income	9,830	9,067	5,053	8.4	79.4

Total non-interest income	$81,176	78,054	73,519	4.0%	6.2

(1)	Income from investments in affordable housing properties in Wisconsin.

Loan sale volume dropped to $825.8 million in 2005 compared to $914.1 million in 2004, but our gain on sale of loans increased nearly 15% due to higher loan sale margins, primarily on our equity line of credit sales. During the year we also completed a sale of mortgage servicing rights, representing 21% of our serviced for others portfolio, at a pre-tax gain of $2.4 million.

Gain on investment securities in 2005 resulted primarily from the dissolution of a regional ATM network and the sale of two investments in other equity securities. The gain in 2004 resulted from the sale of certain corporate debt securities that had incurred other-than-temporary impairment write-downs in previous periods at a net gain of $2.7 million that was offset by a $2.0 million other-than-temporary impairment write-down on $8.8 million of Freddie Mac floating rate preferred stock securities.

Assumed premium income, which represents the portion we share of insurance premiums under reinsurance agreements with various PMI companies in return for our assuming part of the risk of loss on credits we originate, increased over 20% due to an increase in the volume of loans originated with PMI that we included in these programs.

Deposit account service charge income increased primarily due to higher fee rates for deposit service charges.

Income earned from bank-owned life insurance increased $2.2 million, or 64%, in 2005, as the result of $35 million of new investments during the year and death benefit proceeds received in the amount of $664,000.

Other loan fee income, which primarily includes late charges, commercial processing fees, equity lines of credit fees and letter of credit fees, was $6.3 million in 2005, an increase of $528,000 over 2004. The increase is due primarily to a higher volume of late charges and commercial processing fees.

Income from real estate operations for the last three years is detailed below by project:

	Year Ended December 31,
	2005		2004		2003
	Lots Sold	Income (Loss)	Lots Sold	Income (Loss)	Lots Sold	Income (Loss)
	(Dollars in thousands)
Springbank of Plainfield	123	$2,335	—	—	—	—
Shenandoah	4	561	126	5,022	196	6,182
Tallgrass of Naperville:
Single-family	—	32	13	1,175	33	2,559
Multi-family and commercial	—	—	1	460	3	2,584

	127	$2,928	140	$6,657	232	$11,325

During 2005, we sold the final lots in Shenandoah and closed on the first lots in the Springbank development. We had originally expected sales of lots in Springbank (Plainfield, IL) to commence in late 2004, but delays in the receipt of necessary municipal approvals delayed improvements and the lot closings in the first phases of our Springbank project did not commence until the fourth quarter of 2005. We expect the profit margin on Springbank lot sales, which will vary for different units in the development, to be lower than in the two prior projects shown. The 2005 income from Shenandoah included a $428,000 gain resulting from the closing out of the project.

2004 versus 2003. Non-interest income increased $4.5 million, or 6.2% for the year ended December 31, 2004 compared to the year ended December 31, 2003.

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

Non-interest expense

The table below shows the composition of non-interest expense for the periods indicated.

	Year Ended December 31,			Percentage Increase (Decrease)
	2005	2004	2003	2005	2004
	(Dollars in thousands)
Compensation	$74,613	74,295	54,344.4%		36.7%
Employee benefits	25,375	23,975	18,116	5.8	32.3

Total compensation and benefits	99,988	98,270	72,460	1.7	35.6

Occupancy expense	21,145	19,717	10,510	7.2	87.6
Furniture, fixture and equipment expense	8,248	8,267	4,900	(.2)	68.7
Advertising and promotion	8,313	9,079	6,466	(8.4)	40.4
Data processing	8,144	8,012	4,255	1.6	88.3
Amortization of core deposit intangibles	2,902	3,002	1,732	(3.3)	73.3
Other expenses:
Professional fees	4,873	4,756	2,468	2.5%	92.7%
Stationery, brochures and supplies	2,811	3,210	2,409	(12.4)	33.3
Postage	2,649	2,810	2,261	(5.7)	24.3
Telephone	1,938	3,200	2,172	(39.4)	47.3
Transaction fraud losses, net	1,941	3,084	1,896	(37.1)	62.7
Correspondent banking services	1,586	1,596	1,186	(.6)	34.6
Title fees, recording fees and credit report expense	2,317	1,937	1,003	19.6	93.1
Security guard expense	1,625	1,464	979	11.0	49.5
Insurance costs	1,829	1,635	914	11.9	78.9
FDIC premiums and OTS assessment	2,332	2,224	1,671	4.9	33.1
Real estate held for investment (1)	3,966	4,215	287	(5.9)	NM
Other	9,467	9,338	4,514	1.4	106.8

Total other expenses	37,334	39,469	21,760	(5.4)	81.4

	$186,074	185,816	122,083.1		52.2

Non-interest expense to average assets	1.86%	2.01	1.89
Efficiency ratio	54.28	54.97	48.08
Average FTEs	2,075	2,088	1,547

(1)	Expenses related to investments in affordable housing properties in Wisconsin.

2005 versus 2004. Our successful cost control efforts during the year held non-interest expenses flat to the prior year. The ratio of non-interest expense to average assets improved to 1.86% in 2005 compared to 2.01% in 2004. This was achieved while operations continued to expand through acquisition (Chesterfield Financial Corp. in October 2004) and three new branch openings in 2005.

Compensation and benefit costs increased only 1.7% in 2005, as our average full-time equivalent number of employees remained flat, and we reduced annual incentive compensation despite adding three new branches during the year.

Our advertising costs were reduced by 8.4% as we changed our marketing initiatives, spending less on new account premiums and channeling those savings into more targeted, rate- driven promotions.

Professional fees increased during 2005 compared to the prior year, reflecting higher costs related to consulting fees for various process improvement initiatives, including an automated work flow system for the mortgage loan division, and for enhancement of our ongoing Bank Secrecy Act/anti-money laundering compliance activities.

Telephone expense decreased year over year due to renegotiation and consolidation of our contract. Reductions in stationery and supplies expenses for 2005 reflect various efficiency and cost-reduction efforts.

2004 versus 2003. Non-interest expense increased $63.7 million or 52.2% for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to the two acquisitions that closed in the second half of 2003.

Compensation and benefit costs increased 35.6% in 2004, as our average full-time equivalent number of employees increased 35%. The reduction of duplicative positions from our acquisitions did not occur until mid-2004. In addition, the opening of four de novo branches in 2003 and three more in 2004 contributed to the increased headcount.

We experienced an 88% increase in our data processing costs as we ran dual data processing operations with St. Francis for nearly half the year, incurred system conversion expenses and installed a second mainframe computer to enhance disaster recovery capabilities. Redundant costs with St. Francis were eliminated in May 2004 upon the completion of our data processing integration.

We also incurred significant costs related to the regulatory requirements of the Sarbanes-Oxley Act. These costs are most notable in the increase in our professional expenses, despite hiring personnel to enhance our internal control structure, which contributed to our higher compensation and benefits expense.

Income Tax Expense

2005 versus 2004. Income tax expense increased to $54.5 million for 2005, compared to $50.8 million for 2004, due to an increase in pre-tax income and to an increase in the Company’s effective tax rate to 34.5% in 2005 compared to 33.3% for 2004. The increase in the effective tax rate in 2005 was primarily due to the resolution of certain prior years’ income tax matters during 2004.

2004 versus 2003. Income tax expense increased to $50.8 million for 2004, compared to $47.5 million for 2003, while the Company’s effective tax rate decreased to 33.3% in 2004 compared to 36.3% for 2003, primarily due to tax benefits from investments in affordable housing projects that were acquired in the St. Francis transaction, and the resolution of certain prior years’ income tax matters.

A reconciliation of the statutory federal income tax rate to the effective tax rate is included in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”

Liquidity and Capital Resources

Our holding company manages liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our real estate operations, and planned repurchases of common stock. Our major sources of liquidity at our holding company are dividends from the Bank, which are subject to regulatory limitations, and to a lesser extent, cash flow from our land development operation. Additionally, we maintain a $60.0 million unsecured line of credit with a Chicago-based commercial bank. See “Business – Borrowed Funds and Junior Subordinated Debentures” on page 16 for more information relating to this bank line of credit.

During 2005, we issued $67.0 million in of junior subordinated debentures in two trust preferred financings. The debentures mature in 30 years and are callable at par in five years at the Company’s option. The Company pays interest on the indebtedness at three-month LIBOR plus 1.75%, for $30.9 million of the debentures and at three-month LIBOR plus 1.40% for $36.1 million of the debentures. The proceeds were used to repay amounts then drawn on the Company’s line of credit. See Note 11 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”

In addition, we maintain an unsecured term loan from an unaffiliated lender, the proceeds of which have been used to fund portions of our acquisitions. In January 2006, we refinanced the term loan and increased the outstanding principal amount to $115.0 million from $63.0 million outstanding at December 31, 2005. We expect to continue increasing the ratio of our debt to equity capital during 2006 with the issuance of additional trust preferred securities as we implement our recently announced 1.7 million share stock repurchase program. See “Business – Borrowed Funds and Junior Subordinated Debentures” on page 16 for more information.

At December 31, 2005 under current OTS regulations, the Bank has $13.9 million of retained earnings available for dividend declarations. During 2005, the Company received $65.0 million in dividends from the Bank.

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

While our scheduled loan and mortgage-backed securities amortization and maturing certificates of deposit are a relatively predictable source of funds, core deposit flows, loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We expect to continue diversifying our funding sources in 2006 through increased use of other wholesale borrowing sources, including reverse repurchase agreements and brokered certificates of deposit.

At December 31, 2005, we have approximately $631 million of potential additional borrowing capacity from the FHLB of Chicago and approximately $753 million of available collateral capacity under our one- to four-family blanket pledge agreement. We also have the ability to pledge other mortgage-backed and investment securities, as well as certain multi-family mortgage loans. Additional borrowings from the FHLB of Chicago are subject to the Bank’s compliance underwriting, collateral, capital stock and other policies set forth in the FHLB of Chicago credit guide at the time of the borrowing request. In addition, we have $80 million of various short-term lines of credit with two other commercial banks. We also have additional capacity to obtain other borrowings through the pledge of investment or mortgage-backed securities.

Contractual Obligations and Commitments and Contingencies

Through the normal course of business we enter into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through deposits or borrowings. We generally renew a large percentage of our certificates of deposit, upon maturity, as certificates of deposit are primarily retail oriented accounts rather than more rate-sensitive brokered certificates. As such, the scheduled $2.19 billion of maturing certificates of deposit in 2006 are not expected to put a burden on our cash needs. We have the ability to refinance any advance coming due with the FHLB of Chicago advances, which it will normally do in the normal course of business if its loan portfolio is growing and out pacing deposit growth. Should our loan portfolio growth be slower, due to prepayments in its loan portfolio, we may have adequate liquidity to repay our maturing advances.

Contractual Obligations. The following table shows our contractual obligations coming due in the periods indicated at December 31, 2005:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificates of deposit	$2,885,998	2,194,188	602,223	78,153	11,434
FHLB of Chicago advances	2,471,000	660,000	1,580,000	231,000	—
Unsecured bank term loan	63,000	7,000	14,000	14,000	28,000
Other borrowings	523,379	248,379	25,000	250,000	—
Junior subordinated debentures	67,011	—	—	—	67,011
Purchase obligations	15,910	13,014	2,860	36	—
Real estate development contracts(1)	21,286	21,286	—	—	—
Post retirement benefit plans	5,262	64	447	751	4,000
Operating leases	54,047	5,199	13,306	7,822	27,720

Total	$6,106,893	3,149,130	2,237,836	581,762	138,165

(1)	Reflects contractual obligations to purchase land and pending contractual commitments for improvements. This figure does not include estimated development costs not under contract, currently estimated at $89.8 million for existing real estate development projects, the majority of which relates to Springbank.

Purchase obligations reflect payment obligations under agreements to purchase goods or services in determinable amounts at fixed prices that are enforceable and legally binding on the Company. At December 31, 2005, they include items such as service agreements, employment agreements, maintenance contracts, software licensing agreements and contracts for data processing and services.

Real estate development costs have been funded primarily out of proceeds from sales of previously developed lots, and when sales have not generated sufficient cash flow, funding is supported by additional capital investments from the holding company. It is currently anticipated that we will be required to supplement the cash flow from the sales of developed lots in inventory with capital from the holding company. Real estate development costs shown in the table above include $15.5 million related to binding land purchase contracts, including $12.6 million related to land being acquired for potential future projects.

Post retirement benefits include benefits for certain employees and/or directors under the Company’s Supplemental Executive Retirement Plan and Long-Term Medical Plan.

Commitments and Contingencies. The following table shows certain off-balance sheet commitments and contingencies of the Company and the Bank as of December 31, 2005:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family mortgage commitments	$576,005	576,005	—	—	—
Equity line and equity loan commitments	104,589	104,589	—	—	—
Unused portion of equity lines of credit	1,114,333	1,114,333	—	—	—
Commitments to sell one- to four-family mortgage and equity loans	74,180	74,180	—	—	—
Commercial business lines	303,745	206,543	69,876	17,977	9,349
Letters of credit(1)	102,225	32,332	51,299	6,659	11,935
Commercial business loan commitments	76,627	76,627	—	—	—
Contingent liability under recourse provisions(2)	79,792	79,792	—	—	—

Total	$2,431,496	2,264,401	121,175	24,636	21,284

(1)	Letters of Credit include $24.1 million related to land development projects.
(2)	Amounts are shown based on time to maturity for amounts if used. Reflects the maximum amount of potential liability for credit losses at December 31, 2005 that we have retained relating to an aggregate $968.9 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in the Bank’s captive reinsurance subsidiary and have a contingent liability under these provisions of $79.8 million. Our loss experience to date under such recourse provisions has been immaterial.

At December 31, 2005, we have approximately $246.0 million of cash and liquidity, $74.2 million of commitments to sell loans and significant additional borrowing capacity from the FHLB of Chicago and other wholesale borrowing sources. These sources are also available for the funding of unused equity lines of credit. However, we do not expect all of these lines to be used based on historical levels of total line usage by its customers. Recourse provisions include credit risk related to $34.3 million of loans sold with recourse to investors, $14.0 million of credit risk relating to loans sold to the MPF program and $31.5 million of credit risk related to loans with private mortgage insurance in force in our captive reinsurance subsidiary.

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

Recent Accounting Standards

Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 — Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” and the effect of changes in market or economic conditions on the adequacy of disclosures including the aggregation of loan products which may constitute a concentration of credit risk under existing accounting literature. According to this FSP, a review of the adequacy of disclosures for loan products offered is required, noting the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest-only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types that may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. We have evaluated the impact of this FSP and provided disclosures are consistent with the objectives of the FSP.

Other-Than-Temporary Impairment. FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “ Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could reduce the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized at acquisition for those loans that qualify under the scope of SOP 03-3. Subsequent to the initial acquisition, increases in expected cash flows generally would be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows would be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. We will apply this SOP for prospective acquisitions and do not anticipate the Elgin Financial acquisition and any related adjustments to the allowance for loan losses to have a material effect on the operating results of the Company.

Stock Based Compensation. In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires that stock option awards, as well as other equity based compensation, be recognized as compensation expense in the income statement based on their fair values determined at the date of the grant. Under SEC guidance, the applicable effective date of SFAS No. 123R is the beginning of the next fiscal year after June 15, 2005. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements based on the time of vesting beginning with the effective date, under the requirements of SFAS No. 123R for all share-based payments granted after that date and under the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that vest after the effective date.

The Company adopted SFAS No. 123R effective January 1, 2006 using the “modified prospective” method and plans to use the Black-Scholes option valuation model. Adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Based on stock options granted through December 31, 2005, the Company expects that the adoption of SFAS No. 123R on January 1, 2006, will have minimal impact for 2006. We will incur compensation expense to the extent that additional stock option awards are made. Future levels of compensation cost recognized related to share-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications and cancellations of existing awards before and after the adoption of this standard. Had the Company adopted stock option expensing in prior periods, the impact would have approximated that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share in Note 1, “Summary of Accounting Policies,” of this Form 10-K. See Note 1 for the pro forma impact in 2005, 2004 and 2003.

For additional information regarding the Company’s stock-based compensation plans, refer to Note 16, “Officer, Director and Employee Benefit Plans,” of this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk. Our primary market risk is considered to be interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen on our interest-earning and interest-bearing liabilities due to the exercise of options. The most common of these is prepayment options on mortgage loan assets, and put options on wholesale borrowings or jump-rate features in our certificates of deposits. Management’s goal, through policies established by the Asset/Liability Management Committee of the Board of Directors (ALCO), is to maximize net interest income, while managing our balance sheet within the established interest rate risk policy limits prescribed by the ALCO.

We use a variety of measurement and modeling techniques that estimate the impact of future movements in interest rates on the net interest income of our Company. Generally, we measure the impact via parallel movements in interest rates in 100 basis point increments over a one-year time horizon, although we also model other scenarios, such as ramps and rotations of the Treasury yield curve.

One of the techniques used in measuring the sensitivity of net interest income to changes in interest rates is interest rate sensitivity (static) gap analysis. The static gap is the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time. We utilize our static gap analysis as means of managing our interest rate risk at the cumulative one-year time horizon. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instruments on the Company’s balance sheet. These include prepayment assumptions on real estate loans, and mortgage-backed securities, call options embedded in investment securities, and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on our balance sheet, certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For instance, while we model expected loan prepayments in our static gap analysis, actual customer behavior may prove to be much different. Changes in interest rates may impact cash flow on a lag basis, or lead future interest rate movements, and our expected lives of our non-maturity core deposit accounts may not prove to be as long-term as we assume them to be in our gap analysis. However, we still believe static gap analysis remains a useful tool for us to help manage our interest rate risk.

Generally, a positive one-year gap, where more interest-earning assets are repricing or maturing during one-year period than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive one-year gap would likely result in an improvement in net interest income. Our goal is to maintain our cumulative one-year gap within the range of (15)% to 15%, although we will begin to adjust our ALCO strategies in our interest-sensitive portfolios, if the gap exceeds (10)% to 10%, recognizing that changes in ALCO strategies made by management take some time to impact our overall static gap position. Our loan portfolio tends to have the most impact on the movement in our static gap the most over a range of changing interest rates, due to the predominance of one- to four-family mortgage loans that allow the customer to prepay without penalty. We have mitigated the impact one- to four-family loans can have on our gap by 1) reducing their concentration as a percentage of our overall loan portfolio, 2) limiting our exposure to long-term fixed-rate mortgage loans, and 3) expanding our equity line of credit and business loan portfolios, that generally carry more frequent interest rate adjustments, adjustable rates and/or shorter maturities.

Currently we do not use derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments, to manage our interest rate risk, or periodic net interest income. We do use forward commitments with the GSEs and other investors when selling our loan production originated for sale.

The following tables set forth the scheduled repricing or maturity of the Bank’s assets and liabilities at December 31, 2005 and 2004. Prepayment assumptions on loans receivable are based on internal models developed from our actual prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market expectations. During 2005, we concluded an analysis of actual decay rates in our core deposit portfolios (passbooks, interest-bearing checking accounts and money market accounts) over the prior five year period and our December 31, 2005 analysis below uses withdrawal rates based on this analysis of our own experience. Previously, we had used the annual withdrawal assumptions used by the Office of Thrift Supervision with respect to interest-bearing checking and passbook accounts.

	At December 31, 2005
	< 1/2 Yr.	1/2 - 1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$32,099	—	1,675	3,857	76,851	114,482
Loans receivable	2,298,641	683,483	2,580,697	1,311,617	336,799	7,211,237
Mortgage-backed securities	153,300	135,421	387,877	311,622	568,350	1,556,570
Investment securities	134,534	36,530	189,593	98,164	16,331	475,152
Stock in FHLB of Chicago	165,663	—	—	—	—	165,663
Interest-bearing deposits	38,491	—	—	—	—	38,491
Federal funds sold	23,739	—	—	—	—	23,739

Total interest-earning assets	2,846,467	855,434	3,159,842	1,725,260	998,331	9,585,334
Impact of hedging activities(1)	82,383	—	(1,675)	(3,857)	(76,851)	—

Total net interest-earning assets, adjusted for impact of hedging activities	2,928,850	855,434	3,158,167	1,721,403	921,480	9,585,334

Interest-bearing liabilities:
Interest-bearing checking accounts	24,492	27,838	100,170	83,925	579,962	816,387
Money market accounts	32,990	26,334	70,495	87,308	458,217	675,344
Passbook accounts	67,367	59,374	185,862	160,361	795,716	1,268,680
Certificate accounts	1,258,589	936,043	602,663	78,269	11,434	2,886,998
FHLB advances	585,290	250,000	1,480,000	156,000	—	2,471,290
Other borrowings	585,863	82	66	—	368	586,379
Junior subordinated debentures	67,011	—	—	—	—	67,011

Total interest-bearing liabilities	2,621,602	1,299,671	2,439,256	565,863	1,845,697	8,772,089

Interest sensitivity gap	$307,248	(444,237)	718,911	1,155,540	(924,217)	813,245

Cumulative gap	$307,248	(136,989)	581,922	1,737,462	813,245

Cumulative gap as a percentage of total assets	2.93%	(1.31)	5.55	16.57	7.75
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	111.72%	96.51	109.15	125.08	109.27

(1)	Represents forward commitments to sell mortgage loans.

	At December 31, 2004
	< 1/2 Yr.	1/2 - 1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$—	—	—	1,889	37,632	39,521
Loans receivable	2,256,709	591,340	1,890,590	1,602,719	537,156	6,878,514
Mortgage-backed securities	141,764	111,387	282,062	227,653	430,323	1,193,189
Investment securities	111,238	656	137,166	126,577	13,322	388,959
Stock in FHLB of Chicago	278,916	—	—	—	—	278,916
Interest-bearing deposits	37,698	—	—	—	—	37,698
Federal funds sold	42,854	—	—	—	—	42,854

Total interest-earning assets	2,869,179	703,383	2,309,818	1,958,838	1,018,433	8,859,651
Impact of hedging activities(1)	39,521	—	—	(1,889)	(37,632)	—

Total net interest-earning assets, adjusted for impact of hedging activities	2,908,700	703,383	2,309,818	1,956,949	980,801	8,859,651
Interest-bearing liabilities:
Interest-bearing checking accounts	82,620	75,598	276,688	171,873	365,230	972,009
Money market accounts	676,317	—	—	—	—	676,317
Passbook accounts	118,923	108,815	398,263	247,391	525,707	1,399,099
Certificate accounts	961,579	708,332	604,449	110,502	13,603	2,398,465
FHLB advances	477,869	391,846	845,290	450,000	30,000	2,195,005
Other borrowings	395,057	104	10,214	33	254	405,662

Total interest-bearing liabilities	2,712,365	1,284,695	2,134,904	979,799	934,794	8,046,557

Interest sensitivity gap	$196,335	(581,312)	174,914	977,150	46,007	813,094

Cumulative gap	$196,335	(384,977)	(210,063)	767,087	813,094

Cumulative gap as a percentage of total assets	2.03%	(3.98)	(2.17)	7.92	8.40
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	107.24%	90.37	96.57	110.79	110.10

(1)	Represents forward commitments to sell mortgage loans.

Our cumulative one-year gap at December 31, 2005 is (1.31)%, compared to (3.98)% one-year gap at December 31, 2004. Because we changed core deposit withdrawal rate assumptions, our one-year static gap is less negative than it would have been, as our actual decay rates proved to be much slower than the previously used OTS assumptions. Had we used the OTS decay rate assumptions for interest-bearing checking and passbooks for 2005, our one-year cumulative gap would have been (8.71)%. Our negative gap which indicates that if interest rates rose, without us making any additional managerial decisions regarding our ALCO strategy, our net interest margin would decline modestly over the next 12 months. To maintain our gap within policy limits, we intend to continue to control our extension risk by limiting our investment in long-term mortgage loans and expanding our short-term interest sensitive equity lines of credit and business loan portfolios.

In addition to static gap analysis, we model the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a 12-month horizon. These models are more robust than our static gap analysis, in that we are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments. This includes adjusting anticipated prepayments, analyzing put and call exercises, changing expected business volumes and mix (such as the mix in loan originations between ARMs and fixed-rate), as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in Treasury rates. We compare these results to our results assuming flat interest rates. Our modeling as of December 31, 2005 indicates that net interest income would decrease by approximately 2.1% if interest rates rose 100 basis points instantaneously, while if rates instantaneously fell by 100 basis points, net interest income would increase by approximately 1.3%.

A third measurement of our interest rate risk we use is Net Portfolio Value Analysis. Under OTS Thrift Bulletin 13a, we are required to measure our interest rate risk assuming various increases and decreases in general interest rates, and their effect on our market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value (“NPV”), (including limits regarding the change in net interest income discussed above), across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. At December 31, 2005 and 2004, the Bank was well within the Board approved limits. NPV is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items, including a core deposit intangible on the Bank’s core deposit balances.

Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in the NPV of our cash flows from interest sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging from 100 to 200 basis points. We use a 200 basis point movement up or down as our means of measuring overall NPV interest-rate risk. (For 2004, a 200 basis points decline was not meaningful due to historically low interest rates). The table below shows the change in NPV applying various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2005 and 2004.

Change in Interest Rate	Estimated NPV		Estimated Increase (Decrease) in NPV		Percentage Increase (Decrease) in NPV
	2005	2004	2005	2004	2005	2004
	(Dollars in thousands)
200 basis point rise	$844,802	908,356	(187,364)	(114,270)	(18)%	(11)
100 basis point rise	944,507	980,829	(87,660)	(41,796)	(8)	(4)
Base scenario	1,032,166	1,022,626	—	—	—	—
100 basis point decline	1,060,522	994,350	28,356	(28,275)	3	(3)
200 basis point decline	1,016,912	N/A	(15,254)	N/A	(1)	N/A

Our decline in NPV assuming an up 200 basis point shock in interest rates is slightly higher in our analysis for 2005 than for 2004. Although long-term interest rates were very similar at the end of 2005 as they were at the end of 2004, we are modeling lower expected prepayments at the end of 2005 when compared to 2004, which moderates our NPV decline when interest rates rise, as our loans have already extended in duration. The rise in short-term rates helped increase our base NPV at the end of 2005 compared to 2004 due to an increase in the value of off-balance sheet core deposit values. However, the increase in the value of these core deposits if rates rise an additional 200 basis points is slower in our 2005 analysis, which leads to a larger reduction in our up 200 basis point NPV analysis, due to the greater chance of disintermediation out of these portfolios. The moderate declines in our NPV in the up 200 scenario reflects our continued strategy of limiting duration in our loan portfolio by emphasizing short-term hybrid ARM mortgages, and equity lines and commercial loans tied to Prime, while matching these with similar indexed borrowings, term certificates of deposits, and a stable portfolio of core deposits.

Item 8. Financial Statements and Supplementary Data

Report of Management Regarding Internal Control Over Financial Reporting

Management of MAF Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Allen H. Koranda Chairman and Chief Executive Officer	Jerry A. Weberling Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

MAF Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report of Management Regarding Internal Control Over Financial Reporting, that MAF Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

March 13, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

MAF Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of MAF Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 13, 2006

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$183,799	148,055
Interest-bearing deposits	38,491	56,089
Federal funds sold	23,739	42,854

Total cash and cash equivalents	246,029	246,998
Investment securities available for sale, at fair value	475,152	388,959
Stock in Federal Home Loan Bank of Chicago, at cost	165,663	278,916
Mortgage-backed securities available for sale, at fair value	1,313,409	948,168
Mortgage-backed securities held to maturity (fair value $237,489 and $244,615)	243,161	245,021
Loans receivable held for sale	114,482	39,521
Loans receivable, net	7,211,237	6,878,514
Allowance for loan losses	(36,495)	(36,255)

Loans receivable, net of allowance for loan losses	7,174,742	6,842,259

Accrued interest receivable	44,339	34,888
Foreclosed real estate	789	1,487
Real estate held for development or sale	50,066	35,091
Premises and equipment, net	149,312	140,898
Bank-owned life insurance	107,253	67,620
Other assets	68,685	67,629
Goodwill	304,251	305,166
Intangibles, net	30,171	38,763

Total assets	$10,487,504	9,681,384

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$6,197,503	5,935,708
Borrowed funds	3,057,669	2,600,667
Junior subordinated debentures	67,011	—
Advances by borrowers for taxes and insurance	45,115	43,285
Accrued expenses and other liabilities	142,027	127,338

Total liabilities	9,509,325	8,706,998
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,634,642 shares issued; 32,066,721 and 33,273,235 shares outstanding	336	336
Additional paid-in capital	527,131	522,047
Retained earnings, substantially restricted	537,140	468,408
Accumulated other comprehensive loss, net of tax	(19,391)	(1,676)
Stock in Gain Deferral Plan; 245,467 shares at December 31, 2004	—	1,211
Treasury stock, at cost; 1,567,921 and 361,407 shares	(67,037)	(15,940)

Total stockholders’ equity	978,179	974,386

	$10,487,504	9,681,384

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except share data)
Interest income:
Loans receivable	$383,879	343,011	272,687
Mortgage-backed securities available for sale	47,961	35,465	14,651
Mortgage-backed securities held to maturity	11,703	3,337	—
Federal Home Loan Bank of Chicago stock	12,346	23,092	14,362
Investment securities available for sale	18,077	13,233	9,904
Interest-bearing deposits and federal funds sold	4,690	3,035	4,826

Total interest income	478,656	421,173	316,430
Interest expense:
Deposits	108,374	73,872	61,011
Borrowed funds	103,531	86,013	75,941
Junior subordinated debentures	1,992	—	—

Total interest expense	213,897	159,885	136,952

Net interest income	264,759	261,288	179,478
Provision for loan losses	1,980	1,215	—

Net interest income after provision for loan losses	262,779	260,073	179,478
Non-interest income:
Net gain (loss) on sale and write-down of:
Loans receivable	10,675	9,294	25,948
Mortgage-backed securities	—	500	6,006
Investment securities	727	822	(6,943)
Foreclosed real estate	221	506	365
Mortgage loan servicing rights	2,400	—	—
Deposit account service charges	35,193	34,112	24,552
Other loan fees	6,303	5,775	4,767
Bank-owned life insurance	5,576	3,410	3,201
Brokerage and insurance commissions	4,891	4,608	4,054
Loan servicing fee income (expense)	2,261	1,231	(5,939)
Valuation recovery on mortgage servicing rights	171	2,072	1,130
Income from real estate operations	2,928	6,657	11,325
Other	9,830	9,067	5,053

Total non-interest income	81,176	78,054	73,519
Non-interest expense:
Compensation and benefits	99,988	98,270	72,460
Office occupancy and equipment	29,393	27,984	15,410
Advertising and promotion	8,313	9,079	6,466
Data processing	8,144	8,012	4,255
Amortization of core deposit intangibles	2,902	3,002	1,732
Other	37,334	39,469	21,760

Total non-interest expense	186,074	185,816	122,083

Income before income taxes	157,881	152,311	130,914
Income taxes	54,528	50,789	47,481

Net income	$103,353	101,522	83,433

Basic earnings per share	$3.20	3.09	3.35
Diluted earnings per share	$3.13	3.01	3.26

Average common and common equivalent shares outstanding:
Basic	32,307,390	32,897,164	24,920,150
Diluted	32,983,962	33,706,569	25,592,745

Dividends declared per common share	$.92	.84	.72

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock	Additional paid-in capital	Retained earnings	Gain Deferral Plan	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(Dollars in thousands)
Balance at December 31, 2002	$254	204,710	342,790	851	4,819	(51,966)	501,458

Comprehensive income:
Net income	—	—	83,433	—	—	—	83,433
Other comprehensive income, net of tax:
Unrealized holding loss during the year	—	—	—	—	(3,307)	—	(3,307)
Reclassification adjustment of losses included in net income	—	—	—	—	597	—	597

Total comprehensive income	—	—	83,433	—	(2,710)	—	80,723

Exercise of 313,344 stock options and reissuance of treasury stock	—	—	(4,903)	—	—	9,017	4,114
Allocation of 33,896 treasury shares to deferred compensation plan	—	—	—	—	—	820	820
Issuance of 2,826,109 and 7,489,043 shares for acquisition of Fidelity Bancorp and St. Francis Bancorp, respectively, and conversion of acquired entities stock options	77	289,577	—	—	—	73,074	362,728
Purchase of 805,000 shares of treasury stock	—	—	—	—	—	(30,945)	(30,945)
Tax benefits from stock-related compensation	—	1,460	—	—	—	—	1,460
Cash dividends declared, $0.72 per share	—	—	(18,926)	—	—	—	(18,926)
Dividends paid to Gain Deferral Plan	—	—	8	164	—	—	172

Balance at December 31, 2003	331	495,747	402,402	1,015	2,109	—	901,604

Comprehensive income:
Net income	—	—	101,522	—	—	—	101,522
Other comprehensive income, net of tax:
Unrealized holding loss during the year	—	—	—	—	(2,904)	—	(2,904)
Reclassification adjustment of gains included in net income	—	—	—	—	(881)	—	(881)

Total comprehensive income	—	—	101,522	—	(3,785)	—	97,737

Exercise of 425,282 stock options and reissuance of treasury stock	—	1,162	(7,849)	—	—	13,711	7,024
Issuance of 981,467 shares for acquisition of Chesterfield Financial Corp.	5	23,114	—	—	—	19,523	42,642
Purchase of 1,151,000 shares of treasury stock	—	—	—	—	—	(49,174)	(49,174)
Tax benefits from stock-related compensation	—	2,024	—	—	—	—	2,024
Cash dividends declared, $0.84 per share	—	—	(27,668)	—	—	—	(27,668)
Dividends paid to Gain Deferral Plan	—	—	1	196	—	—	197

Balance at December 31, 2004	336	522,047	468,408	1,211	(1,676)	(15,940)	974,386

Comprehensive income:
Net income	—	—	103,353	—	—	—	103,353
Other comprehensive income, net of tax:
Unrealized holding loss during the year	—	—	—	—	(17,239)	—	(17,239)
Reclassification adjustment of gains included in net income	—	—	—	—	(476)	—	(476)

Total comprehensive income	—	—	103,353	—	(17,715)	—	85,638

Exercise of 267,423 stock options and reissuance of treasury stock from option exercise and 4,930 shares from restricted stock unit awards	—	—	(6,209)	—	—	9,684	3,475
Purchase of 1,342,500 shares of treasury stock	—	—	—	—	—	(56,826)	(56,826)
Tax benefits from stock-related compensation	—	1,137	—	—	—	—	1,137
Cash dividends declared, $0.92 per share	—	—	(29,623)	—	—	—	(29,623)
Distribution of Gain Deferral Plan shares	—	3,947	1,262	(1,262)	—	(3,955)	(8)
Dividends paid to Gain Deferral Plan	—	—	(51)	51	—	—	—

Balance at December 31, 2005	$336	527,131	537,140	—	(19,391)	(67,037)	978,179

See accompanying Notes to Consolidated Financial Statements.

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating activities:
Net income	$103,353	101,522	83,433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and deferred loan fees	(4,323)	(15,938)	(13,841)
Provision for loan losses	1,980	1,215	—
FHLB of Chicago stock dividends	(12,300)	(23,141)	(16,432)
Net gain on sale of loans receivable	(10,675)	(9,294)	(25,948)
Net gain on sale of mortgage servicing rights	(2,400)	—	—
Net gain on sale of investment and mortgage-backed securities	(727)	(3,310)	(9,125)
Other than temporary impairment write-down on investment securities	—	1,988	10,062
Net gain on real estate held for development or sale	(2,928)	(6,657)	(11,325)
Amortization of mortgage servicing rights, net	6,870	6,010	11,792
Depreciation and amortization	15,058	13,666	8,163
Amortization of core deposit intangibles	2,902	3,002	1,732
Deferred income tax expense (benefit)	(136)	7,468	6,432
Increase (decrease) in accrued interest receivable	(9,451)	(3,720)	5,950
Net increase (decrease) in bank-owned life insurance	(4,633)	(3,410)	(3,201)
Net increase (decrease) in other assets and liabilities, net of effects from acquisitions	22,584	8,925	14,249
Loans originated and purchased for sale	(792,991)	(909,291)	(1,640,055)
Sale of loans originated and purchased for sale	834,429	919,743	1,783,732

Net cash provided by operating activities	146,612	88,778	205,618

Investing activities:
Loans originated and purchased for investment	(3,190,244)	(3,313,955)	(3,372,494)
Principal repayments on loans receivable	2,710,823	2,685,375	2,908,791
Principal repayments on mortgage-backed securities	322,387	278,184	242,594
Proceeds from maturities of investment securities available for sale	39,587	90,741	106,157
Proceeds from sale of:
Investment securities available for sale	16,174	48,551	53,218
Mortgage-backed securities available for sale	—	34,470	258,956
Real estate held for development or sale	16,692	21,737	34,392
Stock in Federal Home Loan Bank of Chicago	125,553	130,954	—
Purchases of:
Investment securities available for sale	(145,806)	(153,650)	(142,845)
Mortgage-backed securities available for sale	(675,323)	(252,983)	(224,296)
Stock in Federal Home Loan Bank of Chicago	—	—	(30,000)
Bank-owned life insurance	(35,000)	(15,000)	—
Real estate held for development or sale	(25,611)	(10,257)	(30,833)
Premises and equipment	(18,868)	(23,361)	(21,905)
Proceeds from acquisitions, net of cash paid	—	80,373	7,484

Net cash used in investing activities	(859,636)	(398,821)	(210,781)

Financing Activities:
Proceeds from:
FHLB of Chicago advances	1,576,000	1,207,500	430,000
Issuance of junior subordinated debentures	67,011	—	—
Unsecured bank term loan	—	25,000	—
Unsecured line of credit	30,000	17,000	20,000
Reverse repurchase agreements	200,000	250,000	—
Repayments of:
FHLB of Chicago advances	(1,293,125)	(1,123,750)	(391,021)
Unsecured bank term loan	(7,000)	—	(6,000)
Unsecured line of credit	(40,000)	(17,000)	(10,000)
Reverse repurchase agreements	—	(55,000)	—
Net increase (decrease) in:
Deposits	261,795	88,640	17,724
Other short-term borrowings	(2,283)	9,685	(43,197)
Advances by borrowers for taxes and insurance	1,830	1,030	(10,539)

MAF Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - (Continued)

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Proceeds from exercise of stock options	3,910	7,559	4,718
Purchase of treasury stock	(56,826)	(49,174)	(30,945)
Cash dividends paid	(29,257)	(26,411)	(16,295)

Net cash provided by (used in) financing activities	712,055	335,079	(35,555)

Increase (decrease) in cash and cash equivalents	(969)	25,036	(40,718)
Cash and cash equivalents at beginning of year	246,998	221,962	262,680

Cash and cash equivalents at end of year	$246,029	246,998	221,962

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$201,758	140,769	131,497
Income taxes	46,579	16,419	49,431
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	2,206	3,801	6,106
Loans receivable transferred to held for sale	107,905	—	—
Loans receivable swapped into mortgage-backed securities	42,623	301,750	162,164
Treasury stock received for withholding tax liability related to stock option exercises (10,411, 12,224, and 15,893 shares)	444	536	605
Treasury stock received for stock option exercises (36,149, 34,143 and 30,466 shares)	1,547	1,508	1,216

Acquisitions:
Assets acquired	—	352,126	2,856,688
Common stock issued	—	42,642	362,728

Cash paid	—	(80,034)	—
Cash acquired	—	160,407	10,167

Net cash received from acquisitions	—	80,373	10,167

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

Use of Estimates. The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (GAAP). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Statement of Cash Flows. Cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

Restrictions on Cash. Based on the types and amounts of deposits received, the Bank maintains vault cash and non-interest bearing cash balances in accordance with Federal Reserve Bank reserve requirements. The Bank’s reserve requirements of $21.7 million at December 31, 2005 and $15.9 million at December 31, 2004 were met with funds on deposit in a pass-through account at the Federal Home Loan Bank of Chicago as well as vault cash on hand and in the branches.

The Bank is also required to keep a compensating balance based on the average daily remittance of checks issued for daily operating activities with a third party. This balance was $10.9 million at December 31, 2005 and $16.8 million at December 31, 2004.

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

Interest and dividends on investments and mortgage-backed securities, including amortization of premiums, discounts, and purchase accounting adjustments to the earlier of call or maturity, or in the case of mortgage-related securities, over the estimated life of the security using the level-yield method are included in interest income. Gains and losses on sales of investment securities, mortgage-backed securities, and equity securities are determined using the specific identification method.

The Bank executes “swap” transactions with the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to exchange whole mortgage loans originated by the Bank for mortgage-backed securities guaranteed by the agencies, for which the Bank pays a guarantee fee.

Bank-Owned Life Insurance (“BOLI”)-BOLI represents life insurance policies on the lives of certain Company officers and employees for which we are the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Condition at their cash surrender value, the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income in the consolidated statements of operations in non-interest income and is not subject to income taxes.

Loans receivable held for sale. The Bank sells, generally without recourse, whole loans and participation interests in mortgage loans and home equity lines of credit that it originates primarily to GSEs such as Fannie Mae and Freddie Mac and to a lesser extent, private investors. The Bank sells various loans, with recourse, to the Federal Home Loan Bank Mortgage Partnership Program (“MPF”) and

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

to a lesser extent, other investors in which it retains a limited and specified level of credit risk. Loans originated are identified as either held for investment or sale upon origination. Loans which the Bank intends to sell before maturity are classified as held for sale, and are carried at the lower of cost, adjusted for applicable deferred loan fees or costs, or estimated market value, in the aggregate.

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

Interest is recognized on an accrual basis. Loan fees and certain direct loan origination costs are deferred at origination, and the net deferred fee or cost is amortized into interest income using the level-yield method over the contractual life of the loans. Discounts on loans receivable are amortized to interest income using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Purchase accounting premiums or discounts are amortized into interest income over the contractual term of loans receivable acquired, adjusted for anticipated prepayments, using the level-yield method.

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

The Bank considers a loan impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. For loans which are not individually significant (i.e. loans under $1.0 million) and represent a homogeneous population, the Bank evaluates impairment collectively based on management reports on the volume and extent of delinquencies, as well as historical loss experience for these types of loans. The Bank uses this criteria on one- to four-family residential loans, consumer loans, smaller multi-family residential loans and land loans. Impairment for loans considered individually significant, as well as commercial real estate and commercial business loans, are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Charge-offs of principal occur when a loss has deemed to have occurred as a result of the book value exceeding the fair value or net realizable value.

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

Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of carrying value or fair value less the estimated cost to dispose at the date of foreclosure, establishing a new cost basis. Management periodically performs valuations and an allowance for loss is established if the carrying value of a property exceeds its estimated fair value less

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

cost to dispose. At December 31, 2005 and 2004 all foreclosed real estate properties are one- to four-family residences.

Real Estate Held for Development or Sale. Real estate properties held for development or sale, are carried at the lower of cost, including capitalized holding costs, or net realizable value. Gains and losses on individual lot sales in a particular development are based on cash received less the estimated cost of sales per lot. Cost of sales per lot is calculated as the current investment in the particular development unit plus anticipated costs to complete the development unit, which includes capitalized interest, divided by the total number of lots to be sold in the unit. Periodic reviews are made as to a development’s estimated costs to complete. The change in lot sale profits on past sales that results from changes in estimated costs is recognized in the period of change as either a charge or an addition to income from real estate operations. Included in earnings is a calculation of interest income, which is recognized as a contra expense, representing the interest cost for funds that would normally be invested in interest-earning assets, but is instead consumed as capital in developing a land development project. This interest cost is included in the total cost of the project.

Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Purchase of premises and equipment are recorded at market value for business acquisitions. Buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the life of the leasehold improvement or the term of the related lease. Maintenance and repairs are charged to expense as incurred.

Affordable Housing Investments. Affordable housing investments included in other assets represent multi-family rental properties (affordable housing projects) in which a subsidiary of the Company has investor interests, generally 99%. The financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company’s financial statements. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. The operations of the properties tend to generate an aggregate net loss before income taxes, but contribute income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years and reduce the consolidated federal tax liability of the Company. The Company is obligated to keep the projects’ low-rent structure in place for a period of time after the ten-year tax credit period.

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

Goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

the period of impairment. No impairment was identified as a result of the Company’s annual analysis in May 2005 or 2004.

Mortgage Servicing Rights. Mortgage servicing rights are initially capitalized upon acquisition, at fair value, and are subsequently amortized over the estimated life of the loan servicing income stream, using the level-yield method. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold to a third party. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold. The estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and escrow funds with the Bank for the payment of taxes and insurance. The balance of mortgage servicing rights is included in the consolidated statement of financial condition in intangible assets. The Bank conducts periodic impairment analyses by evaluating the present value of the future economic benefit to be derived from the servicing rights using current information regarding interest rates, prepayment assumptions, ancillary income, and the cost to service such loans. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The Bank stratifies loans by interest rate, maturity, and whether the loans are fixed or adjustable rate. A valuation allowance is recognized in the amount by which the capitalized servicing rights for a specific stratum exceeds its estimated fair value.

Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return, except for MAF Realty Co., L.L.C.- IV, a REIT, which is required to file a separate federal income tax return. The provision for income taxes is based upon net income in the consolidated financial statements, rather than amounts reported on the Company’s tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to “temporary differences.” Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not more likely than not to be realized, a valuation allowance shall be established against such asset.

Derivative Financial Instruments. The Company utilizes forward commitments to sell mortgage loans as part of its mortgage loan origination hedging strategy. Loan commitments and forward sales are accounted for as derivative instruments with adjustments included in earnings as a component of gain on sale of loans at each period end. All derivatives are recognized on the consolidated statement of financial condition at their fair value.

Comprehensive Income. Comprehensive income includes net income plus other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. The Company reports comprehensive income in its consolidated statement of changes in stockholders’ equity.

Segments. The Company uses the management approach for determining segment reporting. Based on the management approach, the Company operates two separate lines of business, banking and real estate operations.

Stock Option and Equity-based Plans. The Company has various stock-based compensation plans pursuant to which stock options and other equity-based awards have been granted.

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options granted under its plans. Compensation expense for restricted stock unit awards is recognized ratably over the period of service, usually the vesting period, based on the fair value

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

of the stock on the date of grant. The Company adopted the fair value method of expense recognition as of January 1, 2006, in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. Had the Company elected to record compensation expense for stock option grants based on the fair value at the grant dates for stock option awards under those plans consistent with the method of SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income
As reported	$103,353	101,522	83,433
Deduct: total stock option employee compensation expense determined under fair value-based method for all awards, net of related tax effects	4,426	6,805	4,075

Pro-forma	$98,927	94,717	79,358

Basic earnings per share
As reported	$3.20	3.09	3.35
Pro-forma	3.06	2.88	3.18
Diluted earnings per share
As reported	3.13	3.01	3.26
Pro-forma	3.06	2.88	3.18

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2005, 2004, and 2003, respectively: dividend yield of 2.05%, 1.88% and 1.73%; expected volatility of 24.67%, 25.91% and 26.57%; risk-free interest rates of 4.42%, 4.20% and 3.86%; expected life of 7.5 years for each period.

Earnings Per Share. Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are considered in the earnings per share calculations only if dilutive, and are the only adjustments made to average shares outstanding in computing diluted earnings per share. Anti-dilutive stock options not included in the computation of diluted earnings per share were 1,109,150, 393,750 and 317,700 at December 31, 2005, 2004 and 2003, respectively.

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share data)
Basic earnings per share:
Income available to common shareholders	$103,353	32,307,390	$3.20	$101,522	32,897,164	$3.09	$83,433	24,920,150	$3.35

Effect of dilutive securities- Stock options		676,572			809,405			672,595

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$103,353	32,983,962	$3.13	$101,522	33,706,569	$3.01	$83,433	25,592,745	$3.26

2. Business Combinations

On November 1, 2004, the Company acquired Chesterfield Financial Corp. in a transaction valued at $128.4 million and payable 65% in cash and 35% in MAF common stock. The aggregate transaction value, including stock options, totaled approximately $128.4 million, represented by $85.7 million in cash and approximately 982,000 shares of MAF Bancorp common stock. Goodwill and core deposit intangibles of $45.9 million were generated in the transaction. The merger provided three additional branch locations in the Chicago area. At acquisition date, Chesterfield had assets of $354.2 million, deposits of $270.7 million and stockholders’ equity of $73.3 million.

On December 1, 2003 the Company acquired St. Francis Capital Corporation in an all-stock transaction, valued at $358 million. A total of 7,489,043 shares of common stock were issued, $16.2

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

million was paid out for stock option cancellations, and $131.2 million of goodwill and core deposit intangibles were generated in the transaction. The merger gave the Company 23 branch offices in the Milwaukee, Wisconsin area. In connection with the merger, St. Francis’s bank subsidiary, St. Francis Bank, was merged into the Bank. At acquisition date, St. Francis had assets of $2.19 billion, deposits of $1.29 billion, and stockholders’ equity of $191.1 million.

On July 21, 2003, the Company acquired Fidelity Bancorp, Inc. in an all-stock transaction, valued at $115 million. A total of 2,826,109 shares of common stock were issued. Goodwill and core deposit intangibles of $44.8 million were recorded in the transaction. In connection with the merger, Fidelity’s bank subsidiary, Fidelity Federal Savings Bank, was merged into the Bank. The merger provided five additional branch locations in the Chicago area. At acquisition date, Fidelity had assets of $612.9 million, deposits of $434.6 million and stockholders’ equity of $59.6 million.

On March 31, 2003, the Company purchased a branch of UmbrellaBank, fsb in Chicago, IL. The transaction involved the purchase of approximately $8.5 million in deposits and the assumption of the lease for the branch facility.

3. Investment Securities Available for Sale

Investment securities available for sale are summarized below:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in thousands)
U.S. Government securities	$141,847	29	(2,307)	139,569	$128,020	291	(529)	127,782
U.S. Agency securities	242,494	75	(4,348)	238,221	155,511	116	(756)	154,871
Asset-backed securities	15,911	38	(7)	15,942	19,949	41	(2)	19,988
Corporate debt securities	6,480	71	—	6,551	7,208	112	—	7,320
Bank trust preferred securities	61,353	641	(72)	61,922	61,339	595	(6)	61,928
GSE preferred stock and other	12,159	813	(25)	12,947	17,167	153	(250)	17,070

	$480,244	1,667	(6,759)	475,152	$389,194	1,308	(1,543)	388,959

The Company did not have any investment securities classified as held to maturity or trading at December 31, 2005 or 2004.

The amortized cost and fair value of securities at December 31, 2005, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call obligations prior to maturity without penalty. At December 31, 2005, the Company had $226.2 million of investment securities with call options, of which $178.0 million were callable within one year.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Under one year	$60,204	59,558
Over 1 to 5 years	319,984	314,113
Over 5 to 10 years	2,531	2,520
Over 10 years	69,455	70,072

Total debt securities	452,174	446,263
Asset-backed securities	15,911	15,942
GSE preferred stock and other	12,159	12,947

Total investment securities	$480,244	475,152

Activity in the sales of investment securities available for sale is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Total proceeds on sale	$16,174	48,551	53,218

Gross realized gains	775	3,475	3,451
Gross realized losses	(48)	(665)	(332)

Net gain on sale	727	2,810	3,119
Losses deemed other-than-temporary	—	(1,988)	(10,062)

Net gain (loss)	$727	822	(6,943)

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

In 2005, the gain represents a dissolution of stock in a regional ATM network and the sale of two marketable equity securities. During 2004, the Company recorded a $2.0 million other-than-temporary impairment write-down on two Freddie Mac floating rate preferred stock securities with an aggregate carrying value of $8.8 million. The Company recorded the write-down because the current yield on these securities were below market interest rates, the fair value had been below cost for an extended period, and a recovery in fair value was not assumed within a reasonably short period of time. During 2003, the Company recorded an $8.1 million other-than-temporary write-down on two securities totaling $18.7 million, of which one security was collateralized by various high yield debt securities and the other by various aircraft. These securities were sold in 2004 at a net gain of $1.0 million.

The following table discloses the securities in the Company’s investment portfolio that have unrealized losses aggregated by each category of investment as of December 31, 2005:

	Aggregate Unrealized Losses on Investment Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government securities	$39,441	(203)	93,733	(2,104)	133,174	(2,307)
U.S. Agency securities	88,626	(1,077)	144,520	(3,271)	233,146	(4,348)
Asset-backed securities	—	—	2,592	(7)	2,592	(7)
Bank trust preferred securities	7,095	(72)	—	—	7,095	(72)
GSE preferred stock	—	—	4,975	(25)	4,975	(25)

	$135,162	(1,352)	245,820	(5,407)	380,982	(6,759)

The following table discloses the securities in the Company’s investment portfolio that have unrealized losses aggregated by each category of investment as of December 31, 2004:

	Aggregate Unrealized Losses on Investment Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government securities	$73,058	(404)	4,875	(125)	77,933	(529)
U.S. Agency securities	117,008	(756)	—	—	117,008	(756)
Asset-backed securities	3,676	(2)	—	—	3,676	(2)
Bank trust preferred securities	4,994	(6)	—	—	4,994	(6)
GSE preferred stock	9,750	(250)	—	—	9,750	(250)

	$208,486	(1,418)	4,875	(125)	213,361	(1,543)

Because the securities in the investment portfolio are classified as available for sale, and carried at fair value with unrealized losses, net of related tax effects, recorded in stockholders’ equity, any charge to earnings in the future if the securities would be deemed by management to be other-than-temporarily impaired would not be expected to have a significant impact on stockholders’ equity at December 31, 2005. None of the unrealized losses are related to credit deterioration, but rather market value deterioration due to higher interest rates. The Bank has the ability and intent to hold these securities until market values recover.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

4. Mortgage-Backed Securities Available for Sale or Held to Maturity

Mortgage-backed securities available for sale and held to maturity are summarized below:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in thousands)
Available for sale:
Pass-through certificates:
Fannie Mae	$200,518	97	(3,746)	196,869	231,300	1,054	(1,197)	231,157
Freddie Mac	33,633	36	(734)	32,935	45,933	425	(170)	46,188
Other	15,087	—	(335)	14,752	20,594	59	(174)	20,479
Collateralized mortgage obligations:
Agency CMOs	821,543	20	(17,279)	804,284	511,917	489	(2,197)	510,209
Private issue CMOs	269,182	—	(4,613)	264,569	140,910	115	(890)	140,135

	$1,339,963	153	(26,707)	1,313,409	950,654	2,142	(4,628)	948,168

Held to maturity -
Fannie Mae pass-through certificates	$243,161	205	(5,877)	237,489	245,021	—	(406)	244,615

During the years ended December 31, 2005, and 2004, the Bank swapped $5.4 million, and $49.0 million, respectively, of primarily fixed-rate loans it originated into mortgage-backed securities which were sold in the same period. Additionally, in 2005 and 2004 the Bank swapped $37.2 million and $252.8 million, respectively, of 15-year fixed-rate loans into mortgage-backed securities that were added to the held to maturity portfolio. Included in mortgage-backed securities held to maturity at December 31, 2005 and 2004 are $243.1 million and $245.1 million, respectively, of loans originated by the Bank.

Activity in the sales of mortgage-backed securities available for sale is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Total proceeds on sale	$—	34,470	258,956

Gross realized gains	$—	500	6,006
Gross realized losses	—	—	—

Net gain	$—	500	6,006

The following table discloses the securities in the Company’s available for sale and held to maturity portfolios that have unrealized losses aggregated by each category of investment as of December 31, 2005:

	Aggregate Unrealized Losses on Mortgage-Backed Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Pass-through certificates:
Fannie Mae	$69,968	(1,031)	109,010	(2,715)	178,978	(3,746)
Freddie Mac	17,687	(256)	9,897	(478)	27,584	(734)
Other	8,562	(56)	6,189	(279)	14,751	(335)

Total Pass-through certificates	96,217	(1,343)	125,096	(3,472)	221,313	(4,815)

Collateralized mortgage obligations:
Agency CMOs	569,260	(10,818)	214,718	(6,461)	783,978	(17,279)
Private issue CMOs	222,605	(3,362)	41,579	(1,251)	264,184	(4,613)

Total CMOs	791,865	(14,180)	256,297	(7,712)	1,048,162	(21,892)

Total available for sale	$888,082	(15,523)	381,393	(11,184)	1,269,475	(26,707)

Held to maturity -
Fannie Mae pass-through certificates	$138,920	(3,610)	81,558	(2,267)	220,478	(5,877)

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The following table discloses the securities in the Company’s available for sale and held to maturity portfolios that have unrealized losses aggregated by each category of investment as of December 31, 2004:

	Aggregate Unrealized Losses on Mortgage-Backed Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Pass-through certificates:
Fannie Mae	$135,898	(895)	8,735	(302)	144,633	(1,197)
Freddie Mac	13,041	(170)	—	—	13,041	(170)
Other	15,335	(174)	—	—	15,335	(174)

Total pass-through certificates	164,274	(1,239)	8,735	(302)	173,009	(1,541)

Collateralized mortgage obligations:
Agency CMOs	298,118	(1,615)	39,599	(582)	337,717	(2,197)
Private issue CMOs	81,125	(649)	14,016	(241)	95,141	(890)

Total CMOs	379,243	(2,264)	53,615	(823)	432,858	(3,087)

Total available for sale	$543,517	(3,503)	62,350	(1,125)	605,867	(4,628)

Held to maturity -
Fannie Mae pass-through certificates	$95,780	(406)	—	—	95,780	(406)

Because the securities identified in the table above are classified as available for sale, and carried at fair value with unrealized losses, net of related tax effects, recorded in stockholders’ equity, any charge to earnings in the future if the securities would be deemed by management to be other-than-temporarily impaired would not be expected to have a significant impact on stockholders’ equity. None of the unrealized losses is related to credit deterioration, but rather market value deterioration due to higher interest rates. The Bank has the ability and intent to hold these securities until market values recover.

5. Loans Receivable Held For Sale

Loans receivable held for sale are summarized as follows:

	At December 31,
	2005		2004
	Amount	Weighted average rate	Amount	Weighted average rate
	(Dollars in thousands)
One- to four-family
Fixed-rate	$34,272	6.38%	$37,645	5.70%
Adjustable-rate	45,066	6.38	1,876	4.93

Total one- to four-family	79,338	6.38	39,521	5.66

Equity lines of credit and home equity loans:
Equity lines of credit	32,098	7.76	—	—
Home equity loans	3,046	9.48	—	—

Total equity loans	35,144	7.90	—	—

Total loans receivable held for sale	$114,482	6.85%	$39,521	5.66%

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

6. Loans Receivable

Loans receivable are summarized as follows:

	At December 31,
	2005	2004
	(Dollars in thousands)
One- to four-family	$4,246,345	4,036,826
Equity lines of credit	1,282,154	1,280,954
Home equity loans	64,596	55,136
Multi-family	687,205	646,269
Commercial real estate	473,740	476,796
Construction	154,873	134,759
Land	150,012	92,779
Commercial business loans	146,746	147,345
Consumer loans	5,566	7,650

Loans receivable, net	$7,211,237	6,878,514

Adjustable-rate loans included in loans receivable totaled $5.88 billion at December 31, 2005 and $5.47 billion at December 31, 2004. Netted in loans receivable at December 31, 2005 and December 31, 2004 are net deferred loan origination costs of $23.3 million and $19.2 million, respectively.

Allowance for loan losses. Activity in the allowance for loan losses is summarized as follows for the years indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$36,255	34,555	19,483
Provision for loan losses	1,980	1,215	—
Balance acquired in acquisitions	—	1,297	15,371
Charge-offs	(2,048)	(1,091)	(369)
Recoveries	308	279	70

Balance at end of year	$36,495	36,255	34,555

At December 31, 2005, 2004 and 2003, the Bank had $31.2 million, $31.5 million and $32.8 million, respectively, in loans that were on non-accrual status. Interest income that would have been recorded on non-accrual loans amounted to $1.4 million for each of the years ended December 31, 2005, 2004 and 2003, respectively, had these loans been accruing under their contractual terms. Interest income recognized on non-accrual loans and included in interest income was $563,000, $630,000 and $718,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, there were no commitments to lend additional funds to borrowers whose loans were determined to be non-performing. At December 31, 2005, 2004 and 2003, the Company had $2.1 million, $3.4 million and $2.6 million of impaired loans, respectively. There were no specific reserves established for these loans. The average balance of impaired loans for 2005, 2004 and 2003 was $2.4 million, $2.7 million and $1.8 million, respectively.

7. Real Estate Held for Development or Sale

The carrying value of the Company’s investment in real estate held for development or sale by project is as follows:

	At December 31,
	2005	2004
	(Dollars in thousands)
Springbank of Plainfield	$49,850	34,654
Shenandoah	—	221
Tallgrass of Naperville	216	216

	$50,066	35,091

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Income from real estate operations by project for the years indicated is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Springbank of Plainfield	$2,335	—	—
Shenandoah	561	5,022	6,182
Tallgrass of Naperville	32	1,635	5,143

	$2,928	6,657	11,325

Interest capitalized to real estate held for development or sale amounted to $173,000, $8,000 and $-0- for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated	At December 31,
	Useful Life	2005	2004
	(Dollars in thousands)
Land		$31,498	30,368
Office buildings	10-50 years	72,586	69,080
Furniture, fixtures and equipment	1-20 years	65,473	55,780
Computer equipment	2-10 years	14,758	14,257
Leasehold improvements	1-27 years	21,271	16,573

Total premises and equipment, at cost		205,586	186,058
Less: accumulated depreciation and amortization		(56,274)	(45,160)

		$149,312	140,898

Depreciation and amortization of premises and equipment, included in data processing expense and office occupancy and equipment expense, totaled $15.1 million, $13.7 million and $8.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Occupancy expense is reduced by rental income from leased premises totaling $930,000, $982,000 and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank is obligated under non-cancelable operating leases primarily for office space. Rent expense under these leases for the years ended December 31, 2005, 2004 and 2003, was $7.9 million, $8.2 million, and $3.6 million, respectively. The projected minimum rental expense over the remaining terms of original existing leases as of December 31, 2005 is as follows (in thousands):

Year Ended December 31,
2006	$5,200
2007	4,600
2008	4,500
2009	4,200
2010	4,000
2011 and thereafter	31,500

Additionally, the Bank records an annual rent abatement of $701,000 as incentive for our largest leased space, which houses many of our backroom operations. The initial term of this lease expires on October 31, 2014. There are three renewal periods of five years each for this lease. The future minimum lease rentals have been reduced by the abatement using a straight-line method through the end of the original term.

9. Goodwill and Intangibles

The changes in the carrying amount of goodwill, all recorded in the Banking segment, for the years ended December 31, 2005 and 2004 are shown below. The adjustments to goodwill relating to prior acquisitions primarily reflect tax adjustments that resulted from provision to tax return changes and changes in the estimated amounts of tax reserves relating to such acquisitions, as well as adjustments for 2004 relating to improved information received on contingent liability reserves from prior acquisitions.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The changes in the carrying amount of goodwill, all recorded in the Banking segment, for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance at December 31, 2003	$262,488
Addition related to Chesterfield acquisition	43,922
Adjustments related to prior acquisitions	(1,244)

Balance at December 31, 2004	305,166
Adjustments related to prior acquisitions	(915)

Balance at December 31, 2005	$304,251

The changes in the carrying amount of intangibles for the years ended December 31, 2005 and 2004 are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance at December 31, 2003	$14,061	24,128	38,189
Additions	2,007	7,683	9,690
Amortization expense	(3,002)	(8,186)	(11,188)
Valuation recovery	—	2,072	2,072

Balance at December 31, 2004	13,066	25,697	38,763
Additions	—	6,263	6,263
Amortization expense	(2,902)	(7,041)	(9,943)
Carrying value of servicing rights sold	—	(5,083)	(5,083)
Valuation recovery	—	171	171

Balance at December 31, 2005	$10,164	20,007	30,171

The following is a summary of intangible assets subject to amortization:

	As of December 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$26,577	(16,413)	26,577	(13,511)
Mortgage servicing rights(1)	26,685	(6,678)	31,890	(6,193)

Total	$53,262	(23,091)	58,467	(19,704)

(1)	The gross carrying amount at December 31, 2005 and 2004 is net of impairment reserves of $0 and $171,000, respectively. The estimated fair values of mortgage servicing rights at December 31, 2005 and 2004 were $29.0 million and $31.4 million, respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the year ended December 31, 2005 and estimates for the five years thereafter are as follows. These estimates relate to the carrying value of the Bank’s core deposit intangibles and mortgage servicing rights as of December 31, 2005.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the Year ended December 31, 2005	$2,902	7,041
Estimated Amortization Expense:
For the Year Ended December 31, 2006	2,200	4,900
For the Year Ended December 31, 2007	1,600	3,900
For the Year Ended December 31, 2008	1,400	3,100
For the Year Ended December 31, 2009	1,200	2,500
For the Year Ended December 31, 2010	1,100	2,100

Loan servicing and mortgage servicing rights. The Bank services loans for the benefit of others pursuant to loan servicing agreements. Under these agreements, the Bank typically collects from the borrower monthly payments of principal and interest, as well as funds for the payment of real estate taxes and insurance. The Bank retains its loan servicing fee from these payments and remits the balance of the principal and interest payments to the various investors. Mortgage loans serviced for others are

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

not included in the accompanying consolidated statement of financial condition. The unpaid principal balances of these loans were $2.9 billion, $3.6 billion and $3.3 billion, at December 31, 2005, 2004 and 2003, respectively. Non-interest bearing custodial balances maintained in connection with mortgage loans serviced for others (included in deposits) were $41.2 million and $47.2 million at December 31, 2005 and 2004, respectively.

10. Deposits

The following table is a summary of the Company’s deposits at December 31, 2005 and 2004. The weighted average rates are contractual rates and are not adjusted for the effect of purchase accounting adjustments. The unamortized premium represents part of the purchase accounting adjustments remaining for the acquisitions of Chesterfield and St. Francis to mark the deposits to fair value.

	At December 31, 2005			At December 31, 2004
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$258,632	4.2%	—	$239,249	4.0%	—
Non-interest bearing checking	291,462	4.7	—	250,569	4.2	—
Interest bearing checking	816,387	13.2	.98	972,009	16.4	.94
Commercial money markets	60,064	1.0	3.07	64,810	1.1	1.47
Money markets	615,280	9.9	2.34	611,507	10.3	.97
Passbooks	1,268,680	20.4	.60	1,399,099	23.6	.57

	3,310,505	53.4	.96	3,537,243	59.6	.68

Certificate accounts:
Up to 1.99%	6,498.1		1.54	653,304	11.0	1.74
2.00% to 2.99%	484,714	7.8	2.76	1,100,135	18.5	2.46
3.00% to 3.99%	1,505,743	24.3	3.54	394,822	6.7	3.42
4.00% and greater	889,043	14.4	4.35	247,344	4.2	4.77

	2,885,998	46.6	3.65	2,395,605	40.4	2.66

Unamortized premium	1,000	—	—	2,860	—	—

Total deposits	$6,197,503	100.0%	2.22%	$5,935,708	100.0%	1.48%

The aggregate amount of certificates of deposit with denominations of $100,000 or greater was $751.1 million and $533.3 million at December 31, 2005 and 2004, respectively.

Scheduled maturities of certificate accounts at December 31, 2005 are as follows (in thousands):

12 months or less	$2,194,188
13 to 24 months	481,778
25 to 36 months	120,329
Over 36 months	89,703

$2,885,998

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest-bearing checking	$8,041	$6,960	$2,441
Money markets	13,438	6,099	5,505
Passbooks	7,800	7,970	9,276
Certificates	79,095	52,843	43,789

	$108,374	73,872	61,011

At December 31, 2005, U.S. Treasury Notes, Freddie Mac and Fannie Mae mortgage-backed securities, as well as mortgage loans with an aggregate carrying value of $55.2 million and fair value of $53.7 million, were pledged as collateral for certain certificate accounts.

11. Borrowed Funds

The following table is a summary of the Company’s borrowed funds at December 31, 2005 and 2004. The weighted average rates are contractual rates and are not adjusted for the effect of purchase

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

accounting adjustments. The unamortized premium was created as part of the purchase accounting adjustments in the acquisition of St. Francis to mark the borrowings to fair value.

	At December 31, 2005			At December 31, 2004
	Interest Rate Range	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Fixed-rate advances from FHLB due:
Within 1 year	1.83% – 6.82%	3.48%	$510,000	5.34%	$613,125
1 to 2 years	3.23 – 4.84	4.19	767,000	3.56	560,000
2 to 3 years	3.48 – 5.86	4.70	713,000	3.57	210,000
3 to 4 years	4.85 – 5.86	5.43	76,000	4.78	425,000
4 to 5 years	2.77 – 5.42	3.85	155,000	4.67	75,000
5 to 6 years	— – —	—	—	3.65	105,000

Total fixed-rate advances		4.21	2,221,000	4.42	1,988,125
Adjustable-rate advances from FHLB due:
Within 1 year	4.30 – 4.63	4.44	150,000	2.23	100,000
1 to 2 years	4.38 – 4.40	4.39	100,000	2.40	100,000

Total adjustable-rate advances	4.30 – 4.63	4.42	250,000	2.32	200,000

Total advances from FHLB	1.83% – 6.82%	4.23	2,471,000	4.22	2,188,125

Unsecured term bank loan		5.14	63,000	3.29	70,000
Unsecured line of credit		—	—	3.43	10,000
Other borrowings		4.20	523,379	2.35	325,662
Unamortized premium		—	290	—	6,880

Total borrowed funds		4.24%	$3,057,669	3.96%	$2,600,667

Federal Home Loan Bank of Chicago Advances. The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank (“FHLB”) of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2005, no securities were pledged for these borrowings.

Included in FHLB of Chicago advances at December 31, 2005 are $240.0 million of fixed-rate advances with original scheduled maturities of 5 to 10 years, with interest rates ranging from 2.77% to 5.64% which are putable at the discretion of the FHLB of Chicago within the next twelve months. At inception, the Bank receives a lower cost of borrowing on such advances than on similar termed non-putable advances, in return for granting the FHLB of Chicago the option to put the advances back to the Bank prior to their final maturity. At December 31, 2005, the Bank had $150.0 million of adjustable-rate advances that are indexed to rates ranging from the three-month London interbank offering rate (“LIBOR”) minus six basis points to plus four basis points. The table above shows all advances at their final contractual maturity.

Unsecured Term Bank Loan. At December 31, 2005 and 2004, the Company has an unsecured term loan with a final maturity of December 31, 2011. The loan agreement provides for an interest rate of one, two, three, six or twelve-month LIBOR plus 110 basis points at the option of the Company at each reprice date. At December 31, 2005, the interest rate is currently one-month LIBOR plus 110 basis points, or 5.14%. The next scheduled principal payment of $7.0 million is due on December 31, 2006. Prepayments of principal are allowed without penalty at the end of any repricing period. At December 31, 2005 and 2004, the balance of the unsecured term loan was $63.0 million and $70.0 million, respectively.

Unsecured Line of Credit. In conjunction with the term bank loan, the Company also maintains a $55.0 million one-year unsecured revolving line of credit, which matured on November 30, 2005 and was renewed until January 31, 2006. There was no balance drawn at December 31, 2005 and the balance at December 31, 2004 was $10.0 million.

The term bank loan and line of credit agreements contain covenants that, among other things, require the Company to maintain a minimum stockholders’ equity balance and to obtain certain minimum operating results, as well as requiring the Bank to maintain “well capitalized” regulatory capital levels and certain non-performing asset ratios. In addition, the Company has agreed to certain restrictions on

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

additional indebtedness and agreed not to pledge any stock of the Bank or MAF Developments for any purpose. At December 31, 2005, the Company was in compliance with these covenants.

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at end of period	$500,000	$300,000	$105,000
Maximum month-end balance	500,000	300,000	105,000
Average balance	394,931	195,492	105,000
Weighted average rate at end of period	4.24%	2.42%	1.64%
Weighted average rate on average balance	3.41	1.69	1.64

At December 31, 2005, all reverse repurchase agreements are floating rate and have maturities ranging from three months to five years. The interest rate on $250.0 million of these agreements is tied to the Prime rate and ranges from Prime minus 275 basis points to Prime minus 280 basis points. The remaining $250.0 million have interest rates ranging from three-month LIBOR minus 50 basis points to three-month LIBOR minus 114 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly starting in 2006. At December 31, 2005, reverse repurchase agreements were collateralized by investment and CMO securities with a carrying value of $542.4 million and fair value of $531.0 million. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

Scheduled principal repayments on our long-term debt obligations including FHLB advances, reverse repurchase agreements and the unsecured term bank loan are as follows as of December 31, 2005 (in thousands):

	FHLB Advances	Reverse Repurchase Agreements	Unsecured Term Bank Loan	Total
2006	$660,000	225,000	7,000	892,000
2007	867,000	25,000	7,000	899,000
2008	713,000	—	7,000	720,000
2009	76,000	75,000	7,000	158,000
2010	155,000	175,000	7,000	337,000
2011	—	—	28,000	28,000

	$2,471,000	500,000	63,000	3,034,000

Retail repurchase agreements. For certain customers with significant funds available for deposit at the Bank, the Bank offers “retail” repurchase agreements under which the Bank collateralizes its obligation to repay the customer funds with U.S. government or agency securities. The retail repurchases, which totaled $22.4 million at December 31, 2005, are collateralized by three U.S. government agency and three CMO securities with a carrying value and fair value of $30.0 million.

Interest expense on borrowed funds is summarized as follows for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB of Chicago advances	$85,870	80,587	74,554
Reverse repurchase agreements	13,540	3,709	133
Unsecured term bank loan	3,167	1,312	1,210
Unsecured line of credit	602	144	33
Other borrowings	352	261	11

	$103,531	86,013	75,941

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

12. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to MAF Bancorp Capital Trust I and MAF Bancorp Capital Trust II as of December 31, 2005:

Trust Name	Issuance Date	Amount of Junior subordinated Debentures	Annual Rate	Maturity Date
MAF Bancorp Capital Trust I	April 15, 2005	$30,928	3-month LIBOR plus 1.75%	June 2035
MAF Bancorp Capital Trust II	August 4, 2005	36,083	3-month LIBOR plus 1.40%	September 2035

		$67,011

During 2005, the Company formed MAF Bancorp Capital Trust I and MAF Bancorp Capital Trust II (the “Trusts”) as special purpose finance subsidiaries. The Trusts have issued $65.0 million in trust preferred securities. The proceeds from the sale of the preferred securities, along with $2.0 million received from the Company’s purchase of the common equity securities of the Trusts, were invested in junior subordinated debentures of the Company. The sole assets of the Trusts are the junior subordinated debentures. The Trusts are unconsolidated subsidiaries in accordance with the guidance from the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities: (“FIN 46R”). The total balance of the junior subordinated debentures issued to the Trusts is recorded as a liability.

The trust preferred securities mature in 30 years and are callable at par in five years at the Company’s option. The Company pays interest on the indebtedness at 3-month LIBOR plus 1.75% for Capital Trust I and 1.40% for Capital Trust II, resetting quarterly. At December 31, 2005, the interest rate for Capital Trust I was 6.24% and for Capital Trust II was 5.89%. Interest expense on the junior subordinated debentures is recorded in interest expense in the consolidated statement of operations.

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$73,761	66,433	317,263
New forward commitments to deliver loans	863,417	1,174,197	1,601,409
Loans delivered to satisfy forward commitments	(862,998)	(1,166,869)	(1,852,239)

Balance at end of year	$74,180	73,761	66,433

Loan commitments and forward sales are accounted for as derivative instruments with adjustments included in gain on sale of mortgage loans. At December 31, 2005 and 2004, the net fair value adjustment of locked commitments and forward sales was ($382,000) and ($198,000), respectively.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

14. Income Taxes

Income tax expense is summarized below:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$48,600	42,022	38,052
State	6,064	1,299	2,997

	54,664	43,321	41,049

Deferred:
Federal	(797)	5,609	4,544
State	661	1,859	1,888

	(136)	7,468	6,432

Total income tax expense	$54,528	50,789	47,481

Retained earnings at December 31, 2005 include $92.7 million of tax bad debt reserves for which no provision for income taxes has been made. This amount represents earnings legally appropriated to bad debt reserves and deducted for federal income tax purposes and is generally not available for payment of cash dividends by the Bank or other distributions to shareholders of the Bank. If in the future this amount or a portion thereof, is used for certain purposes other than to absorb losses on bad debts, an income tax liability will be imposed on the amount so used at the then current corporate income tax rate. If deferred taxes were required to be provided on this item, the amount of this deferred tax liability would be approximately $36.3 million.

The reasons for the differences between the effective income tax rate and the corporate federal income tax rate are summarized in the following table:

	Percentage of Income Before Income Taxes
	Year Ended December 31,
	2005	2004	2003
Federal income tax rate	35.0%	35.0	35.0
Items affecting effective income tax rate:
State income taxes, net of federal benefit	2.8	1.4	2.4
Affordable housing tax credits	(1.9)	(2.0)	(0.2)
Other items, net	(1.4)	(1.1)	(0.9)

Effective income tax rate	34.5%	33.3	36.3

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$10,954	10,915
Allowance for loan losses	14,263	13,954
Unrealized loss on securities available for sale	12,259	1,046
Book versus tax basis of securities	—	2,095
Book versus tax basis of borrowings	113	2,677
Book versus tax basis of deposits	389	1,135
State net operating losses	2,272	1,851
Other	1,947	1,108

Total deferred tax assets	42,197	34,781
Valuation allowance	(1,872)	(1,825)

Total deferred tax assets net of valuation allowance	40,325	32,956
Deferred tax liabilities:
REIT dividends	(163)	(5,902)
Loan origination fees and expenses	(6,898)	(3,546)
Book versus tax basis of land and fixed assets	(16,817)	(13,937)
Book versus tax basis of capitalized servicing	(7,070)	(9,554)
Book versus tax basis of intangible assets	(5,234)	(5,940)
Book versus tax basis of FHLB stock	(15,220)	(19,033)
Book versus tax basis of loans receivable	(1,046)	(2,217)
Book versus tax basis of securities	(2,687)	—
Other	(2,179)	(2,855)

Total deferred tax liabilities	(57,314)	(62,984)

Net deferred tax liability	$(16,989)	(30,028)

At December 31, 2005, there are deferred tax assets relating to approximately $44.9 million of various state net operating loss carryforwards, primarily from acquired companies, which begin to expire in 2006 through 2020. These deferred tax assets are reduced by a valuation allowance to the extent full realization is in doubt. If the acquired net operating losses with a related valuation allowance are subsequently utilized, the related recognized tax benefits will be allocated to reduce goodwill.

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

Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. The Bank met all capital adequacy requirements to which it is subject as of December 31, 2005 and 2004.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
As of December 31, 2005:
Tangible capital (to total assets)	$715,105	7.07%	≥	$151,807	≥	1.50%		N/A
Core capital (to total assets)	$715,105	7.07%	≥	$404,818	≥	4.00%	≥	$506,023	≥	5.00%
Total capital (to risk-weighted assets)	$735,996	11.15%	≥	$528,112	≥	8.00%	≥	$660,140	≥	10.00%
Core capital (to risk-weighted assets)	$715,105	10.83%		N/A			≥	$396,084	≥	6.00%

As of December 31, 2004:
Tangible capital (to total assets)	$664,449	7.14%	≥	$139,642	≥	1.50%		N/A
Core capital (to total assets)	$664,449	7.14%	≥	$372,379	≥	4.00%	≥	$465,473	≥	5.00%
Total capital (to risk-weighted assets)	$687,500	11.30%	≥	$486,665	≥	8.00%	≥	$608,331	≥	10.00%
Core capital (to risk-weighted assets)	$664,449	10.92%		N/A			≥	$364,999	≥	6.00%

OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company. During 2006, the amount of dividends the Bank can pay to the Company without prior approval of the OTS is limited to 2006 eligible net profits, as defined, and adjusted retained 2005 and 2004 net income from the Bank and its subsidiaries. At December 31, 2005 under current OTS regulations, the Bank has $13.9 million of retained earnings available for dividend declarations.

As of December 31, 2005 and 2004, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, risk-based capital to adjusted risk-weighted assets, and core capital to adjusted risk-weighted assets ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Bank’s category.

16. Officer, Director and Employee Benefit Plans

Employee Stock Ownership Plan (ESOP). The Mid America Bank, fsb ESOP covers substantially all employees who met minimum service requirements and who have attained the age of 21. Contributions to the ESOP by the Bank are currently made to purchase additional common shares of the Company’s stock. For the years ended December 31, 2005, 2004 and 2003, total contributions to the ESOP were $720,000, $680,000, and $580,000, respectively, which were expensed. The ESOP purchased 16,650, 16,237 and 13,000 of the Company’s shares for the years ended December 31, 2004 and 2003, respectively.

Profit Sharing Plan/401(k) Plan. The Mid America Bank, fsb Profit Sharing/401(k) Plan allows employees to make pre-tax or after-tax contributions to the plan, subject to certain limitations. The Bank matches the pre-tax contributions of employees at a rate equal to 35%, up to a $1,200 maximum matching contribution per employee. The Bank, at its discretion, may make additional contributions to the plan. Employees’ contributions vest immediately while the Bank’s contributions vest gradually over a six-year period based on an employee’s years of service. The Bank made discretionary and matching contributions to the plan of $2.9 million, $2.7 million, and $2.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Qualified Retirement Plans of Acquired Companies. As a result of the merger with Fidelity Bancorp in 2003, the Company, through Mid America Bank, became the plan sponsor of the Fidelity Retirement Plan. The plan has been terminated and distributions totaling $976,000 were made to plan participants during 2005. The Company did not record any contribution expense for this plan during 2005 or 2004.

As a result of the merger with Chesterfield Financial Corp. in 2004, the Company, through Mid America Bank, became the plan sponsor of the Chesterfield ESOP and the Chesterfield Profit Sharing Plan. The Chesterfield ESOP has been terminated and distributions totaling $5.5 million were made to plan

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

participants during 2005. The Chesterfield Profit Sharing Plan has been terminated and distributions were made to plan participants during 2006. The Company did not record any contribution expense for these plans during 2005 or 2004.

As a result of the mergers with Fidelity Bancorp and St. Francis Capital Corporation during 2003, the Company, through Mid America Bank, became the plan sponsor of the Fidelity ESOP, the Fidelity 401(k) Plan, the St. Francis ESOP and the St. Francis Savings and Retirement Plan. The Fidelity ESOP and 401(k) plans were merged into the Mid America ESOP and Mid America Profit Sharing Plan, respectively, in November 2003. The St. Francis ESOP and St. Francis Savings and Retirement Plan were merged into the Mid America ESOP and Mid America Profit Sharing Plan, respectively, during 2004.

Incentive Plan/Stock Option Plans. Prior to 2003, the Company and its shareholders adopted various stock option plans for the benefit of employees and directors of the Bank. Vesting for options awarded under such plans generally occurred over a period of approximately three years, except for option grants to non-employee directors, which were immediately exercisable.

In July 2003, the Company adopted the MAF Bancorp Incentive Compensation Plan (the “Incentive Plan”), which was later approved by shareholders in November 2003. All stock option and equity awards are now made under the Incentive Plan. Under the Incentive Plan, a variety of different types of awards may be granted to directors and employees, including stock options, stock appreciation rights, restricted shares, performance shares, restricted and performance share units, cash awards, awards under deferred compensation or similar plans, and other incentive awards.

The plan provides that the total number of shares of common stock which may be issued pursuant to awards under the plan may not exceed 800,000 shares, plus such number of shares of common stock that have already been authorized and previously approved by MAF’s shareholders and are available for issuance under MAF’s 2000 Stock Option Plan.

Of the shares authorized for issuance under the Incentive Plan, up to 25% may be issued with respect to awards of restricted stock and restricted stock units. In the case of stock option awards, the option exercise price must be at least 100% of the fair market value of the common stock on the date of grant, and the option term cannot exceed 10 years. Vesting periods are determined at the discretion of the Company’s Compensation Committee. For the initial stock options awards granted under the Incentive Plan in 2003, the vesting period was established as two years. The stock options awarded during 2005 and 2004 were immediately vested on the date of grant.

In conjunction with the Company’s acquisitions, certain outstanding stock options of the acquired institutions were converted into stock options of the Company based on the transactions’ exchange ratios and other terms of the merger agreements. The value of these stock options was included in the purchase price of the transactions.

	For the Year Ended December 31,
	2005		2004		2003
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Beginning of year	3,307,326	$30.67	3,273,345	$27.44	2,894,035	$25.66
Options granted	341,700	42.50	474,500	44.61	350,700	41.79
Acquiree options converted	—	—	—	—	367,286	20.80
Options exercised	(255,443)	19.56	(216,872)	21.21	(226,990)	18.98
Converted options exercised	(11,979)	21.76	(208,405)	21.44	(86,354)	18.84
Options cancelled	(5,500)	25.21	(15,242)	32.72	(25,332)	30.77

End of year	3,376,104	$32.75	3,307,326	$30.67	3,273,345	$27.44

Options exercisable	3,375,604	32.75	2,992,325	30.14	2,495,117	25.29

Fair value of options granted during year		$12.07		$13.21		$12.58

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

At December 31, 2005 the following stock options are outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life (yrs)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$10.78 to 19.68	148,908	1.43	$15.24	148,908	$15.24
19.78 to 28.16	1,448,671	4.41	25.73	1,448,671	25.73
29.05 to 36.38	613,875	6.12	33.75	613,875	33.75
39.00 to 44.87	1,164,650	8.87	43.19	1,164,150	43.19

	3,376,104	6.13	$32.75	3,375,604	$32.75

The Company also granted restricted stock units (“RSUs”) to employees pursuant to the Incentive Plan. An RSU award entitles a recipient to receive a like number of shares of MAF Bancorp stock on certain designated vesting dates, assuming the recipient is still employed with the Company on such dates. RSUs granted in 2005 vest ratably over a three-year period while RSUs granted in 2004 and 2003 vest on various dates during a period that ends five years from the date of grant. The following is a summary of outstanding RSUs:

	Year Ended December 31,
	2005	2004	2003
Beginning of Year	42,602	26,258	—
RSUs granted	10,900	26,040	26,458
RSUs vested	(3,809)	(4,750)	—
RSUs cancelled	(6,295)	(4,946)	(200)

End of year	43,398	42,602	26,258

The Company incurred compensation expense totaling $343,000, $201,000, and $0 in 2005, 2004 and 2003, respectively relating to restricted stock awards. In addition to the outstanding stock options and RSUs shown in the tables above, there were 160,610 shares available for grant under the Incentive Plan as of December 31, 2005. Cancelled stock options and RSUs increase the number of shares available for grant under the Incentive Plan.

Stock Option Gain Deferral Plan. The MAF Bancorp, Inc. Stock Option Gain Deferral Plan (“Gain Deferral Plan”) was adopted during 1999. The Gain Deferral Plan combines traditional deferred compensation arrangements with stock option exercise transactions by allowing designated executive officer participants (currently two) to defer to a future date, the receipt of shares representing the value of underlying MAF Bancorp stock options. Dividends paid on MAF Bancorp shares deferred through the Gain Deferral Plan are recorded as compensation expense and reinvested in MAF Bancorp shares. The Company’s obligation to issue the deferred MAF Bancorp shares in the future is recorded in stockholders’ equity as the sum of (a) the number of shares purchased with reinvested dividends multiplied by the purchase price of such shares, and (b) the number of shares deferred in option exercise transactions multiplied by the exercise price of the related stock options. On February 1, 2005, the Gain Deferral Plan was terminated. The assets of the Plan, which were invested in shares of the Company’s common stock, were distributed in kind to the two Plan participants upon termination.

Deferred Compensation Plans. The Bank maintains deferred compensation plans for directors, executive officers and certain other corporate officers. The deferred compensation plans allow directors to defer all of their director compensation and other participants to defer up to 25% of their salary and certain bonuses. Plan participants have the option to have their deferred amounts earn interest at 110% (130% prior to January 1, 2005) of the Moody’s corporate bond rate or to earn a total return based on an investment in MAF Bancorp common stock. The Bank also offers a deferred compensation plan to other selected employees that has similar terms but provides for a lower interest crediting rate and no stock investment option. In addition, the Bank is the successor to various deferred compensation plans of acquired companies. The Company records compensation expense relating to the interest credited on deferred compensation balances. Amounts deferred remain the property of the Bank.

At December 31, 2005 and 2004, the Company had invested $21.1 million and $19.3 million, respectively in bank-owned life insurance that may be used to satisfy obligations of the deferred

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

compensation plans, including certain death benefits. At December 31, 2005, and 2004 the Company had an aggregate liability to the participants of the deferred compensation plans totaling $17.7 million and $15.6 million, respectively, including the value of common stock attributable to participants’ accounts based on the fair market value of the common stock at the time of deferral. For the years ended December 31, 2005, 2004 and 2003, benefit expenses related to these plans were $1.2 million, $1.1 million and $1.0 million, respectively.

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

The Bank also provides a long-term medical plan for the purpose of providing employees post retirement medical benefits. If retirement occurs prior to age 65, but at least age 55 with 10 years of service, the retiree pays 100% of the premium cost of the plan for lifetime. If retirement occurs at 65 or later, the retiree pays the following percentage of premium costs based on service at retirement:

Years of service	Contribution percentage
10-19	100%
20-24	90%
25-29	75%
30+	60%

The benefits under the retiree benefit plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The Bank’s long-term Medical Plan was amended January 1, 2005, to eliminate the retiree subsidy for all non-retired participants effective January 1, 2006. Employees who retired prior to 2006 are grandfathered under the subsidy provisions.

Members of the board of directors pay a portion of the cost for both pre-65 and post-65 coverage, which is comparable to the cost paid by current employees.

The following table sets forth the change in benefit obligations and the related assumptions for the SERP and long-term medical plan for the periods indicated:

	Year Ended December 31,
	SERP		Long Term Medical
	2005	2004	2005	2004
	(Dollars in thousands)
Projected benefit obligation - beginning of year	$6,429	4,924	535	1,538
Service cost	814	664	—	98
Interest cost	385	307	30	101
Plan amendments	—	—	—	(1,432)
Actuarial losses	294	549	(57)	258
Benefits paid	(15)	(15)	(34)	(28)

Projected benefit obligation-end of year	$7,907	6,429	474	535

Funded status	(7,907)	(6,429)	(474)	(535)
Unrecognized transition obligation	—	—	—	—
Unrecognized prior-service cost	—	—	(1,269)	(1,384)
Unrecognized loss	1,360	1,119	743	880

Accrued benefit cost	(6,547)	(5,310)	(1,000)	(1,039)

Weighted average assumptions:
Discount rate	6.00%	6.25	5.75	6.25
Discount rate at the end of the year	5.75	6.00	5.50	5.75
Rate of compensation increase	4.50	4.50	N/A	N/A

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The prescription contribution paid by Bank employees and directors is not actuarially equivalent to Medicare Part D, as defined by the Medicare Prescription Drug Improvement and Modernization Act of 2003. Therefore, the Bank does not qualify for the government subsidy of 28%.

The components of the net periodic benefit cost of post retirement plans are as follows:

	Year Ended December 31,
	SERP		Long Term Medical
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$814	664	—	98
Interest cost	385	307	30	101
Amortization of unrecognized net transition obligation	—	—	—	6
Amortization of prior-service cost	—	—	(115)	—
Unrecognized net loss	53	8	46	28

Net periodic benefit cost	$1,252	979	(39)	233

The projected future benefit payments related to the SERP and long-term medical plan for the next five years and the total payment thereafter are as follows (in thousands):

For the year ended December 31,	SERP	Long Term Medical
2006	$28	36
2007	185	38
2008	185	39
2009	250	40
2010	420	41
2011 – 2015	$3,800	200

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

Commitments to originate and purchase loans of $757.2 million at December 31, 2005, represent amounts which the Bank plans to fund within the normal commitment period of 30 to 90 days of which $207.3 million were fixed-rate, with rates ranging from 4.98% to 13.0%, and $549.9 million were adjustable-rate loans with rates ranging from 3.67% to 10.63%. At December 31, 2005 prospective borrowers had locked the interest rate on $44.9 million of fixed-rate loans, with rates ranging from 4.98% to 12.6%, and $84.1 million of adjustable-rate loans, with rates ranging from 3.67% to 10.63%. At December 31, 2005 the bank also had outstanding commitments to originate $104.6 million of floating-rate equity lines of credit. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls its credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest-rate risk on these commitments, the Bank generally sells fixed-rate mortgage loan commitments, for future delivery, at a specified price and at a specified future date. Such commitments for future delivery present a risk to the Bank, in the event it cannot deliver the loans during the delivery period. This could lead to the Bank being charged a fee for non-performance, or being forced to reprice the mortgage loans at a lower rate, causing a loss to the Bank. The Bank seeks to mitigate this potential loss by charging potential borrowers, when possible, a fee to fix the interest rate. The Bank also estimates a percentage of fallout when determining the amount of forward commitments to enter into. At December 31, 2005, forward commitments to sell mortgage and equity loans for future delivery were $74.2 million, of which $47.7 million are related to loans held for sale, and $26.5 million are unfunded as of December 31, 2005.

The Bank has approved, but unused home equity lines of credit of $1.11 billion at December 31, 2005. Approval of equity lines is based on underwriting standards that generally do not allow total borrowings, including the equity line of credit, to exceed 85% of the current appraised value of the

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

customer’s home, which is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan. However, the Bank offers home equity lines of credit up to 100% of the home’s current appraised value, less existing liens, at a commensurately higher interest rate. In addition, the Bank has $303.7 million in approved, but unused commercial business lines.

At December 31, 2005, the Bank had standby letters of credit, excluding land development, totaling $78.1 million. Two of these standby letters of credit total $13.3 million, and enhance two industrial revenue bond financings of commercial real estate in the Bank’s market. At December 31, 2005, the Bank had pledged investment and mortgage-backed securities with an aggregate carrying value and fair value of $25.2 million and $24.5 million respectively, as collateral for these two standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business, as performance under the letters of credit creates a first position lien in favor of the Bank. Additionally, at December 31, 2005, the Company had standby letters of credit totaling $24.1 million, which ensure the completion of land development improvements on behalf of MAF Developments, Inc.

At December 31, 2005, the Bank had $14.0 million of credit risk related to loans sold to the MPF program and $34.3 million of loans sold with recourse to investors. There were no losses incurred in 2005, 2004 or 2003. There are no expected losses and no reported liability at December 31, 2005 and 2004 for such exposure. Additionally the Bank had $31.5 million of credit risk related to loans with private mortgage insurance in force in the Bank’s captive reinsurance subsidiary.

In addition to financial instruments with off-balance sheet risk, the Bank is exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographical areas and large extensions of credit to single borrowers. The Bank’s loan portfolio primarily consists of loans secured by real estate within its market area. At December 31, 2005 and 2004, loans representing 70.8% and 64.1%, respectively, of the Bank’s total loans receivable were secured by real estate located in the State of Illinois and 24.8% and 31.1% respectively, were secured by real estate located in the State of Wisconsin.

There are various matters of litigation pending against the Bank that have arisen during the normal course of business. Management believes that the liability, if any, resulting from these matters will not be material to the consolidated financial position or results of operation of the Bank.

18. Segment Information

The Company utilizes the “management approach” for segment reporting. This approach is based on the way that management of the Company organizes lines of business for making operating decisions and assessing performance.

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Currently, the Company has two segments. The Banking segment includes lending and deposit gathering operations, as well as other financial services offered to individuals and business customers. The Real Estate Operations segment consists primarily of acquiring, obtaining necessary zoning and regulatory approvals, and improving raw land into developed residential lots for sale to builders. All goodwill is assigned to the Banking segment. Selected segment information is included in the table below:

	Year Ended December 31, 2005
	Banking	Real Estate Operations	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$478,656	—	—	478,656
Interest expense	214,070	(173)	—	213,897

Net interest income	264,586	173	—	264,759
Provision for loan losses	1,980	—	—	1,980

Net interest income after provision	262,606	173	—	262,779
Non-interest income	78,248	2,928	—	81,176
Non-interest expense before depreciation	169,465	1,551	—	171,016
Depreciation expense	14,969	89	—	15,058

Income before income taxes	156,420	1,461	—	157,881
Income tax expense	53,947	581	—	54,528

Net income	$102,473	880	—	103,353

Average assets	$9,949,156	45,516	—	9,994,672

	Year Ended December 31, 2004
	Banking	Real Estate Operations	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$421,173	—	—	421,173
Interest expense	159,893	(8)	—	159,885

Net interest income	261,280	8	—	261,288
Provision for loan losses	1,215	—	—	1,215

Net interest income after provision	260,065	8	—	260,073
Non-interest income	71,397	6,657	—	78,054
Non-interest expense before depreciation	170,922	1,228	—	172,150
Depreciation expense	13,576	90	—	13,666

Income before income taxes	146,964	5,347	—	152,311
Income tax expense	48,664	2,125	—	50,789

Net income	$8,300	3,222	—	101,522

Average assets	$9,223,273	36,006	—	9,259,279

	Year Ended December 31, 2003
	Banking	Real Estate Operations	Eliminations	Consolidated Total
	(Dollars in thousands)
Interest income	$316,430	—	—	316,430
Interest expense	136,952	—	—	136,952

Net interest income	179,478	—	—	179,478
Non-interest income	62,194	11,325	—	73,519
Non-interest expense before depreciation	112,653	1,267	—	113,920
Depreciation expense	8,072	91	—	8,163

Income before income taxes	120,947	9,967	—	130,914
Income tax expense	43,528	3,953	—	47,481

Net income	$77,419	6,014	—	83,433

Average assets	$6,447,358	22,340	—	6,469,698

19. Fair Values of Financial Instruments

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

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these values.

The estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are set forth in the following table below.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$246,029	246,029	246,998	246,998
Investment securities available for sale	475,152	475,152	388,959	388,959
Stock in FHLB of Chicago	165,663	165,663	278,916	278,916
Mortgage-backed securities available for sale	1,313,409	1,313,409	948,168	948,168
Mortgage-backed securities held to maturity	243,161	237,489	245,021	244,615
Loans receivable held for sale	114,482	114,482	39,521	39,521
Loans receivable	7,211,237	7,161,715	6,878,514	6,893,181
Interest receivable	44,339	44,339	34,888	34,888
Bank-owned life insurance	107,253	107,253	67,620	67,620
Mortgage loan servicing rights	20,007	29,029	25,868	31,355

Total financial assets	$9,940,732	9,894,560	9,154,473	9,174,221

Financial liabilities:
Non-maturity deposits	$3,310,505	3,310,505	3,537,243	3,537,243
Deposits with stated maturities	2,886,998	2,880,254	2,398,465	2,397,663
Borrowed funds	3,057,669	2,977,573	2,600,667	2,545,908
Junior subordinated debentures	67,011	67,518	—	—
Interest payable	11,944	11,944	9,042	9,042

Total financial liabilities	$9,334,127	9,247,794	8,545,417	8,489,856

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

Loans receivable. The fair value of loans receivable held for investment is estimated based on contractual cash flows adjusted for prepayment assumptions, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and remaining terms to maturity. The fair value of mortgage loans held for sale is based on estimated values that could be obtained in the secondary market.

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

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is estimated based on current levels of interest rates versus the committed rates. As of December 31, 2005 and 2004, the fair value of the Bank’s mortgage loan commitments of $756.4 million and $650.4 million, respectively, was ($817,000) and $558,000, respectively, which represents the differential between the committed value and value at current rates. The fair value of the standby letters of credit approximate the recorded amounts of related fees and are not material at December 31, 2005 and 2004.

20. Related Party Transactions

The Company, through its subsidiary bank, has made loans and had transactions with certain of its directors and officers. All such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. We had loans and commitments to extend credit to directors and executive officers of $3.1 million and $4.2 million at December 31, 2005 and 2004, respectively. During 2005, we originated new loans and commitments totaling $600,000 to such persons.

A director of the Company is a partner in a law firm that provides legal services to the Company and the Bank. Total fees paid to this law firm were $316,720, $387,660 and $381,880 for the years ended December 31, 2005, 2004 and 2003, respectively. The same law firm leases office space from the Company and paid rents in the amount of $115,992 for each of the years ended December 31, 2005, 2004 and 2003.

The Company and the Bank also employ various relatives of certain executive officers and directors and pay them compensation commensurate with their positions at the Bank and the Company.

21. Parent Company Only Financial Information

The information as of December 31, 2005, and 2004, and for the years ended December 31, 2005, 2004, and 2003, presented below should be read in conjunction with the other Notes to Consolidated Financial Statements.

	At December 31,
Condensed Statements of Financial Condition	2005	2004
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$38,117	23,106
Investment securities	5,458	6,266
Equity in net assets of subsidiaries	1,064,941	1,026,511
Other assets	8,086	8,655

	$1,116,602	1,064,538

Liabilities and Stockholders’ Equity:
Liabilities:
Borrowed funds	$63,000	80,000
Junior subordinated debentures	67,011	—
Accrued expenses	8,412	10,152

Total liabilities	138,423	90,152

Stockholders’ equity:
Common stock	336	336
Additional paid-in capital	527,131	522,047
Retained earnings, substantially restricted	537,140	468,408
Stock in Gain Deferral Plan	—	1,211
Accumulated other comprehensive loss, net	(19,391)	(1,676)
Treasury stock	(67,037)	(15,940)

Total stockholders’ equity	978,179	974,386

	$1,116,602	1,064,538

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

	Year Ended December 31,
Condensed Statements of Operations	2005	2004	2003
	(Dollars in thousands)
Dividend income from subsidiaries	$65,000	128,000	55,000
Interest income	656	517	553
Interest expense	5,761	1,456	1,243

Net interest and dividend income	59,895	127,061	54,310
Gain on sale of investments, net	166	67	883
Non-interest expense	2,682	3,063	2,562

Net income before income tax benefit and equity in undistributed earnings of subsidiaries	57,379	124,065	52,631
Income tax benefit	3,572	2,066	1,188

Net income before equity (deficit) in undistributed earnings of subsidiaries	60,951	126,131	53,819
Equity (deficit) in undistributed earnings of subsidiaries	42,402	(24,609)	29,614

Net income	$103,353	101,522	83,433

	December 31,
Condensed Statements of Cash Flows	2005	2004	2003
	(Dollars in thousands)
Operating activities:
Net income	$103,353	101,522	83,433
Deficit (equity) in undistributed earnings of subsidiaries	(42,402)	24,609	(29,614)
Gain on sale of investment securities	(166)	(67)	(882)
Net decrease (increase) in other assets and liabilities, net of effects from acquisitions	(3,839)	1,371	(11,216)

Net cash provided by operating activities	56,946	127,435	41,721

Investing activities:
Proceeds from sale and maturities of investment securities	1,438	625	4,353
Loans to subsidiaries less repayments, net	(8,700)	(1,200)	1,000
Investments in unconsolidated subsidiaries	(2,011)	—	—
Purchases of investment securities	(500)	—	—
Payment for acquisitions, net of cash acquired	—	(73,846)	(9,394)

Net cash used in investing activities	(9,773)	(74,421)	(4,041)

Financing activities:
Proceeds from:
Exercise of stock options	3,910	7,559	4,718
Borrowings	20,000	35,000	10,000
Issuance of junior subordinated debentures	67,011	—	—
Repayment of borrowings	(37,000)	(10,000)	(6,000)
Purchase of treasury stock	(56,826)	(49,174)	(30,945)
Cash dividends paid	(29,257)	(26,411)	(16,295)

Net cash used in financing activities	(32,162)	(43,026)	(38,522)

Increase (decrease) in cash and cash equivalents	15,011	9,988	(842)
Cash and cash equivalents at beginning of year	23,106	13,118	13,960

Cash and cash equivalents at end of year	$38,117	23,106	13,118

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

22. Selected Quarterly Financial Data (Unaudited)

The following are the consolidated results of operations on a quarterly basis:

	Year Ended December 31, 2005				Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$111,524	116,764	122,044	128,324	$102,007	103,378	105,639	110,149
Interest expense	43,985	49,686	55,920	64,306	37,978	38,208	41,080	42,619

Net interest income	67,539	67,078	66,124	64,018	64,029	65,170	64,559	67,530
Provision for loan losses	—	—	480	1,500	300	280	350	285

Net interest income after provision for loan losses	67,539	67,078	65,644	62,518	63,729	64,890	64,209	67,245
Net gain on sale of assets	4,508	2,640	2,609	4,266	5,249	1,694	3,208	971
Income from real estate operations	—	166	—	2,762	1,102	2,509	1,650	1,396
Deposit account service charges	7,646	8,769	9,342	9,436	7,856	8,721	8,848	8,687
Other income	6,125	6,821	8,409	7,677	6,608	6,655	6,269	6,631

Total non-interest income	18,279	18,396	20,360	24,141	20,815	19,579	19,975	17,685
Non-interest expense	48,599	47,040	45,499	44,936	47,310	45,681	45,922	46,903

Income before income taxes	37,219	38,434	40,505	41,723	37,234	38,788	38,262	38,027
Income tax expense	13,042	13,375	13,520	14,591	12,440	12,818	12,676	12,855

Net income	$24,177	25,059	26,985	27,132	$24,794	25,970	25,586	25,172

Basic earnings per share	$.73	.78	.84	.85	$.75	.79	.78	.76
Diluted earnings per share	.72	.76	.83	.83	.73	.77	.77	.74

Dividends declared per common share	.23	.23	.23	.23	.21	.21	.21	.21

MAF Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

23. Subsequent Event

On February 1, 2006, the Company completed its previously announced acquisition of Elgin, Illinois-based EFC Bancorp, Inc. (“EFC”), in a cash and stock transaction. The Company paid $71.6 million in cash and issued 2.34 million shares, and remaining options to purchase EFC common stock were converted into options to purchase a total of 168,690 shares of the Company’s common stock. The acquisition was accounted for under the purchase method as of the closing date. The amount of goodwill and core deposit intangibles to be recorded is estimated at approximately $97 million. At January 31, 2006, EFC had $1.1 billion in total assets, $703.4 million in deposits and $82.5 million in stockholders’ equity. The acquisition added seven offices to the Bank’s branch network, with offices in Kane and Cook Counties, Illinois. The Company funded the cash portion of the merger consideration primarily through an increase in its unsecured bank term loan in the amount of $52 million.

The following table summarizes the preliminary estimate of fair value of the assets acquired and liabilities assumed at the date of acquisition of EFC:

(Dollar in thousands)
Cash	$17,639
Investment Securities	95,529
FHLB of Chicago stock	12,623
Mortgage-backed securities	7,988
Loans	859,455
Allowance for loan losses	(4,294)
Premises	31,054
Other assets	54,436
Goodwill	83,854
Core deposit intangibles	13,478

Total assets acquired	$1,171,762

Deposits	$686,659
Borrowings	262,023
Other liabilities	8,948
Total liabilities assumed	957,630

Net assets acquired	$214,132

The $83.9 million of goodwill was assigned to the banking segment. The core deposit intangible has an estimated life of ten years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

As of December 31, 2005, we also evaluated the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act and Rule 13a-15(f) under the

Securities Exchange Act of 1934. The report of our Chief Executive Officer and Chief Financial Officer regarding management’s internal control assessment is included in Item 8 and incorporated herein by reference.

In order to produce reliable financial statements, management is responsible for establishing and maintaining effective internal controls over financial reporting. Management evaluates the effectiveness of its system of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Actions are taken to address potential control deficiencies that are identified. During 2005, we continued to enhance reconciliation controls along with a strengthened information technology change management process to improve controls over ongoing modification to programs and data. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The audit committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control. KPMG LLP, independent registered public accounting firm, and the Company’s internal auditors have direct and confidential access to the audit committee.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the registrant is included in the registrant’s proxy statement under the headings “Election of Directors” and “Transactions with Certain Related Persons and Other Information,” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company included in this Form 10-K is included in “Item 1. Business.” Information regarding beneficial ownership reporting compliance is included in the Company’s proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated by reference.

The Company has adopted a code of ethics as required by the listing standards of the Nasdaq National Market and the SEC. This code applies to all of its directors, officers and employees. The Company has also adopted a charter for each of its audit committee, administrative/compensation committee and nominating and corporate governance committee and has posted the code of ethics, the committee charters and other governance information on the Company’s website at www.mafbancorp.com. The Company will post on its website any amendments to the code of ethics and waivers, if any, applicable to any of its directors or executive officers. The foregoing information will also be available in print and free of charge to any shareholder who requests such information.

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

Equity Compensation Plans

The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2005:

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Plan Category	(A)		(B)	(C)
Equity compensation plans approved by security holders	3,419,502	(1)(2)	$32.33	160,610
Equity compensation plans not approved by security holders	—		—	10,029	(3)

Total	3,419,502		$32.33	170,639

(1)	Includes 60,553 stock options exercisable at a weighted average price of $21.20 per share relating to options granted under plans of acquired entities that were converted into MAF Bancorp stock options. No further grants will be made under such plans.
(2)	Includes 43,398 restricted stock units granted to certain employees.
(3)	Represents shares reserved for issuance under deferred compensation plans, which shares may be issued to executive officers and directors, if any, electing to defer cash compensation otherwise payable to them. The number of shares allocated to plan participants is determined based on the fair market value of shares at the time of compensation deferral.

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

Consolidated Statements of Financial Condition at December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

(a)(3)	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Reorganization dated June 29, 2005, by and between MAF Bancorp, Inc. and EFC Bancorp, Inc. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K (File No. 0-18121) dated June 29, 2005).

3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000).

3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s September 30, 2003 Form 10-Q (File No. 0-18121)).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit No. 10. Material Contracts

10.1	Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.4 to Registrant’s June 30, 1992 Form 10-K (File No. 0-18121)).*

10.2	MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s June 30, 1999 Form 10-Q and to Exhibit A to Registrant’s Proxy Statement, dated March 23, 1998 (File No. 0-18121), relating to the 1998 Annual Meeting of Shareholders).*

10.3	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s December 31, 2000 Form 10-K (File No. 0-18121)).*

10.4	MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended.*+

10.5	Amendment dated June 22, 1999 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.3 to Registrant’s June 30, 1999 Form 10-Q (File No. 0-18121)).*

10.6	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.5 to Registrant’s December 31, 2000 Form 10-K (File No. 0-18121)).*

10.7	MAF Bancorp, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit B filed as part of Registrant’s Proxy Statement dated March 23, 2001 (File No. 0-18121), relating to the 2001 Annual Meeting of Shareholders).*

10.8	MAF Bancorp, Inc. Incentive Compensation Plan. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form S-4/A dated October 14, 2003, Registration No. 333-108742).*

10.9	Form of Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.9 to Registrant’s December 31, 2004 Form 10-K (File No. 0-18121)).*

10.10	Form of Incentive Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.10 to Registrant’s December 31, 2004 Form 10-K (File No. 0-18121)).*

10.11	Form of Annual Incentive Compensation Award Agreement.*+

10.12	Form of Long-Term Incentive Compensation Award Agreement.*+

10.13	Form of Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to Registrant’s September 30, 2005 Form 10-Q (File No. 0-18121)).*

10.14	St. Francis Capital Corporation 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation (File No. 0-21298) with the Commission on September 29, 1993, Registration No. 33-70012).*

10.15	St. Francis Capital Corporation 1997 Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Form S-8 Registration Statement filed by St. Francis Capital Corporation (File No. 0-21298) with the Commission on April 2, 1999, Registration No. 333-24057).*

10.16	Amendment dated November 21, 2003 to the St. Francis Capital Corporation 1993 Incentive Stock Option Plan, and 1997 Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 99.4 to the Form S-8 Registration Statement filed by MAF Bancorp, Inc. (File No. 0-18121) with the Commission on December 5, 2003, Registration No. 333-110986).*

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+	Filed herewith.

10.17	Amended and Restated EFC Bancorp, Inc. 1998 Stock-Based Incentive Plan (Incorporated herein by reference to Appendix A to the EFC Bancorp, Inc. Proxy Statement, dated March 26, 1999, relating to the 1999 Annual Meeting of Shareholders (File No. 1-13605)).*

10.18	Credit Agreement dated as of January 31, 2006, between MAF Bancorp, Inc. and Harris N.A.+

10.19	Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.8 to Registrant’s June 30, 1990 Form 10-K (File No. 0-18121)).*

10.20	Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.2 to Registrant’s June 30, 2001 Form 10-Q (File No. 0-18121)).*

10.21	Mid America Bank, fsb Directors’ Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10.10 to Registrant’s December 31, 1997 Form 10-K (File No. 0-18121)).*

10.22	Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10.11 to Registrant’s December 31, 1997 Form 10-K (File No. 0-18121)).*

10.23	Deferred Compensation Agreement dated January 1, 1999 between St. Francis Bank, F.S.B. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.25 to Registrant’s Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.24	Deferred Compensation Agreements dated January 1, 1998, January 1, 1996, January 19, 1994 and November 18, 1987 between St. Francis Capital Corporation, St. Francis Bank, F.S.B., Bank Wisconsin and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.26 to Registrant’s Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.25	Deferred Compensation Agreement dated January 1, 1996, as amended, between St. Francis Capital Corporation, St. Francis Bank, F.S.B., Bank Wisconsin and Edward W. Mentzer. (Incorporated herein by reference to Exhibit No. 10.26 to Registrant’s December 31, 2004 Form 10-K (File No. 0-18121)).*

10.26	Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.13 to Registrant’s December 31, 1998 Form 10-K (File No. 0-18121)).*

10.27	Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.1 to Registrant’s March 31, 2001 Form 10-Q (File No. 0-18121)).*

10.28	Fidelity Federal Savings Bank Supplemental Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.33 to Registrant’s Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.29	Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

10.30	Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

10.31	Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal, and various officers. *+

10.32	Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal, and various officers. *+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+	Filed herewith.

10.33	Special Termination Agreement between Mid America Bank, fsb, and Edward A. Karasek (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 0-18121)).*+

10.34	Employment Agreement between MAF Bancorp, Inc. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.38 to Registrant’s Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.35	Employment Agreement between Mid America Bank, fsb and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.39 to Registrant’s Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.36	Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.40 to Registrant’s Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.37	Employment Agreement, as amended between Mid America Bank, fsb, and James Eckel (Incorporated herein by reference to Exhibit 10.1 to Registrant’s March 31, 2005 Form 10-Q (File No. 0-18121)).*

Exhibit No. 12	Statements re: Computation of ratio of earnings to fixed charges. +

Exhibit No. 21	Subsidiaries of the Registrant.+

Exhibit No. 23	Consent of KPMG LLP.+

Exhibit No. 24	Power of Attorney (Included on Signature Page)

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

By:	/s/ Allen H. Koranda
Allen H. Koranda
Chairman of the Board and Chief Executive Officer

March 13, 2006
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

/s/ Allen H. Koranda	March 13, 2006
Allen H. Koranda	(Date)
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jerry A. Weberling	March 13, 2006
Jerry A. Weberling	(Date)
Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ Christine Roberg	March 13, 2006
Christine Roberg	(Date)
First Vice President and Controller (Principal Accounting Officer)

/s/ Kenneth R. Koranda	March 13, 2006
Kenneth R. Koranda	(Date)
Vice Chairman of the Board

/s/ Robert J. Bowles, M.D.	March 13, 2006
Robert J. Bowles, M.D.	(Date)
Director

/s/ David C. Burba	March 13, 2006
David C. Burba	(Date)
Director

/s/ Terry A. Ekl	March 13, 2006
Terry A. Ekl	(Date)
Director

/s/ Harris W. Fawell	March 13, 2006
Harris W. Fawell	(Date)
Director

/s/ Leo M. Flanagan, Jr.	March 13, 2006
Leo M. Flanagan, Jr.	(Date)
Director

/s/ Joe F. Hanauer	March 13, 2006
Joe F. Hanauer	(Date)
Director

/s/ Barbara L. Lamb	March 13, 2006
Barbara L. Lamb	(Date)
Director

/s/ Edward W. Mentzer	March 13, 2006
Edward W. Mentzer	(Date)
Director

/s/ Thomas R. Perz	March 13, 2006
Thomas R. Perz	(Date)
Director

/s/ Raymond S. Stolarczyk	March 13, 2006
Raymond S. Stolarczyk	(Date)
Director

/s/ F. William Trescott	March 13, 2006
F. William Trescott	(Date)
Director

/s/ Lois B. Vasto	March 13, 2006
Lois B. Vasto	(Date)
Director

/s/ Andrew J. Zych	March 13, 2006
Andrew J. Zych	(Date)
Director

EXHIBIT INDEX

Exhibit No. 10.4	MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended.*+

Exhibit No. 10.11	Form of Annual Incentive Compensation Award Agreement.*+

Exhibit No. 10.12	Form of Long-Term Incentive Compensation Award Agreement.*+

Exhibit No. 10.18	Credit Agreement dated as of January 31, 2006, between MAF Bancorp, Inc. and Harris N.A.+

Exhibit No. 10.29	Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

Exhibit No. 10.30	Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling.*+

Exhibit No. 10.31	Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and Kenneth Rusdal, and various officers. *+

Exhibit No. 10.32	Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and Kenneth Rusdal, and various officers. *+

Exhibit No. 12	Statements re: computation of ratio of earnings to fixed charges.+

Exhibit No. 21	Subsidiaries of the Registrant.+

Exhibit No. 23	Consent of KPMG LLP.+

Exhibit No. 24	Power of Attorney (Included on Signature Page).+

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.