Form 10-Q
period 2006-03-31
MAF BANCORP INC
filed 2006-05-10
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒                    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                    No  ☒

The number of shares of common stock outstanding as of May 5, 2006: 33,643,616

Part I.  Financial Information

Item 1.  Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$137,302	183,799
Interest-bearing deposits	42,449	38,491
Federal funds sold	89,538	23,739

Total cash and cash equivalents	269,289	246,029
Investment securities available for sale, at fair value	517,712	475,152
Stock in Federal Home Loan Bank of Chicago, at cost	178,286	165,663
Mortgage-backed securities available for sale, at fair value	1,290,935	1,313,409
Mortgage-backed securities held to maturity (fair value $227,020 and $237,489)	235,491	243,161
Loans receivable held for sale	104,777	114,482
Loans receivable, net	8,067,536	7,211,237
Allowance for loan losses	(41,021)	(36,495)

Loans receivable, net of allowance for loan losses	8,026,515	7,174,742

Accrued interest receivable	49,248	44,339
Foreclosed real estate	2,275	789
Real estate held for development or sale	55,082	50,066
Premises and equipment, net	180,401	149,312
Bank-owned life insurance	128,688	107,253
Goodwill	388,070	304,251
Intangibles, net	43,324	30,171
Other assets	63,969	68,685

Total assets	$11,534,062	10,487,504

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$6,895,974	6,197,503
Borrowed funds	3,306,934	3,057,669
Junior subordinated debentures	67,011	67,011
Advances by borrowers for taxes and insurance	50,060	45,115
Accrued expenses and other liabilities	147,779	142,027

Total liabilities	10,467,758	9,509,325

Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 34,499,494 and 33,634,642 shares issued; 33,854,382 and 32,066,721 shares outstanding	345	336
Additional paid-in capital	568,191	527,131
Retained earnings, substantially restricted	550,710	537,140
Accumulated other comprehensive loss, net of tax	(25,134)	(19,391)
Treasury stock, at cost; 645,112 and 1,567,921 shares	(27,808)	(67,037)

Total stockholders’ equity	1,066,304	978,179

	$11,534,062	10,487,504

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended, March 31,
	2006	2005
Interest income:
Loans receivable	$115,786	89,827
Mortgage-backed securities available for sale	14,765	9,586
Mortgage-backed securities held to maturity	2,682	3,060
Federal Home Loan Bank of Chicago stock	1,308	4,248
Investment securities available for sale	5,650	3,765
Interest-bearing deposits and federal funds sold	1,324	1,038

Total interest income	141,515	111,524

Interest expense:
Deposits	38,552	21,843
Borrowed funds	34,494	22,142
Junior subordinated debentures	1,027	-

Total interest expense	74,073	43,985

Net interest income	67,442	67,539
Provision for loan losses	400	-

Net interest income after provision for loan losses	67,042	67,539

Non-interest income:
Net gain (loss) on sale of:
Loans receivable	2,980	3,876
Investment securities	—	498
Foreclosed real estate	(43)	134
Deposit account service charges	8,722	7,646
Other loan fees	1,916	1,140
Bank-owned life insurance	1,494	945
Brokerage and insurance commissions	1,507	1,158
Loan servicing fees	785	681
Valuation recovery on mortgage servicing rights	—	125
Real estate operations	852	—
Other	2,494	2,076

Total non-interest income	20,707	18,279

Non-interest expense:
Compensation and benefits	27,433	27,074
Office occupancy and equipment	7,989	6,981
Advertising and promotion	1,739	2,001
Data processing	2,666	2,044
Amortization of core deposit intangibles	1,016	737
Other	8,825	9,762

Total non-interest expense	49,668	48,599

Income before income taxes	38,081	37,219
Income taxes	13,001	13,042

Net income	$25,080	24,177

Basic earnings per share	.75	.73
Diluted earnings per share	.74	.72

Average common and common equivalent shares outstanding:
Basic	33,377,094	32,937,772
Diluted	34,018,127	33,685,672

Dividends declared per common share	.25	.23

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2006
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock	Total
Balance at December 31, 2005	$336	527,131	537,140	(19,391)	(67,037)	978,179

Comprehensive income:
Net income	—	—	25,080	—	—	25,080
Other comprehensive loss, net of tax:
Unrealized loss on available for sale investments during the period	—	—	—	(5,743)	—	(5,743)

Total comprehensive income	—	—	25,080	(5,743)	—	19,337

Exercise of 193,233 stock options and reissuance of treasury stock from option exercises and 7,869 shares from restricted stock unit awards	1	1,394	(2,985)	—	4,866	3,276
Issuance of 2,343,186 shares for the acquisition of EFC Bancorp and conversion of 168,690 EFC Bancorp stock options .	8	38,905	—	—	66,138	105,051
Tax benefits from stock-related compensation	—	761	—	—	—	761
Purchase of 738,005 shares of treasury stock	—	—	—	—	(31,775)	(31,775)
Cash dividends declared, $.25 per share	—	—	(8,525)	—	—	(8,525)

Balance at March 31, 2006	$345	568,191	550,710	(25,134)	(27,808)	1,066,304

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$25,080	24,177
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and deferred loan fees	714	(2,890)
Provision for loan losses	400	—
FHLB of Chicago stock dividends	—	(4,202)
Net gain on sale of loans receivable	(2,980)	(3,876)
Net gain on sale of investment and mortgage-backed securities	—	(498)
Net gain on real estate held for development or sale	(852)	—
Amortization and recovery of mortgage servicing rights, net	1,201	1,653
Depreciation and amortization	4,080	3,621
Amortization of core deposit intangibles	1,016	737
Deferred income tax expense (benefit)	1,183	(683)
Decrease in accrued interest receivable	(244)	(902)
Increase in cash surrender value of bank-owned life insurance	(1,494)	(946)
Net decrease in other assets and liabilities, net of effects from acquisitions	3,792	6,644
Tax benefit for stock options exercised	761	58
Excess tax benefits realized on exercise of stock compensation	(750)	—
Loans originated and purchased for sale	(246,232)	(143,013)
Sale of loans originated and purchased for sale	258,126	234,400

Net cash provided by operating activities	43,801	114,280

Investing activities:
Loans originated and purchased for investment	(591,563)	(670,099)
Principal repayments on loans receivable	588,910	594,677
Principal repayments on mortgage-backed securities	66,542	61,176
Proceeds from maturities of investment securities available for sale	43,749	4,574
Proceeds from sale of:
Investment securities available for sale	34,484	25,506
Real estate held for development or sale	5,633	908
Stock in Federal Home Loan Bank of Chicago	—	49,202
Purchases of:
Investment securities available for sale	(27,145)	(45,000)
Mortgage-backed securities available for sale	(36,237)	(158,899)
Real estate held for development or sale	(9,704)	(3,986)
Premises and equipment	(4,081)	(2,105)
Cash paid for acquisitions, net of cash received	(46,883)	—

Net cash provided by (used in) investing activities	23,705	(144,046)

Financing Activities:
Proceeds from:
FHLB of Chicago advances	620,000	80,000
Unsecured bank term loan	52,000	—
Unsecured line of credit	10,000	20,000
Reverse repurchase agreements	50,000	50,000
Repayments of:
FHLB of Chicago advances	(625,000)	(171,563)
Reverse repurchase agreements	(100,000)	—
Net increase (decrease) in:
Deposits	(3,362)	79,810
Other short-term borrowings	(19,505)	(1,097)
Advances by borrowers for taxes and insurance	2,382	1,472
Proceeds from exercise of stock options	7,639	609
Excess tax benefits realized on exercise of stock compensation	750	—
Purchase of treasury stock	(31,775)	(27,852)
Cash dividends paid	(7,375)	(6,959)

Net cash provided by (used in) financing activities	(44,246)	24,420

	Three Months Ended March 31,
	2006	2005
Increase (decrease) in cash and cash equivalents	23,260	(5,346)
Cash and cash equivalents at beginning of year	246,029	246,998

Cash and cash equivalents at end of year	$269,289	241,652

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$69,397	39,802
Income taxes	1,684	3,449
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	1,531	757
Loans receivable swapped into mortgage-backed securities	—	40,887
Treasury stock received for withholding tax liability related to stock option exercises and restricted stock unit vesting (6,769 and 186 shares)	290	8
Treasury stock received for stock option exercises (11,853 and 0 shares)	508	—
Transfer of equity lines of credit from loans receivable, net, to loans receivable held for sale	—	76,843

Acquisition:
Assets acquired	$1,052,353	—
Common stock issued	100,977	—

Cash paid	(68,350)	—
Cash acquired	21,467	—

Net cash paid for acquisitions	(46,883)	—

See accompanying Notes to Consolidated Financial Statements.

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In our opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of MAF Bancorp, Inc., or Company, Mid America Bank, fsb including subsidiaries, or Bank, and MAF Developments, Inc., or MAFD, for the three-month periods ended March 31, 2006 and 2005, and as of March 31, 2006 and December 31, 2005. All material intercompany balances and transactions have been eliminated in consolidation.

(2) Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(3) Reclassifications

Certain reclassifications of 2005 amounts have been made to conform with the current period presentation.

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

	For the Three Months Ended March 31,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$ 25,080	33,377,094	$.75	$ 24,177	32,937,772	$.73

Effect of dilutive securities:
Stock options		641,033			747,900

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$ 25,080	34,018,127	$.74	$ 24,177	33,685,672	$.72

(5) Business Combinations

On February 1, 2006, we completed our acquisition of EFC Bancorp, Inc., or EFC, in a cash and stock transaction valued at $176.6 million. We paid $71.6 million in cash, issued 2.34 million shares and assumed EFC stock options. We funded the cash portion of the merger consideration primarily through a $52 million increase in our unsecured term bank loan. At the time of acquisition, EFC had total assets of approximately $1.1 billion, loans receivable of $865.2 million, deposits of $703.4 million and borrowings of $258.9 million. The closing of the EFC merger resulted in an overall increase in goodwill and core deposit intangibles of $97.2 million. The merger provided seven additional branch locations in the Chicago area.

(6) Goodwill and Intangible Assets

Goodwill had a net carrying amount of $388.1 million at March 31, 2006 and $304.3 million at December 31, 2005. The increase in goodwill was due to $83.7 million related to our EFC Bancorp, Inc., or EFC, acquisition in the current quarter, as well as $139,000 related to a prior acquisition tax adjustment. We evaluate goodwill for impairment at least annually. Our prior evaluation was performed as of May 31, 2005, and no impairment was deemed necessary as a result of our analysis.

The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2005	$10,164	20,007	30,171
Additions	13,478	1,892	15,370
Amortization expense	(1,016)	(1,201)	(2,217)

Balance at March 31, 2006	$22,626	20,698	43,324

_______________
(1)	The estimated fair values of mortgage servicing rights at March 31, 2006 and December 31, 2005 were $29.9 million and $29.0 million, respectively.

The following is a summary of intangible assets subject to amortization:

	At March 31, 2006		At December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$40,055	(17,429)	26,577	(16,413)
Mortgage servicing rights	28,577	(7,879)	26,685	(6,678)

Total	$68,632	(25,308)	53,262	(23,091)

Amortization expense for core deposit intangibles and mortgage servicing rights for the three months ended March 31, 2006, and estimates for the nine months ending December 31, 2006, and five years thereafter are as follows. These estimates are based on the net carrying amount of our core deposit intangibles and mortgage servicing rights as of March 31, 2006.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the three months ended March 31, 2006	$1,016	1,201
Estimated Amortization Expense:
For the nine months ending December 31, 2006	3,300	3,700
For the year ending December 31, 2007	3,500	4,100
For the year ending December 31, 2008	2,900	3,400
For the year ending December 31, 2009	1,200	2,800
For the year ending December 31, 2010	1,100	2,400
For the year ending December 31, 2011	1,100	2,000

(7) Share-Based Incentive Plans

In July 2003, the MAF Bancorp Incentive Compensation Plan, the Incentive Plan, was adopted and later approved by shareholders in November 2003. All stock option and equity awards are now made under the Incentive Plan. Under the Incentive Plan, a variety of different types of awards may be granted to directors and employees, including stock options, stock appreciation rights, restricted shares, performance shares, restricted and performance share units, cash awards, awards under deferred compensation or similar plans, and other incentive awards.

The Incentive Plan provides for the grant of various equity awards, including incentive and non-qualified stock option awards to employees and directors. Stock options have also been granted to employees and directors under prior stock option plans. Under the plans, options are granted at an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. At exercise, we issue treasury shares to satisfy stock option exercises, as available. Our shareholders have approved all stock option plans. We recorded expense in the current quarter of $1,578 related to 500 options that remain subject to vesting and will become fully vested in December 2006.

We have also granted restricted stock units, or RSUs, to employees. An RSU award entitles the recipient to receive a like number of shares of our stock on certain designated vesting dates, assuming their employment is still active as of such dates. RSUs granted in 2005 vest ratably over a three-year period while RSUs granted in 2004 and 2003 vest on various dates during a period that ends five years from the date of grant. At the date of vesting, shares of common stock are issued to the employee. We expense the fair market value of RSUs, determined as of the date of grant, ratably over the vesting period and this expense totaled $112,166 and $99,361 for the three-month period ended March 31, 2006 and 2005, respectively.

Prior to January 1, 2006, we elected to apply Accounting Principles Board, or APB, No. 25 and related interpretations under SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pursuant to the guidance in these pronouncements, we did not record compensation expense under our plans related to stock options.

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments.” SFAS No. 123R requires us to recognize compensation expense in an amount equal to the fair value of all share-based payments. We elected to apply SFAS 123R on a modified prospective method, which requires us to record compensation expense for newly granted options and over the remaining vesting period for previous awards that were fully or partially unvested as of the date of adoption of SFAS No. 123R. Also, under the modified prospective method, the financial statements for prior periods do not reflect any adjusted amounts. We utilize the Black-Scholes option-pricing model in determining the impact to our net income and earnings per share.

In connection with stock options exercised during the first quarter of 2006, we received $3.2 million of cash from the exercise of the options. In addition, we realized $761,000 in tax benefit from these exercises. Participants in the stock option plans realized an intrinsic value of $4.5 million from the exercise of these options during the first quarter 2006.

In 2004 and 2005, stock options were immediately vested and therefore there is no associated compensation expense to be recorded. Historically, a portion of directors and executive officers compensation has consisted of stock option awards. A summary of the status of our unvested stock options as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

	Number of Options	Weighted average grant- date fair value ($)
Unvested options at December 31, 2005	500	$42.07
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested options at March 31, 2006	500	42.07

The total compensation cost related to nonvested stock options that have not yet been recognized totaled $4,734 and the weighted average period which these costs are expected to be recognized is nine months. The weighted average life of the unvested stock options was 8.21 years.

A summary of activity under our share-based incentive plans for the quarter ended March 31, 2006, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Options outstanding at December 31, 2005	3,376,104	$32.75
Plus:
Options granted	—	—
Conversion of EFC options to MAFB options	168,690	18.97
Less:
Options exercised	(193,233)	19.31
Options cancelled or expired	(2,000)	31.88

Options outstanding at March 31, 2006	3,349,561	32.83	6.00	36,683

Options exercisable at March 31, 2006	3,349,061	32.83	6.00	36,661

	Number of RSUs	Weighted average grant date fair value	Weighted average term to vest (in years)	Aggregate intrinsic value(3) (in thousands)
RSUs outstanding at December 31, 2005	43,398	$43.69
Plus: RSUs granted	1,300	43.86
Less:
RSUs vested	(4,240)	44.74
RSUs cancelled	(1,638)	43.57

RSUs outstanding at March 31, 2006(2)	38,820	43.58	2.05	$1,699

(1)	Intrinsic value represents the difference in the weighted average exercise price and the market price of the options exercisable at period end.
(2)	The end of period balances consist only of unvested shares.
(3)	RSU intrinsic value represents the market price of the outstanding units at period end.

There remain available 163,206 shares for grant of share-based awards under the Incentive Plan.

Awards granted and vested prior to our implementation of SFAS No. 123R were accounted for under APB 25 and related interpretations. Accordingly, no stock-based employee compensation expense is reflected in the calculation of net income in the Consolidated Statements of Operations for the period ending March 31, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. Pro forma net income and net income per share, as if we had applied SFAS No. 123R to stock-based compensation for periods presented prior to our adoption, are as follows:

For the three months ended March 31, 2005 (in thousands, except per share data)
Net income, as reported	$24,177
Deduct: total stock option employee compensation expense determined using the Black-Scholes method for all awards, net of related tax effects	528

Pro-forma net income	$23,649

Basic Earnings per Share
As Reported	$.73

Pro-forma	.72

Diluted Earnings Per Share
As Reported	.72

Pro-forma	.72

(8) Post-Retirement Plans

We sponsor a supplemental executive retirement plan, or SERP, for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. We also sponsor a partially subsidized group long term medical plan for the purpose of providing certain former employees post-retirement medical benefits. The benefits under the SERP and long-term medical plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The group long-term medical plan was amended January 1, 2005, to eliminate the retiree subsidy for all non-retired participants effective January 1, 2006. Employees who retired prior to 2006 are grandfathered and depending on years of service, up to 40% of the premium and projected claim costs continue to be subsidized.

The components of the net periodic benefit cost to our post-retirement plans are as follows:

	For the Three Months Ended March 31,
	SERP		Long-term medical plan
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$233	204	—	—
Interest cost	114	96	6	8
Amortization of unrecognized prior service cost	—	—	15	11
Amortization of unrecognized net loss	18	13	(29)	(29)

Net periodic benefit cost	$365	313	(8)	(10)

(9) Commitments and Contingencies

At March 31, 2006, we had outstanding commitments to originate and fund loans of $822.6 million, including $248.2 million of fixed-rate loans and $449.0 million of primarily hybrid adjustable-rate loans with initial fixed-rate terms of 3, 5 or 7 years and $125.4 million of home equity lines of credit. Prospective borrowers had locked the interest rate on $150.4 million of these commitments, of which $59.1 million were fixed-rate mortgage or equity loans, with rates ranging from 5% to 11.375%, and $91.3 million were adjustable rate loans with rates ranging from 3.5% to 13.125%. The interest rates on the remaining commitments of $672.2 million float at current market rates. Included in the outstanding commitments were $120.9 million of business banking loans. In addition, at March 31, 2006, we had outstanding forward commitments to sell $134.8 million of mortgage and equity loans of which $68.7 million relate to loans held for sale and $66.1 million are unfunded as of March 31, 2006.

At March 31, 2006, we had outstanding standby letters of credit, excluding those related to our own land development projects, totaling $99.9 million. Of this amount, $13.1 million is comprised of letters of credit to enhance industrial revenue bond financings of commercial real estate in our market. Additionally, we had outstanding standby letters of credit totaling $22.1 million related to our real estate development projects.

We could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless.

At March 31, 2006, we had $14.3 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program, or MPF, $32.9 million of loans sold with recourse to other investors, and approximately $32.2 million of credit risk related to loans with private mortgage insurance in force in the Bank’s captive reinsurance subsidiary. There are no expected losses and no recorded liabilities at March 31, 2006 for such exposure.

(10) Segment Information

We utilize the “management approach” for segment reporting. This approach is based on the way that we organize lines of business for making operating decisions and assessing performance. Currently, we have two segments. The Banking segment includes our lending and deposit gathering operations as well as other financial services we offer to individual and business customers. The business of our Real Estate Operations segment primarily involves land acquisitions, obtaining necessary zoning and regulatory approvals and improving raw land into developed residential lots for sale to builders. All goodwill has been allocated to the Banking segment. Selected segment information is included in the table below:

	Three Months Ended March 31,
	2006			2005
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$141,515	—	141,515	111,524	—	111,524
Interest expense	74,001	72	74,073	44,017	(32)	43,985

Net interest income	67,514	(72)	67,442	67,507	32	67,539
Provision for loan losses	400	—	400	—	—	—
Non-interest income	19,855	852	20,707	18,279	—	18,279
Non-interest expense	45,253	336	45,589	44,595	442	45,037
Depreciation expense	4,064	15	4,079	3,540	22	3,562

Income (loss) before income taxes	37,652	429	38,081	37,651	(432)	37,219
Income tax expense (benefit)	12,831	170	13,001	13,249	(207)	13,042

Net income (loss)	$24,821	259	25,080	24,402	(225)	24,177

Average assets	$11,080,951	68,352	11,149,303	9,620,001	38,496	9,658,497

(11) New Accounting Pronouncements

Accounting for Servicing of Financial Assets. In March 2006, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires an entity to recognize servicing assets each time it undertakes an obligation to service a financial asset when 1) entering into a servicing contract when a transfer of assets meets the requirements for sale accounting, 2) the transfer is to a special purpose entity in a guaranteed mortgage securitization and the transferor retains the securitized asset, or 3) is an acquisition or assumption of an obligation to service a financial asset not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. We intend to adopt this pronouncement January 1, 2007, and we do not expect this implementation to have a material effect on our financial results.

Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006.

The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We do not expect this implementation to have a material effect on our financial results.

Other-Than-Temporary Impairment. FASB Staff Position on SFAS No. 115-1 and SFAS No. 124-1, or the “FSP”, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material effect on our financial results.

Accounting Changes and Error Corrections. In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. This statement became effective, on a prospective basis, for fiscal years beginning after December 15, 2005. This implementation did not have a material affect on our financial results.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “ Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could reduce the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized at acquisition for those loans that qualify under the scope of SOP 03-3. Subsequent to the initial acquisition, increases in expected cash flows generally would be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows would be recognized as impairment. SOP 03-3 was effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. We adopted the statement in 2005 and applied this SOP for the EFC acquisition in the first quarter of 2006, which did not have a material affect on our financial results.

Item 1A. Risk Factors

Not applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-

looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates or further flattening or inversion of the yield curve, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, higher than expected compliance costs, changes in economic conditions which result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, financial services and residential real estate in the Company’s market areas, delays in our real estate development project, difficulties relating to the integration of the EFC acquisition and the possible short-term dilutive effect of the EFC acquisition or other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

MAF Bancorp, Inc. was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb (“Bank”), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Today, our bank is one of the largest community-oriented financial institutions headquartered in Chicago. Our primary business focus is providing financial services to retail and business banking customers in the Chicago and Milwaukee metropolitan area. Our strategy is to continue to grow our banking franchise through organic growth, selective acquisition and branch expansion. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc., or MAFD, a business we started in 1974.

We currently operate a total of 82 branches in Illinois and southeastern Wisconsin, 58 branches located in residential neighborhoods of the city of Chicago and throughout suburban communities in the Chicago metropolitan area, and 24 branches in the Milwaukee area that operate under the name of St. Francis Bank, a division of Mid America Bank, fsb. Since March 31, 2005, we added seven Illinois branches through our acquisition of EFC which closed in February 2006. We also opened three new branches in the suburban Chicago and Milwaukee communities during the past year.

On February 1, 2006, we completed our acquisition of EFC in a cash and stock transaction valued at $176.6 million, paying $71.6 million in cash, issuing 2.34 million shares and assuming EFC stock options. We funded the cash portion of the merger consideration primarily through a $52 million increase in our unsecured term bank loan. At the time of acquisition, EFC had total assets of approximately $1.1 billion, loans receivable of $865.2 million, deposits of $703.4 million and borrowings of $258.9 million. The closing of the EFC merger resulted in an overall increase in goodwill and core deposit intangibles of $97.2 million. As a result of the merger, we have expanded our Chicago area footprint with the addition of seven banking offices in northwest suburban Kane and Cook counties which operate under the Mid America Bank name. The data processing systems conversion was completed in mid-February 2006, although we do not expect to fully realize operational efficiency improvements until the second quarter of 2006. We do not expect the transaction to materially impact 2006 earnings per share results.

We expect to continue to evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or opportunities which allow us to expand outside our current primary market areas, as we have done in recent years. We intend to review acquisition opportunities across a variety of parameters, including the potential impact on our financial condition as well our financial performance in the future. We anticipate acquisitions could involve some tangible book value per share dilution and may involve short-term earnings per share dilution depending on our timing and success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Critical Accounting Policies and Estimates

Our financial condition and results of operations included here are prepared in conformity with U.S. generally accepted accounting principles, and are more fully described in Note 1 of the consolidated financial statements found in our Form 10-K for the fiscal year ended December 31, 2005, in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Our judgment is based on historical experience, terms of existing contracts, market trends, and other information available. We believe that of significant accounting policies, the following involve a higher degree of judgment and complexity:

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

Valuation of mortgage servicing rights. We capitalize the value of mortgage servicing rights upon the sale of loans. We determine the initial value by allocating the previous carrying amount of the sold loans based on the relative fair values of the servicing rights retained and the loans that are sold to a third party. The estimated value takes into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. The estimated value is also affected by additional assumptions relating to loan prepayment speeds, earnings on escrow funds, as well as the discount rate used to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights quarterly on a disaggregated basis using current estimates of prepayment speed, cash flow and discount rates. Changes in these estimates impact fair value, and could require us to record a valuation allowance or recovery. A recovery of previously written down servicing rights of $125,000 was recorded in the first quarter of 2005, due to lower prepayment estimates, reflective of a rising rate environment. There was no impairment reserve for mortgage servicing rights at March 31, 2006. Should estimates assumed by management regarding future prepayment speeds on the underlying loans supporting the mortgage servicing rights prove to be incorrect, additional valuation allowances could occur, or contrarily, valuation allowances could be recovered if changing estimates increase the fair value of mortgage servicing rights.

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

While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and related amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in an acquisition, the value of those mortgage loans we acquired may have been less and the goodwill we recorded may have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in the current period. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets, which adversely affect their value or shortens estimated lives, would adversely affect our results of operations. At March 31, 2006, our goodwill was $388.1 million and our identifiable intangible assets (core deposits) amounted to $22.6 million. We recorded $1.0 million and $737,000 of amortization of core deposit intangibles during the first three months of 2006 and 2005, respectively. There was no goodwill impairment recorded in the three month periods ended March 31, 2006, or 2005.

Real estate held for development. Income from real estate operations in our real estate developments is based on cash received less the cost of sales per lot. Cost of sales includes capitalized interest and an estimate of future costs to be incurred. The estimate of total project costs is reviewed on a quarterly basis by management. Estimates are subject to change for various reasons, including changes in the estimated duration of the project, changes in rules or requirements of the community where the project resides, soil and weather conditions, increased project budgets, as well as the general level of inflation. If these estimates are incorrect and either the expenses are greater than anticipated or the sales are slower than expected, we may have to expend additional funds or obtain borrowings to cover current improvement costs and our financial results could be negatively impacted.

Any change in future estimated cost will affect cost of sales amounts used to determine income from real estate operations from past sales. The resulting change in income is recognized in the period of change as either a charge or an addition to income from real estate operations. Additionally, we periodically evaluate the net realizable value from each project by considering factors such as pace of lot absorption, sources of funding and timing of disbursements. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. Currently, the estimated net realizable value of Springbank, our only project currently under development, exceeds the recorded cost of the project.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America, or GAAP. These measures include tangible book value per share, tangible stockholders’ equity to tangible assets ratio and annualized return on average tangible equity. We use these non-GAAP measures in our analysis of our performance and financial condition and believe this presentation provides useful supplemental information that is helpful in understanding our financial condition and results, as they provide a method to assess our success in managing and utilizing tangible capital. These disclosures should not be considered an alternative to GAAP, nor are they necessarily comparable to non-GAAP performance measures that might be presented by other companies.

Tangible Book Value Per Share

Tangible book value per share is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) common shares outstanding. The following table presents a reconciliation of stockholders’ equity to tangible stockholders’ equity (in thousands):

	3/31/06		12/31/05		3/31/05
	Amount	Per share	Amount	Per share	Amount	Per share
Stockholders’ equity - as reported	$1,066,304	$31.50	$978,179	$30.50	$953,070	$29.27
Goodwill	(388,070)	(11.46)	(304,251)	(9.49)	(305,166)	(9.37)
Core deposit intangibles	(22,626)	(.67)	(10,164)	(.32)	(12,329)	(.38)

Tangible stockholders’ equity	$655,608	$19.37	$663,764	$20.70	$635,575	$19.52

Return on Average Tangible Stockholders’ Equity

Return on average tangible stockholders’ equity is calculated by dividing (a) annualized net income by (b) average stockholders’ equity less the sum of average goodwill and core deposit intangibles. The following table presents a reconciliation of average stockholders’ equity to average tangible stockholders’ equity (in thousands):

	3/31/06	12/31/05	3/31/05
Average stockholders’ equity	$1,043,472	974,797	968,343
Average goodwill	(357,331)	(304,313)	(305,178)
Average core deposit intangibles	(18,712)	(10,633)	(12,812)

Average tangible stockholders’ equity	$667,429	659,851	650,353

Results of Operations for the Three Months Ended March 31, 2006 and 2005

First Quarter Financial and Operating Highlights

The following table highlights selected financial information and operating results for the three months ended March 31, 2006, and 2005:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Total assets	$11,534,062	9,715,529
Net income	25,080	24,177
Diluted earnings per share	.74	.72
Return on average assets(1)	.90%	1.00%
Return on average equity(1)	9.61	9.99
Return on average tangible equity(1),(2)	15.03	14.87
Efficiency ratio(3)	56.35	56.96

Loan sales	$ 255,937	230,732

(1)	Annualized.
(2)	See “Non-GAAP Financial Information” starting on page 16.
(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain (loss) on sale of mortgage-backed and investment securities and mortgage servicing rights.

•	We completed our acquisition and related data processing conversion of EFC during the quarter. The majority of our growth in average earning assets in the first three months of 2006 is attributable to the acquisition. At the time of the merger, EFC had total assets of $1.1 billion. We have expanded our Chicago area footprint by seven banking offices acquired through the EFC acquisition.

•	We continued to diversify our loan portfolio during the quarter, shifting our non one- to four-family loans to 25% of our loan portfolio, from 22% a year ago.

•	We completed $255.9 million in loan sales during the quarter compared to $230.7 million the period a year ago, reflecting our strategy to sell more adjustable-rate products in the lower net interest margin environment. Our loan sale gains decreased due to lower sales of higher-margin equity lines of credit as compared to the prior year period.

•	Income from real estate development was $852,000 in the first three months of 2006 from closings on lot sales in the first two units of Springbank.

•	Our non-interest expense remained stable, increasing 2.2% from the same period a year ago as modest increases in compensation and benefits from the acquisition of EFC were offset by decreases in incentive accruals and other expenses, such as professional fees and telephone expense. Our efficiency ratio has improved slightly from the same period a year ago, but increased from the 52.40% reported for the quarter ended December 31, 2005, reflecting the impact of the EFC acquisition.

•	We authorized a new stock repurchase program for up to 1.7 million shares during the quarter ended March 31, 2006, and completed the repurchase of 738,005 shares of our common stock for $31.8 million.

Net Income

We reported net income for the first quarter ended March 31, 2006 of $25.1 million, or $.74 per diluted share compared to net income of $24.2 million, or $.72 per diluted share in last year’s first quarter.

Net Interest Income and Net Interest Margin

Net interest income remained relatively unchanged at $67.4 million for the three months ended March 31, 2006, compared to $67.5 million for the three months ended March 31, 2005, due to a combination of rising short-term interest rates, a flattening yield curve, additional bank-owned life insurance investments, a reduced yield on FHLBC stock and higher deposit pricing due to the change in the mix of our customer deposits.

Average interest-earning assets for the first quarter of 2006 increased $1.33 billion, or 15% compared to the first quarter of 2005, approximately 49% of which was a result of the EFC acquisition. The balance of the increase in average interest-earning assets is due to the growth in loans receivable and mortgage-backed securities in the last three quarters of 2005, offset by redemptions of stock in the FHLB of Chicago, or FHLBC. Our net interest margin declined to 2.64% for the quarter compared to 3.04% in the previous year quarter, as the cost of interest-bearing liabilities increased faster than the yield on interest-earning assets in the rising rate environment. Core deposit growth has continued to be difficult as consumer preferences have shifted into higher-yielding certificate accounts in the current rate environment, which has also increased our cost of deposits.

During the current quarter, exclusive of the addition of EFC, we limited asset growth in the lowest yielding asset categories, one- to four-family loans and securities, because of the flat yield curve environment and its impact on the profitability of these assets. We achieved this through sales of securities and limited reinvestment of loan and MBS prepayments, in lieu of refinancing maturing borrowings. Should the current interest rate environment persist, we expect our strategy to limit asset growth will increase our regulatory capital ratios, giving us the option of growing our balance sheet at a later time, or reducing our capital level through additional dividends to our holding company which could either retire debt, reduce the need for additional debt or repurchase additional shares of our stock.

The yield on investment securities declined markedly to 4.10% for the first quarter of 2006 from 5.00% for the first quarter of 2005, due to the impact of the lowered dividend rate on FHLBC stock. We earned an annualized 3.0% on our FHLBC stock investment in the quarter ended March 31, 2006 compared to 6.0% in the prior year quarter. The FHLBC declared a 3.10% annualized dividend to be paid in the second quarter and indicated they expected to pay dividends at an annualized rate of 3.00% to 3.50% for the balance of 2006.

The increase in our average cost of deposits reflects rising rates as well as a shift in the mix of our deposits toward higher-costing certificates of deposit as consumers have been moving funds to certificates of deposit to earn higher interest rates.

Similarly, our borrowing costs increased 81 basis points due to the upward repricing of floating rate borrowings, and refinancing maturities to fixed rate borrowings at higher interest rates. In the last twelve months, we issued $67 million of higher-cost, floating-rate junior subordinated debentures to repay amounts drawn on our line of credit and also increased our unsecured floating rate term loan by $52 million as part of the financing of the cash portion of the EFC transaction. We expect further compression in the net interest margin due to the flat yield curve environment, and continued pressure on funding costs due to strong competition in our markets and changing deposit mix.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. The yield/cost calculations at March 31, 2006 and 2005 include fees that are considered adjustments to yield.

	Three Months Ended March 31,
	2006			2005			At March 31, 2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable(1)	$7,920,161	115,786	5.88%	$6,910,358	89,827	5.22%	$8,172,313	6.00%
Mortgage-backed securities	1,546,426	17,447	4.51	1,247,914	12,646	4.05	1,526,426	4.43
Stock in FHLB of Chicago	173,938	1,308	3.05	260,430	4,248	6.62	178,286	3.00
Investment securities	515,189	5,650	4.45	390,146	3,765	3.91	517,712	4.38 (3)
Interest-bearing deposits and federal funds sold(2)	74,792	1,324	7.18	90,705	1,038	3.56	131,987	4.48

Total interest-earning assets	10,230,506	141,515	5.56	8,899,553	111,524	5.03	10,526,724	5.62
Non-interest earning assets	918,797			758,944			1,007,338

Total assets	11,149,303			9,658,497			11,534,062

Liabilities and stockholders’ equity:
Deposits	6,045,139	38,552	2.59	5,461,493	21,843	1.62	6,308,132	2.74
Borrowed funds	3,242,230	34,494	4.31	2,568,911	22,142	3.50	3,306,934	4.46
Junior subordinated debentures	67,011	1,027	6.13	—	—	—	67,011	6.47

Total interest-bearing liabilities	9,354,380	74,073	3.21	8,030,404	43,985	2.22	9,682,077	3.35
Non-interest bearing deposits	558,676			486,604			587,842
Other liabilities	192,775			173,146			197,839

Total liabilities	10,105,831			8,690,154			10,467,758
Stockholders’ equity	1,043,472			968,343			1,066,304

Liabilities and stockholders’ equity	$11,149,303			$9,658,497			$11,534,062

Net interest income/ interest rate spread		67,442	2.35		67,539	2.81		2.27

Net earning assets/net yield on average interest-earning assets	$876,126		2.64	$869,149		3.04	$844,647

Ratio of interest-earning assets to interest-bearing liabilities			109.37%			110.82%		108.72%

(1)	Includes non-accrual loans in average balances.
(2)	Includes pro-rata share of interest income received on outstanding drafts payable.
(3)	Does not Include pro-rata share of interest income received on outstanding drafts payable.

Rate/Volume Analysis of Net Interest Income

The table below shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2006 Compared to March 31, 2005 Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$13,974	11,985	25,959
Mortgage-backed securities	3,258	1,543	4,801
Investment securities	1,322	563	1,885
Stock in FHLB of Chicago	(1,121)	(1,819)	(2,940)
Interest-bearing deposits and federal funds sold	(200)	486	286

Total	17,233	12,758	29,991

Interest expense:
Interest-bearing deposits	2,546	14,163	16,709
Borrowed funds	6,521	5,831	12,352
Junior subordinated debentures	1,027	—	1,027

Total	10,094	19,994	30,088

Net change in net interest income	$7,139	(7,236)	(97)

Provision for Loan Losses

We recorded a $400,000 provision for loan losses during the first quarter of 2006 compared to no provision in the prior year first quarter. Net charge-offs for the three months ended March 31, 2006, were $168,000 compared to $6,000 for the three months ended March 31, 2005. At March 31, 2006, our allowance for loan losses was $41.0 million, or .51% of total loans receivable, compared to $36.5 million, or .51% at December 31, 2005, and $36.2 million or .53% at March 31, 2005. The increase in the amount of the allowance is largely attributable to the $4.3 million allowance acquired in the EFC acquisition. The provision reflects a change in our loan mix and a higher level of non-performing loans as a result of loans acquired from

EFC and increasing delinquencies in the one- to four-family and equity loan portfolios, as well as management’s assessment of economic trends and excellent credit quality experience in our business banking portfolio. In management’s judgment, the allowance for loan losses was adequate at March 31, 2006.

Non-Interest Income

Non-interest income, increased $2.4 million or 13%, compared to the quarter ended March 31, 2005. The majority of the increase is due to organic growth in all income categories except gain on sale of loans and investments. The EFC transaction also contributed to increases in these categories. We have expanded our mortgage offerings to include various non-conforming and sub-prime mortgage products due to the increased demand for these products in the overall mortgage market. Sub-prime product offerings generated $235,000 in loan fee income for us in the first quarter of 2006. We sell the newly originated sub-prime loans into the secondary market at origination rather than retain them in portfolio.

Loan Originations, Sales and Servicing

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
One- to four-family Originations and Purchases
Fixed-rate	$126,966	134,101
Adjustable rate	251,109	280,628

Total	$378,075	414,729

Loan Sales
One- to four-family mortgages:
Fixed-rate	$135,725	145,525
Adjustable rate	91,900	8,364

Total	227,625	153,889
Equity lines of credit and home equity loans	28,312	76,843

Total loans sold	$255,937	230,732

Capitalized mortgages servicing rights as a percentage of loans serviced for others	.68%	.69%
Gain on sale of one- to four-family mortgages	$2,378	1,946
Gain on sale of equity lines of credit	602	1,930

Total loan sale gains	$2,980	3,876

Margin on one- to four-family loan sales	1.04%	1.26%

Loan Servicing
Loan servicing fee income, net	$785	681
Valuation recovery on mortgage servicing rights impairment	—	125

Total one- to four-family residential mortgage loan volume decreased 26% during the current quarter compared to the fourth quarter of 2005, and was down 9% compared to the first quarter of 2005. Loan volume demand is declining due to rising market interest rates. Higher loan sale gains in the first quarter of 2006 compared to the first quarter of 2005 resulted from the increased sales of adjustable one- to four-family loans and also benefited from modestly higher margins. The decrease in loan sale gains in the current quarter compared to the prior year is due to lower sales of higher-margin equity lines of credit offset in part by increased sales of adjustable-rate one-to four-family loans. Loan servicing income increased primarily due to lower mortgage servicing right amortization expense as loan prepayments have slowed.

During 2006, we intend to continue to pursue opportunities to sell both one- to four-family mortgage and home equity products into the secondary market, expanding the amount of ARM loans sold to limit balance sheet growth and help mitigate some of the net interest margin pressure in the current difficult yield environment. Our equity loan sales represent primarily wholesale purchases and single-service borrowers with limited account relationships with us.

Deposit Account Service Charges

	At or For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Deposit service fees	$8,722	7,646
Deposit service fees/total revenue	9.9%	8.9%

Number of checking accounts	267,100	246,600

We reported a 14% increase in deposit account service charges for the current year quarter compared to the previous year quarter, primarily reflecting increases in debit card activity combined with a larger deposit base. We implemented a new ATM fee structure in the second half of 2005 which has increased our overall service fees. We intend to increase our marketing efforts to regain some of the core deposits lost in recent periods due to consumer preferences that have shifted into higher-yielding certificate accounts in the current rate environment and intense competition in our markets.

Real Estate Development Operations

	At or For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Real estate development income	$ 852	—
Residential lot sale closings	55	—
Investment in real estate	$ 55,082	40,173
Lots under contract at quarter end	28	169

Activity during the first quarter of 2006 reflects closings of lots previously under contract in the initial phases of the Springbank project. Work is underway on the next phase where sales are expected to commence later in the year. Springbank has been selected as the site for the Northern Illinois Home Builders Association’s 2006 Cavalcade of Homes, to be held this summer. This annual showcase of model homes is expected to bring considerable attention and customer traffic to the development and offers unique sales opportunities. Due to the timing of this event and the pace of improvements, sales in the project are expected to be higher in the second half of the year.

The increase in the balance of investment in real estate as compared to a year ago relates primarily to continued land purchases and development costs related to Springbank, offset by the cost of lots sold.

Non-Interest Expense

The following table identifies changes in our non-interest expense for the periods ended March 31:

	For the Three Months Ended March 31,
	2006	2005	Percentage Increase (Decrease)
	(Dollars in thousands)
Compensation	$20,054	19,870	0.9%
Employee benefits	7,379	7,204	2.4

Total compensation and benefits	27,433	27,074	1.3

Office occupancy	5,857	5,021	16.7
Furniture, fixture and equipment	2,132	1,960	8.8
Advertising and promotion	1,739	2,001	(13.1)
Data processing	2,666	2,044	30.4
Amortization of core deposit intangibles	1,016	737	37.9
Other expenses:
Professional fees	774	1,524	(49.3)
Stationery, brochures and supplies	783	832	(5.9)
Postage	741	712	4.1
Telephone	486	601	(19.1)
Transaction fraud losses	466	371	25.9
Correspondent banking services	452	463	(2.4)
Title fees, recording fees and credit reports	467	643	(27.4)
Security	408	418	(2.4)
Insurance	470	454	3.5
FDIC premiums and OTS assessment	623	591	5.2
Real estate held for investment (1)	997	1,016	(1.9)
Other	2,158	2,137	1.0

Total other expenses	8,825	9,762	(9.6)

	$49,668	48,599	2.2%

(1) Expenses are from SF Equity Properties, Inc., a subsidiary of the Bank that invests in affordable and senior housing properties in Wisconsin.

Compared to a year ago, total non-interest expense increased $1.1 million, or 2.2%. Compensation and benefits were up modestly due to the impact of the EFC transaction and normal salary increases, offset by the efficiency improvements realized later in 2005, the reduction of incentive accruals and a workmen’s compensation insurance refund based on insurance company audits of prior years’ activity. The current quarter has an expense of $1,578 relating to 500 stock options that are not yet fully vested. In 2004 and 2005, the majority of stock options granted were immediately vested and therefore there is no associated compensation expense to be recorded under SFAS No. 123R. Historically, a portion of directors and executive officers compensation has consisted of stock option awards, the majority of which have typically been awarded in the fourth quarter. We will be required to record compensation expense in future periods for any share-based awards that are made.

Office occupancy and equipment increased by $1.0 million, or 14.4%, primarily due to occupancy expense related to ten new branches added over the past year, including seven branches acquired in the EFC acquisition. Advertising expense was down 13% in the current period, but will increase later in the year as we initiate a more aggressive radio campaign. Data processing costs increased 30%, with $300,000 related to the EFC conversion and processing during the quarter, with the remaining increase due to additional costs relating to ten new branches added since last year. Amortization of core deposit intangibles increased as a result of the EFC acquisition. Other non-interest expenses declined by $937,000 primarily due to lower professional fees and telephone expense and reduced recording fees.

Income Tax Expense

Income tax expense totaled $13.0 million in the current quarter, equal to an effective income tax rate of 34.1%, lower than the 35.0% reported in the quarter ended March 31, 2005. The lower effective tax rate in the current quarter compared to the first quarter of 2005 was primarily attributable to the increase in tax-exempt investments and tax-advantaged bank-owned life insurance (BOLI) investments acquired from EFC.

Changes in Financial Condition

Our total assets at March 31, 2006, increased $1.05 billion, or 10.0% from $10.49 billion at December 31, 2005, primarily due to the EFC acquisition.

	March 31, 2006	December 31, 2005	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$269,289	246,029	23,260	9.5%
Investment securities available for sale	517,712	475,152	42,560	9.0
Stock in FHLB of Chicago	178,286	165,663	12,623	7.6
Mortgage-backed securities available for sale	1,290,935	1,313,409	(22,474)	(1.7)
Mortgage-backed securities held to maturity	235,491	243,161	(7,670)	(3.2)
Loans receivable, net	8,131,292	7,289,224	842,068	11.6
Bank-owned life insurance	128,688	107,253	21,435	20.0
Goodwill and intangibles	431,394	334,422	96,972	29.0
Other	350,975	313,191	37,784	12.1

Total assets	$11,534,062	10,487,504	1,046,558	10.0%

Liabilities and Equity:
Deposits	$6,895,974	6,197,503	698,471	11.3%
Borrowed funds	3,306,934	3,057,669	249,265	8.2
Junior subordinated debentures	67,011	67,011	–	–
Other liabilities	197,839	187,142	10,697	15.0

Total liabilities	10,467,758	9,509,325	958,433	10.1
Stockholders’ equity	1,066,304	978,179	88,125	9.0

Total liabilities and equity	$11,534,062	10,487,504	1,046,558	10.0%

Loans Receivable. The following table sets forth our loan portfolio composition by loan type at the dates indicated:

	At
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
	(Dollars in thousands)
One- to four-family	$4,674,897	4,246,345	4,194,928	4,129,019	4,038,442
Equity lines of credit	1,317,354	1,282,154	1,299,368	1,286,620	1,262,681
Home equity loans	85,683	64,596	61,152	57,408	54,074
Multi-family	734,879	687,205	676,976	654,206	654,574
Commercial real estate	652,899	473,740	458,409	473,418	463,938
Construction	217,346	154,873	128,265	130,127	121,395
Land	211,648	150,012	121,945	101,040	87,994
Commercial business loans	165,324	146,746	154,249	142,334	147,842
Consumer	7,506	5,566	6,117	6,155	8,479

Total loans receivable, net	$8,067,536	7,211,237	7,101,409	6,980,327	6,839,419

The growth in the our loan portfolio since December 31, 2005, is primarily due to the $865 million of loans added in the EFC acquisition, although organic growth was strong in loan categories other than one- to four-family loans and equity lines of credit. Without the effect of the EFC acquisition, non-one- to four-family and home equity loans grew at an annualized rate of 24%. We limited growth in our one- to four-family portfolio, other than through the EFC acquisition, electing to sell adjustable-rate as well as fixed-rate production. The home equity loans and lines of credit portfolio grew 1.6%, exclusive of EFC, as consumer demand for equity lines has lessened in the rising rate environment.

Deposits. The following table sets forth our deposit composition by type at March 31, 2006, and December 31, 2005:

	At March 31, 2006			At December 31, 2005
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$282,940	4.1%	—	$258,632	4.2%	—
Non-interest bearing checking	304,902	4.4	—	291,462	4.7	—
Interest-bearing checking	827,039	12.0	1.01%	816,387	13.2	.98%
Commercial money market	103,347	1.5	3.91	60,064	1.0	3.07
Money market	711,950	10.3	2.66	615,280	9.9	2.34
Passbook	1,327,165	19.3	.69	1,268,680	20.4	.60

Core deposits	3,557,343	51.6	1.14	3,310,505	53.4	.96

Certificate accounts	3,339,271	48.4	3.95	2,885,998	46.6	3.65

Unamortized premium (discount), net	(640)	—	—	1,000	—	—

Total deposits	$6,895,974	100.0%	2.50%	$6,197,503	100.0%	2.22%

Borrowed Funds. The following is a summary of our borrowed funds at March 31, 2006 and December 31, 2005:

	At March 31, 2006		At December 31, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank advances:
Fixed rate	$2,480,000	4.35%	$2,221,000	4.21%
Adjustable rate	200,000	4.76	250,000	4.42

Total FHLBC advances	2,680,000	4.38	2,471,000	4.23
Reverse repurchase agreements	450,000	4.72	500,000	4.24
Unsecured term loan	115,000	5.56	63,000	5.14
Other borrowings	48,774	3.91	23,379	3.38
Unsecured line of credit	10,000	5.55	—	—
Unamortized premium	3,160	—	290	—

Total borrowed funds	$3,306,934	4.46%	$3,057,669	4.24%

At March 31, 2006, reverse repurchase agreements totaled $450 million and are adjustable rate with remaining terms to maturity ranging from six months to five years. The interest rate on $200 million of these agreements is tied to the prime rate and ranges from prime minus 275 basis points to prime minus 280 basis points. The remaining $250 million have interest rates ranging from three-month LIBOR minus 26 basis points to three-month LIBOR minus 101 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly at various dates in 2006 and 2007.

Junior Subordinated Debentures. During 2005, we formed MAF Bancorp Capital Trust I and MAF Bancorp Capital Trust II, as special purpose finance subsidiaries. The trusts issued $65.0 million in trust preferred securities and the proceeds from the sale of the preferred securities, along with $2.0 million received from our purchase of the common equity securities of the trusts, were invested in junior subordinated debentures of the Company. The total balance of the junior subordinated debentures issued to the trusts is recorded as a liability. The trust preferred securities mature in 30 years and are callable at par in five years at our option. We pay interest on the indebtedness at three-month LIBOR plus 1.75% for Capital Trust I and 1.40% for Capital Trust II, resetting quarterly. At March 31, 2006, the interest rate for Capital Trust I was 6.66% and for Capital Trust II was 6.31%.

Stockholders’ Equity. Stockholders’ equity increased by $88.1 million during the past three months. We issued $101.0 million of stock, totaling 2.34 million shares, for the acquisition of EFC, which was partially offset by cash dividends of $8.5 million and a $5.7 million decrease in the fair value of our available for sale securities portfolio. To most effectively use our capital in this yield environment, we spent $31.8 million for the repurchase of 738,005 of shares of our stock at an average price of $43.06 during the quarter. There are 1.18 million shares remaining that are authorized for repurchase in the public market. Included in the share repurchases in the quarter are 215,879 shares from the EFC Employee Stock Option Plan following the merger.

Asset Quality

Non-Performing Assets. We consider loans to be non-performing when they are more than 90 days delinquent and stop the accrual of interest when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Generally, when a loan is 91 days or more past due, in the process of foreclosure, or in bankruptcy, or when collectibility is otherwise in doubt, the full amount of previously accrued but unpaid interest on the loan is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in our loan portfolio. We also consider the classification of investment securities as non-performing assets, should they show signs of deteriorating quality.

The following table sets forth information regarding our non-performing assets at the dates shown. Over the periods shown, all non-performing loans were on non-accrual status.

	At
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
	(Dollars in thousands)
Non-accrual loans:

One- to four-family	$25,893	21,535	22,628	23,084	22,057
Equity lines of credit	7,081	6,461	9,451	5,084	4,587
Home equity loans	1,043	1,023	997	694	849
Multi-family	535	341	557	314	1,270
Commercial real estate	2,249	1,639	898	1,058	1,088
Construction	—	—	—	—	—
Land	—	—	—	—	—
Consumer loans	20	27	50	118	108
Commercial business loans	709	134	796	196	350

Total	$37,530	31,160	35,377	30,548	30,309

Non-performing loans to total loans	.47%	.43	.50	.44	.44

Non-accrual investment securities
Foreclosed real estate, net of reserves:
One- to four-family	$2,275	789	789	387	1,470

Total non-performing assets	39,805	31,949	36,166	30,935	31,779

Total non-performing assets to total assets	.35%	.30	.35	.31	.33

The increase in non-performing one- to four-family loans during the first quarter of 2006 reflects higher delinquencies and the effects of the acquisition of EFC, which added $2.6 million to our non-performing loan totals. We also experienced an increase in the number of commercial loan delinquencies, primarily attributable to the acquisition of EFC, not due to a deterioration of the portfolio.

For the quarter ended March 31, 2006, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $599,000 compared to $461,000 for the three months ended March 31, 2005.

Non-Performing Residential Loans. Information regarding non-performing loans and lines of credit secured by one- to four-family residential properties are as follows at the dates shown:

	At
	March 31, 2006	December 31, 2005	March 31, 2005
One- to four-family loans as a percentage of total loans(1)	75%	78	78
Non-performing one- to four-family loans as a percentage of total non-performing loans	91	93	91
Percentage of non-performing one- to four-family loans with private mortgage insurance or other guarantees	35	36	45
Average loan-to-value of non-performing one- to four-family loans without private mortgage insurance or other guarantees	70	69	66

(1)	Includes equity lines of credit and home equity loans.

Classified Assets. The federal regulators have adopted a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful” or “loss.” In addition, a “special mention” category consists of assets, which currently do not expose us to a sufficient degree of risk to warrant classification, but do possess deficiencies or other characteristics deserving our close attention.

In connection with the filing of its periodic reports with the OTS, we regularly review problem assets in our portfolio to determine whether any loans or investments require classification in accordance with applicable regulations. At March 31, 2006 and December 31, 2005, all of our non-performing loans were classified as substandard or doubtful. In addition, at March 31, 2006, we had classified as substandard for regulatory purposes $4.0 million of multi-family loans and $7.1 million of commercial loans that were still accruing interest. We also had $617,000 of commercial loans classified as doubtful that were still accruing interest. Special mention loans at March 31, 2006 and December 31, 2005 totaled $40.1 and $23.9 million, respectively. These increases are primarily attributable to the 34% increase in commercial real estate and business loan growth over the past year.

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized in the following table for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$36,495	36,255
Allowance acquired in EFC acquisiiton	4,294	—
Provision for loan losses	400	—
Charge-offs	(251)	(133)
Recoveries	83	127

Balance at end of period	$41,021	36,249

The allowance for loan losses to total loans was .51% at March 31, 2006 compared to .51% at December 31, 2005, while the allowance for loan losses to non-performing loans was 109.3% at March 31, 2006, compared to 117.12% at December 31, 2005. As shown in the table of non-performing loans above, 91% of non-performing loans were secured by one- to four-family real estate at March 31, 2006, and 2005. We believe the allowance for loan losses is adequate at March 31, 2006.

Liquidity and Capital Resources

We manage liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our real estate development operation, and planned repurchases of common stock. Major sources of funds to the holding company are dividends from the Bank, access to the capital markets which are subject to regulatory limitations, and to a lesser extent, cash flow from our real estate development operation. Additionally, we maintain a $60 million unsecured line of credit with a Chicago-based commercial bank under which we had $50 million available at March 31, 2006. We increased this facility in connection with financing arrangements for the EFC transaction.

During the current three month period, we declared common stock dividends of $.25 per share, for a total of $8.5 million. For the three month period ended March 31, 2006, we repurchased 738,005 million shares of our common stock at an average price of $43.06 for a total of $31.8 million. As we continue to limit growth of our balance sheet, we will continue to focus on the repurchase of our stock as desirable use of our capital.

Our principal sources of funds are deposits, advances from the FHLBC and other borrowings, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Decisions to sell investment securities and other assets are also generally market driven, although we may at times sell these assets for asset/liability management purposes or as a source of liquidity.

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

Outstanding loan commitments totaled $822.6 million at March 31, 2006, compared to $757.2 million at December 31, 2005. At March 31, 2006 we believe we have sufficient cash to fund our outstanding commitments or we will be able to obtain the necessary funds from outside sources to meet our cash requirements under these commitments.

The following table lists our commitments and contingencies as of March 31, 2006:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family and multi-family mortgage commitments	$576,267	576,267	—	—	—
Equity line and equity loan commitments	125,393	125,393	—	—	—
Unused portion of equity lines of credit	1,170,293	1,170,293	—	—	—
Commitments to sell one- to four-family mortgage and equity loans	134,831	134,831	—	—	—
Commercial business lines	397,499	286,713	71,723	30,221	8,842
Letters of credit(1)	122,238	66,424	38,228	10,656	6,930
SBIC commitments	4,012	621	1,033	2,358	—
Commercial business loan commitments	120,904	120,904	—	—	—
Contingent liability under recourse provisions(2)	79,369	79,369	—	—	—

Total	$2,726,793	2,560,194	109,951	40,877	15,771

(1)	Letters of credit include $22.1 million related to real estate development projects.
(2)	Amounts are shown based on time to maturity for amounts if used. Balances reflect the maximum amount of potential liability for credit losses at March 31, 2006, that we have retained relating to an aggregate $746.2 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in our captive reinsurance subsidiary and have a contingent liability under these provisions of $79.4 million. Our loss experience to date under such recourse provisions has been immaterial.

The following table lists our contractual obligations coming due as of March 31, 2006:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,339,271	2,769,301	482,869	74,330	12,771
FHLB of Chicago advances	2,680,000	963,000	1,407,000	300,000	10,000
Unsecured bank term loan	115,000	7,500	27,000	23,000	57,500
Other borrowings	498,774	248,774	50,000	200,000	—
Unsecured line of credit	10,000	10,000	—	—	—
Junior subordinated debentures	67,011	—	—	—	67,011
Purchase obligations	12,872	11,113	1,749	10	—
Real estate development contracts(1)	22,147	22,147	—	—	—
Post retirement benefit plans	5,246	104	223	386	4,533
Operating leases	53,037	5,130	13,346	7,783	26,778

Total	$6,803,358	4,037,069	1,982,187	605,509	178,593

(1)	Reflects contractual obligations to purchase land and pending contractual commitments for improvements. This figure does not include estimated development costs not under contract, currently estimated at $91.1 million for existing real estate development projects, the majority of which relates to Springbank.

Asset/Liability Management

Our primary market risk is considered to be interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen on our interest-earning and interest-bearing liabilities due to the exercise of options. The most common of these is prepayment options on mortgage loan assets, and put options on wholesale borrowings or jump-rate features in our certificates of deposits. Management’s goal, through policies established by the Asset/Liability Management Committee of the Board of Directors, or ALCO, is to maximize net interest income, while managing our balance sheet within the established interest rate risk policy limits prescribed by the ALCO.

One of the techniques used in measuring the sensitivity of net interest income to changes in interest rates is interest rate sensitivity (static) gap analysis. The static gap is the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time. We utilize our static gap analysis as means of managing our interest rate risk at the cumulative one-year time horizon. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instruments on our balance sheet. These include prepayment assumptions on real estate loans, and mortgage-backed securities, call options embedded in investment securities, and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on our balance sheet, certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For instance, while we model expected loan prepayments in our static gap analysis, actual customer behavior may prove to be much different. Changes in interest rates may impact cash flow on a lag basis, or lead future interest rate movements, and our expected lives of our non-maturity core deposit accounts may not prove to be as long-term as we assume them to be in our gap analysis. However, we still believe static gap analysis remains a useful tool for us to help manage our interest rate risk.

Generally, a positive one-year gap, where more interest-earning assets are repricing or maturing during one-year period than interest-bearing liabilities, would tend to result in a reduction in net interest income in a period of falling interest rates. Conversely, during a period of rising interest rates, a positive one-year gap would likely result in an improvement in net interest income. Our goal is to maintain our cumulative one-year gap within the range of (15)% to 15%, although we will begin to adjust our ALCO strategies in our interest-sensitive portfolios, if the gap exceeds (10)% to 10%, recognizing that changes in ALCO strategies made by management take some time to impact our overall static gap position. Our loan portfolio tends to have the most impact on the movement in our static gap the most over a range of changing interest rates, due to the predominance of one- to four-family mortgage loans that allow the customer to prepay without penalty. We have mitigated the impact one- to four-family loans can have on our gap by: 1) reducing their concentration as a percentage of our overall loan portfolio, 2) limiting our exposure to long-term fixed-rate mortgage loans, and 3) expanding our equity line of credit and business loan portfolios, that generally carry more frequent interest rate adjustments, adjustable rates and/or shorter maturities.

Currently we do not use derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments, to manage our interest rate risk, or periodic net interest income. We do use forward commitments with the GSEs and other investors when selling our loan production originated for sale.

The table on the following page set forth the scheduled repricing or maturity of the Bank’s assets and liabilities at March 31, 2006. Prepayment assumptions on loans receivable are based on internal models developed from our actual prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market expectations. During 2005, we concluded an analysis of actual decay rates in our core deposit portfolios (passbooks, interest-bearing checking accounts and money market accounts) over the prior five year period and our March 31, 2006, the analysis below uses withdrawal rates based on this analysis of our own experience. Previously, we had used the annual withdrawal assumptions used by the Office of Thrift Supervision with respect to interest-bearing checking and passbook accounts. Fixed rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, $10.1 million of investments with final maturities averaging 300 months, but callable in six months or less are categorized in the six months or less category, and $13.0 million of investment securities with final maturities averaging 109 months, but callable in six months to one year are categorized in the six-months to one-year category in anticipation of their calls. At March 31, 2006, $75.0 million of putable FHLBC advances with maturities of 3 to

5 years are categorized as $50.0 million in the less than six months and $25.0 million in the six months to one year category because the put option is expected to be exercised.

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

Though we believe that our asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on our operations, a decrease in long term interest rates in the near term may adversely affect our operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long-term interest rates could benefit our operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward while new loans would be originated at higher rates, although the higher rates may also dampen the level of new originations. An increase in short-term interest rates would negatively impact our operations as we have more interest-bearing liabilities than interest-earning assets repricing in the short-term.

	Scheduled Expected Maturity at March 31, 2006
	< 1/2 Yr.	1/2 - 1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$7,985	—	10,215	51,257	35,320	104,777
Loans receivable	2,501,205	778,708	2,748,826	1,627,068	411,729	8,067,536
Mortgage-backed securities	143,807	111,323	307,555	270,196	693,545	1,526,426
Investment securities available for sale	118,578	54,385	242,611	55,891	46,247	517,712
Stock in FHLB of Chicago	178,286	—	—	—	—	178,286
Interest-bearing deposits and Federal funds sold	131,987	—	—	—	—	131,987

Total interest-earning assets	3,081,848	944,416	3,309,207	2,004,412	1,186,841	10,526,724
Impact of hedging activities(1)	96,792	—	(10,215)	(51,257)	(35,320)	—

Total net interest-earning assets, adjusted for impact of hedging activities	3,178,640	944,416	3,298,992	1,953,155	1,151,521	10,526,724
Interest-bearing liabilities:
Interest-bearing checking accounts	24,803	28,193	101,444	84,991	587,608	827,039
Money market accounts	39,488	31,805	85,142	105,447	553,415	815,297
Passbook accounts	69,616	62,154	194,562	167,868	832,965	1,327,165
Certificate accounts	1,291,371	1,477,473	482,686	74,330	12,771	3,338,631
FHLBC advances	471,022	672,206	1,303,570	251,370	9,992	2,616,149
Other borrowings	689,874	301	243	—	367	757,796

Total interest-bearing liabilities	2,586,174	2,272,132	2,167,647	684,006	1,997,118	9,682,077

Interest sensitivity gap	$592,466	(1,327,716)	1,131,345	1,294,149	(845,597)	844,647

Cumulative gap	$592,466	(735,250)	396,095	1,690,244	844,647

Cumulative gap as a percentage of total assets	5.14%	(6.37)	3.43	14.65	7.32
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	122.91%	84.87	105.64	121.99	108.72

At December 31, 2005
Cumulative gap	$307,248	(136,989)	581,922	1,737,462	813,245

Cumulative gap as a percentage of total assets	2.93%	(1.31)	5.55	16.57	7.75
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	111.72%	96.51	109.15	125.08	109.27

(1)	Represents forward commitments to sell mortgage loans.

Since December 31, 2005, our cumulative one-year gap has extended to (6.37)% from (1.31)%. Rising long-term interest rates during the quarter slowed estimated prepayment speeds on mortgage loans, extending maturities, while we focused our certificate of deposit acquisition and retention strategy in maturities of less than one year.

Regulatory Capital. The Bank is subject to regulatory capital requirements under the rules of the Office of Thrift Supervision, or OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which could have a material impact on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table on the next page) of three capital requirements: a tangible capital (as defined in the regulations) to adjusted total assets ratio, a core capital (as defined) to adjusted total assets ratio, and a risk-based capital (as defined) to total risk-weighted assets ratio. At March 31, 2006, the Bank exceeded all minimum regulatory capital ratios to be considered well-capitalized.

Our actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
At March 31, 2006:
Tangible capital (to total assets)	$797,352	7.20%	≥ $166,057	≥	1.50%	N/A
Core capital (to total assets)	797,352	7.20	≥ $442,818	≥	4.00	≥ $553,523	≥ 5.00%
Total capital (to risk-weighted assets)	822,388	11.17	≥ $589,208	≥	8.00	≥ $736,530	≥10.00
Core capital (to risk-weighted assets)	797,352	10.83	N/A		N/A	≥ $441,918	≥ 6.00

At December 31, 2005:
Tangible capital (to total assets)	$715,105	7.07%	≥ $151,807	≥	1.50%	N/A
Core capital (to total assets)	715,105	7.07	≥ $404,818	≥	4.00	≥ $506,023	≥ 5.00%
Total capital (to risk-weighted assets)	735,996	11.15	≥ $528,112	≥	8.00	≥ $660,140	≥10.00
Core capital (to risk-weighted assets)	715,105	10.83	N/A		N/A	≥ $396,084	≥ 6.00

The following table reflects the adjustments required to reconcile the Bank’s stockholder’s equity to the Bank’s regulatory capital at March 31, 2006:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Stockholder’s equity of the Bank	$1,185,533	1,185,533	1,185,533
Goodwill and core deposit intangibles	(410,696)	(410,696)	(410,696)
Non-permissible subsidiary deduction	(397)	(397)	(397)
Non-includible purchased mortgage servicing rights	(2,070)	(2,070)	(2,070)
Adjustment for available for sale securities	24,982	24,982	24,982
Recourse on loan sales	—	—	(15,985)
General allowance for loan losses	—	—	41,021

Regulatory capital of the Bank	$797,352	797,352	822,388

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A quantitative and qualitative analysis about market risk is included in our December 31, 2005 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of March 31, 2006, since December 31, 2005. See “Asset/Liability Management” in Item 2., for a further discussion of our interest rate sensitivity gap analysis.

Item 4. Controls and Procedures

As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

  Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the first quarter of 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(2),(3)
January 1, 2006 through January 31, 2006	—	$—	—	1,500
February 1, 2006 through February 28, 2006	427,423	42.83	211,610	1,489,890
March 1, 2006 through March 31, 2006	315,435	43.33	310,516	1,179,374

Total	749,858	$43.04	522,126	1,179,374

(1)	The table includes 11,853 shares that were surrendered to us in payment of the option exercise price and does not include 6,769 shares that were surrendered in payment of withholding tax in connection with the exercise of related options during the quarter.

(2)	Our Board of Directors approved the repurchase of up to 1.7 million shares in February 2006. Unless earlier terminated by the Board of Directors, this program will expire when we have completed the repurchase of all shares authorized under the plan.

(3)	Included in the share repurchases are 215,879 shares separately authorized by the Board of Directors that were repurchased in a private transaction.

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

MAF Bancorp, Inc.
(Registrant)

/s/ Allen H. Koranda	May 10, 2006
Allen H. Koranda	(Date)
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jerry A. Weberling	May 10, 2006
Jerry A. Weberling	(Date)
Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. 3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s Form 10-Q for the period ended September 30, 2003 (File No. 0-18121).)

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.