Form 10-Q
period 2006-06-30
MAF BANCORP INC
filed 2006-08-09
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐                    No  ☒

The number of shares of common stock outstanding as of August 4, 2006: 32,990,947

Part I.  Financial Information

Item 1.  Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$147,997	183,799
Interest-bearing deposits	63,184	38,491
Federal funds sold	49,020	23,739

Total cash and cash equivalents	260,201	246,029
Investment securities available for sale, at fair value	519,837	475,152
Stock in Federal Home Loan Bank of Chicago, at cost	159,111	165,663
Mortgage-backed securities available for sale, at fair value	1,235,252	1,313,409
Mortgage-backed securities held to maturity (fair value $214,404 and $237,489)	227,391	243,161
Loans receivable held for sale	152,671	114,482
Loans receivable, net	7,995,496	7,211,237
Allowance for loan losses	(40,398)	(36,495)

Loans receivable, net of allowance for loan losses	7,955,098	7,174,742

Accrued interest receivable	49,421	44,339
Foreclosed real estate	2,092	789
Real estate held for development or sale	70,498	50,066
Premises and equipment, net	178,950	149,312
Bank-owned life insurance	130,549	107,253
Goodwill	388,156	304,251
Intangibles, net	43,362	30,171
Other assets	77,747	68,685

Total assets	$11,450,336	10,487,504

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$6,926,537	6,197,503
Borrowed funds	3,222,442	3,057,669
Junior subordinated debentures	67,011	67,011
Advances by borrowers for taxes and insurance	53,373	45,115
Accrued expenses and other liabilities	142,117	142,027

Total liabilities	10,411,480	9,509,325

Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 34,499,494 and 33,634,642 shares issued; 33,101,550 and 32,066,721 shares outstanding	345	336
Additional paid-in capital	568,865	527,131
Retained earnings, substantially restricted	564,988	537,140
Accumulated other comprehensive loss, net of tax	(35,046)	(19,391)
Treasury stock, at cost; 1,397,944 and 1,567,921 shares	(60,296)	(67,037)

Total stockholders’ equity	1,038,856	978,179

	$11,450,336	10,487,504

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
Interest income:
Loans receivable	$123,575	93,217	239,361	183,044
Mortgage-backed securities available for sale	14,621	11,345	29,386	20,931
Mortgage-backed securities held to maturity	2,596	2,996	5,278	6,056
Federal Home Loan Bank of Chicago stock	1,363	3,531	2,671	7,779
Investment securities available for sale	5,861	4,351	11,511	8,116
Interest-bearing deposits and federal funds sold	2,121	1,324	3,445	2,362

Total interest income	150,137	116,764	291,652	228,288
Interest expense:
Deposits	45,204	25,508	83,756	47,351
Borrowed funds	36,897	23,850	71,391	45,992
Junior subordinated debentures	1,109	328	2,136	328

Total interest expense	83,210	49,686	157,283	93,671

Net interest income	66,927	67,078	134,369	134,617
Provision for loan losses	1,250	—	1,650	—

Net interest income after provision for loan losses	65,677	67,078	132,719	134,617

Non-interest income:
Net gain (loss) on sale of:
Loans receivable held for sale	2,429	2,304	5,409	6,180
Investment securities	—	262	—	760
Premises and equipment	781	(13)	782	(1)
Foreclosed real estate	(50)	74	(93)	208
Deposit account service charges	10,669	8,769	19,391	16,415
Other loan fees	1,211	1,489	3,127	2,629
Bank-owned life insurance	1,861	1,059	3,355	2,004
Brokerage and insurance commissions	1,549	1,198	3,056	2,356
Loan servicing fee income	843	658	1,628	1,339
Valuation recovery on mortgage servicing rights	—	—	—	125
Income from real estate operations	350	166	1,202	166
Other	2,349	2,430	4,842	4,494

Total non-interest income	21,992	18,396	42,699	36,675

Non-interest expense:
Compensation and benefits	27,117	25,065	54,550	52,139
Office occupancy and equipment	8,064	7,219	16,053	14,200
Advertising and promotion	2,063	3,016	3,802	5,017
Data processing	2,242	1,991	4,908	4,035
Amortization of core deposit intangibles	1,210	732	2,226	1,469
Other	8,091	9,017	16,916	18,779

Total non-interest expense	48,787	47,040	98,455	95,639

Income before income taxes	38,882	38,434	76,963	75,653
Income taxes	13,195	13,375	26,196	26,417

Net income	$25,687	25,059	50,767	49,236

Basic earnings per share	$.77	.78	1.52	1.51
Diluted earnings per share	.75	.76	1.49	1.48

Average common and common equivalent shares outstanding (in thousands):
Basic	33,534	32,214	33,456	32,576
Diluted	34,131	32,876	34,074	33,281

Dividend declared per common share	$.25	.23	.50	.46

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,2006
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock	Total
Balance at December 31, 2005	$336	527,131	537,140	(19,391)	(67,037)	978,179

Comprehensive income:
Net income	—	—	50,767	—	—	50,767
Other comprehensive loss, net of tax:
Unrealized loss on available for sale investments during the period	—	—	—	(15,655)	—	(15,655)

Total comprehensive income	—	—	50,767	(15,655)	—	35,112

Exercise of 322,114 stock options and reissuance of treasury stock upon option exercises and vesting of 7,869 restricted stock units	1	1,386	(6,048)	—	9,392	4,731
Issuance of 2,343,186 shares for the acquisition of EFC Bancorp and the conversion of 168,690 EFC Bancorp stock options	8	38,905	—	—	66,138	105,051
Purchase of 1,595,600 shares of treasury stock	—	—	—	—	(68,789)	(68,789)
Tax benefits from stock-related compensation	—	1,443	—	—	—	1,443
Cash dividends declared, $.25 per share	—	—	(16,871)	—	—	(16,871)

Balance at June 30, 2006	$345	568,865	564,988	(35,046)	(60,296)	1,038,856

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$50,767	49,236
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and deferred loan fees	2,228	(4,540)
Provision for loan losses	1,650	—
FHLB of Chicago stock dividends	—	(7,734)
Net gain on sale of loans receivable	(5,409)	(6,180)
Net gain on sale of investment and mortgage-backed securities	—	(760)
Net gain on real estate held for development or sale	(1,202)	(166)
Net loss (gain) on sale of premises and equipment	(782)	1
Amortization and valuation recovery of mortgage servicing rights, net	2,537	3,455
Depreciation and amortization	8,328	7,471
Amortization of core deposit intangibles	2,226	1,469
Deferred income tax expense (benefit)	1,792	(3,964)
Decrease in accrued interest receivable	(417)	(3,496)
Increase in cash surrender value of bank-owned life insurance	(3,355)	(2,004)
Net increase (decrease) in other assets and liabilities, net of effects from acquisitions	(12,132)	15,864
Tax benefit for stock options exercised	1,443	4,556
Excess tax benefits realized on exercise of stock compensation	(1,233)	—
Loans originated and purchased for sale	(623,781)	(339,572)
Sale of loans originated and purchased for sale	589,275	421,665

Net cash provided by operating activities	11,935	130,745

Investing activities:
Loans originated and purchased for investment	(1,198,066)	(1,580,666)
Principal repayments on loans receivable	1,264,321	1,333,451
Principal repayments on mortgage-backed securities	143,002	138,832
Proceeds from maturities of investment securities available for sale	50,795	26,883
Proceeds from sale of:
Investment securities available for sale	34,484	16,174
Mortgage-backed securities available for sale	—	6,458
Real estate held for development or sale	8,846	2,845
Stock in Federal Home Loan Bank of Chicago	19,175	82,734
Premises and equipment	870	46
Purchases of:
Investment securities available for sale	(40,094)	(85,500)
Mortgage-backed securities available for sale	(61,685)	(366,321)
Bank-owned life insurance	—	(35,000)
Real estate held for development or sale	(26,646)	(9,805)
Premises and equipment	(6,966)	(6,385)
Cash paid for acquisitions, net of cash received	(42,809)	—

Net cash provided by (used in) investing activities	145,227	(476,254)

(Continued)

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

Financing Activities:
Net increase (decrease) in:
Deposits	27,072	174,944
Proceeds from:
FHLB of Chicago advances	675,000	430,000
Unsecured bank term loan	52,000	—
Unsecured line of credit	50,000	30,000
Reverse repurchase agreements	50,000	100,000
Issuance of junior subordinated debentures	—	30,928
Repayments of:
FHLB of Chicago advances	(765,000)	(378,125)
Unsecured line of credit	—	(10,000)
Reverse repurchase agreements	(150,000)	—
Other short-term borrowings	(9,032)	3,446
Advances by borrowers for taxes and insurance	5,695	7,024
Proceeds from exercise of stock options	4,731	1,995
Excess tax benefits realized on exercise of stock compensation	1,233	—
Purchase of treasury stock	(68,789)	(56,885)
Cash dividends paid	(15,900)	(14,481)

Net cash provided by (used in) financing activities	(142,990)	318,846

Increase (decrease) in cash and cash equivalents	14,172	(26,663)
Cash and cash equivalents at beginning of year	246,029	246,998

Cash and cash equivalents at end of period	$260,201	220,335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$154,251	86,529
Income taxes	22,657	25,020
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	2,731	1,135
Loans receivable swapped into mortgage-backed securities	—	40,887
Treasury stock received for withholding tax liability related to stock option exercises and restricted stock unit vesting (12,885 and 9,151 shares)	558	390
Treasury stock received for stock option exercises (29,855 and 28,437 shares)	1,296	1,216
Transfer of equity lines of credit from loans receivable, net, to loans receivable held for sale	—	107,905

Acquisition:
Assets acquired	$1,052,403	—
Common stock issued	100,977	—

Cash paid	(64,276)	—
Cash acquired	21,467	—

Net cash paid for acquisition	$(42,809)	—

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In our opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of MAF Bancorp, Inc., or Company, Mid America Bank, fsb including subsidiaries, or Bank, and MAF Developments, Inc., or MAFD, for the three and six month periods ended June 30, 2006 and 2005, and as of June 30, 2006, and December 31, 2005. All material intercompany balances and transactions have been eliminated in consolidation.

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

	For the Three Months Ended June 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$ 25,687	33,534,012	$.77	$ 25,059	32,213,872	$.78

Effect of dilutive securities:
Stock options and restricted stock units		596,750			662,372

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$ 25,687	34,130,762	$.75	$ 25,059	32,876,244	$.76

	For the Six Months Ended June 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$ 50,767	33,455,553	$1.52	$ 49,236	32,575,822	$1.51

Effect of dilutive securities:
Stock options and restricted stock units		618,892			705,136

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$ 50,767	34,074,445	$1.49	$ 49,236	33,280,958	$1.48

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

(5) Business Combinations

On February 1, 2006, we completed our acquisition of EFC Bancorp, Inc., or EFC, in a cash and stock transaction valued at $176.6 million. We paid $71.6 million in cash, issued 2.34 million shares and assumed EFC stock options that converted into the right to purchase 168,690 shares of our stock at a weighted average exercise price of $18.97 per share. We funded the cash portion of the merger consideration primarily through a $52 million increase in our unsecured term bank loan. At the time of acquisition, EFC had total assets of approximately $1.1 billion, loans receivable of $865.2 million, deposits of $703.4 million and borrowings of $258.9 million. The closing of the EFC merger resulted in an overall increase in goodwill and core deposit intangibles of $97.2 million. The merger provided seven additional branch locations in the Chicago area.

(6) Goodwill and Intangible Assets

Goodwill had a net carrying amount of $388.2 million at June 30, 2006 and $304.3 million at December 31, 2005. The increase in goodwill was primarily due to $83.8 million related to our EFC Bancorp, Inc., or EFC, acquisition. We evaluate goodwill for impairment at least annually. We completed an evaluation as of May 31, 2006, and no impairment was deemed necessary as a result of our analysis.

The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2005	$10,164	20,007	30,171
Additions	13,478	4,476	17,954
Amortization expense	(2,226)	(2,537)	(4,763)

Balance at June 30, 2006	$21,416	21,946	43,362

________________

(1)	The estimated fair values of mortgage servicing rights at June 30, 2006 and December 31, 2005 were $29.9 million and $29.0 million, respectively.

The following is a summary of intangible assets subject to amortization:

	At June 30, 2006		At December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$40,055	(18,639)	26,577	(16,413)
Mortgage servicing rights	29,885	(7,939)	26,685	(6,678)

Total	$69,940	(26,578)	53,262	(23,091)

Amortization expense for core deposit intangibles and mortgage servicing rights for the six months ended June 30, 2006, and estimates for the six months ending December 31, 2006, and five years thereafter are as follows. These estimates are based on the net carrying amount of our core deposit intangibles and mortgage servicing rights as of June 30, 2006.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the six months ended June 30, 2006	$2,226	2,537

Estimated Amortization Expense:
For the six months ending December 31, 2006	2,100	2,600
For the year ending December 31, 2007	3,500	4,500
For the year ending December 31, 2008	2,900	3,800
For the year ending December 31, 2009	1,200	3,100
For the year ending December 31, 2010	1,100	2,600
For the year ending December 31, 2011	1,100	2,200

(7) Share-Based Incentive Compensation

The MAF Bancorp Incentive Compensation Plan, or the Incentive Plan, was adopted in July 2003. Under the Incentive Plan, a variety of different types of awards may be granted to directors and employees, including stock options, stock appreciation rights, restricted shares, performance shares, restricted and performance share units, cash awards, awards under deferred compensation or similar plans, and other incentive awards. Stock options have also been granted to employees and directors under prior stock option plans. Our shareholders have approved all stock incentive plans. We issue treasury shares to satisfy stock option exercises and upon vesting of RSUs, as available.

All stock options have been granted at an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. We recorded expense for the six months ended June 30, 2006 of $3,156 related to 500 options that remain subject to vesting and will become fully vested in December 2006. In 2004 and 2005, stock options granted were immediately vested and therefore there is no associated compensation expense to be recorded in 2006.

A summary of the activity relating to unvested stock options during the six months ended June 30, 2006 is presented below:

	Number of Options	Weighted average Grant- Date Fair Value ($)
Unvested options at December 31, 2005	500	$42.07
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested options at June 30, 2006	500	$42.07

The total remaining compensation cost related to non-vested stock options that had not yet been recognized at June 30, 2006, was $3,156, and the weighted average period over which these costs are expected to be recognized is six months. The weighted average life of the unvested stock options at that date was 7.96 years.

In connection with stock options exercised during the six months ended June 30, 2006, we received $4.9 million of cash from the exercise of the options. In addition, we realized $1.4 million in tax benefit from these exercises. Participants in the stock option plans realized an intrinsic value of $7.7 million from the exercise of these options during the first six months of 2006.

We have also granted restricted stock units, or RSUs, to employees and directors. An RSU award entitles the recipient to receive a like number of shares of our stock on certain designated vesting dates, assuming their employment/service is still active as of such dates. We granted 3,113 RSUs in June 2006 to non-management directors which will vest on the day prior to the date of the 2007 Annual Meeting of Shareholders. RSUs granted to employees in 2005 and 2006 vest ratably over a three-year period while RSUs granted in 2004 and 2003 vest ratably over five years from the date of grant. We expense the fair market value of RSUs, determined as of the date of grant, ratably over the vesting period, or, if

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

applicable, over a shorter period to the recipient’s retirement eligibility age if vesting accelerates on retirement. This expense totaled $387,830 and $188,072 for the six-month periods ended June 30, 2006 and June 30, 2005.

Prior to January 1, 2006, we elected to apply Accounting Principles Board, or APB, No. 25 and related interpretations under SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pursuant to the guidance in these pronouncements, we did not record compensation expense under our plans related to stock options.

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments.” SFAS No. 123R requires us to recognize compensation expense in an amount equal to the fair value of all share-based payments. We elected to apply SFAS 123R on a modified prospective method, which requires us to record compensation expense for newly granted options and over the remaining vesting period for previous awards that were fully or partially unvested as of the date of adoption of SFAS No. 123R. Also, under the modified prospective method, the financial statements for prior periods do not reflect any adjusted amounts. We utilize the Black-Scholes option-pricing model to determine the grant date value of stock options.

SFAS No. 123(R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Prior to the adoption of 123(R), the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. For the six months ended June 30, 2006, excess tax benefits are classified as an operating cash flow and a financing cash inflow in the Consolidated Statement of Cash Flows.

A summary of activity under our share-based incentive plans for the six months ended June 30, 2006, is as follows:

	Number of shares subject to options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1) (in thousands)
Options outstanding at December 31, 2005	3,376,104	$32.75
Plus:
Options granted	—	—
Conversion of EFC options to MAFB options	168,690	18.97
Less:
Options exercised	(322,114)	19.38
Options cancelled or expired	(2,000)	31.88

Options outstanding at June 30, 2006	3,220,680	$33.36	5.89	$30,242

Options exercisable at June 30, 2006	3,220,180	$33.36	5.89	$30,237

	Number of shares subject to RSUs(2)	Weighted average grant date fair value	Weighted average term to vest (in years)	Aggregate Intrinsic value(3) (in thousands)
RSUs outstanding at December 31,2005	43,398	$43.69
Plus: RSUs granted	4,413	42.84
Less:
RSUs vested	(4,240)	44.74
RSUs cancelled	(3,715)	43.61

RSUs outstanding at June 30, 2006	39,856	$43.49	1.72	$1,704

(1)	Stock option intrinsic value represents the number of shares subject to options multiplied by the difference in the weighted average exercise price and the closing market price of the common stock underlying the options on the date shown.
(2)	The end of period balances consist only of unvested shares.
(3)	RSU intrinsic value represents the number of RSUs multiplied by the market price of the common stock underlying the outstanding units at period end.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

There remain available 162,170 shares for grant of share-based awards under the Incentive Plan at June 30, 2006.

Awards granted and vested prior to our implementation of SFAS No. 123R were accounted for under APB 25 and related interpretations. Pro forma net income and net income per share, as if we had applied SFAS No. 123R to stock-based compensation for periods presented prior to our adoption, are as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands, except per share data)
Net income, as reported	$25,059	49,236
Deduct: total stock option employee compensation expense determined using the Black-Scholes method for all awards, net of related tax effects	637	1,165

Pro-forma net income	$24,422	48,071

Basic Earnings per Share
As Reported	$.78	1.51

Pro-forma	.76	1.48

Diluted Earnings Per Share
As Reported	.76	1.48

Pro-forma	.76	1.48

(8) Post-Retirement Plans

We sponsor a supplemental executive retirement plan, or SERP, for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. We also sponsor a partially subsidized group long-term medical plan for the purpose of providing certain former employees post-retirement medical benefits. The benefits under the SERP and long-term medical plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The group long-term medical plan was amended January 1, 2005, to eliminate the retiree subsidy for future retiree participants effective January 1, 2006. Employees who retired prior to 2006 are grandfathered and depending on years of service, up to 40% of the premium and projected claim costs continue to be subsidized.

The components of the net periodic benefit cost of our post-retirement plans are as follows:

	For the Three Months Ended June 30,
	SERP		Long-term medical plan
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$234	203	—	—
Interest cost	113	97	7	7
Amortization of unrecognized prior service cost	—	—	14	12
Amortization of unrecognized net loss	18	14	(29)	(29)

Net periodic benefit cost	$365	314	(8)	(10)

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	For the Six Months Ended June 30,
	SERP		Long-term medical plan
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$467	407	—	—
Interest cost	227	192	13	15
Amortization of unrecognized prior service cost	—	—	29	23
Amortization of unrecognized net loss	36	27	(58)	(58)

Net periodic benefit cost	$730	626	(16)	(20)

(9) Commitments and Contingencies

At June 30, 2006, we had outstanding commitments to originate and fund loans of $838.2 million, including $243.9 million of fixed-rate loans and $486.6 million of primarily hybrid adjustable-rate loans with initial fixed-rate terms of 3, 5 or 7 years and $107.7 million of home equity lines of credit. Prospective borrowers had locked the interest rate on $142.2 million of these commitments, of which $56.2 million were fixed-rate mortgage or equity loans, with rates averaging 7.13%, and $86 million were adjustable rate loans with rates averaging 7.19%. The interest rates on the remaining commitments of $696 million float at current market rates. Included in the outstanding commitments were $192.6 million of business banking loans. In addition, at June 30, 2006, we had outstanding forward commitments to sell $179.9 million of mortgage and equity loans of which $152.7 million relate to loans held for sale and $27.2 million are unfunded as of June 30, 2006.

At June 30, 2006, we had outstanding standby letters of credit, excluding those related to our own land development projects, totaling $104.2 million. Of this amount, $13.3 million is comprised of letters of credit to enhance industrial revenue bond financings of commercial real estate in our market. Additionally, we had outstanding standby letters of credit totaling $26.0 million related to our real estate development projects.

We could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless.

At June 30, 2006, we had $16.2 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program, or MPF, $32.4 million of loans sold with recourse to other investors, and approximately $33.2 million of credit risk related to loans with private mortgage insurance in force in the Bank’s captive reinsurance subsidiary. There are no expected losses and no recorded liabilities at June 30, 2006 for such exposure.

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

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,
	2006			2005
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$150,137	—	150,137	$116,764	—	116,764
Interest expense	83,340	(130)	83,210	49,707	(21)	49,686

Net interest income	66,797	130	66,927	67,057	21	67,078
Provision for loan losses	1,250	—	1,250	—	—	—
Non-interest income	21,642	350	21,992	18,230	166	18,396
Non-interest expense	44,358	303	44,661	43,088	470	43,558
Depreciation expense	4,101	25	4,126	3,464	18	3,482

Income (loss) before income taxes	38,730	152	38,882	38,735	(301)	38,434

Income tax expense (benefit)	$13,135	60	13,195	13,495	(120)	13,375

Net income (loss)	$25,595	92	25,687	$25,240	(181)	25,059

Average assets	$11,396,353	70,650	11,467,003	$9,799,711	49,424	9,849,135

	Six Months Ended June 30,
	2006			2005
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$291,652	—	291,652	$228,288	—	228,288
Interest expense	157,485	(202)	157,283	93,724	(53)	93,671

Net interest income	134,167	202	134,369	134,564	53	134,617
Provision for loan losses	1,650	—	1,650	—	—	—
Non-interest income	41,497	1,202	42,699	36,509	166	36,675
Non-interest expense	89,720	637	90,357	87,348	974	88,322
Depreciation expense	8,056	42	8,098	7,281	36	7,317

Income (loss) before income taxes	76,238	725	76,963	76,444	(791)	75,653
Income tax expense (benefit)	25,908	288	26,196	26,731	(314)	26,417

Net income (loss)	$50,330	437	50,767	$49,713	(477)	49,236

Average assets	$11,239,525	69,507	11,309,032	$9,704,758	49,583	9,754,341

(11) New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. In June 2006, the Financial Accounting Standards Board, FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, disclosure, and transition. The provisions of the interpretation are effective for the first fiscal year beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the financial statement impact related to the adoption of this pronouncement, including all required analyses and disclosures, which will be completed by the implementation date of January 1, 2007.

Accounting for Servicing of Financial Assets. In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. We intend to adopt this pronouncement January 1, 2007 and utilize the amortization method. We do not expect this implementation to have a material effect on our financial results.

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

Other-Than-Temporary Impairment. FASB Staff Position on SFAS No. 115-1 and SFAS No. 124-1, or the “FSP”, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. Our initial adoption of this statement has not had a material effect on our financial results.

Accounting Changes and Error Corrections. In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. This statement became effective, on a prospective basis, for fiscal years beginning after December 15, 2005. Our implementation of this statement has not had a material affect on our financial results.

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

Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates or further flattening or inversion of the yield curve, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, higher than expected compliance costs, changes in economic conditions which cause increased delinquencies in the Company’s loan portfolio, greater than expected losses in the Company’s loan or investment portfolios, demand for loan products, financial services and residential real estate in the Company’s market areas, delays in our real estate development project, deterioration in local housing markets, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

MAF Bancorp, Inc. was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb (“Bank”), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Today, our bank is one of the largest community-oriented financial institutions headquartered in Chicago. We provide financial services to retail and business banking customers in the Chicago and Milwaukee metropolitan area. We have grown our banking franchise through organic growth, selective acquisition and branch expansion. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc., or MAFD, a business we started in 1974.

We currently operate a total of 82 branches in Illinois and southeastern Wisconsin, 58 branches located in residential neighborhoods of the city of Chicago and throughout suburban communities in the Chicago metropolitan areas, and 24 branches in the Milwaukee area that currently operate under the name of St. Francis Bank, a division of Mid America Bank, fsb. Since June 30, 2005, we have opened two new branches and added seven branches through our acquisition of EFC in February 2006, all in suburban Chicago communities.

We expect to continue to evaluate potential acquisition opportunities that could enhance franchise value and may periodically be presented with opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or opportunities which allow us to expand outside our current primary market areas, as we have done in recent years. We review acquisition opportunities across a variety of parameters, including the potential impact on our financial condition as well our financial performance in the future. We anticipate acquisitions could involve some tangible book value per share dilution and may involve short-term earnings per share dilution depending on our timing and success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

Critical Accounting Policies and Estimates

Our financial condition and results of operations presented in this report are prepared in conformity with U.S. generally accepted accounting principles, as more fully described in Note 1 of the consolidated financial statements found in our Form 10-K for the fiscal year ended December 31, 2005, in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Our judgment is based on historical experience, terms of existing contracts, market trends, and other information available. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity:

Allowance for loan losses. We maintain an allowance for loan losses to cover management’s estimate of probable losses inherent in the Bank’s loan portfolio. In evaluating the allowance for loan losses and determining the amount of any provision for loan losses, management considers: (1) historical loss experience and the change in the mix of the overall portfolio composition over the last five years, (2) specific allocations based upon probable losses identified during the review of the portfolio, (3) delinquencies in the portfolio and the composition of non-performing loans, including the percent of non-performing loans with supplemental mortgage insurance, and (4) subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or general terms of the loan portfolio. The allowance for loan losses is established through a provision for loan losses that is recorded in the consolidated statement of operations.

Valuation of mortgage servicing rights. We capitalize the value of mortgage servicing rights upon the sale of loans. We determine the initial value by allocating the previous carrying amount of the sold loans based on the relative fair values of the servicing rights retained and the loans that are sold to a third party. The estimated values take into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. The estimated value of the mortgage servicing rights is affected by assumptions relating to loan prepayment speeds, earnings on escrow funds, and interest rate used to discount to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights quarterly on a disaggregated basis using current estimates of prepayment speed, cash flow and discount rates. Changes in these estimates impact fair value, and could require us to record a valuation allowance or recovery. We recovered $125,000 of the valuation allowance previously recorded to write down servicing rights in the first half of 2005 when we lowered our estimates of prepayment speeds in light of the rising rate environment.

Valuation of goodwill and intangible assets. In accounting for acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposit intangibles. The amounts we record are based on our estimates of the fair value of assets and liabilities acquired. The valuation techniques we use to determine the carrying value of tangible and intangible assets and liabilities acquired in acquisitions and the estimated lives of the identifiable intangible assets involve a number of subjective judgments such as estimates for discount rates, projected future cash flows and an estimate of useful lives, all of which are susceptible to change based on changes in economic conditions and other factors. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds the remaining value we are reasonably likely to realize. Similarly, on an annual basis we evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce the carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the segment reporting level, and all of our goodwill is recorded in our banking segment.

While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and related amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in an acquisition, the value of those mortgage loans we acquired may have been less and the goodwill we recorded may have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in the current period. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets, which adversely affect their value or shortens estimated lives, would adversely affect our results of operations. At June 30, 2006, our goodwill was $388.2 million and our identifiable intangible assets (core deposits) amounted to $21.4 million. We recorded

$2.2 million and $1.5 million of amortization of core deposit intangibles during the six months ended June 30, 2006 and June 30, 2005. Based on our evaluations, we recorded no goodwill impairment in 2006 or 2005.

Real estate held for development. Income from real estate operations in our real estate developments is based on cash received per lot less the cost of sales. Cost of sales includes capitalized interest and an estimate of future costs to be incurred in completing the development project. The estimate of total project costs is reviewed on a quarterly basis by management. Estimates are subject to change for various reasons, including changes in the estimated duration of the project, changes in rules or requirements of the community where the project resides, soil and weather conditions, increased project budgets, as well as the general level of inflation. If these estimates are incorrect and either the expenses are greater than anticipated or the sales are slower than expected, we may have to expend additional funds or obtain borrowings to cover current improvement costs, and our financial results could be negatively impacted.

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

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Financial and Operating Highlights

The following table highlights selected financial information and operating results for the three and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except for per share data)
Net income	$25,687	25,059	$50,767	49,236
Diluted earnings per share	.75	.76	1.49	1.48
Return on average assets(1)	.90%	1.02	.90%	1.01
Return on average equity(1)	9.72	10.62	9.67	10.30
Return on average tangible equity(1),(2)	15.90	16.00	15.46	15.42
Efficiency ratio(3)	55.35	55.20	55.85	56.08

Loans sold	$329,641	185,247	$585,578	415,979

	June 30, 2006	December 31, 2005	June 30, 2005
Book value per share	$31.38	30.50	29.72
Tangible book value per share(2)	19.00	20.69	19.82
Stockholders’ equity to total assets	9.07%	9.33	9.45
Tangible stockholders’ equity to tangible assets(2)	5.70	6.52	6.50
____________________
(1)	Annualized.
(2)	See “Non-GAAP Financial Information” starting on page 20.
(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain (loss) on sale of mortgage-backed and investment securities and premises and equipment.

•	Continued margin compression in the rising rate environment has led to a slight decline in net interest income for the first six months of 2006 compared to the year-ago period, despite the addition of $1.39 billion in average interest-earning assets year over year. Approximately $2.0 billion of the $3.5 billion of adjustable rate one- to four-family mortgage loans in our portfolio are scheduled to roll out of their initial fixed rate period over the next approximately 30 months, allowing us to reprice a significant portion of our one- to four-family mortgage loans. We expect further compression in our net interest margin due to the flat yield curve environment and continued pressure on funding costs from strong competition in our markets and changing deposit mix.

•	We recorded a $1.65 million provision for loan losses in the first six months of 2006 compared to no provision in the first half of 2005 as we incurred a higher level of charge-offs primarily related to higher LTV home equity lines. We have broadened our mortgage loan offerings over the last year to include a wider range of higher LTV and interest-only products. While there is an inherent higher risk of loss to us, we can earn higher interest rates on these nontraditional mortgage products.

•	We were successful in continuing to diversify our portfolio as we increased our non one- to four-family mortgage and home equity lines to 26% of our loan portfolio at June 30, 2006 compared to 22% a year ago. During 2006, loan categories other than one- to four-family mortgages and home equity lines have grown at an annualized rate of 18%, primarily reflecting organic growth of our business banking portfolio.

•	We completed $585.6 million in loan sales during the first half of 2006, compared to $416.0 million for the 2005 period. A significant portion of the loans we sold were adjustable rate mortgage originations which we chose to sell to generate gains rather than growing our portfolio as we had typically done in prior years. Our strategy is to limit balance sheet growth in the flat yield curve environment.

•	We increased non-interest income by 16.4% for the six months ended June 30, 2006 compared to the first half of last year. Deposit account service charges increased 18% compared to the prior year period primarily reflecting increases in debit card activity and higher consumer overdraft activity. Also contributing to the increase was $1.2 million of income from real estate in the first half of 2006 compared to $166,000 for the prior year period, primarily from lot sale closings in Springbank of lots under contract since 2005. We expect slowdown in the residential real estate market is likely to impact our income from real estate development activity in the second half of the year.

•	Non-interest expense grew at only 2.9% from the same period a year ago despite additional headcount and occupancy costs arising from the acquisition of EFC and two de novo branches opened in the past year. Our efficiency ratio improved to 55.85% for the first half of 2006 compared to 56.08% for the prior year period.

Non-GAAP Financial Information

This report contains certain financial metrics determined by methods other than in accordance with accounting principles generally accepted in the United States of America, or GAAP. These measures include tangible book value per share, tangible stockholders’ equity to tangible assets ratio and annualized return on average tangible equity. We use these non-GAAP measures in our analysis of our performance and financial condition and believe this presentation provides useful supplemental information that is helpful in understanding our financial condition and results, as they provide a method to assess our success in managing and utilizing tangible capital. These disclosures should not be considered an alternative to GAAP, nor are they necessarily comparable to non-GAAP performance measures that might be presented by other companies.

Tangible Book Value Per Share. Tangible book value per share is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) common shares outstanding. The following table presents a reconciliation of stockholders’ equity to tangible stockholders’ equity (in thousands):

	At
	June 30, 2006		December 31, 2005		June 30, 2005
	Amount	Per share	Amount	Per share	Amount	Per share
Stockholders’ equity - as reported	$1,038,856	$31.38	$978,179	$30.50	$950,257	$29.72
Goodwill	(388,156)	(11.73)	(304,251)	(9.49)	(305,162)	(9.54)
Core deposit intangibles	(21,416)	(.65)	(10,164)	(.32)	(11,597)	(.36)

Tangible stockholders’ equity	$629,284	$19.00	$663,764	$20.69	$633,498	$19.82

Tangible Stockholders’ Equity to Tangible Assets. Tangible stockholders’ equity to tangible assets is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) total assets less the sum of goodwill and core deposit intangibles. The following table presents a reconciliation of total assets to tangible assets (in thousands):

	At
	June 30, 2006	December 31, 2005	June 30, 2005
Total assets - as reported	$11,450,336	10,487,504	10,059,203
Goodwill	(388,156)	(304,251)	(305,162)
Core deposit intangibles	(21,416)	(10,164)	(11,597)

Tangible total assets	$11,040,764	10,173,089	9,742,444

Return on Average Tangible Stockholders’ Equity. Return on average tangible stockholders’ equity is calculated by dividing (a) annualized net income by (b) average stockholders’ equity less average goodwill and core deposit intangibles. The following table presents a reconciliation of average stockholders’ equity to average tangible stockholders’ equity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average stockholders’ equity	$1,056,707	943,886	$1,050,126	956,047
Average goodwill	(388,135)	(305,164)	(372,818)	(305,171)
Average core deposit intangibles	(22,207)	(12,077)	(20,469)	(12,442)

Average tangible stockholders’ equity	$646,365	626,645	$656,839	638,434

Net Interest Income and Net Interest Margin

Net interest income decreased $151,000 to $66.9 million for the three months ended June 30, 2006, compared to $67.1 million for the three months ended June 30, 2005, primarily due to the combination of rising short-term interest rates, a flattening yield curve, and our additional investments in non-interest earning assets, including bank-owned life insurance and our real estate development projects.

Our net interest margin declined to 2.55% for the quarter compared to 2.96% in the previous year quarter, as the cost of interest-bearing liabilities increased faster than the yield on interest-earning assets in the rising rate environment. Core deposit growth has continued to be difficult as consumer preferences have shifted into higher-yielding certificate accounts in the current rate environment, which has also contributed to higher funding costs. Average interest-earning assets for the second quarter of 2006 increased $1.44 billion, or 16% compared to the second quarter of 2005, primarily due to the addition of $990 million of interest-earning assets from the EFC acquisition.

During the current quarter, we continued to limit asset growth in our lowest yielding asset categories, one- to four-family first mortgage loans and securities, as the continued flat interest rate environment has caused the spread to funding costs on these assets to be lower than what we believe makes sense for investments. We achieved planned shrinkage through sales of securities, limited reinvestment of loan and MBS prepayments, and repayment of borrowings. While our current plan is to retain the flexibility to releverage our balance sheet in future periods when spreads return to more favorable levels, if the current interest rate environment persists, we may consider redeploying capital to retire holding company debt, to reduce other borrowings or to repurchase additional shares of stock.

During the second quarter of 2006, we were able to redeem approximately $20 million of our excess investment in stock of the Federal Home Loan Bank of Chicago, or FHLBC, where the dividend yield has now declined to 3.10% annualized from 6.45% annualized for the 2005 six month period. We will seek to redeem additional excess investment to the extent permitted by FHLBC’s regulators, likely not to occur until late in 2006 based on recent indications from the FHLBC.

Our borrowing costs increased 88 basis points due to the upward repricing of floating rate borrowings, and refinancing maturities of fixed rate borrowings at higher interest rates. In addition, as part of our capital management strategy, from April 2005 through January 31, 2006, we issued $67 million of higher-cost, floating-rate junior subordinated debentures in trust preferred structures and increased our unsecured floating rate term loan by $52 million to fund the cash portion of the EFC transaction and stock repurchases. We repurchased 1.6 million shares of stock in the last twelve months using borrowed funds, which improved earnings per share results but had the effect of reducing the net interest margin.

Average interest-earning assets for the six months ended June 30, 2006 increased $1.39 billion, or 15% compared to the first six months of 2005, primarily due to the addition of $990 million of interest-earning assets from the EFC acquisition. Despite the increase in average interest-earning assets, net interest income decreased $248,000 to $134.4 million for the six months ended June 30, 2006, compared to $134.6 million for the six months ended June 30, 2005. Net interest income was impacted by rising short-term interest rates that affected deposit costs more than asset yields, a flattening yield curve, additional investments in our real estate development projects and bank-owned life insurance and a reduced yield on FHLBC stock. Our net interest margin declined to 2.59% for the current six months compared to 3.00% in the first half of last year. Core deposit growth has continued to be difficult as consumer preferences have shifted into higher-yielding certificate accounts in the current rate environment.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. The yield/cost calculations at June 30, 2006 and 2005 include fees that are considered adjustments to yield.

	Three Months Ended June 30,						At June 30, 2006
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
		(Dollars in thousands)
Assets:
Loans receivable(1)	$8,175,605	123,575	6.05%	$6,948,067	93,217	5.37%	$8,148,167	6.20%
Mortgage-backed securities	1,503,482	17,217	4.58	1,359,944	14,341	4.22	1,462,643	4.68
Stock in FHLB of Chicago	175,968	1,363	3.11	226,169	3,531	6.26	159,111	3.10
Investment securities	516,338	5,861	4.55	428,038	4,351	4.08	519,837	4.43
Interest-bearing deposits and federal funds sold(2)	128,446	2,121	6.62	98,497	1,324	4.68	112,204	7.00

Total interest-earning assets	10,499,839	150,137	5.73	9,060,715	116,764	5.16	10,401,962	5.86
Non-interest earning assets	967,164			788,420			1,048,374

Total assets	11,467,003			9,849,135			11,450,336

Liabilities and stockholders’ equity:
Deposits	6,332,805	45,204	2.86	5,596,614	25,508	1.83	6,319,102	2.99
Borrowed funds	3,265,383	36,897	4.53	2,623,467	23,850	3.66	3,222,442	4.55
Junior subordinated debentures	67,011	1,109	6.55	26,170	328	4.96	67,011	6.89

Total interest-bearing liabilities	9,665,199	83,210	3.45	8,246,251	49,686	2.42	9,608,555	3.54
Non-interest bearing deposits	566,636			491,490			607,435
Other liabilities	178,461			167,508			195,490

Total liabilities	10,410,296			8,905,249			10,411,480
Stockholders’ equity	1,056,707			943,886			1,038,856

Liabilities and stockholders’ equity	$11,467,003			$9,849,135			$11,450,336

Net interest income/ interest rate spread		66,927	2.28%		67,078	2.74%		2.32%

Net earning assets/net yield on average Interest-earning assets	$834,640		2.55%	$814,464		2.96%	$793,407

Ratio of interest-earning assets to Interest-bearing liabilities			108.64%			109.88%		108.26%

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
		(Dollars in thousands)
Assets:
Loans receivable(1)	$8,048,589	239,361	5.97%	$6,929,317	183,044	5.30%
Mortgage-backed securities	1,524,835	34,664	4.55	1,304,238	26,987	4.14
Stock in FHLB of Chicago	174,959	2,671	3.08	243,205	7,779	6.45
Investment securities	515,767	11,511	4.50	409,197	8,116	4.00
Interest-bearing deposits and federal funds sold(2)	101,768	3,445	6.83	94,622	2,362	5.03

Total interest-earning assets	10,365,918	291,652	5.64	8,980,579	228,288	5.10
Non-interest earning assets	943,114			773,762

Total assets	11,309,032			9,754,341

Liabilities and stockholders’ equity:
Deposits	6,189,767	83,756	2.73	5,529,427	47,351	1.73
Borrowed funds	3,253,870	71,390	4.42	2,596,340	45,992	3.57
Junior subordinated debentures	67,011	2,137	6.38	13,157	328	5.03

Total interest-bearing liabilities	9,510,648	157,283	3.33	8,138,924	93,671	2.31
Non-interest bearing deposits	562,679			489,060
Other liabilities	185,579			170,310

Total liabilities	10,258,906			8,798,294
Stockholders’ equity	1,050,126			956,047

Liabilities and stockholders’ equity	$11,309,032			$9,754,341

Net interest income/ interest rate spread		134,369	2.31%		134,617	2.79%

Net earning assets/net yield on average interest-earning assets	$855,270		2.59%	$841,655		3.00%

Ratio of interest-earning assets to interest-bearing liabilities			108.99%			110.34%

(1)	Includes non-accrual loans in average balances.
(2)	Includes pro-rata share of interest income received on outstanding drafts payable.

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

	Three Months Ended June 30, 2006 Compared to June 30, 2005 Increase (Decrease), Due to			Six Months Ended June 30, 2006 Compared to June 30, 2005 Increase (Decrease), Due to
	Volume	Rate	Net	Volume	Rate	Net
		(Dollars in thousands)
Interest income:
Loans receivable	$17,675	12,683	30,358	$31,610	24,707	56,317
Mortgage-backed securities	1,586	1,290	2,876	4,849	2,828	7,677
Investment securities	964	546	1,510	2,292	1,103	3,395
Stock in FHLB of Chicago	(663)	(1,505)	(2,168)	(1,784)	(3,324)	(5,108)
Interest-bearing deposits and federal funds sold	336	461	797	190	893	1,083

Total	19,898	13,475	33,373	37,157	26,207	63,364

Interest expense:
Interest-bearing deposits	3,714	15,982	19,696	6,215	30,190	36,405
Borrowed funds	6,547	6,500	13,047	13,078	12,320	25,398
Junior subordinated debentures	506	275	781	1,355	454	1,809

Total	10,767	22,757	33,524	20,648	42,964	63,612

Net change in net interest income	$9,131	(9,282)	(151)	$16,509	(16,757)	(248)

Provision for Loan Losses

We recorded a $1.7 million provision for loan losses during the first half of 2006 compared to no provision in the prior year period. Net charge-offs for the six months ended June 30, 2006, were $2.0 million compared to $321,000 for the six months ended June 30, 2005. We experienced an increase in charge-offs in the second quarter of 2006 primarily relating to our residential loan portfolio. See Page 30 for a discussion of activity in our allowance for loan losses.

The increase in the provision for loan losses is primarily the result of the increased level of charge-offs, shift in the mix of the portfolio, and higher non-performing loans. At June 30, 2006, our allowance for loan losses was $40.4 million, or .51% of total loans receivable, compared to $36.5 million, or .51% at December 31, 2005, and $36.1 million or .51% at June 30, 2005. In management’s judgment, the allowance for loan losses is adequate at June 30, 2006.

Non-Interest Income

Non-interest income, increased $6.0 million or 16.4%, compared to the six months ended June 30, 2005, due in part to the EFC acquisition. We had significant increases in deposit account service charges, earnings on bank owned life insurance and income from real estate operations. We also recorded $781,000 of gain on the sale of fixed assets during the quarter, a result of selling excess branch related real estate as well as a resolution of a dispute relating to an easement on land acquired previously. We have expanded our mortgage offerings to include various non-conforming and sub-prime mortgage products due to the increased demand for these products in the overall mortgage market. Sub-prime product offerings generated $430,000 in loan fee income for us in the first half of 2006. We sell the newly originated sub-prime loans into the secondary market rather than retain them in portfolio.

Loan Originations, Sales and Servicing

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
1-4 Family Originations and Purchases
Fixed-rate	$177,524	167,556	$304,490	301,657
Adjustable- rate	280,014	370,936	531,123	651,564

Total	$457,538	538,492	$835,613	953,221

Loan Sales
One- to four- family mortgage loans:
Fixed-rate	$172,510	144,236	$308,235	289,761
Adjustable-rate	150,054	13,852	241,954	22,217

Total	322,564	158,088	550,189	311,978
Home equity loans and lines of credit	7,077	27,159	35,389	104,001

Total loans sold	$329,641	185,247	$585,578	415,979

Gain on sale of one- to four - family mortgage loans	$2,312	1,419	$4,690	3,365
Gain on sale of home equity loans and lines of credit	117	885	719	2,815

Total loan sale gains	$2,429	2,304	$5,409	6,180

Margin on one- to four – family mortgage loan sales	.72%	.90	.85%	1.08

Loan Servicing
Loan servicing fee income	$843	658	$1,628	1,339
Valuation recovery on mortgage servicing rights	—	—	—	125

During 2006, we have experienced decreases in our one- to four-family loan origination volume consistent with the overall slowdown in the mortgage industry, but we are continuing to pursue opportunities to sell one- to four-family mortgages into the secondary market. Loan sale volume has increased by approximately 40% in 2006 compared to the first half of 2005. We have expanded the amount of ARM loans sold as part of our strategy to limit balance sheet growth in the current difficult yield environment. To date, our equity loan sales have consisted primarily of wholesale purchases and loans with single-service borrowers who have limited account relationships with us.

ARM-loan sales typically generate lower profit margins than fixed-rate mortgages and home equity lines of credit. The decrease in loan sale gains for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is due to lower sales of higher-margin equity lines of credit offset in part by increased sales of adjustable-rate one- to four-family loans.

Loan servicing income increased primarily due to lower mortgage servicing rights amortization expense as loan prepayments have slowed in the servicing portfolio.

Deposit Account Service Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Deposit service charges	$10,669	8,769	$19,391	16,415
Deposit service fees/total revenue(1)	12.0%	10.3	11.0%	9.6

(1)	Total revenue equals net interest income plus non-interest income.

	At
	June 30, 2006	December 31, 2005	June 30, 2005
Number of checking accounts	268,900	252,200	251,900

We reported an 18% increase in deposit account service charges for the current six month period compared to the previous year period, primarily reflecting increases in debit card activity and higher consumer overdraft activity due in part to allowing overdrafts at ATMs. We implemented a new ATM fee structure in the second half of 2005, which combined with an expansion of the deposit base relating to the February 2006 EFC acquisition, also increased our overall service fees.

Income From BOLI Investments

Our income from bank-owned life insurance investments increased to $3.4 million for the first six months of 2006, a 67% increase over the 2005 period primarily due to a 67% increase in the average amount of BOLI investments for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The large increase is primarily due to new BOLI purchases in the first half of 2005 as well as $20.0 million added through the EFC acquisition. Because earnings on BOLI investments are recorded as non-interest income, our additional investment in these assets reduces net interest margin.

Investment Services Activity

Brokerage and insurance commissions for the first six months of 2006 have increased over 30% from the same period a year ago. We have been successful in recruiting additional seasoned investment professionals to expand investment services coverage to more of our branch locations.

Real Estate Development Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Real estate development income	$350	166	$1,202	166
Residential lot sale closings	19	4	73	4

	At
	June 30, 2006	June 30, 2005
Pending lot sales at quarter end	26	182
Investment in real estate held for development or sale (000’s)	$70,498	$46,336

Activity during the second quarter of 2006 reflects closings of lots previously under contract in the initial phases of the Springbank project. Included in the results for the current six month period is $429,000 related to a prior land development project, where the final three lots were sold and the project finalized.

The increase in the balance of investment in real estate as compared to a year ago relates primarily to continued land purchases and development costs related to Springbank, offset by the cost of lots sold. Investment in real estate also includes $8.3 million paid to complete the purchase of 240 acres of land in Plainfield, Illinois near Springbank acquired at the end of the second quarter of 2006 for future development. The contract had been pending for several years.

Non-Interest Expense

The following table identifies changes in our non-interest expense for the three- and six-month periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	Percentage Increase (Decrease)	2006	2005	Percentage Increase (Decrease)
	(Dollars in thousands)
Compensation	$20,652	18,925	9.1%	$40,706	38,795	4.9%
Employee benefits	6,465	6,140	5.3	13,844	13,344	3.7

Total compensation and benefits	27,117	25,065	8.2	54,550	52,139	4.6

Office occupancy	5,868	5,191	13.0	11,725	10,211	14.8
Furniture, fixtures and equipment	2,196	2,028	8.3	4,328	3,989	8.5
Advertising and promotion	2,063	3,016	(31.6)	3,802	5,017	(24.2)
Data processing	2,242	1,991	12.6	4,908	4,035	21.6
Amortization of core deposit intangibles	1,210	732	65.3	2,226	1,469	51.5
Other expenses:
Professional fees	650	1,001	(35.2)	1,424	2,526	(43.6)
Stationery, brochures and supplies	802	623	28.8	1,585	1,454	9.0
Postage	666	613	8.6	1,407	1,325	6.2
Telephone	440	269	63.5	926	870	6.4
Transaction fraud losses	619	506	22.2	1,085	877	23.7
Correspondent banking services	367	356	3.2	819	819	—
Title fees, recording fees and credit reports	693	475	46.0	1,160	1,118	3.8
Security	412	416	(1.0)	819	833	(1.7)
Insurance	475	450	5.6	946	904	4.6
FDIC premiums and OTS assessment	619	583	6.0	1,242	1,175	5.7
Real estate held for investment (1)	1,013	1,022	(0.9)	2,010	2,038	(1.4)
Other	1,335	2,703	(50.6)	3,493	4,840	(27.8)

Total other expenses	8,091	9,017	(10.3)	16,916	18,779	(9.9)

	$48,787	47,040	3.7%	$98,455	95,639	2.9%

(1)	Expenses are from SF Equity Properties, Inc., a subsidiary of the Bank that invests in affordable and senior housing properties in Wisconsin.

Non-interest expense for the six-months ended June 30, 2006 increased only 2.9% compared to the first half of 2005 despite the addition of nine new branches over the past year, including seven branches from the EFC acquisition. The efficiency ratio improved to 55.85% compared to 56.08% for the 2005 period. Amortization of core deposit intangibles increased as a result of the EFC acquisition. Lower advertising expenses for the 2006 period were due to a decrease in promotional campaigns, however advertising expenses are expected to be higher in the second half of the year. Professional expenses decreased $1.1 million due to lower consulting fees. In 2005 we incurred consulting fees related to various process improvements including an automated work flow system for the mortgage loan division and Sarbanes-Oxley and Bank Secrecy anti-money laundering compliance costs. Other expenses decreased due to lower costs related to reserves for contingent liabilities and lower ATM related expenses.

The increase in compensation and benefits is due to the impact of the EFC transaction and normal salary increases, offset by the efficiency improvements realized later in 2005, the reduction of incentive accruals and a workmen’s compensation insurance refund based on insurance company audits of prior years’ activity. The first six months of 2006 includes an expense of $3,156 relating to 500 stock options that are not yet fully vested. In 2004 and 2005, the majority of stock options granted were immediately vested and therefore there is no associated compensation expense to be recorded under SFAS No. 123R. Compensation expense related to accounting for RSUs totaled $387,830 and $188,072 for the six-month periods ended June 30, 2006 and June 30, 2005. Historically, a portion of executive compensation has consisted of stock option awards, the majority of which have typically been awarded in the fourth quarter. We will be required to record compensation expense in future periods for any share-based awards that are made.

Income Tax Expense

Income tax expense totaled $13.2 million for the three-months ended June 30, 2006, equal to an effective income tax rate of 33.9%, compared to $13.4 million or an effective income tax rate of 34.8% for the three-months ended June 30, 2005. Income tax expense totaled $26.2 million for the six months ended June 30, 2006, or an effective income tax rate of 34.0%, compared to $26.4 million or an effective income tax rate of 34.9% for the six months ended June 30, 2005. The lower effective income tax rate in 2006 for both the three month and six month periods ended June 30, 2006, compared to the same 2005 three month and six month periods, is primarily attributable to an increase in tax-exempt investments and tax-advantaged bank-owned life insurance (BOLI).

Changes in Financial Condition

Our total assets at June 30, 2006, increased $962.8 million, or 9.2% from $10.49 billion at December 31, 2005, primarily due to the EFC acquisition.

	June 30, 2006	December 31, 2005	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$260,201	246,029	14,172	5.7%
Investment securities available for sale	519,837	475,152	44,685	9.4
Stock in FHLB of Chicago	159,111	165,663	(6,552)	(3.9)
Mortgage-backed securities available for sale	1,235,252	1,313,409	(78,157)	(5.9)
Mortgage-backed securities held to maturity	227,391	243,161	(15,770)	(6.4)
Loans receivable, net	8,107,769	7,289,224	818,545	11.2
Bank-owned life insurance	130,549	107,253	23,296	21.7
Goodwill and intangibles	431,518	334,422	97,096	29.0
Other	378,708	313,191	65,517	20.9

Total assets	$11,450,336	10,487,504	962,832	9.1%

Liabilities and Equity:
Deposits	$6,926,537	6,197,503	729,034	11.7%
Borrowed funds	3,222,442	3,057,669	164,773	5.3
Junior subordinated debentures	67,011	67,011	—	—
Other liabilities	195,490	187,142	8,348	4.4

Total liabilities	10,411,480	9,509,325	902,155	9.4
Stockholders’ equity	1,038,856	978,179	60,677	6.2

Total liabilities and equity	$11,450,336	10,487,504	962,832	9.1%

Loans Receivable. (1) The following table sets forth our loan portfolio composition by loan type at the dates indicated:

	6/30/06		12/31/05
	(Dollars in thousands)
One- to four-family	$4,574,181	57.3%	$4,256,913	59.0%
Home equity lines of credit	1,283,042	16.0	1,282,154	17.8
Home equity and consumer loans	96,229	1.2	70,162	1.0
Multi-family	787,180	9.8	698,659	9.7
Commercial real estate	610,881	7.6	492,307	6.8
Construction	164,433	2.1	109,691	1.5
Land	289,183	3.6	171,580	2.4
Commercial business loans	190,367	2.4	129,771	1.8

Total loans receivable, net	$7,995,496	100.0%	$7,211,237	100.0%

(1)	Certain loan reclassifications have been made for December 31, 2005 to conform to current period classification.

The growth in our loan portfolio since December 31, 2005 is primarily due to the $865 million of loans added in the EFC acquisition. Exclusive of one- to four-family and home equity loans and lines of credit, our portfolio grew at an annualized rate of 18%, primarily reflecting organic growth in our business banking operations.

Deposits. The following table sets forth our deposit composition by type at June 30, 2006, and December 31, 2005:

	At June 30, 2006			At December 31, 2005
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$307,668	4.4%	—	$258,632	4.2%	—
Non-interest bearing checking	299,767	4.3	—	291,462	4.7	—
Interest-bearing checking	780,470	11.3	1.15%	816,387	13.2	.98%
Commercial money market	87,244	1.3	3.82	60,064	1.0	3.07
Money market	698,278	10.1	2.86	615,280	9.9	2.34
Passbook	1,255,464	18.1	.68	1,268,680	20.4	.60

Core deposits	3,428,891	49.5	1.19	3,310,505	53.4	.96

Certificate accounts	3,498,157	50.5	4.23	2,885,998	46.6	3.65

Unamortized premium (discount), net	(511)	—	—	1,000	—	—

Total deposits	$6,926,537	100.0%	2.72%	$6,197,503	100.0%	2.22%

Since December 31, 2005, deposits have grown $729.0 million primarily due to $703 million of deposits added in the EFC acquisition. Rate competition has made deposit growth challenging during 2006. Although core deposits and number of checking accounts are up from year end primarily due to the EFC acquisition, core deposits as a percentage of total deposits declined with higher certificate of deposit rates continuing to attract consumers into these products.

Borrowed Funds. The following is a summary of our borrowed funds at June 30, 2006 and December 31, 2005:

	At June 30, 2006		At December 31, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank advances:
Fixed rate	$2,395,000	4.43%	$2,221,000	4.21%
Adjustable rate	200,000	5.21	250,000	4.42

Total FHLBC advances	2,595,000	4.49	2,471,000	4.23
Reverse repurchase agreements	400,000	5.14	500,000	4.24
Unsecured term loan	115,000	6.02	63,000	5.14
Other borrowings	59,247	4.40	23,379	3.38
Unsecured line of credit	50,000	5.96	—	—
Unamortized premium	3,195	—	290	—

Total borrowed funds	$3,222,442	4.64	$3,057,669	4.24%

At June 30, 2006, reverse repurchase agreements totaled $400 million and are adjustable rate with remaining terms to maturity ranging from two to fifty-four months. The interest rate on $150 million of these agreements is tied to the prime rate and ranges from prime minus 278 basis points to prime minus 280 basis points. The remaining $250 million have interest rates ranging from three-month LIBOR minus 26 basis points to three-month LIBOR minus 101 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly at various dates in 2006 and 2007.

On July 17, 2006, we refinanced our term loan facility with various lenders. We increased by $40 million the amount of this borrowing to $155 million, which matures in 2015. The new credit agreement provides for a revolving line of credit for borrowings up to $60 million, the same amount included in the prior credit facility. At June 30, 2006, there was $50 million outstanding under the line of credit. We used the additional term loan proceeds to repay line of credit borrowings that had been previously drawn to fund stock repurchases, additional investment in real estate, and a portion of the cash consideration for the EFC acquisition.

Junior Subordinated Debentures. During 2005, we formed MAF Bancorp Capital Trust I and MAF Bancorp Capital Trust II as special purpose finance subsidiaries. The trusts issued $65.0 million in trust preferred securities and the proceeds from the sale of the preferred securities, along with $2.0 million received from our purchase of the common equity securities of the trusts, were invested in junior subordinated debentures of the Company. The total balance of the junior subordinated debentures issued to the trusts is recorded as a liability. The trust preferred securities mature in 30 years and are callable at par in five years at our option. We pay interest on the indebtedness at three-month LIBOR plus 1.75% for Capital Trust I and 1.40% for Capital Trust II, resetting quarterly. At June 30, 2006, the interest rate for Capital Trust I was 7.08% and for Capital Trust II was 6.73%.

Stockholders’ Equity. Stockholders’ equity increased by $60.7 million during the past six months. We issued $101.0 million of stock, totaling 2.34 million shares, for the acquisition of EFC, paid cash dividends of $16.9 million and recorded a $15.7 million decrease in the fair value of our available for sale securities portfolio. As part of our strategy to optimize the use of capital in this yield environment, we spent $68.8 million for the repurchase of 1.6 million of our stock at an average price of $43.11 during the first six months of 2006. There are 321,779 shares remaining that are authorized for repurchase in the public market. Included in the share repurchases in the first half of 2006 are 215,879 shares acquired from the EFC Employee Stock Ownership Plan following the merger.

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

The following table sets forth information regarding our non-performing assets at the dates shown. All non-performing loans shown were on non-accrual status.

	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05
	(Dollar in thousands)
Non-accrual loans:
One- to four-family	$28,150	25,893	21,535	22,628	23,084
Equity lines of credit	7,655	7,081	6,461	9,451	5,084
Home equity loans	2,153	1,043	1,023	997	694
Multi-family	1,194	535	341	557	314
Commercial real estate	1,848	2,249	1,639	898	1,058
Construction	—	—	—	—	—
Land	—	—	—	—	—
Consumer loans	8	20	27	50	118
Commercial business loans	1,157	709	134	796	196

Total	$42,165	37,530	31,160	35,377	30,548

Non-performing loans to total loans	.53%	.47	.43	.50	.44

Foreclosed real estate, net of reserves:
One- to four-family	$2,092	2,275	789	789	387

Total non-performing assets	$44,257	39,805	31,949	36,166	30,935

Total non-performing assets to total assets	.39%	.35	.30	.35	.31

The increase in non-performing loans since year end is primarily related to our residential loan portfolio.

For the quarter ended June 30, 2006, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $691,000 compared to $461,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $1.2 million compared to $862,000 for the six months ended June 30, 2005.

Non-Performing Residential Loans. The following table provides information regarding non-performing loans and lines of credit secured by one- to four-family residential properties at the dates shown:

	At
	June 30, 2006(1)	December 31, 2005(1)	June 30, 2005(1)
One- to four-family loans and home equity lines of credit as a percentage of total loans	74%	78%	78%
Non-performing one- to four-family loans and equity lines of credit as a percentage of total non-performing loans	90	93	94
Percentage of non-performing one- to four-family loans and home equity lines of credit with PMI or other guarantees	23	26	34
Percentage of one- to four-family loans and home equity lines of credit without PMI and other guarantees and with combined loan-to-value greater than 90%	8	8	7

(1)	Includes equity lines of credit and home equity loans.

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

In connection with the filing of periodic reports with the OTS, we regularly review problem assets in our portfolio to determine whether any loans or investments require classification in accordance with applicable regulations. At June 30, 2006 and December 31, 2005, all of our non-performing loans were classified as substandard or doubtful. In addition, we had classified as substandard for regulatory purposes $3.5 million of multi-family loans at June 30, 2006 and December 31, 2005, as well as $10.9 million at June 30, 2006, and $10.7 million at December 31, 2005, of commercial and commercial real estate loans that were still performing and accruing interest. We have also classified as substandard for regulatory purposes a standby letter of credit we issued backing $6.8 million of industrial revenue bonds maturing on December 1, 2006, that are collateralized by a commercial office building in Illinois. Special mention loans at June 30, 2006 and December 31, 2005 totaled $30.6 and $23.9 million, respectively.

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized in the following table for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$41,021	36,249	$36,495	36,255
Allowance acquired in EFC acquisition	—	—	4,294	—
Provision for loan losses	1,250	—	1,650	—
Charge-offs	(1,993)	(188)	(2,244)	(321)
Recoveries	120	73	203	200

Balance at end of period	$40,398	36,134	$40,398	36,134

The allowance for loan losses to total loans was .51% at June 30, 2006 and December 31, 2005, while the allowance for loan losses to non-performing loans was 95.8% at June 30, 2006, compared to 117.12% at December 31, 2005. The charge-offs during the 2006 periods relate primarily to residential loans with higher combined loan-to-value ratios. Approximately $1.6 million of the $2.0 million in charge-offs in the second quarter were related to equity lines of credit. Most of these loans were higher risk loans at the time of origination with higher loan to value levels, and there were several instances of loan customer fraud contributing to these charge-offs. We have recently undertaken efforts to enhance certain of our underwriting and recording processes to help mitigate loss exposure on higher risk products and address the increasing incidence of fraud in the mortgage industry. As shown in the table of non-performing residential loans above, 90% of non-performing loans were secured by one- to four-family real estate at June 30, 2006, and 93% at December 31, 2005. During 2006, we have lowered our reserve factors for commercial real estate loans in light of our limited loss experience in this portfolio in recent periods, the seasoning of our business banking portfolio as we have grown this business over the last five years, and our current assessment of the strong credit quality of the loans in this category. We believe the allowance for loan losses is adequate at June 30, 2006.

Liquidity and Capital Resources

We manage liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our real estate development operation, and planned repurchases of common stock. Major sources of funds to the holding company are dividends from the Bank, access to the capital markets which are subject to regulatory limitations, and to a lesser extent, cash flow from our real estate development operation. Additionally, we maintain a $60 million unsecured line of credit with a Chicago-based commercial bank under which we had $10 million available at June 30, 2006. We increased this facility in connection with financing arrangements for the EFC transaction.

During the current three month period, we declared common stock dividends of $.25 per share, for a total of $8.3 million. For the three month period ended June 30, 2006, we repurchased 857,595 million shares of our common stock at an average price of $43.16 for a total of $37.0 million. As we continue to limit growth of our balance sheet, we will continue to focus on the repurchase of our stock as desirable use of our capital.

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

Outstanding loan commitments totaled $838.2 million at June 30, 2006, compared to $757.2 million at December 31, 2005. At June 30, 2006 we believe we have sufficient cash to fund our outstanding commitments or we will be able to obtain the necessary funds from outside sources to meet our cash requirements under these commitments.

The following table lists our commitments and contingencies as of June 30, 2006:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family and multi-family mortgage commitments	$537,943	537,943	—	—	—
Equity line and equity loan commitments	107,670	107,670	—	—	—
Unused portion of equity lines of credit	1,194,049	1,194,049	—	—	—
Commitments to sell one- to four-family mortgage and equity loans	179,937	179,937	—	—	—
Commercial business lines	331,292	243,625	49,550	32,491	5,626
Letters of credit(1)	130,222	81,029	38,342	10,721	130
SBIC commitments	3,620	543	876	1,684	517
Commercial business loan commitments	192,609	192,609	—	—	—
Contingent liability under recourse provisions(2)	79,894	79,894	—	—	—

Total	$2,757,236	2,617,299	88,768	44,896	6,273

(1)	Letters of credit include $26.0 million related to real estate development projects.
(2)	Amounts are shown based on time to maturity for amounts if used. Balances reflect the maximum amount of potential liability for credit losses at June 30, 2006, that we have retained relating to an aggregate $735.5 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in our captive reinsurance subsidiary and have a contingent liability under these provisions of $79.9 million. No liability for such has been recorded for such contingent liability at June 30, 2006. Our loss experience to date under such recourse provisions has been immaterial.

The following table lists our contractual obligations as of June 30, 2006 by maturity:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,497,646	3,031,327	388,589	65,815	11,915
FHLB of Chicago advances	2,595,000	1,063,000	1,297,000	225,000	10,000
Unsecured bank term loan	115,000	7,500	17,250	21,250	69,000
Other borrowings	459,248	209,248	50,000	200,000	—
Unsecured line of credit	50,000	50,000	—	—	—
Junior subordinated debentures	67,011	—	—	—	67,011
Purchase obligations	12,435	11,257	949	229	—
Real estate development contracts(1)	16,924	16,924	—	—	—
Post retirement benefit plans	5,230	144	223	257	4,606
Operating leases	51,720	4,992	13,181	7,711	25,836

Total	$6,870,214	4,394,392	1,767,192	520,262	188,368

(1)	Reflects contractual obligations to purchase land and pending contractual commitments for improvements. This amount does not include development costs not under contract, currently estimated at approximately $55-$60 million for existing real estate development projects, the majority of which relates to our Springbank development which is currently estimated to continue for another four to six years.

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

Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets. At June 30, 2006, the Bank exceeded all minimum regulatory capital ratios to be considered well-capitalized.

Our actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
At June 30, 2006:
Tangible capital (to total assets)	$806,159	7.34%	>$164,725	>	1.50	$ —	$ —
Core capital (to total assets)	806,159	7.34	> 439,267	>	4.00	> 549,084	> 5.00
Total capital (to risk-weighted assets)	830,309	11.20	> 593,139	>	8.00	> 741,424	> 10.00
Core capital (to risk-weighted assets)	806,159	10.87	N/A		N/A	> 444,854	> 6.00

At December 31, 2005:
Tangible capital (to total assets)	$715,105	7.07%	> 151,807	>	1.50%	$ —	$ —
Core capital (to total assets)	715,105	7.07	> 404,818	>	4.00	> 506,023	> 5.00%
Total capital (to risk-weighted assets)	735,996	11.15	> 528,112	>	8.00	> 660,140	> 10.00
Core capital (to risk-weighted assets)	715,105	10.83	N/A		N/A	> 396,084	> 6.00

The following table reflects the adjustments required to reconcile the Bank’s stockholder’s equity to the Bank’s regulatory capital at June 30, 2006:

	Tangible	Core	Risk- Based
	(Dollars in thousands)
Stockholder’s equity of the Bank	$1,184,101	1,184,101	1,184,101
Goodwill and core deposit intangibles	(409,572)	(409,572)	(409,572)
Non-permissible subsidiary deduction	(398)	(398)	(398)
Non-includible purchased mortgage servicing rights	(2,195)	(2,195)	(2,195)
Adjustment for unrealized losses on available for sale securities	34,223	34,223	34,223
Recourse on loan sales	—	—	(16,248)
General allowance for loan losses	—	—	40,398

Regulatory capital of the Bank	$806,159	806,159	830,309

Asset/Liability Management

We consider our primary market risk to be interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen on our interest-earning and interest-bearing liabilities due to the exercise of options. The most common of these is prepayment options on mortgage loan assets, and put options on wholesale borrowings or jump-rate features in our certificates of deposits. Management’s goal, through policies established by the Asset/Liability Management Committee of the Board of Directors, or ALCO, is to maximize net interest income over the long term while managing our balance sheet within the established interest rate risk policy limits prescribed by the ALCO and on a basis consistent with our capital management strategies.

One of the techniques used in measuring the sensitivity of net interest income to changes in interest rates is interest rate sensitivity (static) gap analysis. The static gap is the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time. We utilize our static gap analysis as means of managing our interest rate risk at the cumulative one-year time horizon. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instruments on our balance sheet. These include prepayment assumptions on real estate loans and mortgage-backed securities, call options embedded in investment securities, and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on our balance sheet, certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For instance, while we model expected loan prepayments in our static gap analysis, actual customer behavior may prove to be much different. Changes in interest rates may impact cash flow on a lag basis, and the duration of our non-maturity core deposit accounts may prove to be not as long-term as we assume them to be in our gap analysis. However, we still believe static gap analysis remains a useful tool for us to help manage our interest rate risk.

Generally, a negative one-year gap, where more interest-bearing liabilities are repricing or maturing during the one-year period than interest-earning assets, would tend to reduce net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative one-year gap would likely result in an improvement in net interest income. Our goal is to maintain our cumulative one-year gap within the range of (15)% to 15%, although we will begin to adjust our ALCO strategies in our interest-sensitive portfolios if the gap exceeds (10)% to 10%, recognizing that changes in ALCO strategies made by management take some time to impact our overall static gap position. Our loan portfolio tends to have the most impact on the movement in our static gap over a range of changing interest rates, due to the predominance of one- to four-family mortgage loans that allow the customer to prepay without penalty. We have worked to mitigate the impact one- to four-family loans can have on our gap by: 1) reducing their concentration as a percentage of our overall loan portfolio, 2) limiting our exposure to long-term fixed-rate mortgage loans, and 3) expanding our equity line of credit and business loan portfolios, that generally have more frequent interest rate adjustments, and/or shorter maturities.

Currently we do not use derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments, to manage our interest rate risk, or periodic net interest income. We do use forward commitments with the GSEs and other investors when selling our loan production originated for sale.

The table on page 35 sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at June 30, 2006. Prepayment assumptions on loans receivable are based on internal models developed from our actual prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market expectations. During 2005, we concluded an analysis of actual decay rates in our core deposit portfolios

(passbooks, interest-bearing checking accounts, and money market accounts) over the prior five year period. Our June 30, 2006 analysis below uses withdrawal rates based on this analysis of our own experience. Previously, we had used the annual withdrawal assumptions used by the Office of Thrift Supervision with respect to interest-bearing checking and passbook accounts. Fixed rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, at June 30, 2006 $400,000 of investments with final maturities averaging 17 months, but callable in six months or less are categorized in the six months or less category, $6.0 million of investment securities with final maturities averaging 310 months, but callable in six months to one year are categorized in the six-months to one-year category, and $3.1 million of investments with final maturities averaging 124 months, but callable in one to three years are categorized in the one- to three-year category in anticipation of their calls. At June 30, 2006, $50.0 million of putable FHLBC advances with maturities of 3 to 5 years are categorized as $50.0 million in the less than six months category because the put option is expected to be exercised. At June 30, 2006, $200 million of putable reverse repos with final maturities of 3 to 5 years are categorized as $25 million in the less than six months category, $75 million in the six months to one-year category and $100 million in the one- to three-year category because the put option is expected to be exercised.

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

Though we believe that our asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on our operations, a decrease in long term interest rates in the near term may adversely affect our operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long-term interest rates could benefit our operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward while new loans would be originated at higher rates, although the higher rates may also dampen the level of new originations. Further increases in short-term interest rates would negatively impact our operations as we have more interest-bearing liabilities than interest-earning assets repricing in the short-term.

	Scheduled Expected Maturity at June 30, 2006
	< 1/2 Yr.	1/2 - 1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$47,243	—	3,349	47,680	54,399	152,671
Loans receivable	2,378,492	828,949	2,912,401	1,526,134	349,520	7,995,496
Mortgage-backed securities	132,676	115,673	377,484	309,274	527,536	1,462,643
Investment securities available for sale	127,308	33,029	234,475	57,772	67,253	519,837
Stock in FHLB of Chicago	159,111	—	—	—	—	159,111
Interest-bearing deposits and Federal funds sold	112,204	—	—	—	—	112,204

Total interest-earning assets	2,957,034	977,651	3,527,709	1,940,860	998,708	10,401,962
Impact of hedging activities(1)	105,428	—	(3,349)	(47,680)	(54,399)	—

Total net interest-earning assets, adjusted for impact of hedging activities	3,062,462	977,651	3,524,360	1,893,180	944,309	10,401,962

Interest-bearing liabilities:
Interest-bearing checking accounts	23,415	26,614	95,764	80,232	554,445	780,470
Money market accounts	37,403	30,670	82,102	101,684	533,663	785,522
Passbook accounts	66,219	58,778	183,994	158,750	787,723	1,255,464
Certificate accounts	1,930,935	1,100,392	388,589	65,815	11,915	3,497,646
FHLBC advances	611,140	552,261	1,248,664	176,132	9,997	2,598,194
Other borrowings	623,410	474	—	—	364	624,248
Junior subordinated debentures	67,011	—	—	—	—	67,011

Total interest-bearing liabilities	3,359,533	1,769,189	1,999,113	582,613	1,898,107	9,608,555

Interest sensitivity gap	(297,071)	(791,538)	1,525,247	1,310,567	(953,798)	$793,407

Cumulative gap	$(297,071)	(1,088,609)	436,638	1,747,205	793,407

Cumulative gap as a percentage of total assets	(2.59)%	(9.51)	3.81	15.26	6.93
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	91.16%	78.77	106.13	122.66	108.26

At December 31, 2005
Cumulative gap	$307,248	(136,989)	581,922	1,737,462	813,245

Cumulative gap as a percentage of total assets	2.93%	(1.31)	5.55	16.57	7.75
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	111.72%	96.51	109.15	125.08	109.27

(1)	Represents forward commitments to sell mortgage loans.

Since December 31, 2005, our cumulative one-year gap has extended to (9.51)% at June 30, 2006 from (1.31)%. Rising long-term interest rates during the year slowed estimated prepayment speeds on mortgage loans, which had the effect of extending estimated maturities, while we focused our certificate of deposit acquisition and retention strategy on maturities of less than one year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A quantitative and qualitative analysis about market risk is included in our December 31, 2005 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of June 30, 2006, since December 31, 2005. See “Asset/Liability Management” in Item 2. for a further discussion of our interest rate sensitivity gap analysis.

Item 4. Controls and Procedures

As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

There has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the second quarter of 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(2)
April 1, 2006 through April 30, 2006	252,997	43.56	242,113	937,261
May 1, 2006 through May 31, 2006	285,779	43.43	281,812	655,449
June 1, 2006 through June 30, 2006	336,821	42.66	333,670	321,779

Total	875,597	43.16	857,595

(1)	The table includes 18,002 shares that were surrendered to us in payment of option exercise prices and does not include 6,116 shares that were surrendered in payment of withholding tax in connection with the exercise of related options during the quarter.

(2)	Our Board of Directors approved the repurchase of up to 1.7 million shares in February 2006. Unless earlier terminated by the Board of Directors, this program will expire when we have completed the repurchase of all shares authorized under the plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on May 10, 2006.

(b)	The names of each director elected at the Annual Meeting for three-year terms and the voting results are as follows:

	For	Withheld
Joe F. Hanauer	30,743,810	871,898
Kenneth Koranda	26,322,474	5,293,234
Raymond S. Stolarczyk	25,933,026	5,682,682
Andrew J. Zych	30,824,023	791,685

The names of the other directors, whose terms of office continued after the Annual Meeting, are as follows:

Robert J. Bowles	Allen H. Koranda	Thomas R. Perz
David C. Burba	Barbara L. Lamb	Jerry A. Weberling
Terry A. Ekl	Edward W. Mentzer	Lois B. Vasto
Leo M. Flanagan, Jr.

(c)	In addition to the election of directors reflected above, the following matter was voted upon at the Annual Meeting. The number of votes cast for, against and abstain are shown below.

(i)	Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain	Broker Non-Votes
31,075,925	293,359	246,424	—

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No. 3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s Form 10-Q for the period ended September 30, 2003 (File No. 0-18121).)

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

/s/ Allen H. Koranda	August 9,2006
Allen H. Koranda	(Date)
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jerry A. Weberling	August 9, 2006
Jerry A. Weberling	(Date)
Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. 3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant’s Form 10-Q for the period ended September 30, 2003 (File No. 0-18121).)

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.