Form 10-Q
period 2006-11-09
MAF BANCORP INC
filed 2006-11-09
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes    X          No  _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  X        Accelerated filer       Non-accelerated filer  _

Indicate by checkmark whether the registrant is a shell company(as defined in Rule 12b-2 of the Act).

Yes             No  X

The number of shares of common stock outstanding as of November 3, 2006: 32,860,181

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005

Assets
Cash and due from banks	$173,952	183,799
Interest-bearing deposits	99,303	38,491
Federal funds sold	177,473	23,739

Total cash and cash equivalents	450,728	246,029
Investment securities available for sale, at fair value	530,405	475,152
Stock in Federal Home Loan Bank of Chicago, at cost	159,111	165,663
Mortgage-backed securities available for sale, at fair value	1,216,778	1,313,409
Mortgage-backed securities held to maturity (fair value $213,097 and $237,489)	219,766	243,161
Loans receivable held for sale	109,886	114,482
Loans receivable, net	7,852,462	7,211,237
Allowance for loan losses	(40,402)	(36,495)

Loans receivable, net of allowance for loan losses	7,812,060	7,174,742

Accrued interest receivable	49,927	44,339
Foreclosed real estate	3,834	789
Real estate held for development or sale	77,963	50,066
Premises and equipment, net	176,245	149,312
Bank-owned life insurance	147,335	107,253
Goodwill	387,903	304,251
Intangibles, net	43,567	30,171
Other assets	79,291	68,685

Total assets	$11,464,799	10,487,504

Liabilities and Stockholders' Equity
Liabilities
Deposits	$6,876,975	6,197,503
Borrowed funds	3,275,369	3,057,669
Junior subordinated debentures	67,011	67,011
Advances by borrowers for taxes and insurance	30,397	45,115
Accrued expenses and other liabilities	155,895	142,027

Total liabilities	10,405,647	9,509,325

Stockholders' equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or
outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 34,499,494 and
33,634,642 shares issued; 32,807,410 and 32,066,721 shares outstanding	345	336
Additional paid-in capital	568,867	527,131
Retained earnings, substantially restricted	580,706	537,140
Accumulated other comprehensive loss, net of tax	(18,478)	(19,391)
Treasury stock, at cost; 1,692,084 and 1,567,921 shares	(72,288)	(67,037)

Total stockholders' equity	1,059,152	978,179

	$11,464,799	10,487,504

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
Interest income:
Loans receivable	$125,917	97,545	365,278	280,589
Mortgage-backed securities available for sale	14,323	12,887	43,709	33,818
Mortgage-backed securities held to maturity	2,504	2,878	7,782	8,934
Federal Home Loan Bank of Chicago stock	1,360	2,819	4,031	10,599
Investment securities available for sale	6,131	4,813	17,642	12,928
Interest-bearing deposits and federal funds sold	2,271	1,102	5,716	3,464

Total interest income	152,506	122,044	444,158	350,332
Interest expense:
Deposits	48,532	28,276	132,288	75,627
Borrowed funds	37,668	26,930	109,059	72,922
Junior subordinated debentures	1,182	714	3,318	1,042

Total interest expense	87,382	55,920	244,665	149,591

Net interest income	65,124	66,124	199,493	200,741
Provision for loan losses	900	480	2,550	480

Net interest income after provision for loan losses	64,224	65,644	196,943	200,261
Non-interest income:
Net gain (loss) on sale of:
Loans receivable held for sale	3,569	2,654	8,978	8,834
Investment securities	—	(33)	—	727
Premises and equipment	4	143	786	142
Foreclosed real estate	(8)	(12)	(101)	196
Deposit account service charges	11,388	9,342	30,779	25,757
Other loan fees	1,777	1,757	4,904	4,386
Income from bank-owned life insurance	1,787	2,116	5,142	4,120
Brokerage and insurance commissions	1,510	1,184	4,566	3,540
Loan servicing fee income, net	920	479	2,548	1,818
Valuation recovery on mortgage servicing rights	—	—	—	125
Income (loss) from real estate operations	(111)	—	1,091	166
Other	2,234	2,730	7,076	7,224

Total non-interest income	23,070	20,360	65,769	57,035
Non-interest expense:
Compensation and benefits	26,145	24,386	80,695	76,525
Office occupancy and equipment	7,973	7,407	24,026	21,607
Advertising and promotion	2,332	2,067	6,134	7,084
Data processing	2,279	2,009	7,187	6,044
Amortization of core deposit intangibles	1,042	716	3,268	2,185
Other	9,785	8,914	26,701	27,693

Total non-interest expense	49,556	45,499	148,011	141,138

Income before income taxes	37,738	40,505	114,701	116,158
Income taxes	13,041	13,520	39,237	39,937

Net income	$24,697	26,985	75,464	76,221

Basic earnings per share	$.75	.84	2.27	2.35
Diluted earnings per share	.74	.83	2.23	2.30

Average common and common equivalent shares
outstanding (in thousands):
Basic	32,939	32,016	33,283	32,389
Diluted	33,460	32,681	33,870	33,081
Dividends declared per common share	$.25	.23	.75	.69

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

	Common stock	Addition paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 31, 2005	$336	527,131	537,140	(19,391)	(67,037)	978,179

Comprehensive income:
Net income			75,464			75,464
Other comprehensive loss, net of tax:
Change in unrealized loss on available
for sale investments during the period .				913		913

Total comprehensive income	—	—	75,464	913	—	76,377

Exercise of 364,629 stock options and reissuance of	1	1,386	(6,826)		10,601	5,162
treasury stock upon option exercises and vesting of
7,842 restricted stock units
Issuance of 2,343,186 shares for the
acquisition of EFC Bancorp and the
conversion of 168,690 EFC Bancorp stock
options	8	38,905			66,138	105,051
Purchase of 1,917,379 shares of treasury
stock					(81,990)	(81,990)
Tax benefits from stock-related
compensation		1,445				1,445
Cash dividends declared, $.75 per share			(25,072)			(25,072)

Balance at September 30, 2006	$345	568,867	580,706	(18,478)	(72,288)	1,059,152

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$75,464	76,221
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and deferred loan expenses	3,333	(4,485)
Provision for loan losses	2,550	480
FHLB of Chicago stock dividends	—	(10,553)
Net gain on sale of loans receivable	(8,978)	(8,834)
Net gain on sale of investment and mortgage-backed securities	—	(727)
Net gain on real estate held for development or sale	(1,091)	(166)
Net gain on sale of premises and equipment	(786)	(142)
Amortization and valuation recovery of mortgage servicing rights, net	3,948	5,407
Depreciation and amortization	12,605	11,264
Amortization of core deposit intangibles	3,268	2,185
Deferred income tax expense (benefit)	(5,983)	(5,457)
Decrease in accrued interest receivable	(923)	(6,363)
Increase in cash surrender value of bank-owned life insurance	(5,142)	(3,185)
Net increase (decrease) in other assets and liabilities, net of effects
from acquisitions	(4,947)	4,681
Tax benefit for stock options exercised	1,445	5,014
Excess tax benefits realized on exercise of stock compensation	(1,256)	—
Loans originated and purchased for sale	(964,548)	(578,601)
Sale of loans originated and purchased for sale	975,313	654,791

Net cash provided by operating activities	84,272	141,530

Investing activities:
Loans originated and purchased for investment	(1,703,433)	(2,420,319)
Principal repayments on loans receivable	1,909,146	2,052,173
Principal repayments on mortgage-backed securities	214,115	232,239
Proceeds from maturities or calls of investment securities available for sale	65,142	35,515
Proceeds from sale or redemption of:
Investment securities available for sale	34,484	16,174
Mortgage-backed securities available for sale	—	6,458
Real estate held for development or sale	10,441	2,788
Stock in Federal Home Loan Bank of Chicago	19,175	125,553
Premises and equipment	875	292
Purchases of:
Investment securities available for sale	(58,071)	(131,278)
Mortgage-backed securities available for sale	(86,797)	(542,813)
Bank-owned life insurance	(15,000)	(35,000)
Real estate held for development or sale	(34,754)	(15,428)
Premises and equipment	(8,539)	(11,293)
Cash paid for acquisitions, net of cash received	(42,809)	—

Net cash provided by (used in) investing activities	303,975	(684,939)

(Continued)

MAF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Financing Activities:
Net increase (decrease) in deposits	(22,621)	196,329
Proceeds from:
FHLB of Chicago advances	898,400	968,000
Unsecured bank term loan	92,000	—
Unsecured line of credit	65,000	30,000
Reverse repurchase agreements	200,000	150,000
Issuance of junior subordinated debentures	—	67,011
Repayments of:
FHLB of Chicago advances	(1,050,000)	(798,125)
Unsecured line of credit	(50,000)	(40,000)
Reverse repurchase agreements	(200,000)	—
Other short-term borrowings	552	(5,989)
Advances by borrowers for taxes and insurance	(17,281)	14,245
Proceeds from exercise of stock options	5,381	3,580
Excess tax benefits realized on exercise of stock compensation	1,256	—
Purchase of treasury stock	(81,990)	(56,885)
Cash dividends paid	(24,245)	(21,834)

Net cash provided by (used in) financing activities	(183,548)	506,332

Increase (decrease) in cash and cash equivalents	204,699	(37,077)
Cash and cash equivalents at beginning of year	246,029	246,998

Cash and cash equivalents at end of period	$450,728	209,921

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$240,850	139,209
Income taxes	42,426	35,623
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	5,599	1,555
Loans receivable swapped into mortgage-backed securities	—	42,623
Treasury stock received for withholding tax liability related to stock option exercises and restricted stock unit vesting (12,885 and 10,324
shares)	558	440
Treasury stock received for stock option exercises (44,704 and 36,149
shares)	1,905	1,547
Transfer of equity lines of credit from loans receivable, net, to loans
receivable held for sale	—	107,905

Acquisition:
Assets acquired	$1,052,403	—
Common stock issued	100,977	—

Cash paid	$(64,276)	—
Cash acquired	21,467	—

Net cash paid for acquisition	$(42,809)	—

        See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In our opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

        The consolidated financial statements include the accounts of MAF Bancorp, Inc., or Company, Mid America Bank, fsb including subsidiaries, or Bank, and MAF Developments, Inc., or MAFD, for the three and nine month periods ended September 30, 2006 and 2005, and as of September 30, 2006, and December 31, 2005. All material intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common
shareholders	$24,697	32,939,274	$.75	$26,985	32,015,695	$.84
Effect of dilutive securities:
Stock options and restricted stock
units		520,837			665,168

Diluted earnings per share:
Income available to common
shareholders plus assumed
conversions	$24,697	33,460,111	$.74	$26,985	32,680,863	$.83

	Nine Months Ended September 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common
shareholders	$75,464	33,283,460	$2.27	$76,221	32,389,113	$2.35
Effect of dilutive securities:
Stock options and restricted stock
units		586,207			691,813

Diluted earnings per share:
Income available to common
shareholders plus assumed
conversions	$75,464	33,869,667	$2.23	$76,221	33,080,926	$2.30

(5) Business Combinations

        On February 1, 2006, we completed our acquisition of EFC Bancorp, Inc., or EFC, in a cash and stock transaction valued at $176.6 million. We paid $71.6 million in cash, issued 2.34 million shares and assumed EFC stock options that converted into the right to purchase 168,690 shares of our stock at a weighted average exercise price of $18.97 per share. We funded the cash portion of the merger consideration primarily through a $52 million increase in our unsecured term bank loan. At the time of acquisition, EFC had total assets of approximately $1.1 billion, loans receivable of $865.2 million, deposits of $703.4 million and borrowings of $258.9 million. The closing of the EFC merger resulted in an increase in goodwill of $89.9 million and core deposit intangibles of $13.4 million. The merger provided seven additional branch locations in the Chicago area.

(6) Goodwill and Intangible Assets

        Goodwill was a net carrying amount of $387.9 million at September 30, 2006 and $304.3 million at December 31, 2005. The $83.7 million increase in goodwill was primarily due to the EFC acquisition. We evaluate goodwill for impairment at least annually. We completed an evaluation as of May 31, 2006, and no impairment was deemed necessary as a result of our analysis.

        The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2005	$10,164	20,007	30,171
Additions	13,478	7,134	20,612
Amortization expense	(3,268)	(3,948)	(7,216)

Balance at September 30, 2006	$20,374	23,193	43,567

_________________

(1)The estimated fair values of mortgage servicing rights at September 30, 2006 and December 31, 2005 were $32.5 million and $29.0 million, respectively.

        The following is a summary of intangible assets subject to amortization:

	At September 30, 2006		At December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$40,055	(19,681)	26,577	(16,413)
Mortgage servicing rights	33,421	(10,228)	26,685	(6,678)

Total	$73,476	(29,909)	53,262	(23,091)

        Amortization expense for core deposit intangibles and mortgage servicing rights for the nine months ended September 30, 2006, and estimates for the three months ending December 31, 2006, and five years thereafter are as follows. Core deposit estimates are on an accelerated basis over the estimated life of the core deposit asset and estimates for mortgage servicing rights assume current prepayment speeds as of September 30, 2006.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate Amortization Expense:
For the nine months ended September 30,
2006	$3,268	3,948
Estimated Amortization Expense:
For the three months ending December 31,
2006	1,000	1,300
For the year ending December 31, 2007	3,500	4,800
For the year ending December 31, 2008	2,900	3,900
For the year ending December 31, 2009	1,200	3,300
For the year ending December 31, 2010	1,100	2,700
For the year ending December 31, 2011	1,100	2,200

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

        The MAF Bancorp Incentive Compensation Plan, or the Incentive Plan, was adopted in July 2003. Under the Incentive Plan, a variety of different types of awards may be granted to directors and employees, including stock options, stock appreciation rights, restricted shares, performance shares, restricted and performance share units, cash awards, awards under deferred compensation or similar plans, and other incentive awards. Stock options have also been granted to employees and directors under prior stock option plans. Our shareholders have approved all stock incentive plans. We generally issue treasury shares to satisfy stock option exercises and upon vesting of RSUs, as available.

        All current outstanding stock options have been granted at an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years.

        We recorded expense for the nine months ended September 30, 2006 of $4,734 related to 500 options that remain subject to vesting and will become fully vested in December 2006. In 2004 and 2005, stock options granted were immediately vested and no associated compensation expense has been recorded in 2006.

        A summary of the activity relating to unvested stock options during the nine months ended September 30, 2006 is presented below:

	Number of Options	Weighted average Grant-Date Fair Value ($)
Unvested options at December 31, 2005	500	$42.07
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested options at September 30, 2006	500	$42.07

        The total remaining compensation cost related to non-vested stock options that had not yet been recognized at September 30, 2006, was $1,578, all of which will be recognized in the fourth quarter. The weighted average remaining life of the unvested stock options at that date was 7.71 years.

        In connection with stock options exercised during the nine months ended September 30, 2006, we received $5.4 million of cash and 44,704 shares of Company stock from the exercise of the options. In addition, we realized $1.4 million in tax benefits from these exercises. Participants in the stock option plans, including former employees and directors of acquired companies, realized an intrinsic value of $8.4 million from the exercise of these options during the nine months ended September 30, 2006.

        We have also granted restricted stock units, or RSUs, to employees and directors. An RSU award entitles the recipient to receive a like number of shares of our stock on certain designated vesting dates, assuming their employment/service is still active as of such dates. We granted a total of 3,113 RSUs in June 2006 to non-management directors which will vest on the day prior to the date of the 2007 Annual Meeting of Shareholders. RSUs granted to employees in 2005 and 2006 vest ratably over a three-year period while RSUs granted in 2004 and 2003 vest on various dates during a period that ends five years from the date of grant. We expense the fair value of RSUs, determined as of the date of grant, ratably over the vesting period, or, if applicable, over a shorter period to the recipient’s retirement eligibility age if vesting accelerates on retirement. This expense totaled $514,000 and $279,000 for the nine-month periods ended September 30, 2006 and September 30, 2005.

        SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) be classified in the Consolidated Statement of Cash Flows as financing cash flows. While total cash flow remains unchanged, this requirement reduced operating cash flows and increased financing cash flows by the same amount in periods after adoption of SFAS No. 123R. Prior to the adoption of 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows.

        A summary of activity under our share-based incentive plans for the nine months ended September 30, 2006, is as follows:

	Number of shares subject to options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1) (in thousands)
Options outstanding at December 31, 2005	3,376,104	$32.75
Plus:
Options granted	—	—
Conversion of EFC options to MAFB
options	168,690	18.97
Less:
Options exercised	(364,602)	19.98
Options cancelled or expired	(7,250)	39.18

Options outstanding at September 30, 2006	3,172,942	$33.47	5.67	$ 27,825

Options exercisable at September 30, 2006	3,172,442	$33.47	5.67	$ 27,825

	Number of shares subject to RSUs(2)	Weighted average grant date fair value	Weighted average term to vest (in years)	Aggregate Intrinsic value(3) (in thousands)
RSUs outstanding at December 31, 2005	43,398	$43.69
Plus: RSUs granted	4,413	42.84
Less:
RSUs vested	(4,240)	44.74
RSUs cancelled	(4,335)	$43.58

RSUs outstanding at September 30, 2006	39,236	43.49	1.47	$ 1,633

_________________

(1)Stock option intrinsic value represents the number of shares subject to options multiplied by the excess, if any, of the market price of the common stock underlying the options on the date shown over the weighted average exercise price.

(2)The end of period balances consist only of unvested shares.

(3)RSU intrinsic value represents the number of RSUs multiplied by the market price of the common stock underlying the outstanding units at period end.

        There remain available 168,040 shares for grant of share-based awards under the Incentive Plan at September 30, 2006.

        Awards granted and vested prior to our implementation of SFAS No. 123R were accounted for under APB 25 and related interpretations. Pro forma net income and net income per share, as if we had applied SFAS No. 123R to stock-based compensation for periods presented prior to our adoption, are as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2005
Net income, as reported	$26,985	76,221
Add: Stock based employee compensation
expense included in reported net
income, net of tax effects	56	171
Deduct: total stock option employee
compensation expense determined using
the Black-Scholes method for all
awards, net of related tax effects	(544)	(1,824)

Pro-forma net income	$26,497	74,568

Basic Earnings per Share
As Reported	$.84	2.35
Pro-forma	.83	2.30
Diluted Earnings Per Share
As Reported	.83	2.30
Pro-forma	.83	2.30

(8) Post-Retirement Plans

        We sponsor a supplemental executive retirement plan, or SERP, for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. We also sponsor a partially subsidized group long-term medical plan for the purpose of providing certain former employees post-retirement medical benefits. The benefits under the SERP and long-term medical plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The group long-term medical plan was amended January 1, 2005, to eliminate the retiree subsidy for future retiree participants effective January 1, 2006. Employees who retired prior to 2006 are grandfathered and depending on years of service, up to 40% of the premium and projected claim costs continue to be subsidized for each of those participants.

The components of the net periodic benefit cost of our post-retirement plans are as follows:

	Three Months Ended September 30,
	SERP		Long-term medical plan
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$234	203	—	—
Interest cost	113	97	7	7
Amortization of unrecognized prior
service cost	—	—	14	12
Amortization of unrecognized net loss	18	14	(29)	(28)

Net periodic benefit cost	$365	314	(8)	(9)

	Nine Months Ended September 30,
	SERP		Long-term medical plan
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$701	611	—	—
Interest cost	340	289	20	23
Amortization of unrecognized prior
service cost	—	—	43	34
Amortization of unrecognized net loss	53	40	(86)	(86)

Net periodic benefit cost	$1,094	940	(23)	(29)

(9) Commitments and Contingencies

        At September 30, 2006, we had outstanding commitments to originate and fund loans of $593.0 million, including $221.4 million of fixed-rate loans and $292.0 million of primarily hybrid adjustable-rate loans with primarily initial fixed-rate terms of 3, 5 or 7 years as well as $79.6 million of home equity lines of credit. Prospective borrowers had locked the interest rate on $128.9 million of these commitments, of which $55.4 million were fixed-rate mortgage or equity loans, with rates averaging 6.89%, and $73.5 million were adjustable rate loans with rates averaging 7.30%. The interest rates on the remaining commitments of $464.1 million float at current market rates. Included in the outstanding commitments were $64.0 million of business banking loans. In addition, at September 30, 2006, we had outstanding forward commitments to sell $128.8 million of mortgage and equity loans of which $109.9 million relate to loans held for sale and $18.9 million are unfunded as of September 30, 2006.

        At September 30, 2006, we had outstanding standby letters of credit totaling $125.4 million, including $25.8 million related to our land development projects. We could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless. During the third quarter of 2006 we established a $1 million reserve for estimated loss related to a $6.8 million standby letter of credit.

        At September 30, 2006, we had $16.5 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program, or MPF, $29.4 million of loans sold with recourse to other investors, and approximately $34.3 million of credit risk related to loans with private mortgage insurance in force in the Bank’s captive reinsurance subsidiary. There are no expected losses and no recorded liabilities at September 30, 2006 for such exposure.

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

	Three Months Ended September 30,
	2006			2005
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$152,506	—	152,506	$122,044	—	122,044
Interest expense	87,680	(298)	87,382	55,974	(54)	55,920

Net interest income	64,826	298	65,124	66,070	54	66,124
Provision for loan losses	900	—	900	480	—	480
Non-interest income	23,181	(111)	23,070	20,360	—	20,360
Non-interest expense	45,075	330	45,405	41,243	536	41,779
Depreciation expense	4,130	21	4,151	3,698	22	3,720

Income (loss) before income
taxes	37,902	(164)	37,738	41,009	(504)	40,505
Income tax expense (benefit)	13,098	(57)	13,041	13,720	(200)	13,520

Net income (loss)	$24,804	(107)	24,697	$27,289	(304)	26,985

Average assets	$11,247,893	84,021	11,331,914	$10,074,116	47,880	10,121,996

	Nine Months Ended September 30,
	2006			2005
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$444,158	—	444,158	$350,332	—	350,332
Interest expense	245,167	(502)	244,665	149,698	(107)	149,591

Net interest income	198,991	502	199,493	200,634	107	200,741
Provision for loan losses	2,550	—	2,550	480	—	480
Non-interest income	64,678	1,091	65,769	56,869	166	57,035
Non-interest expense	134,819	943	135,762	128,600	1,501	130,101
Depreciation expense	12,187	62	12,249	10,970	67	11,037

Income (loss) before income
taxes	114,113	588	114,701	117,453	(1,295)	116,158
Income tax expense (benefit)	39,031	206	39,237	40,451	(514)	39,937

Net income (loss)	$75,082	382	75,464	$77,002	(781)	76,221

Average assets	$11,242,344	74,398	11,316,742	$9,835,536	42,704	9,878,240

(11) New Accounting Pronouncements

        Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R. In September 2006, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No.158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Adoption of SFAS 158 is not expected to have a material impact on our financial results.

        Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. We are currently evaluating the impact, if any, that SFAS No.157 will have on our financial condition and results of operations.

        Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. In September 2006, FAS ratified the consensus reached by the Emerging Issues Task Force, or EITF, in Issue No. 06-4. “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires companies with split-dollar life insurance policies that provide a benefit to an employee that extends to post retirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Retirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle the cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We anticipate adopting EITF 06-4 in 2008 and are in the process of assessing the impact on our results of operations, financial position, and liquidity.

        Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. In September 2006, FASB ratified the consensus reached by the EITF, in Issue No. 06-5. “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 concluded that companies purchasing a life insurance policy including COLI or BOLI should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 will be effective for fiscal years beginning after December 15, 2006. We will adopt EITF 06-5 in 2007 and are in the process of assessing the impact on our results of operations, financial position, and liquidity.

        Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. This bulletin is effective for the first fiscal year beginning after November 15, 2006, and is not expected to have a material impact on our financial statements.

        Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. In September 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, disclosure, and transition. The provisions of the interpretation are effective for the first fiscal year beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the financial statement impact related to the adoption of this pronouncement, including all required analyses and disclosures, which will be completed by the implementation date.

        Accounting for Servicing of Financial Assets. In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. We intend to adopt this pronouncement January 1, 2007 and utilize the amortization method. We do not expect this implementation to have a material effect on our financial results.

        Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. This statement is effective for the first fiscal year beginning after September 30, 2006. We do not expect this implementation to have a material effect on our financial results.

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

        Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. This statement became effective, on a prospective basis, for fiscal years beginning after December 15, 2005. Our implementation of this statement has not had a material affect on our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This report, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

        Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates or further inversion of the yield curve, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, higher than expected compliance costs, changes in economic conditions which result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, financial services and residential real estate in the Company’s market areas, delays in the closing of existing lot sale contracts, deterioration in local housing markets, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

        We currently operate a total of 82 branches in Illinois and southeastern Wisconsin, 58 branches located in residential neighborhoods of the city of Chicago and throughout suburban communities in the Chicago metropolitan areas, and 24 branches in the Milwaukee metropolitan and southeastern Wisconsin area. Since September 30, 2005, we have opened two new branches and have added seven suburban Chicago branches through our acquisition of EFC in February 2006.

        We expect to continue to evaluate potential acquisition opportunities from time to time to enhance franchise value. We may have opportunities to acquire other institutions, branches or deposits in the Chicago or Milwaukee metropolitan areas or opportunities which allow us to expand outside our current primary market areas, as we have done in recent years. We review acquisition opportunities across a variety of parameters, including the potential impact on our financial condition as well our financial performance in the future. We anticipate acquisitions could involve some tangible book value per share dilution and may involve short-term earnings per share dilution depending on our timing and success in integrating the operations of businesses acquired and the level of cost savings and revenue enhancements that may be achieved.

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

        Valuation of mortgage servicing rights. We capitalize the value of mortgage servicing rights upon the sale of loans. We determine the initial value by allocating the previous carrying amount of the sold loans based on the relative fair values of the servicing rights retained and the loans that are sold to a third party. The estimated values take into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. The estimated value of the mortgage servicing rights is affected by assumptions relating to loan prepayment speeds, earnings on escrow funds, and interest rate used to discount to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights quarterly on a disaggregated basis using current estimates of prepayment speed, cash flow and discount rates. Changes in these estimates impact fair value, and could require us to record a valuation allowance or recovery. We did not have a valuation allowance at September 30, 2006 or December 31, 2005.

        Valuation of goodwill and intangible assets. In accounting for acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposit intangibles. The amounts we record are based on our estimates of the fair value of assets and liabilities acquired. The valuation techniques we use to determine the carrying value of tangible and intangible assets and liabilities acquired in acquisitions and the estimated lives of the identifiable intangible assets involve a number of subjective judgments such as estimates for discount rates, projected future cash flows and an estimate of useful lives, all of which are susceptible to change based on changes in economic conditions and other factors. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds the remaining value we are reasonably likely to realize. Similarly, on an annual basis we evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce the carrying value through a charge to our earnings. Goodwill is evaluated for impairment annually in May at the segment reporting level, and all of our goodwill is recorded in our banking segment.

        While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and related amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in an acquisition, the value of those mortgage loans we acquired may have been less and the goodwill we recorded may have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in the current period. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets, which adversely affect their value or shortens estimated lives, would adversely affect our results of operations. At September 30, 2006, our goodwill was $387.9 million and our identifiable intangible assets (core deposits) amounted to $20.4 million. We recorded $3.3 million and $2.2 million of amortization of core deposit intangibles during the nine months ended September 30, 2006 and September 30, 2005. Based on our evaluations, we recorded no goodwill impairment in 2006 or 2005.

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

        Any change in future estimated cost will affect cost of sales amounts used to determine income from real estate operations from past sales. The resulting change in income is recognized in the period of change as either a charge or an addition to income from real estate operations. Additionally, we periodically evaluate the net realizable value from each project by considering factors such as pace of lot absorption, sources of funding and timing of disbursements. A charge to current earnings would occur if this evaluation indicated a project’s net realizable value did not exceed its recorded cost. The estimated net realizable value of Springbank, our only project currently under development, exceeds the currently recorded cost of the project.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Performance Overview

        The following table provides selected financial and performance information for the three and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except for per share data)
Net income	$24,697	26,985	$75,464	76,221
Diluted earnings per share	.74	.83	2.23	2.30
Return on average assets(1)	.87%	1.07	.89%	1.03
Return on average equity(1)	9.50	11.25	9.61	10.62
Return on average tangible
equity(1),(2)	15.67	16.80	15.53	15.89
Average interest-earning assets	10,317,474	9,301,466	10,350,265	9,088,716
Net interest income	65,124	66,124	199,493	200,741
Net interest margin	2.52%	2.84	2.57	2.94
Non-interest income	23,070	20,360	65,769	57,035
Non-interest expense	49,556	45,499	148,011	141,138
Efficiency ratio(3)	56.19	52.68	55.96	54.94
Loans sold	$383,566	231,294	$969,143	647,274

	September 30, 2006	December 31, 2005	September 30, 2005
Book value per share	$32.38	30.50	30.14
Tangible book value per share(2)	19.84	20.69	20.30
Stockholders' equity to total assets	9.24%	9.33	9.42
Tangible stockholders' equity to	5.89	6.52	6.54
tangible assets(2)

_________________

(1)	Annualized.

(2)	See “Non-GAAP Financial Information” starting on page 20.

(3)

The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain (loss) on sale of mortgage-backed and investment securities and premises and equipment.

The key factors regarding our performance include the following:

•	Due to the inverted yield curve environment and local market competition for loans and deposits, we experienced net interest margin compression which led to a decline of $1.2 million in net interest income for the nine months ended September 30, 2006 compared to the prior year period. An increase of $1.26 billion in average interest-earning assets year over year was more than offset by a 37 basis point decrease in the net interest margin. We expect further compression in our net interest margin due to the inverted yield curve environment and continued pressure on funding costs due to strong competition in our markets and changing deposit mix, which should in part be mitigated by the benefits of loan repricing. Approximately $1.9 billion of the $3.4 billion of adjustable rate one- to four-family mortgage loans in our portfolio are scheduled to roll out of their initial fixed-rate period over the next nine quarters.

•	We recorded a $2.6 million provision for loan losses in the first nine months of 2006 compared to a $480,000 provision in the first nine months of 2005. We are experiencing higher delinquencies in our residential portfolio with increased charge-offs primarily related to higher loan-to-value home equity lines of credit and mortgage fraud.

•	We grew our loan portfolio in the first half of the year primarily due to the EFC acquisition, but the portfolio has declined since June 30, 2006, reflecting our strategy to limit growth in lower yielding one- to four-family residential loans and to sell more of our one- to four-family originations, while emphasizing portfolio growth in other loan categories. We completed $969.1 million in loan sales during the nine months ended September 30, 2006, compared to $647.3 million for the prior year period. A significant portion of the loans sold were adjustable rate mortgage originations which we chose to sell to generate gains rather than growing our portfolio as we had typically done in prior years.

•	Non one- to four-family and home equity loans grew at an annualized rate of 17% over the past nine months (exclusive of loans added in the EFC acquisition) and 11% over the past three months, primarily reflecting growth in our business banking operations. We intend to continue to focus on growth in business banking to achieve further diversification in our loan portfolio.

•	We increased non-interest income by 15.3% for the nine months ended September 30, 2006, compared to the prior year period. Deposit account service charges increased 19.5% year over year primarily reflecting increases in debit card activity and higher consumer overdraft activity. Also contributing to the increase was $1.1 million of income from real estate in the nine months ended September 30, 2006, compared to $166,000 for the prior year period, as we closed the sale of lots in Springbank that had been under contract since 2005. The slowdown in the housing market is likely to negatively impact our income from real estate development activity in the fourth quarter of 2006, and likely into 2007.

•	Non-interest expense grew at an annualized rate of 4.9% from the same period a year ago due to additional headcount and occupancy costs arising from the acquisition of EFC and two de novo branches opened in the past year. Even though our attention to manage costs has kept operating expenses relatively flat despite our franchise expansion, our efficiency ratio has increased because of the impact of declining net interest margin on total revenue.

Non-GAAP Financial Information.

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

        Tangible Book Value Per Share. Tangible book value per share is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) common shares outstanding. The following table presents a reconciliation of stockholders’ equity to tangible stockholders’ equity (in thousands):

	At
	September 30, 2006		December 31, 2005		September 30, 2005
	Amount	Per share	Amount	Per share	Amount	Per share
Stockholders' equity - as
reported	$1,059,152	$32.28	$978,179	$30.50	$965,967	$30.14

Goodwill	(387,903)	(11.82)	(304,251)	(9.49)	(304,412)	(9.50)
Core deposit intangibles	(20,374)	(0.62)	(10,164)	(.32)	(10,880)	(0.34)

Tangible stockholders' equity	$650,875	$19.84	$663,764	$20.69	$650,675	$20.30

        Tangible Stockholders’ Equity to Tangible Assets. Tangible stockholders’ equity to tangible assets is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) total assets less the sum of goodwill and core deposit intangibles. The following table presents a reconciliation of total assets to tangible assets (in thousands):

	At
	September 30, 2006	December 31, 2005	September 30, 2005
Total assets - as reported	$11,464,799	$10,487,504	$10,259,035
Goodwill	(387,903)	(304,251)	(304,412)
Core deposit intangibles	(20,374)	(10,164)	(10,880)

Tangible total assets	$11,056,522	$10,173,089	$9,943,743

        Return on Average Tangible Stockholders’ Equity. Return on average tangible stockholders’ equity is calculated by dividing (a) annualized net income by (b) average stockholders’ equity less average goodwill and core deposit intangibles. The following table presents a reconciliation of average stockholders’ equity to average tangible stockholders’ equity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average stockholders' equity	$1,039,711	959,084	$1,046,616	957,070
Average goodwill	(388,200)	(305,154)	(378,002)	(305,165)
Average core deposit intangibles	(21,061)	(11,352)	(20,669)	(12,075)

Average tangible stockholders' equity	$630,450	642,578	$647,945	639,830

Net Interest Income and Net Interest Margin

        Net interest income decreased $1.0 million to $65.1 million for the three months ended September 30, 2006, compared to $66.1 million for the three months ended September 30, 2005. Our net interest income in 2006 was impacted by rising short-term interest rates that affected deposit costs more than asset yields, a flattening yield curve, additional investments in our real estate development projects and bank-owned life insurance, and a reduced yield on FHLBC stock.

        Our net interest margin declined to 2.52% for the quarter compared to 2.84% in the previous year quarter, as the cost of interest-bearing liabilities increased faster than the yield on interest-earning assets, the result of a flattening and then inverted yield curve environment. Deposits have continued to shift into higher-yielding certificate accounts in the current rate environment, raising funding costs 107 basis points for the current quarter compared to the prior year. Organic deposit growth has been difficult to achieve due in part to the strong competition for deposits in the Chicago market. Average interest-earning assets for the third quarter of 2006 increased $1.02 billion, or 11% compared to the third quarter of 2005, primarily due to the addition of $990 million of interest-earning assets from the EFC acquisition.

        During the current quarter, we continued to limit asset growth in our lowest yielding asset categories, one- to four-family first mortgage loans and investment and mortgage-backed securities, as the continued inverted yield curve has caused the spread to funding costs on these assets to be lower than what we believe makes sense for the use of capital.

        During the second quarter of 2006, we were able to redeem approximately $20 million of our excess investment in stock of the Federal Home Loan Bank of Chicago, or FHLBC, where the dividend yield has declined to 3.10% from 5.00% for the year ago quarter. We will seek to redeem additional excess investment to the extent permitted by FHLBC’s regulators, likely to occur in the fourth quarter of 2006 based on recent indications from the FHLBC.

        Our costs of borrowed funds increased 86 basis points in the third quarter of 2006 compared to the comparable period a year ago due to the upward repricing of floating-rate borrowings, and our refinancing of maturing fixed-rate borrowings at higher interest rates. In addition, as part of our capital strategy, since April 2005 we issued $67 million of higher-cost, floating-rate junior subordinated debentures in trust preferred structures and increased our unsecured floating rate term loan by $92 million to fund the cash portion of the EFC transaction and stock repurchases. We repurchased 1.9 million shares of stock in the last twelve months using primarily borrowed funds, which improved earnings per share results but had the effect of reducing the net interest margin.

        Our net interest margin declined to 2.57% for the current nine months compared to 2.94% for the nine months ended for 2005. Average interest-earning assets for the nine months ended September 30, 2006 increased $1.26 billion, or 14% compared to the first nine months of 2005, primarily due to the addition of $990 million of interest-earning assets from the EFC acquisition. Despite the increase in average interest-earning assets, net interest income decreased $1.2 million to $199.5 million for the nine months ended September 30, 2006, compared to $200.7 million for the nine months ended September 30, 2005.

Average Balances/Rates

        The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. The yield/cost calculations at September 30, 2006 and 2005 include fees that are considered adjustments to yield.

	Three Months Ended September 30,
	2006			2005			At September 30, 2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable(1)	$8,063,626	125,917	6.22%	$7,099,738	97,545	5.48%	7,962,348	6.29%
Mortgage-backed securities	1,445,278	16,827	4.66	1,487,804	15,765	4.24	1,436,544	4.65
Stock in FHLB of Chicago	159,111	1,360	3.39	184,840	2,820	6.05	159,111	3.10
Investment securities	519,220	6,131	4.68	459,754	4,812	4.15	530,405	4.64
Interest-bearing deposits and
federal
funds sold(2)	132,239	2,271	6.81	69,330	1,102	6.31	276,776	5.98

Total interest-earning assets	10,319,474	152,506	5.89	9,301,466	122,044	5.23	10,365,184	5.92
Non-interest earning assets	1,012,440			820,530			1,099,615

Total assets	11,331,914			10,121,996			11,464,799

Liabilities and stockholders'
equity:
Deposits	6,249,394	48,532	3.08	5,587,905	28,276	2.01	6,279,111	3.26
Borrowed funds	3,217,809	37,668	4.64	2,827,416	26,930	3.78	3,275,369	4.68
Junior subordinated debentures	67,011	1,182	6.90	53,676	714	5.21	67,011	6.95

Total interest-bearing
liabilities	9,534,214	87,382	3.64	8,468,997	55,920	2.62	9,621,491	3.77
Non-interest bearing deposits	586,428			508,797			597,864
Other liabilities	171,561			185,118			186,292

Total liabilities	10,292,203			9,162,912			10,405,647

Stockholders' equity	1,039,711			959,084			1,059,152

Liabilities and stockholders'
equity	$11,331,914			$10,121,996			$11,464,799

Net interest income/ interest
rate spread		65,124	2.25%		66,124	2.61%		2.15%

Net earning assets/net yield on
average
Interest-earning assets	$785,260		2.52%	$832,469		2.84%	$743,693

Ratio of interest-earning
assets to
Interest-bearing liabilities			108.24%			109.83%		107.73%

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable(1)	$8,053,656	365,278	6.05%	6,986,748	280,589	5.36%
Mortgage-backed securities	1,498,025	51,491	4.58	1,366,099	42,752	4.17
Stock in FHLB of Chicago	169,618	4,031	3.18	223,536	10,599	6.34
Investment securities	516,930	17,642	4.56	426,234	12,928	4.06
Interest-bearing deposits and
federal
funds sold(2)	112,036	5,716	6.82	86,099	3,464	5.38

Total interest-earning assets	10,350,265	444,158	5.73	9,088,716	350,332	5.15
Non-interest earning assets	966,477			789,524

Total assets	11,316,742			9,878,240

Liabilities and stockholders'
equity:
Deposits	6,200,376	132,288	2.85	5,549,134	75,627	1.82
Borrowed funds	3,241,718	109,059	4.50	2,674,212	72,922	3.65
Junior subordinated debentures	67,011	3,318	6.60	26,812	1,042	5.20

Total interest-bearing
liabilities	9,509,105	244,665	3.44	8,250,158	149,591	2.41
Non-interest bearing deposits	580,167			495,711
Other liabilities	180,854			175,301

Total liabilities	10,270,126			8,921,170
Stockholders' equity	1,046,616			957,070

Liabilities and stockholders'
equity	$11,316,742			$9,878,240

Net interest income/ interest
rate spread		199,493	2.29%		200,741	2.74%

Net earning assets/net yield on
average interest-earning
assets	$841,160		2.57%	$838,558		2.94%

Ratio of interest-earning
assets to
interest-bearing liabilities			108.85%			110.16%

_________________

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

	Three Months Ended September 30, 2006 Compared to September 30, 2005 Increase (Decrease), Due to			Nine Months Ended September 30, 2006 Compared to September 30, 2005 Increase (Decrease), Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$14,171	14,201	28,372	$45,823	38,866	84,689
Mortgage-backed securities	(461)	1,523	1,062	4,330	4,409	8,739
Investment securities	662	657	1,319	2,968	1,746	4,714
Stock in FHLB of Chicago	(351)	(1,109)	(1,460)	(2,141)	(4,427)	(6,568)
Interest-bearing deposits and federal
funds sold	1,074	95	1,169	1,191	1,061	2,252

Total	15,095	15,367	30,462	52,171	41,655	93,826

Interest expense:
Interest-bearing deposits	3,672	16,584	20,256	9,738	46,923	56,661
Borrowed funds	4,039	6,699	10,738	17,197	18,940	36,137
Junior subordinated debentures	174	294	468	1,568	708	2,276

Total	7,885	23,577	31,462	28,503	66,571	95,074

Net change in net interest income	$7,210	(8,210)	(1,000)	$23,668	(24,916)	(1,248)

Provision for Loan Losses

        We recorded a $2.6 million provision for loan losses for the nine months ended September 30, 2006 compared to $480,000 in the prior year period. Net charge-offs for the nine months ended September 30, 2006 were $2.9 million compared to $400,000 for the nine months ended September 30, 2005. The increase in charge-offs in the nine months ended September 30, 2006 compared to the comparable period in 2005 primarily relates to higher loan-to-value home equity lines of credit and mortgage fraud. See page 31 for a discussion of activity in our allowance for loan losses.

        The provision for loan losses is primarily the result of the increased level of charge-offs, shift in the mix of the portfolio, and higher non-performing loans. At September 30, 2006, our allowance for loan losses was $40.4 million, or .51% of total loans receivable, compared to $36.5 million, or .51% at December 31, 2005, and $36.3 million or .51% at September 30, 2005. In management’s judgment, the allowance for loan losses is adequate at September 30, 2006.

Non-Interest Income

        Non-interest income in the current nine month period increased $8.7 million or 15.3%, compared to the nine months ended September 30, 2005, due in part to the EFC acquisition. We had significant increases in deposit account service charges, loan servicing fee income, brokerage and insurance commissions, earnings on bank-owned life insurance and income from real estate operations. Non-interest income in the three months ended September 30, 2006 increased 13.3% compared to the third quarter of 2005. The increases are primarily the result of higher gains on sale of loans, higher deposit service fee income, loan servicing fee income and brokerage and insurance commissions. Excluding the impact in the prior year period of $648,000 of income from tax-free insurance death benefits and $355,000 of gains on the disposition of various assets, non-interest income in the third quarter increased by 19.2% compared to last year’s third quarter.

Loan Originations, Sales and Servicing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
1-4 Family Originations and Purchases
Fixed-rate	$160,920	213,713	$465,410	515,370
Adjustable-rate	221,912	358,729	753,035	1,010,293

Total	$382,832	572,442	$1,218,445	1,525,663

Loan Sales
One- to four- family mortgage loans:
Fixed-rate	$180,918	205,102	$484,931	494,863
Adjustable-rate	148,955	2,622	390,909	24,839

Total	329,873	207,724	875,840	519,702
Home equity loans and lines of
credit	53,693	23,570	93,303	127,572

Total loans sold	$383,566	231,294	$969,143	647,274

Gain on sale of one- to four-
family mortgage loans	$2,974	2,159	$7,663	5,524
Gain on sale of home equity loans
and lines of credit	595	495	1,315	3,310

Total loan sale gains	$3,569	2,654	$8,978	8,834

Margin on one- to four-family
mortgage loan sales	.90%	1.04	.87%	1.06

Loan Servicing
Loan servicing fee income	$920	479	$2,548	1,818
Valuation recovery on mortgage
servicing rights	—	—	—	125
Capitalized mortgage servicing
rights as a percentage of
loans serviced for others	.67%	.69%	.67%	.69%

        During 2006, we have experienced decreases in our one- to four-family loan origination volume consistent with the overall slowdown in the mortgage industry. However, due to slower prepayments and our desire to limit one- to four-family loan growth, we were able to increase loan sale volume by 50% in 2006, primarily in ARMs. To date, our home equity loan sales have consisted primarily of wholesale purchases and loans with single-service borrowers.

        ARM-loan sales typically generate lower profit margins than fixed-rate mortgages and home equity loans. In addition, margins on home equity loan sales have decreased compared to a year ago. Despite lower margins, loan sale gains for the nine months ended September 30, 2006 increased slightly compared to the nine months ended September 30, 2005 due to the increase in sales volumes.

        Loan servicing income increased on a year-over-year basis primarily due to the above-mentioned increase in loan sales, as well as experiencing lower mortgage servicing rights amortization expense, due to slower prepayments in the servicing portfolio. To take advantage of attractive market opportunities, we have plans to sell approximately $1 billion of mortgage loan servicing rights in the fourth quarter.

Deposit Account Service Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Deposit service charges	$11,388	9,342	$30,779	25,757
Deposit service fees/total	12.9%	10.8	11.6%	10.0
revenue(1)
Number of checking accounts	267,200	252,900	267,200	252,900

_________________

    (1)        Total revenue equals net interest income plus non-interest income.

        We reported a 19.5% increase in deposit account service charges for the current nine month period compared to the previous year period, primarily reflecting higher debit card usage and higher consumer overdraft activity. We implemented a new ATM fee structure in the second half of 2005, which combined with an expansion of the deposit base relating to the February 2006 EFC acquisition, also increased our overall service fees.

Income From Bank-Owned Life Insurance Investments

        Our income from bank-owned life insurance, or BOLI, investments increased to $5.1 million for the first nine months of 2006, a 25% increase over the 2005 period primarily due to a 55% increase in our average BOLI investment for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The prior year period included $648,000 of income from tax-free insurance death benefits. In addition to new BOLI purchases made in 2006, the increased BOLI investment is due to $20.0 million of BOLI added through the EFC acquisition.

Investment Services Activity

        Brokerage and insurance commissions for the nine months ended September 30, 2006 increased 29% to $4.6 million for the nine months ended September 30, 2006 compared to $3.5 million for the same period a year ago. During 2006, we have added nine seasoned investment professionals to expand investment services coverage to more of our branch locations and have benefited from increased investment business in the stronger stock market environment.

Real Estate Development Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Real estate development income (loss)	$(111)	-	$1,091	166
Residential lot sale closings	10	-	86	4
	At September 30,
	2006	2005
Pending lot sales at quarter end	32	186
Investment in real estate held for development or sale
(000's)	$77,963	$50,332

        The net loss in real estate development for the current quarter results from a reduction in previously recorded gains on lots sold in our Springbank development due to higher estimated project completion costs, which more than offset $185,000 of profits from the closings of ten Springbank lots. Included in the results for the current nine-month period is $368,000 of income related to a prior land development project, where the final three lots were sold and the project finalized.

        The increase in the balance of investment in real estate as compared to a year ago relates primarily to continued land purchases and development costs related to the Springbank development. Investment in real estate also includes $8.8 million paid to complete the purchase of 160 acres of land in Plainfield, Illinois near Springbank acquired at the end of the second quarter of 2006 for future development. The contract had been pending for several years. We have another pending land contract to acquire 78 acres of land west of the Springbank project. After further evaluation and review of the real estate markets, in November 2006 we decided jointly with our venture partner not to proceed with closing the transaction. We expect to record a $300,000 charge in the fourth quarter of 2006 as a result of the contract termination.

        Lot sales in the fourth quarter of 2006 and into 2007 will be negatively impacted by the slowdown in the real estate market as the increase in inventory of existing homes for sale and weak outlook for new home sales has reduced builder demand for new lots. We expect little income from lot sales in the remainder of 2006.

\

Non-Interest Expense

The following table identifies changes in our non-interest expense for the three- and nine-month periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percentage Increase (Decrease)	2006	2005	Percentage Increase (Decrease)
		(Dollars in thousands)
Compensation	$19,992	18,195	9.9%	$60,697	56,989	6.5%
Employee benefits	6,153	6,191	(0.6)	19,998	19,536	2.4

Total compensation and benefits	26,145	24,386	7.2	80,695	76,525	5.5

Office occupancy	5,915	5,256	12.5	17,639	15,467	14.0
Furniture, fixture and equipment	2,058	2,151	(4.3)	6,387	6,140	4.0
Advertising and promotion	2,332	2,067	12.8	6,134	7,084	(13.4)
Data processing	2,279	2,009	13.4	7,187	6,044	18.9
Amortization of core deposit
intangibles	1,042	716	45.5	3,268	2,185	49.6
Other expenses:
Professional fees	740	962	(23.1)	2,164	3,488	(38.0)
Stationery, brochures and supplies	622	649	(4.1)	2,207	2,103	4.9
Postage	608	712	(14.6)	2,015	2,037	(1.1)
Telephone	592	562	5.6	1,518	1,432	6.0
Fraud losses	1,249	681	83.4	2,334	1,654	41.1
Correspondent banking services	381	373	2.0	1,200	1,192	0.6
Title fees, recording fees and
credit reports	492	645	(23.6)	1,652	1,762	(6.3)
Security	412	411	0.2	1,232	1,244	(1.0)
Insurance	511	464	10.1	1,457	1,369	6.4
FDIC premiums and OTS assessment	653	576	13.3	1,895	1,751	8.3
Real estate held for investment(1)	953	996	(4.3)	2,963	3,034	(2.3)
Other	2,572	1,883	36.6	6,064	6,627	(8.5)

Total other expenses	9,785	8,914	9.8	26,701	27,693	(3.6)

	$49,556	45,499	8.9%	$148,011	141,138	4.9%

_________________

(1)     Expenses are from SF Equity Properties, Inc., a subsidiary of the Bank, that has interests in affordable and senior housing properties in Wisconsin.

        Total non-interest expense in the current quarter increased $4.1 million, or 8.9% compared to the third quarter of 2005. Compensation and benefits increased by $1.8 million, or 7.2%, due to normal annual salary increases and increased employee headcount, partly due to our acquisition of EFC Bancorp in February 2006. Office occupancy and equipment increased by $566,000, or 7.6%, primarily due to the addition of two new branches over the past year and seven branches acquired in the EFC acquisition. Advertising and promotion expenses were $265,000 higher in the current quarter compared to the prior year quarter as we initiated several promotional campaigns during the current quarter. Fraud losses increased compared to the prior year quarter by $568,000, or 83%, in the current quarter, approximately half of which was due to one internal fraud incident.

        Included in other non-interest expense for the current quarter is an expense for establishing a $1.0 million reserve for estimated loss related to a $6.8 million standby letter of credit backing an industrial revenue bond. The letter of credit is secured by a 62,000 square foot office building in west suburban Chicago that is experiencing low occupancy levels. Based on recent discussions with the borrower, the Bank expects to advance funds under the letter of credit to repay the revenue bond, which matures in December 2006.

        Non-interest expense totaled $148.0 million in the current nine-month period, compared to $141.1 million reported for the nine months ended September 30, 2005, an increase of 4.9%. Compensation and benefits expense increased by 5.5% for the current nine-month period compared to the prior year period while occupancy and equipment costs increased by 11.2% over this same period. The increase in these categories is primarily due to the impact of the EFC transaction and normal salary increases. Amortization of core deposit intangibles increased as a result of the EFC acquisition. Lower advertising expenses were due to lower promotional campaign activity in the first nine months of 2006 compared to last year. Professional expense decreased $1.3 million due to lower consulting fees. In 2005 we incurred consulting fees related to various process improvements including an automated work flow system for the mortgage loan division as well as Sarbanes-Oxley and Bank Secrecy anti-money laundering compliance costs. Fraud losses increased for the current nine-month period by $680,000 or 41%, compared to the prior year, due to higher fraud losses related to checking accounts and one internal fraud incident.

Income Tax Expense

        Income tax expense totaled $13.0 million in the current quarter, equal to an effective income tax rate of 34.6%, compared to 33.4% reported for the third quarter of 2005. The increase in the effective tax rate compared to the third quarter of last year was primarily attributable to increased state income taxes and reduced tax benefits from low income housing investments, offset in part by an increase in benefits from tax-exempt investments.

        Income tax expense totaled $39.2 million in the current nine-month period, equal to an effective income tax rate of 34.2%, compared to $39.9 million or 34.4% reported for the nine months ended September 30, 2005. The decrease in the effective tax rate compared to the prior year period was primarily attributable to an increase in tax-exempt investments and tax-advantaged bank-owned life insurance investments, which offset higher state income taxes and reduced tax benefits from low income housing investments.

Changes in Financial Condition

        Our total assets at September 30, 2006 increased $977.3 million, or 9.3% from $10.5 billion at December 31, 2005, primarily due to the EFC acquisition.

	September 30, 2006	December 31, 2005	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$450,728	246,029	204,699	83.2
Investment securities available for sale	530,405	475,152	55,253	11.6
Stock in FHLB of Chicago	159,111	165,663	(6,552)	(4.0)
Mortgage-backed securities available for sale	1,216,778	1,313,409	(96,631)	(7.4)
Mortgage-backed securities held to maturity	219,766	243,161	(23,395)	(9.6)
Loans receivable, net	7,921,946	7,289,224	632,722	8.7
Bank-owned life insurance	147,335	107,253	40,082	37.4
Goodwill and intangibles	431,470	334,422	97,048	29.0
Other	387,260	313,191	74,069	23.6

Total assets	$11,464,799	10,487,504	977,295	9.3%

Liabilities and Equity:
Deposits	$6,876,975	6,197,503	679,472	11.0%
Borrowed funds	3,275,369	3,057,669	217,700	7.1
Junior subordinated debentures	67,011	67,011	—	—
Other liabilities	186,292	187,142	(850)	(0.5)

Total liabilities	10,405,647	9,509,325	896,322	9.4
Stockholders' equity	1,059,152	978,179	80,973	8.3

Total liabilities and equity	$11,464,799	10,487,504	977,295	9.3%

Loans Receivable. (1) The following table sets forth our loan portfolio composition by loan type at the dates indicated:

	At September 30, 2006			At December 31, 2005
	Amount	%of Loans		Amount	%of Loans	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
One- to four-family	$4,407,154	56.2%		$ 4,256,913	59.0%	$ 150,241	3.53%
Home equity lines of credit	1,250,136	15.9		1,282,154	17.8	(32,018)	(2.50)
Home equity and consumer loans	103,528	1.3		70,162	1.0	33,366	47.56
Multi-family	800,624	10.2		698,659	9.7	101,966	14.60
Commercial real estate	614,952	7.8		492,307	6.8	122,645	24.91
Construction	181,932	2.3		109,691	1.5	72,241	65.86
Land	299,377	3.8		171,580	2.4	127,797	74.48
Commercial business loans	194,759	2.5		129,771	1.8	64,988	50.08

Total loans receivable, net	$7,852,462	100.	0%	$ 7,211,237	100.0%	$ 641,226	8.89%

_________________

(1)	Certain loan reclassifications have been made for December 31, 2005 to conform to current period classification.

        The growth in our loan portfolio since December 31, 2005 is primarily due to the $865 million of loans added in the EFC acquisition. Exclusive of these acquired loans, one- to four-family and home equity loans/ lines of credit, our portfolio grew at an annualized rate of 15% during the past nine months primarily reflecting growth in our business banking operations.

Deposits.     The following table sets forth our deposit composition by type at September 30, 2006 and December 31, 2005:

	At September 30, 2006			At December 31, 2005
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$303,777	4.4%	—%	$258,632	4.2%	—%
Non-interest bearing checking	294,087	4.3	—	291,462	4.7	—
Interest-bearing checking	723,667	10.5	1.08	816,387	13.2	.98
Commercial money market	82,225	1.2	3.95	60,064	1.0	3.07
Money market	721,278	10.5	3.36	615,280	9.9	2.34
Passbook	1,165,252	16.9	.72	1,268,680	20.4	.60

Core deposits	3,290,286	47.8	1.33	3,310,505	53.4	.96

Certificate accounts	3,587,069	52.2	4.48	2,885,998	46.6	3.65

Unamortized premium
(discount), net	(380)	—	—	1,000	—	—

Total deposits	$6,876,975	100.0%	2.97%	$6,197,503	100.0%	2.22%

        Since December 31, 2005, deposits have grown $679 million primarily due to deposits added in the EFC acquisition. Rate competition has made deposit growth challenging during 2006. Most of the organic growth has occurred in the higher-cost certificate of deposit category, the result in part of consumer reaction to higher short-term interest rates.

Borrowed Funds. The following is a summary of our borrowed funds at September 30, 2006 and December 31, 2005:

	At September 30, 2006		At December 31, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank advances:
Fixed rate	$2,333,400	4.45%	$2,221,000	4.21%
Adjustable rate	200,000	5.46	250,000	4.42

Total FHLBC advances	2,533,400	4.53	2,471,000	4.23

Reverse repurchase agreements	500,000	4.97	500,000	4.24
Unsecured term loan	155,000	6.43	63,000	5.14
Other borrowings	68,831	4.63	23,379	3.38
Unsecured line of credit	15,000	5.96	—	—
Unamortized premium	3,138	—	290	—

Total borrowed funds	$3,275,369	4.69%	$3,057,669	4.24%

        At September 30, 2006, reverse repurchase agreements totaled $500 million of which $400 million are adjustable-rate and $100 million are fixed-rate. The adjustable rate agreements have remaining terms to maturity ranging from one to fifty-one months. The remaining terms on the fixed-rate agreements range from 60 to 90 months. The interest rate on $150 million of the adjustable repurchase agreements is tied to the prime rate and ranges from prime minus 279 basis points to prime minus 284 basis points. The remaining $250 million have interest rates ranging from three-month LIBOR minus 26 basis points to three-month LIBOR minus 58.5 basis points. The LIBOR-based repurchase agreements are putable at the discretion of the lender quarterly at various dates in 2006 and 2007. The rates on the fixed repurchase agreements range from 4.31% to 4.65%, and these agreements are putable at the discretion of the lender quarterly at various dates from 2006 to 2008.

        On July 17, 2006, we refinanced our term loan facility with various lenders. We increased by $40 million the amount of this borrowing to $155 million, which matures in 2015. The new credit agreement provides for a revolving line of credit for borrowings up to $60 million, the same amount included in the prior credit facility. At September 30, 2006, there was $15 million outstanding under the line of credit. We used the additional term loan proceeds to repay line of credit borrowings that had been previously drawn to fund stock repurchases, additional investment in real estate, and a portion of the cash consideration for the EFC acquisition. Scheduled principal repayments of the refinanced term loan are as follows (in thousands):

At December 31,
2006	$7,500,000
2007	12,500,000
2008	13,000,000
2009	15,000,000
2010	16,000,000
2011	17,000,000
2012	17,000,000
2013	18,000,000
2014	19,000,000
2015	20,000,000

$155,000,000

Junior Subordinated Debentures. During 2005, we formed MAF Bancorp Capital Trust I and MAF Bancorp Capital Trust II as special purpose finance subsidiaries. The trusts issued $65.0 million in trust preferred securities and the proceeds from the sale of the preferred securities, along with $2.0 million received from our purchase of the common equity securities of the trusts, were invested in junior subordinated debentures of the Company. The total balance of the junior subordinated debentures issued to the trusts is recorded as a liability. The trust preferred securities mature 30 years from their issuance date and are callable at par five years from their issuance date at our option. We pay interest on the indebtedness at three-month LIBOR plus 1.75% for Capital Trust I and 1.40% for Capital Trust II, resetting quarterly. At September 30, 2006, the interest rate for Capital Trust I was 7.14% and for Capital Trust II was 6.79%.

Stockholders’ Equity. Stockholders’ equity increased by $80.9 million during the past nine months. We issued $101.0 million of stock, totaling 2.34 million shares, for the acquisition of EFC, paid cash dividends of $25.1 million and recorded a $913,000 increase in the fair value of our available for sale securities portfolio.

As part of our strategy to optimize the use of capital in this yield environment, we repurchased 1.9 million shares of our stock for $82.0 million, or an average price of $42.29 per share, during the nine months ended September 30, 2006. There are no shares remaining that are authorized for repurchase in the public market.

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

	At
	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
	(Dollar in thousands)
Non-performing loans:
One- to four-family	$32,175	28,150	25,893	21,535	22,628
Home equity lines of credit	7,762	7,655	7,081	6,461	9,451
Home equity loans	2,346	2,153	1,043	1,023	997
Multi-family	2,353	1,194	535	341	557
Commercial real estate	1,936	1,848	2,249	1,639	898
Construction	701	—	—	—	—
Consumer loans	25	8	20	27	50
Commercial business loans	1,194	1,157	709	134	796

Total	48,492	42,165	37,530	31,160	35,377

Non-performing loans to total loans	.62%	.53	.47	.43	.50

Foreclosed real estate, net of reserves:
One- to four-family	$3,834	2,092	2,275	789	789

Total non-performing assets	$52,326	44,257	39,805	31,949	36,166

Total non-performing assets to total assets	.46%	.39	.35	.30	.35

        For the quarter ended September 30, 2006, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $767,000 compared to $550,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest on non-accrual loans that would have been recorded as income, had they been performing according to their original terms, amounted to $1.8 million compared to $1.3 million for the nine months ended September 30, 2005.

Non-Performing Residential Loans. The following table provides information regarding non-performing loans and lines of credit secured by one- to four-family residential properties at the dates shown:

	At
	9/30/06(1)	12/31/05(1)	9/30/05(1)
One- to four-family loans and home equity lines of credit as a percentage of total loans	73.3%	77.7	78.2
Non-performing one- to four-family loans as a percentage of total non-performing loans	88.7	93.1	93.5
Percentage of non-performing one- to four-family loans and home equity lines of credit with private mortgage insurance or other guarantees	21.5	26.4	32.7
Percentage of one- to four-family loans and home equity lines of credit without PMI and with loan-to-value greater than 90%	8.0	7.7	7.3

_________________

    (1)        Includes home equity lines of credit and home equity loans.

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

        We regularly review problem assets in our portfolio and, in connection with the filing of periodic reports with the OTS, on a quarterly basis we determine whether any loans or investments require classification in accordance with applicable regulations. At September 30, 2006 and December 31, 2005, all of our non-performing loans were classified as substandard or doubtful. In addition, we classifed as substandard or special mention for regulatory purposes certain loans that were still performing and accruing interest as of these dates but which possessed certain credit deficiencies that merit closer management attention. At September 30, 2006, we classified $9.9 million of multi-family loans and $13.3 million of commercial and commercial real estate loans as substandard but still accruing and $23.9 million of multi-family and $26.6 million of commercial and commercial real estate loans as special mention. Of these classified loans, $3.8 million of the substandard but accruing and $8.3 million of the special mention were commercial loans acquired in the EFC acquisition. At December 31, 2005, we had classified $3.5 million of multi-family loans and $10.7 million of commercial and commercial real estate loans as substandard but still accruing and $6.9 million of multi-family and $17.0 million of commercial and commercial real estate loans as special mention. We have also classified as substandard for regulatory purposes a standby letter of credit we issued backing industrial revenue bonds in the amount of $6.8 million which mature on December 1, 2006, and are collateralized by a commercial office building in west suburban Chicago with a current estimated value of approximately $5.8 million. We have established a $1.0 million loss reserve relating to this letter of credit as of September 30, 2006.

Allowance for Loan Losses

        Activity in the allowance for loan losses is summarized in the following table for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$40,398	36,134	$36,495	36,255
Allowance acquired in EFC acquisition	—	—	4,294	—
Provision for loan losses	900	480	2,550	480
Charge-offs	(1,046)	(322)	(3,290)	(643)
Recoveries	150	43	353	243

Balance at end of period	$40,402	36,335	$40,402	36,335

        The allowance for loan losses to total loans was .51% at September 30, 2006 and December 31, 2005, while the allowance for loan losses to non-performing loans was 83.3% at September 30, 2006, compared to 117.12% at December 31, 2005. The charge-offs during the 2006 periods relate primarily to residential loans with higher combined loan-to-value ratios and mortgage fraud situations. Most of these loans were higher risk loans at the time of origination with higher loan-to-value levels, and there were several instances of loan customer fraud contributing to these charge-offs. As shown in the table of non-performing residential loans above, 89% of non-performing loans were secured by one- to four-family real estate at September 30, 2006, and 93% at December 31, 2005. During 2006, we have lowered our general reserve factors for commercial real estate loans in light of our limited loss experience in this portfolio in recent periods, the seasoning of our business banking portfolio as we have grown this business over the last five years, and our current assessment of the strong credit quality of the loans in this category. We believe the allowance for loan losses is adequate at September 30, 2006.

Liquidity and Capital Resources

        We manage liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our real estate development operation, and planned repurchases of common stock. Major sources of funds to the holding company are dividends from the Bank, which are subject to regulatory limitations, access to the capital markets, and to a lesser extent, cash flow from our real estate development operation. We currently maintain a $60 million unsecured line of credit with a Chicago-based commercial bank under which we had $45 million available at September 30, 2006.

        During the current three month period, we declared common stock dividends of $.25 per share, for a total of $8.2 million. For the three month period ended September 30, 2006, we repurchased 321,779 shares of our common stock at an average price of $41.03 for a total of $13.8 million.

        The principal sources of funds for the Bank are deposits, advances from the FHLBC and other borrowings, principal repayments on loans and mortgage-backed securities, proceeds from the sale of loans, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows as well as loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Decisions to sell investment securities and other assets are also generally market driven, although we may at times sell these assets for asset/liability management purposes or as a source of liquidity.

        We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady to increasing deposit portfolio in the aggregate, but from time to time we may decide not to pay rates on deposits as high as competition. When necessary, we supplement our deposit funding with longer term and/or other alternative sources of funds such as FHLBC advances and other borrowings. We currently expect that due to increased competition for deposits in our markets, we may increasingly rely on higher-cost wholesale borrowings.

        Outstanding loan commitments totaled $593.0 million at September 30, 2006, compared to $757.2 million at December 31, 2005. At September 30, 2006 we believe we have sufficient cash to fund our outstanding commitments or we will be able to obtain the necessary funds from outside sources to meet our cash requirements under these commitments.

        The following table lists our commitments and contingencies as of September 30, 2006:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family and multi-family mortgage
commitments	$449,431	449,431	—	—	—
Equity line and equity loan commitments	79,617	79,617	—	—	—
Unused portion of equity lines of credit	1,188,350	1,188,350	—	—	—
Commitments to sell one- to four-family mortgage
and equity loans	128,830	128,830	—	—	—
Available commercial business lines	590,894	517,243	61,857	1,372	10,422
Letters of credit(1)	125,403	76,308	38,237	10,745	113
SBIC commitments	4,035	4,035	—	—	—
Commercial business loan commitments	63,957	63,957	—	—	—
Contingent liability under recourse provisions(2)	80,261	80,261	—	—	—

Total	$2,710,778	2,588,032	100,094	12,117	10,535

_________________

(1)	Letters of credit include $25.8 million related to Company real estate development projects.

(2)	Amounts are shown based on time to maturity for amounts if used. Balances reflect the maximum amount of potential liability for credit losses at September 30, 2006, that we have retained relating to an aggregate $728.9 million of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in our captive reinsurance subsidiary and have a contingent liability under these provisions of $80.3 million. No liability for such has been recorded for such contingent liability at September 30, 2006. Our loss experience to date under such recourse provisions has been immaterial

        The following table lists our contractual obligations as of September 30, 2006 by contractual maturity:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,586,690	3,035,055	484,645	56,068	10,922
FHLB of Chicago advances	2,533,400	957,000	1,293,000	273,400	10,000
Unsecured bank term loan	155,000	7,500	25,500	31,000	91,000
Other borrowings	568,831	168,831	100,000	200,000	100,000
Unsecured line of credit	15,000	15,000	—	—	—
Junior subordinated debentures	67,011	—	—	—	67,011
Purchase obligations	12,441	11,830	415	196	—
Real estate development contracts(1)	14,571	14,571	—	—	—
Post retirement benefit plans	5,214	183	224	273	4,534
Operating leases	50,435	4,878	13,025	7,638	24,894

Total	$7,008,593	4,214,848	1,916,809	568,575	308,361

_________________

(1)

Reflects contractual obligations to purchase land and pending contractual commitments for improvements, of which $3.8 million relates to the contract that we recently decided to terminate. This amount does not include estimated development costs not under contract, currently estimated at approximately $55-$60 million for existing real estate development projects, the majority of which relates to Springbank which is currently estimated to continue for another four to six years.

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

        Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets. At September 30, 2006, the Bank exceeded all minimum regulatory capital ratios to be considered well-capitalized.

        Our actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2006:
Tangible capital (to total assets)	$805,532	7.34%	> 164,597	> 1.50%	N/A
Core capital (to total assets)	805,532	7.34	> 438,925	> 4.00	> 548,657	> 5.00%
Total capital (to risk-weighted
assets)	829,402	11.29	> 587,539	> 8.00	> 734,423	> 10.00
Core capital (to risk-weighted
assets)	805,532	10.97	N/A		> 440,654	> 6.00
At December 31, 2005:
Tangible capital (to total assets)	$715,105	7.07%	> 151,807	> 1.50%	N/A
Core capital (to total assets)	715,105	7.07	> 404,818	> 4.00	> 506,023	> 5.00%
Total capital (to risk-weighted
assets)	735,996	11.15	> 528,112	> 8.00	> 660,140	> 10.00
Core capital (to risk-weighted
assets)	715,105	10.83	N/A		> 396,084	> 6.00

        The following table reflects the adjustments required to reconcile the Bank’s stockholder’s equity to the Bank’s regulatory capital at September 30, 2006:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Stockholder's equity of the Bank	$1,198,169	1,198,169	1,198,169
Goodwill and core deposit intangibles	(408,277)	(408,277)	(408,277)
Non-permissible subsidiary deduction	(399)	(399)	(399)
Non-includible purchased mortgage
servicing rights	(2,319)	(2,319)	(2,319)
Adjustment for unrealized losses on
available for sale securities	18,358	18,358	18,358
Recourse on loan sales	-	-	(16,532)
General allowance for loan losses	-	-	40,402

Regulatory capital of the Bank	$805,532	805,532	829,402

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

        One of the techniques used in measuring the sensitivity of net interest income to changes in interest rates is interest rate sensitivity (static) gap analysis. The static gap is the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same period of time. We utilize our static gap analysis as means of managing our interest rate risk at the cumulative one-year time horizon. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instruments on our balance sheet. These include prepayment assumptions on real estate loans and mortgage-backed securities, call options embedded in investment securities, and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on our balance sheet, certain shortcomings are inherent in using gap analysis to quantify exposure to interest rate risk. For instance, while we model expected loan prepayments in our static gap analysis, actual customer behavior may prove to be much different. Changes in interest rates may impact cash flow on a lag basis, and the duration of our non-maturity deposit accounts may prove to be not as long-term as we assume them to be in our gap analysis. However, we still believe static gap analysis remains a useful tool for us to help manage our interest rate risk.

        Generally, a negative one-year gap, where more interest-bearing liabilities are repricing or maturing during the one-year period than interest-earning assets, would tend to reduce net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative one-year gap would likely result in an improvement in net interest income. Our goal is to maintain our cumulative one-

year gap within the range of (15)% to 15%, although we may begin to adjust our ALCO strategies in our interest-sensitive portfolios if the gap exceeds (10)% to 10%, recognizing that changes in ALCO strategies made by management take some time to impact our overall static gap position. Our loan portfolio tends to have the most impact on the movement in our static gap over a range of changing interest rates, due to the predominance of one- to four-family mortgage loans that allow the customer to prepay without penalty. We have worked to mitigate the impact one- to four-family loans can have on our gap by: 1) reducing their concentration as a percentage of our overall loan portfolio, 2) limiting our exposure to long-term fixed-rate mortgage loans, and 3) expanding our equity line of credit and business loan portfolios, that generally have more frequent interest rate adjustments, and/or shorter maturities.

        Currently we do not use derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments, to manage our interest rate risk, or periodic net interest income. We do use forward commitments with the GSEs and other investors when selling our loan production originated for sale.

        The table on page 35 sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at September 30, 2006. Prepayment assumptions on loans receivable are based on internal models developed from our actual prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market expectations. During 2005, we concluded an analysis of actual decay rates in our core deposit portfolios (passbooks, interest-bearing checking accounts and money market accounts) over the prior five-year period. Our September 30, 2006 analysis below uses withdrawal rates based on this analysis of our own experience. Previously, we had used the annual withdrawal assumptions used by the Office of Thrift Supervision with respect to interest-bearing checking and passbook accounts. Fixed-rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, at September 30, 2006, $400,000 of investment securities with final maturities averaging 14 months, but callable in six months or less are categorized in the six months or less category, $10 million of investment securities with final maturities averaging 3 to 5 years, but callable in six months or less are categorized in the six months or less category, $3.1 million of investment securities with final maturities averaging 121 months, but callable in one to three years are categorized in the one- to three-year category in anticipation of their calls, and $6 million of investment securities with final maturities averaging five years or more, but callable in 3 to 5 years are categorized in the 3 to 5 years category. At September 30, 2006, $25.0 million of putable FHLBC advances with maturities of 3 to 5 years are categorized in the less than six months category because the put option is expected to be exercised. At September 30, 2006, $250 million of putable reverse repos with final maturities of 3 to 5 years are categorized as $50 million in the less than six months category, $150 million in the six months to one-year category and $50 million in the one- to three-year category because the put option is expected to be exercised.

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

	Scheduled Expected Maturity at September 30, 2006
	‹1/2 Yr.	1/2 - 1 Yr.	1 - 3 Yrs.	3 - 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$29,700	—	1,435	31,663	47,088	109,886
Loans receivable	2,439,385	914,316	2,695,065	1,446,780	356,916	7,852,462
Mortgage-backed securities	132,024	111,245	337,395	279,675	576,205	1,436,544
Investment securities
available for sale	150,940	37,023	243,209	24,296	74,937	530,405
Stock in FHLB of Chicago	159,111	—	—	—	—	159,111
Interest-bearing deposits and
Federal funds sold	276,776	—	—	—	—	276,776

Total interest-earning
assets	3,187,936	1,062,584	3,277,104	1,782,414	1,055,146	10,365,184

Impact of hedging activities(1)	80,186	—	(1,435)	(31,663)	(47,088)	—

Total net interest-earning
assets, adjusted for
impact of hedging
activities	3,268,122	1,062,584	3,275,669	1,750,751	1,008,058	10,365,184
Interest-bearing liabilities:
Interest-bearing checking
accounts	21,710	24,677	88,794	74,393	514,092	723,666
Money market accounts	39,212	31,333	83,877	103,882	545,199	803,503
Passbook accounts	62,621	54,497	170,594	147,188	730,352	1,165,252
Certificate accounts	2,392,750	642,305	484,645	56,068	10,922	3,586,690
FHLBC advances	872,206	343,298	1,116,735	204,299	—	2,536,538
Other borrowings	738,148	320	—	—	363	738,831
Junior subordinated debentures	67,011	—	—	—	—	67,011

Total interest-bearing
liabilities	4,193,658	1,096,430	1,944,645	585,830	1,800,928	9,621,491

Interest sensitivity gap	$(925,536)	(33,846)	1,331,024	1,164,921	(792,870)	743,693

Cumulative gap	$(925,536)	(959,382)	371,642	1,536,563	743,693

Cummulative gap as a percentage of total
assets	(8.07)%	(8.37)	3.24	13.40	6.49
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	77.93	81.86	105.14	119.65	107.73

At December 31, 2005
Cumulative gap	$307,248	(136,989)	581,922	1,737,462	813,245

Cumulative gap as a percentage of
total assets	2.93	(1.31)	5.55	16.57	7.75
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	111.72	96.51	109.15	125.08	109.27

_________________

            (1) Represents forward commitments to sell mortgage loans.

        Since December 31, 2005, our cumulative one-year gap has extended to (8.37)% at September 30, 2006 from (1.31)%. The increase in our negative gap is primarily due to the shortening of certificate of deposit maturities, as longer-termed certificate of deposits as of December 31, 2005 rolled closer to maturity, and certificate of deposit renewals were concentrated in maturities of less than one year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        A quantitative and qualitative analysis about market risk is included in our December 31, 2005 Form 10-K. There have been no material changes in the assumptions used or in the results of market risk analysis as of September 30, 2006, since December 31, 2005. See “Asset/Liability Management” in Item 2. for a further discussion of our interest rate sensitivity gap analysis.

Item 4. Controls and Procedures

        As of September 30, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

        There has been no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

      Not applicable.

Item 1A. Risk Factors.

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the third quarter of 2006.

Period	Total Number of Shares Puchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2006 through July 31, 2006	60,131	41.16	60,131	261,648
August 1, 2006 through August 31, 2006
2006	221,722	40.91	219,248	42,400
September 1, 2006 through September 30,
2006	54,775	41.34	42,400	-

Total	336,628	41.03	321,779

_________________

(1)     The table includes 14,849 shares that were surrendered to us in payment of option exercise prices.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No. 3.1 Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2 Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's Form 10-Q for the period ended September 30, 2003 (File No. 0-18121).)

Exhibit No. 10.1 Credit Agreement dated as of July 17, 2006, between MAF Bancorp, Inc. and Harris N.A.+

Exhibit No. 10.2 Special Termination Agreement between MAF Bancorp, Inc. and Edward A. Karasek. *+

Exhibit No. 10.3 Special Termination Agreement between Mid America Bank, fsb and Edward A. Karasek. *+

Exhibit No. 10.4 Special Termination Agreement between MAF Bancorp, Inc. and James S. Eckel. *+

Exhibit No. 10.5 Special Termination Agreement between Mid America Bank, fsb, and James S. Eckel. *+

Exhibit No. 31.1 Certification of Chief Executive Officer.+

Exhibit No. 31.2 Certification of Chief Financial Officer.+

Exhibit No. 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

_________________

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

+ Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

/s/ Allen H. Koranda	November 9, 2006
Allen H. Koranda	(Date)
Chairman of the Board and
Chief Executive Officer
(Prinicipal Executive Officer)

/s/ Jerry A. Weberling	November 9, 2006
Jerry A. Weberling	(Date)
Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. 3.1 Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2 Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's Form 10-Q for the period ended September 30, 2003 (File No. 0-18121).)

Exhibit No. 10.1 Credit Agreement dated as of July 17, 2006, between MAF Bancorp, Inc. and Harris N.A.+

Exhibit No. 10.2 Special Termination Agreement between MAF Bancorp, Inc. and Edward A. Karasek. *+

Exhibit No. 10.3 Special Termination Agreement between Mid America Bank, fsb and Edward A. Karasek. *+

Exhibit No. 10.4 Special Termination Agreement between MAF Bancorp, Inc. and James S. Eckel. *+

Exhibit No. 10.5 Special Termination Agreement between Mid America Bank, fsb, and James S. Eckel. *+

Exhibit No. 31.1 Certification of Chief Executive Officer.+

Exhibit No. 31.2 Certification of Chief Financial Officer.+

Exhibit No. 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

_________________

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

+ Filed herewith.