Form 10-K/A
MAF BANCORP INC
filed 2007-03-02
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes [X]          No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A.

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

        Home Equity Lending. Home equity lending totaled $1.30 billion, or 17.5% of our loan portfolio. Several years ago, we made a strategic decision to expand our level of equity line activity in an effort to capitalize on our penetration of residential lending production in our primary market areas, diversify our asset mix and reduce our interest rate risk exposure, as home equity lines are variable rate products generally tied to the Prime rate. At December 31, 2006, the average utilization rate on our equity line portfolio was 51.5% compared to 53.8% at December 31, 2005 and 55.7% at December 31, 2004. The rising interest rates over the past year made growth in this portfolio more challenging as consumers repaid balances or refinanced into fixed rate mortgage products. We underwrite our home equity loans similarly to our one- to four-family production, by evaluating a customer’s ability to repay the loan, including FICO score, and by reviewing the combined loan-to-value ratio (CLTVs) of the loan taking into account any first mortgage loan. Our underwriting procedures limit the combined loan-to-value ratio to 100% or less. We generally determine the rate on an equity line of credit using a tiered pricing schedule based on a combination of a customer’s FICO score and CLTV ratios. Under applicable regulatory guidelines, we maintain higher capital levels to support second lien home equity lines of credit than are required for first lien residential mortgages, taking into account the entire approved amount of the equity line, not just the amount drawn at any given time. We do not normally obtain PMI insurance on home equity products. As part of our originate- and-sell strategy in residential lending, in 2005 and 2006 we sold some of our home equity-line production to generate gain on sale income. We have considered home equity line sales from time to time when market pricing has been attractive relative to our prepayment speed projections, and to reduce credit risk exposure on higher CLTV products. In these transactions, we have endeavored to select for sale loans we have made to “single-service” customers whose business relationships with the Bank are limited to their home equity lines.

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

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Investment securities available
for sale:
U.S. Government and Agency securities	$337,634	354,203	273,088
Municipal securities	50,316	23,587	9,565
Asset-backed securities	14,468	15,942	19,988
Corporate debt securities	7,000	6,551	7,320
Bank trust preferred securities	91,694	61,922	61,928
GSE preferred stock and other	28,886	12,947	17,070

Total investment securities	$529,998	475,152	388,959

Stock in FHLB of Chicago	$146,407	165,663	278,916

Mortgage-backed securities
Available for sale	$1,195,494	1,313,409	948,168
Held to maturity	212,302	243,161	245,021

Total mortgage-backed
securities	$1,407,796	1,556,570	1,193,189

        The table below sets forth information regarding the carrying value and weighted average yields based on amortized cost and expected maturities for our investment and mortgage-backed securities.

	At December 31, 2006
	One Year or Less		1 to 5 Years		5 to 10 Years		More than 10 Years		Total Investment Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Average Life in Years	Carrying Value	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government
and Agency securities	$103,936	3.73%	$233,698	4.10%	$—	—	$—	—%	1.02	$337,634	337,634	3.99%
Municipal securities(5)	1,816	4.11	11,915	3.88	29,567	3.88	7,018	4.26	7.42	50,316	50,316	3.94
Asset-backed
securities	12,500	5.75	1,968	7.08	—	—	—	—	.62	14,468	14,468	5.93
Corporate debt
securities	6,233	6.23	767	34.09	—	—	—	—	.70	7,000	7,000	9.28
Bank trust preferred
securities	—	—	—	—	20,917	7.15	70,777	6.98	22.87	91,694	91,694	7.02
Marketable equity securities:
GSE preferred
stock	—	—	—	—	—	—	27,935	6.07	—	27,935	27,935	6.07
Other	—	—	—	—	—	—	951	1.47	—	951	951	1.47
Stock in FHLB of
Chicago(1)(2)	—	—	—	—	—	—	146,407	3.10	—	146,407	146,407	3.10
Mortgage-backed
securities(3):
Available for sale(4)	73,485	4.43	1,045,831	4.73	76,178	4.91	—	—	2.95	1,195,494	1,195,494	4.72
Held to maturity(4)	—	—	212,302	4.66	—	—	—	—	4.09	212,302	205,620	4.66

Total	$197,970	4.20%	$1,506,481	4.63%	$126,662	5.04%	$253,088	4.54%	3.13	$2,084,201	2,077,519	4.60%

(1)	Marketable equity securities and stock in the FHLBC with no stated maturity are included in the “More than 10 Years” category. These securities are excluded in the calculation of average life. Actual repricings and yields of the securities may differ from that reflected in the table depending upon actual interest rates and callable features of those investments.

(2)	The yield reflects the dividend declared for the fourth quarter of 2006.

(3)	Mortgage-backed securities available for sale and held to maturity are categorized for maturity purposes by their individual weighted average lives.

(4)	The yields to maturity of mortgage-backed securities are based upon estimated future cash flow and prepayments. The yields on these securities may differ from that reflected in the table depending upon actual interest rates and prepayment experience.

(5)	The yields exclude any tax equivalent adjustments.

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

        Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, or the GLB Act, significantly reformed various aspects of the financial services business, including, but not limited to: (i) the establishment of a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies; (ii) subjecting banks to the same securities regulation as other providers of securities products; and (iii) prohibiting new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with non-financial entities.

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

Income from our real estate development business may continue to be adversely affected by housing market conditions and other uncertainties.

        Historically, a significant source of our non-interest income for us has been income from our real estate development projects involving the acquisition and development of raw land into residential lots for sale to home builders. We often develop these projects in multiple phases over a period of years and our initial projections regarding the time to completion and development costs involved may prove to be inaccurate. For example, in our Springbank project in Plainfield, Illinois, delays in the approval process, weak housing market conditions and other factors outside our control, have extended the project timeline, increased our development costs and reduced our expected returns on investment over the life of the project. The weakness in new and existing home sales activity that we experienced in 2006, along with softening real estate prices, contributed to significantly lower income from real estate operations in 2006. Without improved housing market conditions, we are likely to continue to experience weaker income from real estate in 2007 and beyond.

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

Item 6. Selected Financial Data

        The following tables set forth certain summary consolidated financial data, performance ratios and other data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See “Item 8. Financial Statements and Supplementary Data.” We also have presented certain Non-GAAP financial information that management believes is helpful to an understanding of our financial results. See “Non-GAAP Financial Information” following these tables for a reconciliation of these items to GAAP measures.

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

        Temporary differences may give rise to deffered tax assets, which are recorded on our balance sheet. We assess the likelihood that deferred tax assets will be realized in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Although the Company has established valuation allowances relating to certain deferred tax assets, there is no guarantee that the tax benefits associated with other deferred tax assets for which no valuation allowance has been established, will be fully realized.

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

Balance Sheet Restructuring

        During the fourth quarter of 2006, we undertook a balance sheet restructuring plan seeking to better position the Bank for current difficult and uncertain interest rate environment. The restructuring has allowed us to reduce pressure on our net interest margin as we reduced the size of our investment portfolio and repaid certain wholesale borrowings, and has enabled us to improve future operating results without increasing interest rate risk. The restructuring plan had a negative impact on 2006 pre-tax earnings of $19.9 million, or $.36 per diluted share on an after-tax basis. We estimate that the restructuring will benefit 2007 pre-tax earnings by approximately $9.8 million, or approximately $.18 per diluted share on an after-tax basis, and that we will have recouped the 2006 restructuring costs through increased net interest income in approximately 2.1 years without considering any potential redeployment of capital in longer-term opportunities.

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

	Year Ended December 31,
	2006			2005			2004			At December 31, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$8,007,644	488,639	6.10%	$7,051,371	$383,879	5.44%	$6,721,514	$343,011	5.10%	$7,780,552	6.36%
Mortgage-backed
securities	1,475,936	67,649	4.58	1,411,558	59,664	4.23	1,008,800	38,802	3.85	1,407,796	4.71
Stock in FHLB of
Chicago	166,343	5,276	3.17	208,734	12,346	5.91	356,435	23,092	6.46	146,407	3.10
Investment securities	521,807	24,060	4.61	438,074	18,077	4.13	358,022	13,233	3.70	529,998	4.73
Interest-bearing deposits
and federal funds sold(1)	146,264	9,576	6.55	83,955	4,690	5.59	106,580	3,035	2.85	132,827	5.88

Total interest-earning
assets	10,317,994	595,200	5.77	9,193,692	478,656	5.21	8,551,351	421,173	4.92	9,997,580	5.99
Non-interest earning
assets	982,407			800,980			707,928			1,122,919

Total assets	$11,300,401			$9,994,672			$9,259,279			$11,120,499

Liabilities and
stockholders' equity:
Deposits	$6,226,306	185,705	2.98	$5,575,696	108,374	1.94	$5,226,301	73,872	1.41	6,413,906	3.47
Borrowed funds	3,194,054	145,359	4.55	2,747,379	103,531	3.77	2,487,727	86,013	3.46	2,773,192	4.71
Junior subordinated
debentures	67,011	4,507	6.73	36,944	1,992	5.39	—	—	—	67,011	6.95

Total interest-bearing
liabilities	9,487,371	335,571	3.54	8,360,019	213,897	2.56	7,714,028	159,885	2.07	9,254,109	3.87
Non-interest
bearing deposits	580,982			494,239			462,961			604,104
Other liabilities	180,064			178,876			157,828			190,141

Total liabilities	10,248,417			9,033,134			8,334,817			10,048,354
Stockholders' equity	1,051,984			961,538			924,462			1,072,145

Liabilities and
stockholders' equity	$11,300,401			$9,994,672			$9,259,279			$11,120,499

Net interest income/
interest rate spread		259,629	2.23%		264,759	2.65%		261,288	2.85%		2.12%

Net earning assets/net
yield on average
interest-earning assets	$830,623		2.52%	$833,673		2.88%	$837,323		3.06%	$743,471

Ratio of interest-earning
assets to interest-
bearing liabilities		108.76%			109.97%			110.85%		108.03%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

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

        During 2006, we recorded additional tax reserves of approximately $4.5 million relating to tax uncertainties (including interest) associated with income earned through the Bank’s REIT subsidiary that invests in real estate loans. Included in this total is $4.0 million of REIT-related reserves recorded in the fourth quarter as a result of state audit activity. As part of its audit of state income tax returns for 1999 to 2001, the Illinois Department of Revenue (“IDR”) issued a proposed adjustment in January 2007 that reflected the disallowance of the REIT dividends paid deduction for the years under examination, and a proposed increase in state income tax of approximately $11.4 million is claimed to be due. We disagree with the IDR proposed adjustment and intend to defend our tax filing positions.

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

        The following tables set forth the scheduled repricing or maturity of the Bank’s assets and liabilities at December 31, 2006 and 2005. The table uses a series of assumptions to disclose the expected cash flows in our various interest sensitive portfolios. Loans held for sale are shown in the less than six months category due to management’s intent, ability and often use of firm forward commitments to sell mortgage loans. In 2006, loans held for sale includes $215.9 million of loans transferred to held for sale as part of our balance sheet restructuring transactions which were subsequently sold in January 2007. Investments and mortgage-backed securities are shown at their average maturity, adjusted for estimated prepayments, and/or expected calls. In 2006, the less than six month category includes $226.0 million and $292.4 million for investments and mortgage-backed securities identified for sale as part of our balance sheet restructuring which were subsequently sold in January 2007. Decay rates for non-maturity deposits are based in internally generated historical information, while FHLBC advances are shown at maturity, adjusted for any put options deemed in the money. Prepayment assumptions on loans receivable are based on internal models developed from our actual prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market expectations.

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

        KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item. See “Report of Independent Registered Public Accounting Firm” on page 61.

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

3. Investment Securities Available for Sale

        Investment securities available for sale are summarized below:

	December 31, 2006				December 31, 2005
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. Government and Agency securities	$338,640	36	(1,042)	337,634	$371,985	75	(6,615)	365,445
Municipal securities	50,195	321	(200)	50,316	23,587	57	(40)	23,604
Asset-backed securities	14,462	13	(7)	14,468	4,680	10	(7)	4,683
Corporate debt securities	6,964	36	—	7,000	6,480	71	—	6,551
Bank trust preferred
securities	91,242	452	—	91,694	61,353	641	(72)	61,922
GSE preferred stock and
other	27,757	1,419	(290)	28,886	12,159	813	(25)	12,947

	$529,260	2,277	(1,539)	529,998	$480,244	1,667	(6,759)	475,152

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

	Aggregate Unrealized Losses on Investment Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government and Agency securities	$25,742	(87)	70,803	(955)	96,545	(1,042)
Municipal securities	14,456	(192)	1,979	(8)	16,435	(200)
Asset-backed securities	—	—	1,968	(7)	1,968	(7)
GSE preferred stock	13,588	(244)	1,960	(46)	15,548	(290)

	$53,786	(523)	76,710	(1,016)	130,496	(1,539)

MAF Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

        The following table discloses the securities in the Company’s investment portfolio that have unrealized losses aggregated by each category of investment as of December 31, 2005:

	Aggregate Unrealized Losses on Investment Securities
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government and Agency securities	$125,135	(1,270)	235,236	(5,345)	360,371	(6,615)
Municipals	2,932	(10)	3,017	(30)	5,949	(40)
Asset-backed securities	—	—	2,592	(7)	2,592	(7)
Bank trust preferred
securities	7,095	(72)	—	—	7,095	(72)
GSE preferred stock	—	—	4,975	(25)	4,975	(25)

	$135,162	(1,352)	245,820	(5,407)	380,982	(6,759)

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

(a)(3) Exhibits

        The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 0-18121) dated December 19, 2000).

3.2	Amended and Restated By-laws of Registrant. (Incorporated herein by reference to Exhibit No. 3 to Registrant's September 30, 2003 Form 10-Q (File No. 0-18121)).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit No. 10. Material Contracts

10.1	Credit Agreement dated as of July 17, 2006, between MAF Bancorp, Inc. and Harris, N.A. (Incorporated herein by reference to Exhibit 10.1 to Registrant's September 30, 2006 Form 10-Q (File No. 0-18121)).

10.2	Mid America Bank, fsb Management Recognition and Retention Plan and Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.4 to Registrant's June 30, 1992 Form 10-K (File No. 0-18121)).*

10.3	MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.2 to Registrant's June 30, 1999 Form 10-Q and to Exhibit A to Registrant's Proxy Statement, dated March 23, 1998 (File No. 0-18121), relating to the 1998 Annual Meeting of Shareholders).*

10.4	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1990 Incentive Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.3 to Registrant's December 31, 2000 Form 10-K (File No. 0-18121)).*

10.5	MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10.4 to Registrant's December 31, 2005 Form 10-K (File No. 0-18121)).*

10.6	Amendment dated June 22, 1999 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.3 to Registrant's June 30, 1999 Form 10-Q (File No. 0-18121)).*

10.7	Amendment dated May 23, 2000 to the MAF Bancorp, Inc. 1993 Amended and Restated Premium Price Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.5 to Registrant's December 31, 2000 Form 10-K (File No. 0-18121)).*

10.8	MAF Bancorp, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit B filed as part of Registrant's Proxy Statement dated March 23, 2001 (File No. 0-18121), relating to the 2001 Annual Meeting of Shareholders).*

10.9	MAF Bancorp, Inc. Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to Registrant's Form S-4/A dated October 14, 2003, Registration No. 333-108742).*

10.10	Form of Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.9 to Registrant's December 31, 2004 Form 10-K (File No. 0-18121)).*

10.11	Form of Incentive Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.10 to Registrant's December 31, 2004 Form 10-K (File No. 0-18121)).*

10.12	Form of Long-Term Incentive Compensation Award Agreement. (Incorporated herein by reference to Exhibit 10.12 to Registrant's December 31, 2005 Form 10-K (File No. 0-18121)).*

10.13	Form of Restricted Stock Unit Award Agreement.*+

10.14	Amended and Restated EFC Bancorp, Inc. 1998 Stock-Based Incentive Plan (Incorporated herein by reference to Appendix A to the EFC Bancorp, Inc. Proxy Statement, dated March 26, 1999, relating to the 1999 Annual Meeting of Shareholders (File No. 1-13605)). *

10.15	Amendment dated November 15, 2005 to the amended and restated EFC Bancorp, Inc. 1998 Stock- Based Incentive Plan. *+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

+	Filed herewith.

10.16	Mid America Federal Savings and Loan Association Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.8 to Registrant's June 30, 1990 Form 10-K (File No. 0-18121)).*

10.17	Amendment dated May 16, 2001 to the Mid America Bank, fsb Deferred Compensation Trust Agreement. (Incorporated herein by reference to Exhibit No. 10.2 to Registrant's June 30, 2001 Form 10-Q (File No. 0-18121)).*

10.18	Mid America Bank, fsb Directors' Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10.10 to Registrant's December 31, 1997 Form 10-K (File No. 0-18121)).*

10.19	Mid America Bank, fsb Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit No. 10.11 to Registrant's December 31, 1997 Form 10-K (File No. 0-18121)).*

10.20	Deferred Compensation Agreement dated January 1, 1999 between St. Francis Bank, F.S.B. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.25 to Registrant's Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.21	Deferred Compensation Agreements dated January 1, 1998, January 1, 1996, January 19, 1994 and November 18, 1987 between St. Francis Capital Corporation, St. Francis Bank, F.S.B., Bank Wisconsin and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.26 to Registrant's Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.22	Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.13 to Registrant's December 31, 1998 Form 10-K (File No. 0-18121)).*

10.23	Amendment dated March 27, 2001 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.1 to Registrant's March 31, 2001 Form 10-Q (File No. 0-18121)).*

10.24	Amendment dated January 24, 2006 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended. *+

10.25	Fidelity Federal Savings Bank Supplemental Retirement Plan, as amended. (Incorporated herein by reference to Exhibit No. 10.33 to Registrant’s Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.26	Form of Employment Agreement, as amended, between MAF Bancorp, Inc. and Allen Koranda, Kenneth Koranda and Jerry Weberling. (Incorporated herein by reference to Exhibit No. 10.29 to Registrant's December 31, 2005 Form 10-K (File No. 0-18121)).*

10.27	Form of Employment Agreement, as amended, between Mid America Bank, fsb and Allen Koranda, Kenneth Koranda and Jerry Weberling. (Incorporated herein by reference to Exhibit No. 10.30 to Registrant's December 31, 2005 Form 10-K (File No. 0-18121)).*

10.28	Form of Special Termination Agreement, as amended, between MAF Bancorp, Inc., and various officers. (Incorporated herein by reference to Exhibit No. 10.31 to Registrant's December 31, 2005 Form 10-K (File No. 0-18121)).*

10.29	Form of Special Termination Agreement, as amended, between Mid America Bank, fsb, and various officers. (Incorporated herein by reference to Exhibit No. 10.32 to Registrant's December 31, 2005 Form 10-K (File No. 0-18121)).*

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

+	Filed herewith.

10.30	Special Termination Agreement between MAF Bancorp, Inc. and Edward A. Karasek (Incorporated herein by reference to Exhibit No. 10.2 to Registrant's September 30, 2006 Form 10-Q (File No. 0-18121)).*

10.31	Special Termination Agreement between Mid America Bank, fsb, and Edward A. Karasek (Incorporated herein by reference to Exhibit No. 10.3 to Registrant's September 30, 2006 Form 10-Q (File No. 0-18121)).*

10.32	Special Termination Agreement between MAF Bancorp, Inc. and James S. Eckel (Incorporated herein by reference to Exhibit No. 10.4 to Registrant's September 30, 2006 Form 10-Q (File No. 0-18121)).*

10.33	Special Termination Agreement between Mid America Bank, fsb, and James S. Eckel (Incorporated herein by reference to Exhibit No. 10.5 to Registrant's September 30, 2006 Form 10-Q (File No. 0-18121)).*

10.34	Employment Agreement between MAF Bancorp, Inc. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.38 to Registrant's Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.35	Employment Agreement between Mid America Bank, fsb and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.39 to Registrant's Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

10.36	Agreement Regarding Post-Employment Restrictive Covenants between MAF Bancorp, Inc. and Thomas R. Perz. (Incorporated herein by reference to Exhibit No. 10.40 to Registrant's Form 10-K for the year ended December 31, 2003 (File No. 0-18121)).*

12.1	Statements re: Computation of ratio of earnings to fixed charges. +

21.1	Subsidiaries of the Registrant.+

23.1	Consent of KPMG LLP.+

24.1	Power of Attorney (Included on Signature Page to Registrant's Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 0-18121)).

31.1	Certification of Chief Executive Officer.+

31.2	Certification of Chief Financial Officer.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

+	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

By:	/s/ Allen H. Koranda
Allen H. Koranda
Chairman of the Board and Chief Executive Officer

March 2, 2007
(Date)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen H. Koranda	March 2, 2007
Allen H. Koranda	(Date)
Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Jerry A. Weberling	March 2, 2007
Jerry A. Weberling	(Date)
Executive Vice President and
Chief Financial Officer and Director (Principal Financial Officer)

/s/ Christine Roberg	March 2, 2007
Christine Roberg	(Date)
First Vice President and Controller
(Principal Accounting Officer)

*	March 2, 2007
Kenneth R. Koranda	(Date)
Vice Chairman of the Board

*	March 2, 2007
Robert J. Bowles, M.D.	(Date)
Director

*	March 2, 2007
David C. Burba	(Date)
Director

*	March 2, 2007
Terry A. Ekl	(Date)
Director

*	March 2, 2007
Leo M. Flanagan	(Date)
Director

*	March 2, 2007
Joe F Hanauer	(Date)
Director

*	March 2, 2007
Babara L. Lamb	(Date)
Director

*	March 2, 2007
Edward W. Mentzer	(Date)
Director

*	March 2, 2007
Thomas R. Perz	(Date)
Director

*	March 2, 2007
Raymond S. Stolarczyk	(Date)
Director

*	March 2, 2007
Lois B. Vasto	(Date)
Director

*	March 2, 2007
Andrew . Zych	(Date)
Director

* Signed pursuant to power of attorney (included as Exhibit 24.1 hereto) on March 2, 2007 by:

/s/ Allen H. Koranda
______________________________
Allen H. Koranda, as attorney-in-fact

EXHIBIT INDEX

Exhibit No. 10.13	Form of Restricted Stock Unit Award Agreement.*+

Exhibit No. 10.15	Amendment dated November 15, 2005 to the amended and restated EFC Bancorp, Inc. 1998 Stock- Based Incentive Plan.*+

Exhibit No. 10.24	Amendment dated January 24, 2006 to the Mid America Bank, fsb Supplemental Executive Retirement Plan, as amended.*+

Exhibit No. 12.1	Statements re: Computation of ratio of earnings to fixed charges.+

Exhibit No. 21.1	Subsidiaries of the Registrant.+

Exhibit No. 23.1	Consent of KPMG LLP.+

Exhibit No. 31.1	Certification of Chief Executive Officer.+

Exhibit No. 31.2	Certification of Chief Financial Officer.+

Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

+	Filed herewith.