Form 10-K/A
period 2006-12-31
MAF BANCORP INC
filed 2007-04-30
CIK 854662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K/A
(Amendment No. 2)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Based upon closing price of the registrant’s common stock as of June 30, 2006, the aggregate market value of the voting stock held by non affiliates of the registrant was $1.3 billion.*

The number of shares of Common Stock outstanding as of February 23, 2007: 32,926,938
_____________
*	Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Except to the extent shares have been allocated to the plan accounts of directors and executive officers, the affiliate holdings do not include shares held in certain employee benefit plans administered by plan committees that include executive officers.

EXPLANATORY NOTE

MAF Bancorp, Inc. (“MAF Bancorp” or the “Company”) is filing this Amendment to Annual Report on Form 10-K for the year ended December 31, 2006 to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14, of Form 10-K. MAF Bancorp had previously reported that certain information to be contained therein would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A. However, MAF Bancorp does not anticipate that its definitive proxy statement will be filed on or prior to April 30, 2007, and according to General Instruction G(3) to Form 10-K, it hereby amends its previously filed Annual Report on Form 10-K, as amended, to include the required information. This Amendment to Annual Report on Form 10-K contains only Items 10, 11, 12, 13 and 14 of Form 10-K, and MAF Bancorp is not amending or supplementing any other information in its previously filed Annual Report on Form 10-K, as amended.

i

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information with Respect to Nominees, Continuing Directors and Others

The table below sets forth the names of nominees, all of whom are currently serving as directors with a term expiring at our 2007 annual meeting of shareholders, continuing directors and “named executive officers” as listed in “Executive Compensation-Summary Compensation Table,” their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a director of the Company, the year in which their terms (and in the case of nominees, their proposed terms) as directors of the Company expire, the number of shares of common stock beneficially owned, the number of shares subject to exercisable options and the percentage ownership for each individual and for all directors and executive officers as a group, as of April 27, 2007. Each member of the Board of Directors of MAF Bancorp also presently serves as a director of the Bank.

Name, Age and Principal Occupation at Present and for the Past Five Years	Director of the Company Since	Shares of Common Stock Beneficially Owned[1]	Currently Exercisable Stock Options[2]	Total Beneficial Ownership	Ownership Percentage[3]

DIRECTORS SERVING UNTIL 2007/ NOMINEES TO SERVE UNTIL 2010

Terry A. Ekl (59)	1995	9,725	15,750	25,475 [12]	*
Partner in the law firm of Connolly, Ekl & Williams, P.C.

Leo M. Flanagan, Jr. (64)	2006	63,330	18,738	82,119 [4,12]	*
Partner in the law firm of Brittain & Ketcham, P.C.
Former Chairman of the Board, EFC Bancorp, Inc.

Thomas R. Perz (62)	2003	211,035	4,500	215,635 [5,12]	*
Managing Director of the Bank from December 2003 to December 2005. Former Chairman of the Board and Chief Executive Officer of St. Francis Capital Corporation.

Lois B. Vasto (73)	1989	17,362	15,750	33,112 [12]	*
Former Senior Vice President/Loan Operations of the Company and the Bank until her retirement in 1997.

Jerry A. Weberling (55)	1998	67,386	231,722	299,262	*
Senior Executive Vice President and Chief Financial Officer of the Company and the Bank.

CONTINUING DIRECTORS SERVING UNTIL 2008

Robert J. Bowles, MD (60)	1989	16,220	2,250	18,470 [12]	*
Chairman of the Board of Physician Associates of Florida, Orlando, Florida, and practicing physician.

David C. Burba (60)	1999	197,807	24,341	222,148 [6,12]	*
Executive Vice President of the Company and the Bank from 1999-2003. Former Chairman of the Board and President, Westco Bancorp, Inc.

Name, Age and Principal Occupation at Present and for the Past Five Years	Director of the Company Since	Shares of Common Stock Beneficially Owned[1]	Currently Exercisable Stock Options[2]	Total Beneficial Ownership	Ownership Percentage[3]

Allen H. Koranda (61)	1989	680,565	417,092	1,098,096 [7]	3.29%
Chairman of the Board and Chief Executive Officer of the Company and the Bank. Mr. Koranda is the brother of Kenneth R. Koranda.

Barbara L. Lamb (52)	2003	2,827	4,500	7,327 [12]	*
Chief Development Officer of Market Liquidity Network, LLC from 1999 to 2001. Senior Vice President and Chief Credit Officer - ABN AMRO, Incorporated from 1995 to 1998.

Edward W. Mentzer (71)	2005	40,110	4,500	44,610 [8,12]	*
President, Advance Fitting Corp., a privately held manufacturing business. Former director of St. Francis Capital Corporation.

CONTINUING DIRECTORS SERVING UNTIL 2009

Joe F. Hanauer (69)	1990	369,830	18,000	387,830 [12]	1.18%
Principal of Combined Investments, L.P. (private investment firm), Chairman and Director of Homestore, Inc. (an internet real estate company), trustee of Calamos Advisors Trust, Calamos Investment Trust and Calamos Convertible Opportunities and Income Fund (registered investment companies), former Chairman of the Board and director of Grubb and Ellis Co. (a real estate firm).

Kenneth R. Koranda (57)	1989	801,345	395,990	1,197,803 [9,12]	3.59%
President and Vice Chairman of the Company and President of the Bank. Mr. Koranda is the brother of Allen H. Koranda.

Raymond S. Stolarczyk (68)	2003	213,895	4,500	218,395 [10,12]	*
Former Chairman of the Board and Chief Executive Officer, Fidelity Bancorp, Inc.

Andrew J. Zych (65)	1996	227,816	18,000	245,816 [11,12]	*
Former Director and Executive Vice President, N.S. Bancorp, Inc.

NAMED EXECUTIVE OFFICERS
(who are not directors)
Jennifer R. Evans (48)	N/A	5,736	85,000	90,741	*
Executive Vice President and General Counsel since June 2004. Prior thereto, partner in the law firm of Vedder, Price, Kaufman & Kammholz, P.C.

James E. Allen (48)	N/A	5,184	100,200	105,169	*
Executive Vice President - Business Banking

Stock Ownership of all Directors and Executive Officers as a Group (24 persons)	—	3,148,800 [13]	2,257,100	5,407,691 [12]	15.37%
_____________
*	Represents less than 1%.

1
“Shares of Common Stock Beneficially Owned” include shares held directly or indirectly, including: (a) shares held in joint tenancy or tenancy in common, and (b) shares allocated to the account of the individual through deferred compensation or other employee benefit plans of the Company or Bank. Totals also include 283 shares for each of the 11 non-employee directors (all except Messrs. A. Koranda, K. Koranda and Weberling) relating to restricted stock units (“RSUs”) that may vest within 60 days of April 27, 2007. Each person whose shares are included herein is deemed to have sole or shared voting and investment power as to the shares reported, except as otherwise indicated.

2
Represents shares subject to stock options granted under incentive or equity compensation plans of the Company or acquired companies and currently exercisable or exercisable within 60 days of April 27, 2007.

3
Based on shares outstanding at April 27, 2007. For purposes of calculating ownership percentages for an individual or the group, those shares of common stock issuable to such individual, or to all directors and executive officers as a group, upon issuance of restricted stock units or exercise of currently exercisable stock options or stock options exercisable within 60 days of April 27, 2007, are deemed to be outstanding.

4	For Mr. Flanagan, includes 1,842 shares held by the law firm in which he is a partner and 3,884 shares held by his wife.
5	For Mr. Perz, includes 3,629 shares held by his wife.
6	For Mr. Burba, includes 1,951 shares held by his wife and 45,912 shares held in trust for which Mr. Burba’s wife is trustee.
7	For Mr. Allen Koranda, includes 118,195 shares held in trust for Mr. Koranda’s children for which Mr. Koranda is trustee.
8	For Mr. Mentzer, includes 11,988 shares held in trust.
9	For Mr. Kenneth Koranda, includes 1,695 shares held by his wife, 143,183 shares held as trustee for Mr. Koranda’s children and 18,000 shares held in a charitable foundation.
10	For Mr. Stolarczyk, includes 105,783 shares held in trust, 3,350 shares held by his wife and 20,409 shares held in trust for which Mr. Stolarczyk’s wife is trustee.
11	For Mr. Zych, includes 29,584 shares held by his wife, 3,200 shares held as trustee for his children and 4,930 shares held as trustee for his grandchildren.
12
Excludes 329 unallocated shares held by the Mid America Bank Management Recognition and Retention Plans and Trusts (the “MRPs”) which shares are reflected in the total stock ownership of directors and executive officers as a group. The voting of such shares is directed by the non-employee directors of the Bank. As a result of this shared voting authority, each non-employee director of the Bank may be deemed to be the beneficial owner of all such shares.

13	Of the total shares shown in the table above an aggregate of 362,655 shares are held in margin accounts with brokerage firms and pledged as collateral for borrowings, if any, that may be outstanding from time to time.

There have been no material changes to the procedures by which security holders may recommend nominee candidates for election  to our board of directors.

CORPORATE GOVERNANCE MATTERS

Meetings of the Board and Committees of the Board

During the year ended December 31, 2006, the Board of Directors of the Company held eight regular meetings and one special meeting. The independent directors of the Board generally meet in executive session, without management present, in connection with each regularly scheduled board meeting. Lois B. Vasto, chairman of the Nominating and Corporate Governance Committee, serves as the lead director of the Board and presides at these sessions in accordance with the corporate governance guidelines adopted by the Board. During the year, all directors of the Company attended at least 75% of the aggregate of number of meetings of the Board and those committees of the Board on which such director served. The Board of Directors of the Company has five standing committees, which are described below.

Audit Committee

The Audit Committee consists of Barbara L. Lamb (Chairman), Edward Mentzer and Raymond S. Stolarczyk, who was appointed to the Audit Committee in July 2006. Barbara L. Lamb has been designated by the Board as the “audit committee financial expert,” as defined by applicable rules of the SEC, based on her educational background in finance and accounting and her professional experience in investment banking where she was actively involved in the evaluation and analysis of financial statements of financial institutions and various other entities. The Audit Committee is responsible for selection of the Company’s independent registered public accounting firm, the oversight of the Company’s accounting, reporting and internal controls practices, and monitoring of legal and regulatory compliance.

The Committee reports to the Board of Directors concerning audit and compliance activities and the results of regulatory examinations and any other related matters affecting the Company and the Bank. The Audit Committee met 14 times during 2006. All members of the Audit Committee meet the independence standards and have the accounting or financial management expertise required for Audit Committee members under the applicable Nasdaq Stock Market listing standards. The Audit Committee charter is available on the Company’s website at www.mafbancorp.com and is attached hereto as Appendix A.

Administrative/Compensation Committee

The Administrative/Compensation Committee consists of Robert J. Bowles (Chairman), Joe F. Hanauer and Lois B. Vasto, who was appointed to the committee in May 2006. Each member of the committee is independent under the rules of the Nasdaq Stock Market. This committee is responsible for administering various benefit and compensation plans and for reviewing and making recommendations to the Board concerning compensation programs applicable to the Company’s executive officers and directors. The committee also has responsibility for conducting the annual performance review and determining the compensation of the Company’s chief executive officer and approving the compensation for all other executive officers. As part of the Company’s ongoing management succession planning process, the committee annually reviews the roles, structure and depth of the senior management team. The Administrative/Compensation Committee met six times during 2006. The committee charter is available on the Company’s website at www.mafbancorp.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Lois B. Vasto (Chairman), Robert J. Bowles and Joe F. Hanauer, who was appointed to the committee in May 2006. Each member of the committee is independent under the rules of the Nasdaq Stock Market. This committee makes recommendations to the Board regarding the size and composition of the Board and recommends to the Board of Directors the nominees to stand for election at the Company’s annual meeting of shareholders. The committee is also responsible for taking a leadership role in the oversight of the Company’s corporate governance policies and management succession planning. The Nominating and Corporate Governance Committee charter is available on the Company’s website at www.mafbancorp.com. The Nominating and Corporate Governance Committee met six times during 2006.

Executive Committee

The Executive Committee consists of Allen H. Koranda (Chairman), Robert J. Bowles, Joe F. Hanauer, Kenneth R. Koranda and Lois B. Vasto. This committee meets only as needed. The Executive Committee has the power to exercise most of the powers of the Board of Directors in the intervals between meetings of the Board. The Executive Committee met one time in 2006.

Asset/Liability Management Committee

The Asset/Liability Management Committee consists of Jerry A. Weberling (Chairman), Robert J. Bowles, Joe F. Hanauer, Allen H. Koranda, Kenneth R. Koranda and Thomas R. Perz. The Committee’s function is to assist the Board of Directors in monitoring and overseeing the Company’s interest rate risk and credit risk exposure. This committee is also responsible for implementation of the Company’s overall asset/liability management and credit policies and for overseeing and making recommendations to the Board concerning other financial areas of the business, including financing transactions, capital utilization and dividend policy. The Asset/Liability Management Committee met eight times in 2006.

Code of Ethics

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires the Company’s directors and executive officers, and certain persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, all required Section 16(a) reports during the year ended December 31, 2006 were timely filed except for one filing each for Allen Koranda, Kenneth Koranda, Jennifer Evans and James Allen.

ITEM 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section provides information regarding the compensation programs for our executive officers. References to “we” and “our” mean the Company.

The Board has delegated to the Administrative/Compensation Committee (the “Compensation Committee” or “Committee”) the responsibility for establishing the compensation for the five named executive officers who are identified in the Summary Compensation Table, in addition to the other executive officers. Under the Compensation Committee charter, the Committee is responsible for assuring that executive compensation is consistent with the compensation philosophy, competitive practices, the performance of the Company, and the requirements of appropriate regulatory agencies. Directors who do not sit on the Committee assist in executive compensation matters by participating in the review and discussion of committee actions and approval of certain committee recommendations. The Board has sought to ensure that the Committee is effective in carrying out its responsibilities by periodically rotating new members onto the Committee. Both Joe F. Hanauer and Lois B. Vasto were new members of the Committee in 2006.

Executive officers’ compensation has consisted principally of salary, annual cash incentive awards, long-term cash incentive awards, equity incentive awards and participation in the Company’s deferred compensation plan and supplemental executive retirement plan. In addition, executive officers receive various limited perquisites customary for their positions and are each party to either an employment agreement or a change-in-control agreement providing certain severance benefits. Executives also participate in the Company’s various employee benefit plans generally under the same terms as are applicable to all employees.

 Objectives of Compensation Program

The goal of our executive officer compensation program is to align the interests of our executive officers with the interests of our shareholders. A significant portion of the value of our executives’ total compensation is at risk in order to motivate them to take actions that will favorably impact the Company’s profitability, as well as long-term shareholder value. Our compensation program is also intended to offer competitive pay packages in order for us to retain our executive talent and to attract talented executives in the future. While balancing other interests of the Company, we work to accomplish these goals in the following manner:

•	keeping executives’ base salaries, the fixed pay component of our compensation program, at or near what we believe to be low competitive levels in order to avoid the burden of high fixed costs;
•	linking a portion of annual cash compensation to the achievement of targeted financial goals, such as earnings per share, or EPS, as well as individual performance goals;
•	linking a portion of executives’ cash compensation opportunity to the future appreciation in the value of our common stock relative to a market index;
•	including a significant component of equity-based pay in the compensation program, in the form of stock option awards or restricted stock grants;
•	providing customary and reasonable retirement programs that are reflective of executives’ compensation levels, service period, responsibilities and success;
•
offering severance and change-in-control benefits to executives in order to minimize the disruptions associated with job security issues that may arise in an acquisition and keep executives focused on optimizing shareholder value and successfully executing strategic decisions;

•	limiting negative accounting or tax consequences in the design of compensation programs; and
•	providing adequate certainty to executives for reasonable earnings expectations through consistent administration of our compensation program.

The variable pay aspects of the executive compensation program are designed to reward executives with higher pay when annual financial performance exceeds expectations and when long-term stock price performance is superior. This is consistent with our view that executives should be rewarded when our shareholders benefit from investing in the Company.

We believe each compensation element is important in achieving our stated goals for the program, which in turn reflect the Board’s goals for the Company. Annual bonuses typically are paid in amounts that are dependent on EPS performance relative to targeted goals set at the beginning of each year.  We set the target to reflect the Company’s expected profitability if the annual business plan is well executed by the management team. Long-term bonuses are paid based on stock-price performance relative to an index over a three-year period, intended to reward executives for decisions and actions contributing to sustainable stock price appreciation. Equity awards, in the form of stock options or restricted stock subject to long term vesting schedules, serve to retain executives and keep a portion of executives’ compensation tied to the long-term value created in the Company. We believe retirement benefits are an important component because of the value executives place on tax deferral opportunities to help them achieve financial security in retirement. Severance and change-in-control agreements help assure that we can retain continuity in management in the midst of potentially disruptive events like significant changes in strategic direction or a sale of the Company without our executives being unduly distracted by the personal impact of major decisions we make in the best interest of the organization.  We consider these agreements a critical part of our executive package given our position as a mid-sized bank in a rapidly consolidating industry.

Committee Process

Year-end Review. Each year, our Compensation Committee undertakes a complete review of executive compensation in meetings held in December and January. Among other things, this includes a review and assessment of the following:

•
a written summary of the CEO’s view of the Company’s executive compensation philosophy, which allows the Committee to confirm whether management’s views are consistent with the committee’s objectives for the executive compensation program in light of the Company’s current strategic plans and direction;

•
individual “tally sheets” which summarize all compensation elements and perquisites for each of the Company’s executive officers, including estimated payouts of cash incentives and proposed equity grants;

•	Company financial and operating performance as well as the CEO’s assessment of individual executive performance for the year, and the Committee’s review of the performance of the CEO;

•
the terms underlying each component of the executive compensation program for the past year and whether the programs, individually and in combination, remain consistent with our philosophy and objectives, are effective to promote our strategic goals and are in line with evolving executive compensation practices;

•	charts and graphs depicting trends in the payment amounts and values of each component of our executive compensation program;

•	compensation amounts for the named executive officers compared to a peer group of companies;

•	the estimated costs associated with executive and senior officer change-in-control payments in various scenarios and whether such costs, individually and in the aggregate, are reasonable; and

•	the terms of employment and change-in-control agreements and whether such agreements should be extended for an additional year.

Peer Group Review. The Committee uses peer group information as a general check to confirm that the compensation levels of named executive officers are not measurably out of line (high or low) with peers. For 2006, we derived peer group data from the following 30 banks and thrifts:

Amcore Financial, Inc.	Hudson City Bancorp, Inc.
BancorpSouth, Inc.	MB Financial, Inc.
BankAtlantic Bancorp, Inc.	Mercantile Bancshares Corp.
BankUnited Financial Corp.	NewAlliance Bancshares, Inc.
BOK Financial Corp.	New York Community Bank
Capital Federal Financial	Old National Bancorp
Citizens Banking Corp.	People’s Bank
City National Corp.	Sky Financial Group, Inc.
Commerce Bancshares, Inc.	South Financial Group, Inc.
Corus Bancshares, Inc.	Sterling Financial Corp.
Downey Financial Corp.	TCF Financial Corp.
First Fed Financial Corp.	Valley National Bancorp
First Merit Corp.	Washington Federal
First Midwest Bancorp, Inc.	Webster Financial Corp.
Fulton Financial Corp.	Wintrust Financial Corp.

This is the same peer group we used in 2005 except we eliminated four institutions that have been acquired.

To do the peer group comparison, we obtained information on the compensation for the five highest paid executives for these companies (and for MAF Bancorp) for 2005 from the SNL Executive Compensation Review 2006, a compilation of prior year proxy disclosures. The total assets at year end and return on equity of the peer group and the Company for 2005 were as follows:

	Total Assets	Return on Equity
Peer Group Average	$12.0 billion	13.12%
Peer Group Median	$10.8 billion	12.37
MAF Bancorp	$10.5 billion	10.75

The Committee considered the comparison of compensation totals shown in SNL Executive Review 2006 (including “Annual Compensation,” “Total Compensation” and “Option-Adjusted Total Compensation”) for each of our named executive officers to those paid to the top five officers of companies in the peer group. In each case, the compensation amounts for our named executive officers were less than the averages for the peer group. The Committee does not use peer group information to benchmark the level at which any component of executive compensation should be set but rather as one means of assessing the appropriateness its compensation program.

Role of Compensation Consultants. During the course of the past two years, the Committee has consulted with Watson Wyatt on various aspects of our compensation programs, including:

•	advice on the reasonableness of the design and amounts of our overall executive compensation program compared to prevailing “best practices”;

•	trends in equity-based compensation;

•	the scope and design of total compensation “tally sheets”;

•	the appropriateness of our selected peer group;

•	use and prevalence of individual goals and multiple financial metrics in annual cash incentive plans; and

•	employment and change-in-control agreements, provisions and costs.

The Company has not used the services of Watson Wyatt for any other services during this time. Neither the Company nor the Committee has any contractual arrangement with a compensation consultant who has a role in determining the amount or form of executive officer compensation. The Committee has used the assistance of the CEO and other named executive officers to identify qualified consultant candidates, but the Committee was ultimately responsible for selecting and engaging its compensation consultant, and the consultant has reported directly to the Committee.

Role of CEO. The Committee seeks the advice and recommendations of our CEO, Allen H. Koranda, in reviewing all aspects of executive compensation, other than issues that relate specifically to his own compensation. We believe this is helpful and appropriate to give the Committee needed insights regarding the contribution of individual executives and the CEO’s views on effective tools to motivate and reward his management team. From time to time, the Committee also seeks the advice and consultation of other executive officers and legal counsel who are well versed in the structure of the various executive compensation programs, including tax and accounting implications.

Base Salaries

Determination of Base Salaries. We generally review base salaries each December and adjust them based on individual performance and responsibility levels. Tenure with the Company, Company performance and external factors may also impact our decisions on base salary amounts and increases. For instance, in December 2006, we did not increase the base salaries for 10 of the 13 executive officers (including all of the named executive officers other than Mr. Allen) because of the difficult operating environment facing the Company and our desire to contain operating costs.

Although we do not formally benchmark base salary amounts for named executive officers and other executive officers to selected competitors or peer group averages, we believe the base salaries for the named executive officers are below competitive norms based on studies available from compensation consultants and historical proxy statement information of peers. Our philosophy is to keep fixed costs low and heavily weight the compensation package with performance-based pay.

Limited Disparity Among Executive Salaries. We historically have maintained a relatively tight band in base salary amounts among executives and generally implement salary adjustments on a consistent basis for the group. This reflects our belief that the executive officers have been successful as a team in leading the Company and that consistency in salary adjustments helps solidify our philosophy of motivating and rewarding executives as a team.

For a number of years, we have maintained equal base salaries for the CEO, Allen H. Koranda and the President, Kenneth R. Koranda. The CEO and the President serve important top management roles over different business units of the Company’s operations and work closely together in executing the Company’s business strategy. The two executives have led the Company’s growth together throughout its history as a public company and the compensation structure is intended to recognize the shared leadership that has served us well over a number of years.

2006 Salaries. To establish executives’ base salaries for 2006, the Committee met in December 2005 and reviewed the recommendations received from the Chief Executive Officer. The targeted salary increase in 2006 salaries for the executive group was approximately 3.0%. At its meeting in January 2006, the Committee adjusted the base salaries for each of Messrs. A. Koranda and K. Koranda by an additional $11,500 when we decided to discontinue reimbursing these executives for the cost of their country club memberships, a customary perquisite for executives in their positions. We believe including these amounts in the annual cash compensation component is preferable in order to give shareholders better information regarding the fixed-pay elements of our compensation program. Base salaries for the named executive officers are summarized below:

			2005 vs 2006
	2005	2006	% Increase
Allen H. Koranda[1]	$446,000	$461,500	3.5%
Kenneth R. Koranda[1]	446,000	461,500	3.5
Jerry A. Weberling[1]	316,000	325,000	2.8
Jennifer R. Evans	260,000	268,000	3.1
James E. Allen	210,000	225,000	7.1
_______________________
[1]
Includes all amounts paid to these individuals for service as directors during 2005 and 2006 as part of base compensation. During 2006, base salaries for these individuals were adjusted to include these amounts and we no longer pay separate amounts in lieu of directors’ fees.

Mr. Allen received a greater base salary increase for 2006 than other executives to more appropriately align this element of his compensation with his experience and tenure with the Company and the increasing importance to the Company’s strategic plan of our growing Business Banking unit. At its meeting in December 2006, the Committee determined to make no base salary adjustments for the individuals shown in the table above, other than Mr. Allen whose base salary for 2007 was increased to $235,000.

Incentive Compensation - Summary

General. Our annual cash bonus program, the long-term cash incentive program and the equity award program are the three components that comprise the incentive, or performance-based, portion of our program and the amounts payable under these programs are variable depending on Company and individual performance. Base salary comprises the non-performance based, or fixed, portion of our overall executive compensation program. While the two executive retirement programs we offer to executives (SERP and deferred compensation plan) are not considered performance-based, we generally do not include benefits accruing under these two programs in our overall analysis of fixed v. incentive compensation. Instead, we believe these programs should be separately analyzed for the reasonableness of the level of retirement benefits and reviewed as an element of the total compensation package.

The following table sets forth a breakdown of named executive officers’ fixed and incentive compensation opportunities for 2006, expressed as a percentage of 2006 year-end base salary (except as otherwise indicated) and shown at the “target” level of performance. As explained in the detailed discussion of each incentive compensation program below, executives may earn incentives that are above or below the “target” performance level.

	As a Percentage of Base Salary
	Target Annual Cash Incentive	Target Long-Term Cash Incentive [1]	Long-Term Equity Incentive	Total Incentives
Allen H. Koranda	60%	30%	80%	170%
Kenneth R. Koranda	60	30	80	170
Jerry A. Weberling	50	25	81	156
Jennifer R. Evans	50	25	82	157
James E. Allen	50	25	83	158
______________________
[1]	Based on 2005 base salary

Total Compensation: Fixed v. Incentive. At the target level of performance, approximately 60% of named executive officers compensation opportunities for 2006 were incentive-based. This reflects our desire to align the interests of shareholders and executives with respect to EPS, risk management and stock price. In 2006, when earnings and long-term stock price performance lagged, incentives paid to the named executive officers were reduced.

Total Incentive Compensation: Annual v. Long-Term. At the target level of performance, 65-68% of named executive officers’ total incentive compensation opportunities for 2006 were long-term in nature. This serves us well from a retention standpoint and is also consistent with our view, and the Board’s view, that while short-term earnings results are important, executives should not be managing the Company primarily to meet the next quarter’s earnings goals. Instead, they should be motivated to take actions that are in the best long-term interests of the Company.

Total Incentive Compensation: Cash v. Equity. At the target level of performance, about half of the named executive officers’ incentive compensation opportunities for 2006 are equity-based. We believe this approximate split between cash and equity allows executives to reap current benefits from their performance while encouraging a longer-term commitment to the Company that is achieved through vesting of equity awards and our executive stock ownership requirements.

Incentive Compensation - Annual Cash Incentives

General. Annual cash incentive bonuses are designed to reward executives if the results of both their collective and individual efforts are translated into achieving financial goals, within the confines of certain safety and soundness standards that must also be satisfied. At our meetings in December and January of each year, we review the payment of annual cash bonuses based on the actual results for the year compared to what we targeted for these financial results at the beginning of the year. This is more fully discussed below. Additionally, we decide on the performance criteria under which annual cash incentive bonuses will be awarded for the following year.

Annual cash incentive bonuses are not guaranteed under any employment agreement we have with an executive officer. Under the employment agreements and change-in-control agreements we have entered into with executive officers, however, severance payments and payments made in connection with terminations following a change in control are now determined in part by reference to executives’ target bonus payments (see chart below) rather than actual bonus payments. See “Employment Agreements” and “Change in Control Benefits.”

Financial Goal. We believe that EPS best measures the success of the Company’s current operating strategies and business plan, so for a number of years we have used this financial metric as the basis for determining annual cash incentive bonuses. Our goal is to motivate executives, through cash incentive compensation, to enhance EPS results within the confines of our acceptable risk tolerances and certain safety and soundness standards.

To the extent desired EPS results are not met, executives’ annual incentive bonus opportunities are diminished. However, we also are of the view that executives should have the opportunity to earn some portion of the annual bonus amount regardless of whether EPS goals are attained since annual financial performance can be greatly influenced by market forces difficult to forecast with certainty and beyond management’s control. To recognize and reward individual performance, we set individual goals at the beginning of the year that are intended to reflect the desired contribution of that executive toward accomplishing Company business plans and strategies, and we measure an executive’s annual performance relative to achievement of these goals.

We determine the targeted EPS goal at the beginning of each year and it generally is set at or near the budgeted EPS results for the year. The final budgeted results are determined over the course of a number of months and involve input and analysis from all executive officers and their direct reports. These results are then presented to the Committee and to the Board for purposes of setting the EPS goal for incentive purposes as well as for the Board to use in assessing the prospects for the Company and its business strategies during the coming year. We discuss this EPS goal at the Board level, and the Committee is able to receive feedback from other board members before setting a final targeted EPS goal.

In some years, the budgeted EPS results may indicate a substantial EPS growth rate over the actual results for the prior year. In other years, the budgeted EPS results may indicate little or no anticipated growth in EPS. We think the beginning of year budget represents our best estimate of what the Company can reasonably achieve within our risk management framework and do not want to encourage executives to take undue risk that may harm our business over the longer-term.

Discretionary Adjustments. Our board retains the discretion to adjust actual EPS targets to take into account unusual or unanticipated events for purposes of comparing achieved EPS results to EPS goals. Although such adjustments are not customary or common, we made adjustments in 2006, as more fully discussed below, as a result of our decision to implement our balance sheet restructuring plan at the end of the year.

Safety and Soundness Standards. In order for annual cash incentive bonuses to be paid, we have traditionally required that four safety and soundness standards be met. These include: (a) a minimum 5% Bank tangible capital ratio; (b) a minimum 10% Bank risk-based capital ratio; (c) a maximum 1.5% non-performing assets to total assets ratio; and (d) a one-year cumulative interest sensitivity gap within the range of plus or minus 15%. We think that incorporating these risk management measures into the incentive program is important to avoid situations where the long-term interests of the Company could be sacrificed in an effort to achieve short-term results. In 2006, all of the safety soundness standards were satisfied.

2006 EPS Goal and Bonus Opportunities. We determine annual cash incentives based on an executive’s base salary, classification into a bonus tier and the Company’s EPS performance relative to goals established at the beginning of the year. For 2006, we classified executives into two different bonus pools, based on their position within the Company. The bonus opportunities for the two tiers, based on incrementally increasing EPS results were as follows:

2006 Annual Bonus Opportunities
(% of base salary)

Performance Level	2006 EPS Goals	Tier 1	Tier 2
Threshold	$2.86	30.0%	25.0%
Target	3.18	60.0%	50.0%
Superior	3.66	105.0%	87.5%

For 2006, Messrs. A. Koranda and K. Koranda participated in Tier 1 of the bonus pool. Mr. Weberling, Ms. Evans, Mr. Allen and the other executive officers participated in Tier 2. The relatively tight band of bonus opportunity percentages among executive officers is consistent with our previously-stated philosophy that the executive officers working together as a group drive the Company’s performance and there should not be a wide disparity of compensation, whether fixed or performance-based, between the executives. The actual annual incentive bonuses paid for 2006 are shown in the table below.

Individual Goals. For 2006, we incorporated individual performance goals into the annual cash incentive program. Bonus amounts payable above the threshold EPS goal could be reduced by up to 50% if individual goals established for the year were not adequately achieved. In the event the threshold EPS level for payouts under the cash incentive program was not attained, executives were eligible to receive cash incentive pay in an amount up to one-half of the opportunity the executive had at the “threshold” level of performance (15.0% and 12.5% of base salary for Tiers 1 and 2, respectively), based on the Committee’s assessment of the extent to which an executive’s individual goals had been adequately achieved. The Committee bases its assessment on the recommendation of a management committee (comprised of the CEO, President and CFO) for each executive officer other than the CEO and President.

 2006 Annual Incentive Bonuses. For 2006, our diluted EPS equaled $2.51 per share. This represented a performance level below the “threshold” level. Under the original EPS goals, this would have resulted in the payment of no annual incentive bonuses to executives except for limited bonuses based on achievement of individual goals, as described above. However, in reviewing the results for the year, and upon the recommendation of the CEO and approval of the Committee, we adjusted actual EPS results for purposes of determining annual incentive bonuses, to exclude the impact of balance sheet restructuring charges of $.36 per diluted share, and certain tax and other charges of $.11 per share, both of which were recorded in the fourth quarter of 2006. These charges were special, non-recurring items. We made these adjustments because the restructuring plan recommended by management and considered to be in the long-term best interests of shareholders, had not been anticipated at the beginning of the year and because the tax developments were unforeseen. Excluding these two items, adjusted EPS results totaled $2.98 per share, representing performance between the Threshold and Target level. The resulting bonus payments to the named executive officers were as follows:

	IncentiveBonus($2.98/share) [1]	Other Bonus	Individual Goal Adjustment	Total Incentive Bonus	% of 12/31/06 Salary
Allen H. Koranda	$189,820	-	$(9,230)	$180,590	39%
Kenneth R. Koranda	189,820	-	(9,230)	180,590	39
Jerry A. Weberling	111,400	-	(6,500)	104,900	32
Jennifer R. Evans	91,860	-	-	91,860	34
James E. Allen	77,120	17,687	-	94,807	42
____________________
[1]
Represents the resulting bonuses that would have been paid based on the EPS performance goals established at the beginning of the year, using $2.98 per share as the achieved EPS for 2006 instead of actual EPS of $2.51, and using base salaries in effect at the end of the year instead of base salaries in effect at the beginning of the year.

 The other bonus shown in the table above for Mr. Allen reflects a discretionary adjustment to his incentive bonus, made on the recommendation of the CEO, President and CFO to recognize the considerable success he achieved during 2006 in growing the Company’s Business Banking division.

The total bonus amounts shown above for each executive officer are reflected as discretionary bonuses in the “Bonus” column of the Summary Compensation Table due to the adjustments we made to the financial performance goals established at the beginning of the year.

Incentive Compensation - Long-Term Cash Incentives

General. We have designed our long-term cash incentive program to reward executives based on our stock price performance. If the stock price performance is not equal to or greater than at least half of the companies in the S&P 500 Index, there are no long-term cash incentives paid. Payouts under this program are strictly formulaic and we do not make any discretionary adjustments, although we may redesign the structure of future awards as we deem appropriate. We believe executives should have a portion of their compensation package tied to the achievement of increases in shareholder value. The best measure of growth in shareholder value is stock price increases over the long term.

We use performance unit awards to provide long-term cash incentives.. The number of performance unit awards granted to an executive is a function of his or her salary and classification into one of three tiers. The value of the performance units is based solely on the total return on our common stock over a three-year period. This is explained more fully below. The three-year performance period also serves us well in our objective to retain quality executives through the design of our compensation program by requiring continued service over the performance period to earn the payout.

Long-term incentive bonuses are not guaranteed under any employment agreement we have with an executive officer. Additionally, they do not affect the amount of any severance payment made under any employment agreement or change-in-control agreement.

Measuring Stock Performance. At the end of each year, a three-year performance period ends and at that time, we compare the stock price performance of the Company (including reinvested dividends) with companies included in the S&P 500 Index. In order for the performance units to be worth their targeted value, our stock’s total return must be in the 60th percentile of the S&P 500 Index (target performance) at the end of the three-year measurement period. If the total return ranks us in the 50th percentile of the S&P 500 Index, the performance units will be worth 50% of their targeted value, while performance in the 90th percentile of the S&P 500 Index will result in the performance units being worth 200% of their targeted value.

If our total stock return does not rank at least in the 50th percentile of the S&P 500 Index for the three-year measurement period, or if the total return does not exceed a minimum total return level for the three-year period, the performance units will have no value. For the past few years, we have been using 15% for this hurdle rate.

We use the S&P 500 Index because we believe it represents a reasonable proxy for an alternative investment for our shareholders. If we perform better than the general stock market (as represented by this index), where shareholders could otherwise invest their MAF Bancorp investment dollars, executives should benefit through a long-term bonus payment.

Value of Performance Units. The matrix below sets forth the potential value of performance units awarded, based on: (a) a participant’s base salary in the year prior to the year in which the performance period began; (b) a participant’s classification into one of three tiers; and (c) the percentile total return performance ranking of MAF Bancorp at the end of the three-year measurement period relative to the 500 companies included in the S&P 500 Index. Although there have been occasions in which we have moved executives from one tier to another, the long-term cash incentive opportunities of a given tier, as expressed in the table below, and the performance measurement methodology, have stayed the same for a number of years.

Value of Performance Units

	Tier 1			Tier 2			Tier 3
	Threshold (50th )	Target (60th)	Superior (90th)	Threshold (50th )	Target (60th)	Superior (90th)	Threshold (50th)	Target (60th)	Superior (90th)
Base Salary
$150,000	$22,500	$45,000	$90,000	$18,750	$37,500	$75,000	$16,875	$33,750	$67,500
$250,000	37,500	75,000	150,000	31,250	62,500	125,000	28,125	56,250	112,500
$350,000	52,500	105,000	210,000	43,750	87,500	175,000	39,375	78,750	157,500
$450,000	67,500	135,000	270,000	56,250	112,500	225,000	50,625	101,250	202,500
$550,000	82,500	165,000	330,000	68,750	137,500	275,000	61,875	123,750	247,500

Long-Term Cash Incentives - Performance Period Ended 12/31/06. For the three-year performance period that ended on December 31, 2006, Messrs. A. Koranda and K. Koranda were classified in Tier 1, Mr. Weberling was classified in Tier 2 and Ms. Evans and Mr. Allen were classified in Tier 3 along with the other executive officers. The total return on our common stock for this three-year performance period was 13.7%, ranking us in the 22nd percentile when compared to companies in the S&P 500 Index. As a result, for the three-year performance period ended on December 31, 2006, there were no long-term incentive payouts.

Long-Term Cash Incentives - Performance Period Ending 12/31/08. At the Committee’s January 2006 meeting, we granted performance units to executive officers for the performance period that began on January 1, 2006 and ends on December 31, 2008. The structure of these awards is similar to that shown in the table above and to the structure of the units granted in 2005 for the performance period ending on December 31, 2007. Beginning with the 2006 grants, however, all executives were moved into Tier 2, with the exception of Messrs. A. Koranda and K. Koranda who remain in Tier 1.

Incentive Compensation - Long-Term Equity Incentives

General. We believe it is in the best interests of shareholders to have a significant portion of executives’ compensation comprised of stock-based compensation in order to closely align executives’ interests with those of shareholders. In contrast to other components of our executive compensation program, the determination of equity compensation amounts has historically been a discretionary process that takes into account a number of factors, but is not formulaic. We have generally awarded stock-based compensation to executives in the form of stock options. Beginning in 2006, however, we changed this approach and began granting equity compensation in the form of restricted stock units, or RSUs.

This change to RSUs from stock options follows a recent trend among public companies, which is rooted, at least in part, in the new stock option expensing rules that we adopted in 2006 that eliminated the favorable accounting treatment for compensation in the form of stock options. RSUs allow us to deliver the desired level of equity compensation with the use of fewer shares reserved for issuance under our Incentive Compensation Plan. We believe RSUs are an effective compensation tool in delivering equity value to executives and balance well with other performance-based aspects of our compensation program. Because the true value of the RSU award cannot be enjoyed by the executive until the underlying shares are delivered on the future vesting dates, RSUs provide an incentive for executives to keep focused on achieving long-term value for our shareholders and serve as a retention tool.

Long-term equity incentive compensation is not guaranteed under any employment agreement we have with an executive officer. Additionally, it does not affect the amount of any severance payments made under any employment agreements or change-in-control agreement with an executive officer.

Determining RSU Grants. At its December 2006 meeting, the Committee reviewed the recommendations made by the CEO as to the number of RSUs to be granted to each executive. Based on a stock price of $44.58 (equal to the average of the high and low sale prices on December 19, 2006, the date of our meeting), the RSUs we granted to executives had a value equal to approximately 80% to 95% of year-end 2006 base salary for the 13 executives, with a median value of 81%. The number of RSUs granted to the named executive officers and their value on the grant date is shown in the following table:

	RSUs Granted	Value ($)	(% of 12/31/06 Base) Value
Allen H. Koranda	8,300	$370,014	80%
Kenneth R. Koranda	8,300	370,014	80
Jerry A. Weberling	5,900	263,022	81
Jennifer R. Evans	4,900	218,442	82
James E. Allen	4,200	187,236	83

The grant date value of RSU awards is reflected as compensation expense in our financial statements ratably over the five-year vesting period of the awards. Only that portion of the RSU value shown above the amount we expensed during 2006 is reflected in the “Stock Awards” column of the Summary Compensation Table.

One of the underpinnings of the Company’s executive compensation philosophy is that the executives are all important parts of a team and there are certain inherent advantages of treating team members largely the same. For this reason, the Committee has generally granted equity awards in the same amounts for similarly-ranking officers.

We do not generally consider the current value of past equity compensation awards in determining the amount of current equity award grants. We do review the value of outstanding stock options and RSUs as part of our annual review of executive officer tally sheets in evaluating the overall effectiveness of our compensation program. Equity compensation, and the attendant potential for long-term equity appreciation, is an important component of our overall annual compensation package designed to encourage our management team to make decisions in the long-term best interests of our shareholders. We intend for equity award recipients to benefit when the Company’s share price increases to reward them for their contribution to the Company’s success.

Vesting and Other Terms. The RSUs granted to executives in December 2006 vest ratably over a five-year period, subject to acceleration in certain events. Time-based restricted stock offers an incentive to executives to take actions that will improve the Company stock price over the long-term, thinking and acting like owners. Since the executive must continue to be employed with the Company to actually receive the shares, RSUs help achieve the desired goal of retaining the executive team. We have not established performance-based vesting for RSU awards because we think a more certain share ownership potential is a valuable incentive and do not want all elements of the compensation package to be at risk based on the same or similar financial performance drivers. Time-vested restricted stock is also important in keeping an executive motivated, in circumstances when performance results affecting individual merit-based pay may be beyond any particular individual executive’s control.

For the 2006 grants of RSUs, we also chose to grant dividend rights with the RSU grants whereby executives will receive quarterly dividend payments at the same rate and time as dividends are paid on our common stock.

Stock Option Grant Practices. We did not grant any stock options in 2006 for the reasons set forth above, and do not anticipate granting options in the near future. In recent years, we granted stock options generally in December of each year in connection with our annual review of executive compensation. Meetings of our Committee in December of each year have historically been held on the same date as Board meetings, which are scheduled at the beginning of each year. We have also occasionally granted stock options at other times during the year, including at the time of our annual meeting with respect to grants of stock options to directors. The grant date of options has generally been the date the Committee takes action to approve the grants, except in cases where the approval relates to grants to be made to new hires who have not yet started work, in which case the grant date is the future date of hire. We do not have a program, plan or practice to time stock option grants to executives in coordination with the release of material non-public information.

Under our plans, we use the average of the high and low trading prices of our common stock on the grant date to measure fair market value, which is how we set the exercise price of stock options. Stock options always have ten-year terms but vesting terms have varied.

Executive Retirement Benefits - Supplemental Executive Retirement Plan

General. Executive officers, along with certain other corporate officers, participate in a supplemental executive retirement plan (“SERP”). Executive officer participants in the SERP have had their annual qualified retirement benefits capped due to IRS limitations. As a result, it is common to provide a supplemental retirement plan for executives to make up for these lost benefits and provide additional retirement benefits. We believe a plan that provides for supplemental retirement benefits for executives is necessary from a competitive standpoint, and in our case, serves as an effective retention tool as benefits under the plan increase through service years, age and salary increases.

Plan Benefits. The annual retirement plan benefit under the SERP is calculated by multiplying 2% of final average salary (defined as the average annual salary over the past five calendar years) times the years of service after 1994 (when the plan was established), or such later date that a participant enters the plan (“Years of Service”). In most cases, participants qualify to receive a credit of up to ten additional Years of Service in the event of a change in control transaction, although credited Years of Service may not exceed 20 years or, if lesser, the number of Years of Service assuming employment until age 68. Because of these limitations, most executives would only receive eight additional years of credited service if a change in control transaction occurred during 2007 because they already have accrued 12 Years of Service in the SERP. In January 2006, we amended the SERP to eliminate the automatic crediting of additional Years of Service in the event of a change in control for any participants first entering the plan after December 31, 2005.

The maximum annual retirement benefit is equal to 40% of final average salary. While the structure of this plan is different than a customary “excess benefits” SERP plan that restores the actual amount of lost qualified plan benefits (due to tax limitations), we believe the benefit formula is reasonable. The benefit formula provides a maximum annual benefit equal to 40% of base salary only. Based on the CEO’s target annual bonus (60% of salary), target long-term bonus (30% of salary) and equity award value (80% of salary for 2006), the annual SERP benefit, when fully earned at 40% of salary, would represent only 15% of the CEO’s aggregate annual target compensation package. For other named executives, the percentage would be approximately 16%.

In the event of a change in control, a SERP participant’s benefit is determined based on the annuity he would be entitled to receive for his lifetime, determined on the first date he would satisfy the retirement definition in the plan. Such annuity amount, which disregards any future salary increases but takes into account the additional years of service credited in a change in control, is then converted to a lump-sum amount based on reference to mortality tables and interest rates provided in the plan, and based on the participant’s age at the time of the change in control.

Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. In certain cases following separation from service, reduced benefit amounts may be paid to participants prior to their normal benefit date, pursuant to elections made in advance by participants. The SERP also provides for certain death benefits to the extent such amounts exceed a participant’s accrued benefit under the SERP at the time of death.

See also the Pension Benefits table and the Potential Payments upon Termination or Change in Control table for a description of SERP amounts earned by the named executives under various scenarios.

Executive Retirement Benefits - Deferred Compensation Plans

General. Executive officers, along with certain other corporate officers, may elect to participate in a deferred compensation plan under which they can defer up to 25% of their base salary, annual cash incentive award and long-term cash incentive award. Messrs. A. Koranda and K. Koranda also participate in a directors deferred compensation plan under which directors may defer up to 100% of their director fees. Although Messrs. A. Koranda and K. Koranda are no longer paid any directors fees (since July 2006), amounts they previously deferred under the directors’ deferred compensation plan continue to earn benefits as described below. By deferring compensation, participants become unsecured creditors of the Bank.

Plan Benefits. The plan offers two benefits to participants. First it affords them the opportunity to defer taxes on the deferred portion of their cash compensation until it is later paid to them. Second, the rate of interest paid on deferred amounts, to the extent it exceeds a normal risk-adjusted return, provides an element of compensation. Deferred balances earned interest at a rate equal to 110% of the Moody’s corporate bond rate. In lieu of having deferred amounts earn interest, participants (until 2007) could instead choose to have deferrals invested in our common stock, in which case the investment return was solely a function of the performance of our stock. The maximum number of shares authorized for purchase under the plan has now been reached and this investment option is no longer available.

In contrast to our other executive plans where benefit opportunities generally have a correlation to compensation levels, benefits under the deferred compensation plan (tax deferrals and interest credits) are in large part a function of the level to which an executive elects to defer a portion of his/her compensation.

We believe the plan does not result in a significant cost to the Company and serves us well in attracting and retaining executives who are attracted to the tax deferral opportunities of the plan, much like a 401(k) plan with attractive matching contribution provisions is often instrumental in attracting non-executive officers. At its December 2006 meeting, the Committee reviewed the balances of executive officers’ deferred compensation accounts and estimated “excess interest” amounts, although we consider this to be informational only and do not make compensation decisions relative to other components of the executive compensation package based on this information.

Interest Credits. We have established the interest rate paid on deferred amounts at a rate equal to 110% of the Moody’s corporate bond rate, a level that is modestly higher than prevailing rates for comparable investments. The excess of the actual interest credited to participants’ accounts over the amounts that would have been credited based on using an interest rate equal to 120% of the (IRS-published) applicable federal rate, is included in the Summary Compensation Table under the column below titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

Executive Retirement Benefits - Qualified Benefit Plans

All of our executives, along with all other employees who meet minimum age and service requirements, participate in our Profit Sharing Plan (which has both profit sharing and 401(k) features) and our Employee Stock Ownership Plan, or ESOP. These are both qualified plans and as a result, the benefits to executives are limited by certain tax rules. For 2006, each of our named executive officers received a profit sharing contribution, a 401(k) matching contribution and an ESOP contribution. These amounts are included in the Summary Compensation Table under the column titled “All Other Compensation.”

Executive Perquisites

Our philosophy is to limit perquisites to those incidental to the performance of executive’s jobs, and we generally do not award perquisites as an element of executive compensation. We do provide our executives and select other employees personal use of a company-owned car, a long-standing practice at the Company historically not uncommon in the thrift industry. We have continued the tradition of company-owned cars since we have found it to be an economical alternative to reimbursing executives for mileage costs when traveling between our more than 80 different locations. We no longer pay for country club memberships for any of our named executive officers, except Mr. Allen who has a significant role in the entertainment of our business banking customers.

We do not provide financial or tax planning services to executives, do not provide personal security services nor does the Company own or lease aircraft for executive transportation.

Tax Implications of Executive Compensation

Certain tax rules place a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to a named executive officer unless the compensation is performance-based compensation as described in Section 162(m) of the Internal Revenue Code of 1986, as amended. We have qualified certain compensation paid to named executive officers as performance-based under these applicable tax rules including certain compensation expense related to stock options.

Compensation expense relating to restricted stock units is not performance-based. We have not had any instance in which our tax deductions have been limited under this rule and do not currently anticipate this will occur in the near future based on compensation levels and compensation plans for our named executive officers and existing law.

Although we generally have attempted to structure executive compensation so as to preserve tax deductibility, we also believe there may be circumstances in the future where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation.

Employment Agreements and Change in Control Agreements

General. We are parties to employment agreements with Messrs. A. Koranda, K. Koranda and Weberling. These agreements with top executive officers are customary in the banking industry and for public companies in general and we believe they are important for gaining assurances that the primary individuals responsible for leading the Company will remain committed to the Company.  We do not currently have employment agreements with any other executive officers.

We are parties to change-in-control agreements with Ms. Evans, Mr. Allen and the other executive officers, which provide for certain financial protection in the event of termination of employment following a change in control. We believe these agreements are important from both a retention standpoint as well as to provide us with some degree of assurance that executives will remain focused on the business of operating the company and insuring a smooth transition in the event of a change-in-control despite personal uncertainty and disruption arising from the circumstances.

For a detailed description of the terms of the employment agreements and change-in-control agreements, as well as an analysis of the payments that would be made under these agreements in various termination scenarios, see “Potential Payments Upon Termination or Change in Control.”

Review of Agreements. As part of our annual year-end compensation review, the Committee spent a considerable amount of time in reviewing and discussing all aspects of the employment and change-in-control agreements, including a proposed amendment and restatement.

The Committee determined that the agreements as proposed to be amended were reasonable and consistent with the objectives of our executive compensation program and philosophy, in particular our desire to structure a program that will retain highly talented individuals. The Committee engaged Watson Wyatt to conduct a general review of the agreements, the proposed amendments and the estimated costs in the event of a change-in-control. The Committee also met with the consultant to discuss his review and certain specific provisions of the agreements. As part of this review, the Committee considered the estimated costs for senior officer change-in-control benefits assuming a hypothetical acquisition of our Company on January 1, 2007.  The Committee reviewed the terms of the agreements with other Board members at their request and also solicited their input on a variety of issues relative to the agreements, and the amended and restated agreements were thereafter approved by the Board upon the Committee's recommendation.

We believe the senior officer change-in-control benefits, as provided under the restated and amended employment and change-in-control agreements and other Company plans, are reasonable and appropriate for the following reasons:

•
the agreements provide the executives sufficient security so that during a critical period involving a change in control of the Company, they are not distracted from job duties, financially threatened by job loss or motivated to act other than in the best interests of the Company,

•	the agreements provide a necessary retention tool, one of the key objectives of our executive compensation program,

•
the total change-in-control-related benefits for senior officers are reasonable in the aggregate when measured as a percentage of the estimated potential value of our Company in a change in control, and

•	the total change-in-control-related benefits for individual executive officers are reasonable based on their total compensation package and likely loss of job in a change-in-control transaction.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Robert J. Bowles, MD (Chairman)
Joe F. Hanauer
Lois B. Vasto

EXECUTIVE COMPENSATION

2006 Summary Compensation Table

The following table includes information concerning compensation paid to or earned by the Company’s “named executive officers” for the period ended December 31, 2006.

Name and Principal Position	Year	Salary[1] ($)	Bonus[2] ($)	Stock Awards[3] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[4] ($)	All Other Compensation[5] ($)	Total ($)
Allen H. Koranda, Chairman of the Board & Chief Executive Officer	2006	$460,821	$180,590	$2,044	$102,380	$9,833	$755,668

Kenneth R. Koranda, President and Vice Chairman of the Board	2006	460,821	180,590	2,044	159,056	9,833	812,344

Name and Principal Position	Year	Salary[1] ($)	Bonus[2] ($)	Stock Awards[3] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[4] ($)	All Other Compensation[5] ($)	Total ($)
Jerry A. Weberling, Senior Executive Vice President, Chief Financial Officer and Treasurer	2006	324,571	104,900	1,453	92,654	9,833	533,411
Jennifer R. Evans, Executive Vice President and General Counsel	2006	267,692	91,860	1,207	34,009	9,833	404,601
James E. Allen, Executive Vice President - Business Banking	2006	224,423	94,807	1,034	30,003	9,833	360,100
_____________
1
Includes directors retainer fees of $12,417 earned by Messrs. A. Koranda, K. Koranda and Weberling through June 30, 2006; for each named executive officer, amounts deferred under the Company’s 401(k) plan; and for Mr. K. Koranda, Ms. Evans and Mr. Allen, amounts deferred under the Company’s deferred compensation plans.

2	Each named executive officer deferred a portion of his or her bonus except Mr. Weberling.
3
The amounts in this column represent the amounts we expensed during 2006 under FAS123R relating to the fair value of restricted stock units (RSUs) granted on December 19, 2006. The fair value of the RSUs was determined based on the average of the high and low trading prices of MAF Bancorp common stock on the date of grant. Pursuant to SEC rules, the amounts shown exclude the impact of the discount for estimated forfeitures related to service-based vesting conditions. These amounts reflect the company’s accounting expense for these awards and do not correspond to the actual value that will be realized by the named executives.

4
The amounts in this column represent the sum of (a) the change in the value of benefits earned during 2006 under the Company’s SERP, and (b) above-market interest earned on deferred compensation balances. The change in pension value was $97,878, $150,491, $91,643, $33,759 and $29,700 for Messrs. A. Koranda, K. Koranda, Weberling, Ms. Evans and Mr. Allen, respectively, calculated using the same assumptions and measurement periods that were used in our audited financial statements. See the “Pension Benefits” table for additional information. The above-market earnings on the executive and directors’ deferred compensation plans in which the named executive officers participate were $4,502, $8,565, $1,011, $250 and $303 for Messrs. A. Koranda, K. Koranda, Weberling, Ms. Evans and Mr. Allen, respectively. Above market earnings represent the excess of actual earnings credited to the executives’ accounts under the deferred compensation plans over the amount of such earnings using rates prescribed under SEC rules.

5	These amounts represent the sum of the Company’s profit sharing, 401(k) matching and ESOP contributions for each named executive.

Grants of Plan-Based Awards Table in 2006

The following table summarizes the 2006 grants of equity and non-equity plan-based awards to the executive officers named in the Summary Compensation Table. All of these equity and non-equity plan-based awards were granted under the MAF Incentive Compensation Plan. The table reflects the full value of restricted stock awards made in 2006, unlike the amounts in the Summary Compensation Table, which only reflect the accounting expense for 2006 associated with the awards (based on vesting). All of the awards listed below may be affected by termination of employment, due to a change in control or otherwise. See “Potential Payments Upon Termination or Change in Control.”

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards [1]			All Other Stock Awards Number of Shares of Stock	Grant Date Value of Stock and Option
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units (#)[2]	Awards ($)[3]
Allen H. Koranda	Annual Cash Incentive Award	1/24/06	$130,900	$261,900	$458,325
	LT Cash Incentive Award	1/24/06	63,150	126,300	252,600
	Restricted Stock Unit	12/19/06				8,300	$370,014
Kenneth R. Koranda	Annual Cash Incentive Award	1/24/06	130,950	261,900	458,325
	LT Cash Incentive Award	1/24/06	63,150	126,300	252,600
	Restricted Stock Unit	12/19/06				8,300	370,014
Jerry A. Weberling	Annual Cash Incentive Award	1/24/06	75,000	150,000	262,500
	LT Cash Incentive Award	1/24/06	36,400	72,800	145,600
	Restricted Stock Unit	12/19/06				5,900	263,022
Jennifer R. Evans	Annual Cash Incentive Award	1/24/06	67,000	134,000	234,500
	LT Cash Incentive Award	1/24/06	32,500	65,000	130,000
	Restricted Stock Unit	12/19/06				4,900	218,442
James E. Allen	Annual Cash Incentive Award	1/24/06	56,250	112,500	196,875
	LT Cash Incentive Award	1/24/06	26,250	52,500	105,000
	Restricted Stock Unit	12/19/06				4,200	187,236
_____________
1
Amounts in these columns are the potential value of the payout of the annual cash incentive awards and long-term cash incentive awards for each named executive if the threshold, target and maximum goals under each such award are satisfied. The performance goals and measurements for each award are explained under “Compensation Discussion and Analysis,” or CD&A. With respect to the annual incentive award for 2006 for each of the named executives, the performance goal for 2006 was not achieved. However, the committee did approve and pay an annual cash bonus, the basis for which is described in the CD&A and the amount is included in the Summary Compensation Table under the column titled “Bonus.” The value, if any, of the long-term cash incentive award will be determined on December 31, 2008, the end of the three-year performance period.

2
Amounts in this column represent the total number of RSUs granted in 2006 to the named executives. The RSUs vest ratably over a five-year period. During the restricted period, each RSU entitles the individual to receive quarterly cash payments from the company equal to the quarterly cash dividend on one share of Company common stock.

3
This column shows the full grant date fair value of RSUs granted to the named executives in 2006. Generally, the full grant date fair value is the amount that the Company will expense in its financial statements over the award’s vesting period, determined using the average of the high and low trading prices of the Company’s stock on the grant date of $44.58 per share. These amounts represent the Company’s accounting expense (over the entire vesting period) and do not correspond to the actual values that will be realized by the named executives.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table provides information on the holdings of unexercised stock option and unvested RSUs by the named executive officers at December 31, 2006. Each equity grant is shown separately for each executive. The vesting schedule for the unvested RSUs is shown following this table. All unexercised stock options are fully vested. The restricted stock units that are shown in this table are also included in the “Grants of Plan-Based Awards in 2006” table, although the values of such awards are different in the two tables because of the different valuations dates and methodologies. In addition, a small portion of the value of these awards is included in the Summary Compensation Table. For additional information about the option awards and stock awards, see the discussion of equity compensation in the CD&A.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)[1,2,3]
Allen H. Koranda	21,000	$23.46	1/2/08
	9,621	31.20	1/2/08
	8,507	35.99	1/4/09
	50,000	27.06	1/4/09
	50,000	21.84	12/14/09
	6,464	29.05	12/14/09
	50,000	25.94	1/11/11
	50,000	28.16	12/13/11
	45,000	34.11	12/18/12
	39,000	42.22	12/17/13
	50,000	44.87	12/15/14
	37,500	42.73	12/14/15
	—			8,300	$370,927
	417,092			8,300	$370,927
Kenneth R. Koranda	9,519	31.20	1/2/08
	8,507	35.99	1/4/09
	50,000	27.06	1/4/09
	50,000	21.84	12/14/09
	6,464	29.05	12/14/09
	50,000	25.94	1/11/11
	50,000	28.16	12/13/11
	45,000	34.11	12/18/12
	39,000	42.22	12/17/13
	50,000	44.87	12/15/14
	37,500	42.73	12/14/15
	—			8,300	$370,927
	395,990			8,300	$370,927
Jerry A. Weberling	12,000	23.46	1/2/08
	4,610	31.20	1/2/08
	20,000	27.06	1/4/09
	4,165	35.99	1/4/09
	25,000	21.84	12/14/09
	3,447	29.05	12/14/09
	25,000	25.94	1/11/11
	30,000	28.16	12/13/11
	30,000	34.11	12/18/12
	25,000	42.22	12/17/13
	30,000	44.87	12/15/14
	22,500	42.73	12/14/15
	—			5,900	$263,671
	231,722			5,900	$263,671
Jennifer R. Evans	50,000	43.85	6/1/14
	20,000	44.87	12/15/14
	15,000	42.73	12/14/15
	—			4,900	$218,981
	85,000			4,900	$218,981
James E. Allen	10,000	26.16	3/27/11
	20,000	28.16	12/13/11
	20,000	34.11	12/18/12
	15,200	42.22	12/17/13
	20,000	44.87	12/15/14
	15,000	42.73	12/14/15
	—			4,200	$187,698
	100,200			4,200	$187,698
_____________
1	The value of the unvested RSUs is based on the Company’s closing stock price on December 29, 2006 of $44.69.
2	Holders of unvested stock awards granted in December 2006 receive quarterly dividend payments at the same rate and time as cash dividends are paid on the Company’s common stock.
3	The vesting dates of the unvested RSUs are summarized in the table below. Vesting is accelerated on a change in control or the termination of employment due to death or disability.

	Unvested Stock	Vesting Dates and Amounts
Name	Awards	1/4/2008	1/4/2009	1/4/2010	1/4/2011	1/4/2012
Allen H. Koranda	8,300	1,660	1,660	1,660	1,660	1,660
Kenneth R. Koranda	8,300	1,660	1,660	1,660	1,660	1,660
Jerry A. Weberling	5,900	1,180	1,180	1,180	1,180	1,180
Jennifer R. Evans	4,900	980	980	980	980	980
James E. Allen	4,200	840	840	840	840	840

2006 Option Exercises and Stock Vested

The following table provides information, for the named executives, on stock options exercised during 2006, including the number of shares acquired upon exercise and the value realized, before payment of any applicable withholding taxes. The company determines fair market value of the common stock on the exercise date based on the average of the high and low trading price on such date. There were no RSUs that vested in 2006 for the named executives.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)
Allen H. Koranda [1]	28,321	$759,299
Kenneth R. Koranda [2]	27,712	$776,574
Jerry A. Weberling [3]	21,040	$580,511
Jennifer R. Evans	—	—
James E. Allen	—	—
_____________
1
Mr. A. Koranda exercised stock options covering: (a) 20,799 shares on February 21, 2006 with an exercise price of $14.333333 and a fair market value of $42.99, and (b) 7,522 shares on October 23, 2006 with an exercise price of $20.244444 and a fair market value of $41.95.

2
Mr. K. Koranda exercised stock options covering: (a) 20,327 shares on April 24, 2006 with an exercise price of $14.333333 and a fair market value of $43.932, and (b) 7,385 shares on April 24, 2006 with an exercise price of $20.244444 and a fair market value of $43.932.

3
Mr. Weberling exercised stock options covering: (a) 9,612 shares on March 7, 2006 with an exercise price of $14.333333 and a fair market value of $42.63, (b) 3,553 shares on March 7, 2006 with an exercise price of $20.244444 and a fair market value of $42.63, and (c) 7,875 shares on December 4, 2006 with an exercise price of $15.222222 and a fair market value of $44.30.

Pension Benefits

Executive officers, along with certain other corporate officers, participate in an unfunded supplemental executive retirement plan (“SERP”). The annual retirement plan benefit under the SERP is calculated by multiplying 2% of final average salary (defined as the average annual salary over the past 60 months ending at the prior calendar year end) times the years of service after 1994 (when the plan was established), or such later date that a participant enters the plan (“Plan Years of Service”). Incentive compensation is not considered in determining the amount of SERP benefits.

Total Plan Years of Service may not exceed 20 years, or if less, the number of Plan Years of Service assuming employment until age 68. The maximum annual retirement benefit is equal to 40% of final average salary. Participants do not make contributions to the SERP and are 100% vested in their benefit.

In most cases, participants who joined the SERP prior to 2006 qualify to receive a credit of up to ten additional Plan Years of Service in the event of a change in control transaction, although in no event may total Plan Years of Service exceed 20 years, or if lesser, the number of Plan Years of Service assuming employment until age 68. The Company has no other policy for granting extra Plan Years of

Service but did provide Ms. Evans and Mr. Allen with full credit for a year of service for the calendar year in which they were hired.

Retirement age under the SERP is the earlier of age 65 or when the sum of the Participant’s age plus total years of service with the Company is equal to or greater than the number 70 (“rule of 70”), but not before age 55. Retirement may occur at age 60 without a reduction in benefits. Participants who have met the “rule of 70,” are age 55 or older and who have elected to receive their SERP benefits prior to age 60, may retire and receive SERP benefits that are reduced by 3% for each year for which they are younger than age 60. Participants who have not met the “rule of 70,”and who have elected to receive SERP benefits prior to age 65, may terminate and receive SERP benefits that are reduced by 3% for each year for which they are younger than age 65. As of December 31, 2006, Messrs. A. Koranda, K. Koranda and Weberling all met the “rule of 70” requirement.

Lump-sum SERP benefits payable in the event of a change-in-control are equal to the actuarial equivalent of the present value of a participant’s SERP benefits at the date he or she would first meet the “rule of 70” requirement (not before age 55), taking into account the 3% reduction in such amounts if such “rule of 70” is satisfied prior to age 60.

Upon the death of a participant prior to the commencement of annual SERP payments, beneficiaries are eligible to receive death benefits, in lieu of benefits otherwise earned under the SERP, equal to 25% of a participant’s average salary for the prior five calendar years. Such payments will be paid for 15 years. In no event will the amount of the death benefits be less than the actuarial equivalent amount of the participant’s benefits earned under the SERP at the time of his or her death. See “Potential Payments Upon Termination or Change in Control.”

Benefits are payable in various forms (single-life, joint and survivor and period certain annuities, lump-sum) in the event of retirement, death, disability or other circumstances, pursuant to elections made by participants, subject to certain conditions in the plan. In the event of termination of employment within one year of a change in control, SERP benefits are paid in a lump-sum. The SERP is intended to qualify under Section 409A of the Internal Revenue Code.

The amounts reported in the table below equal the present value of the accumulated benefits under the SERP at December 31, 2006, for the named executives based upon the assumptions described in note 2 below.

2006 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)[1]	Present Value of Accumulated Benefit ($)[2,3]	Payments During Last Fiscal Year ($)
Allen H. Koranda	Supplemental Executive Retirement Plan	12	$1,010,652	—
Kenneth R. Koranda	Supplemental Executive Retirement Plan	12	907,073	—
Jerry A. Weberling	Supplemental Executive Retirement Plan	12	547,657	—
Jennifer R. Evans	Supplemental Executive Retirement Plan	3	97,174	—
James E. Allen	Supplemental Executive Retirement Plan	6	124,855	—

_____________
1
Actual years of service to the Company (including the year of hire) for Messrs. A. Koranda, K. Koranda, Weberling, Ms. Evans and Mr. Allen are 34 years, 34 years, 22 years, 3 years and 6 years, respectively.

2	The present value of the accumulated benefit amounts are determined at December 31, 2006 based on the following assumptions used in the preparation of our annual financial statements:
•	Discount rate (12/31/06):	6.00%
•	Discount rate (12/31/05):	5.75%
•	Salary scale:	4.50%
•	Mortality (male):	1983 Male Group Annuity Mortality Table with one year setback
•	Mortality (female):	1983 Female Group Annuity Mortality Table with one year setback
•	Retirement date:	The greater of age 60 or the age one year from the valuation date
•	Form of payment:	All participants will receive the benefit in a single-life annuity form
•	Change-in-control:	No change-in-control is assumed
3
If the named executive officers terminated employment as of December 31, 2006, the actual benefits, expressed in the form of a lump-sum, would be $977,902, $953,057, $641,258, $104,538 and $145,182 for Messrs. A. Koranda, K. Koranda, Weberling, Ms. Evans and Mr. Allen. These amounts are determined based on the assumptions specified in the SERP.

2006 Non-Qualified Deferred Compensation

Executive Deferral Plan. The Company maintains a non-qualified executive deferred compensation plan that allows executive officers, along with certain other corporate officers, to defer up to 25% of salary, annual cash incentive bonuses and long-term cash incentive bonuses. Deferral elections are made annually. If a participant is not subject to qualified plan compensation limitations, the Company makes a contribution to the executive deferral plan in an amount equal to the lost contribution under such qualified plans attributable to employee contributions to the executive deferral plan. There were no such company contributions made on behalf of the named executives for 2006. Participants are 100% vested in their accounts, including earnings credits, at all times. Participants are unsecured creditors of the Company with respect to their account balances in the plan.

Prior to the beginning of the year in which deferral contributions are made, participants elect to have such deferral amounts invested in an account that will earn interest credits or earn a return based on an investment in company stock. They may also choose to split their deferral contributions between accounts, but once the investment election is made, amounts may not be transferred between investments. The interest credits will be based on a rate equal to 110% of the average monthly Moody’s Corporate Bond Rate for the year prior to the year of deferral. For 2006 this rate was equal to 6.19%. Dividends earned on amounts deemed invested in Company stock are reinvested in Company stock. Beginning in 2007, this investment option is no longer offered for new compensation deferrals.

If a participant in the executive deferral plan terminates employment other than in connection with a qualified retirement, death, disability or a change-in-control, he will be entitled to receive a distribution from the plan (in accordance with a form of distribution election previously made) based on his/her account balance, excluding accumulated interest. If the participant does not act in competition with the Company, either individually or as an employee of a competitor, during the one-year period following his or her termination, the full amount of accumulated interest will be distributed. If the participant does compete with the Company during this one-year period, the amount of accumulated interest to which the participant is entitled will be re-determined (retroactively for all years) based on a rate equal to 100% of the Moody’s Corporate Bond Rate. To the extent a participant has elected to have deferral amounts invested in company stock, there is no penalty or potential loss of past earnings if the participant competes with the Company. As of December 31, 2006, Messrs. A. Koranda, K. Koranda and Weberling have met the requirements for a “retirement” under the plan so if they were to terminate employment, they would not be subject to a potential reduction in their deferred compensation payouts under this one-year no-compete provision.

The plan provides for various death benefits that may entitle the participant’s beneficiary to an amount in excess of a participant’s account balance in the event of the participant’s death. The amount of these death benefits is disclosed in “Potential Payments Upon Termination of Change in Control” below for Messrs. A. Koranda, K. Koranda and Weberling. Ms. Evans and Mr. Allen are not entitled to any death benefits in excess of their deferred compensation account balances.

Directors Deferral Plan. Directors of the Company are eligible to participate in the Directors’ Deferred Compensation Plan under which they may annually elect to defer up to 100% of their annual directors’ retainer fee. The plan works identically to the executive deferral plan except for the following provisions:

•	Directors may defer up to 100% of their directors’ retainer fee,

•	The company makes no company contributions,

•	There is no non-compete penalty,

•	There is no in-service return-of-deferral distribution option,

•	Distributions are made at age 65 or, pursuant to an election made in advance by a director, at the later of termination of service or attaining the age of 65

The following table provides information on the non-qualified deferred compensation balances of the named executive officers for 2006.

Name	Plan	Executive Contributions in Last Fiscal Year ($)[1]	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)[2,3]	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)[4,5]
Allen H. Koranda	Executive Deferral Plan	$—	—	$99,617	—	$1,690,156
	Directors’ Deferred Plan	12,417	—	43,739	—	738,986
	Total	12,417	—	143,356	—	2,429,142

Kenneth R. Koranda	Executive Deferral Plan	158,081	—	234,125	—	4,121,655
	Directors’ Deferred Plan	12,417	—	43,677	—	786,183
	Total	170,498	—	277,802	—	4,907,838

Jerry A. Weberling	Executive Deferral Plan	—	—	38,668	—	836,177

Jennifer R. Evans	Executive Deferral Plan	88,221	—	9,315	—	226,390

James E. Allen	Executive Deferral Plan	62,987	—	12,628	—	325,164
_____________
1
All 2006 contributions by Messrs. A. Koranda and K. Koranda to the Directors’ Deferral Plan are included as salary in the Summary Compensation Table. A total of $112,101, $66,923 and $56,106 in deferral contributions by Mr. K. Koranda, Ms. Evans and Mr. Allen to the Executive Deferral Plan are included in the Summary Compensation Table under the column titled Salary. The balance of the 2006 deferral contributions made by these three individuals to the Executive Deferral Plan relate to 2005 bonuses paid in 2006 and such deferral amounts were included in the Summary Compensation table last year for Mr. K. Koranda and Ms. Evans (Mr. Allen was not shown in the Summary Compensation Table last year).

2	Includes interest and dividends earned on executive deferral contributions, determined in the manner described above.
3
Includes $4,502, $8,565, $1,011, $250 and $303 for Messrs. A. Koranda, K. Koranda, Weberling, Ms. Evans and Mr. Allen, respectively, that are included in the Summary Compensation Table as “excess interest.”

4
Aggregate balances include $27,802, $280,141, $297,742, $93,125 and $151,506 for Messrs. A. Koranda, K. Koranda, Weberling, Ms. Evans and Mr. Allen, respectively, relating to the value of shares of company common stock deemed purchased, pursuant to their elections, with executive deferral contributions.

5
Messrs. A. Koranda, K. Koranda, Weberling, Ms. Evans and Mr. Allen would receive a reduction of $0, $0, $0, $3,469 and $8,091 if they terminated employment under certain circumstances and competed with the Company within one year of termination.

Potential Payments Upon Termination or Change in Control

Overview. We have entered into employment and change in control agreements and maintain other plans that cover the named executive officers. These agreements and plans may require us to provide compensation or other benefits to them if employment is terminated, whether voluntarily or involuntarily. The amount of termination-related compensation and benefits will depend on the type of termination involved. We describe below the principal terms of the employment agreements, change in control agreements and other plans and arrangements that provide termination-related benefits. We also provide a summary of the obligations we have under the various termination scenarios.

Employment Agreements. For a number of years we have had employment agreements in place with Messrs. A. Koranda, K. Koranda and Weberling. These agreements were most recently amended and restated effective as of January 1, 2007. Both MAF Bancorp and Mid America Bank are parties to separate employment agreements with each of these three officers although they effectively provide the same benefits, without duplication. We do not currently have employment agreements with any other executive officers. The following is a summary of the material terms of the employment agreements for these three named executives, effective as of January 1, 2007.

•	Services. The employment agreements cover services by Messrs. A. Koranda, K. Koranda and Weberling as Chief Executive Officer, President and Chief Financial Officer, respectively.

•
Term. The current term of each agreement is through December 31, 2009 with optional renewals (by the Board, upon the recommendation of the Compensation Committee) to be considered each year by the committee so the agreements, if extended, will always have a remaining term of two to three years.

•	Outside positions. The three executives may hold positions with outside organizations if they receive approval from the Corporate Governance committee.

•
Decrease in salaries and benefits. Executives’ base salaries may not be decreased without the prior written consent of the executive except in circumstance involving across the board reductions in all executive salaries. Changes may also be made to executives’ benefit plans provided however, that the executives are entitled to benefits that are commensurate with their position and title.

•	Involuntary termination or voluntary termination for “good reason.”

o	Severance is due to the three executives if they are terminated by the Company without cause.

o
Severance is due to the executives if they voluntarily leave for “good reason,” which would involve situations where we fail to reappoint the executive to his current position or one of greater responsibilities. For Messrs. A. Koranda and K. Koranda, it would also include a situation where they are not re-appointed or re-elected to the Board of Mid America Bank.

o
Severance payments in such circumstances equals the greater of (a) salary and target bonus due for the remaining term of the agreement, or (b) the sum of the executive’s salary and target bonus over the past three years.

o	Severance benefits also include continuing medical and dental coverage for the executive’s lifetime, including dependent coverage, and continuing disability and life coverage for 60 months.

•	Termination for Disability.

o
Annual disability payments will be made equal to 75% of base salary offset by: (a) payments received from other Bank disability policies (with such offset payments to be grossed-up to the extent received tax-free), and (b) federal disability-related income received.

o	Disability payments are to be paid until the earlier of age 65 or the date of re-employment.

•	Termination following a change in control.

o	Severance is due to the executives if they terminate employment, voluntarily or involuntarily, within two years following a change in control.

o	Severance will be equal to the sum of the executive’s average salary and target annual bonus over the past three years.

o
Executives will also be reimbursed for any excise taxes imposed on change-in-control payments and benefits under the agreements as well as taxes imposed on such reimbursement amounts, unless such excise taxes can be avoided by reducing executive’s severance payment by 3%, in which case such reduction will generally be made.

•	Continuing insurance coverage.

o
Other than circumstances involving termination for cause, the three executives will be entitled to continuing medical and dental insurance coverage for their lifetime. This will include circumstances involving their retirement (for which all three named executives currently qualify).

o	The continuing medical and dental insurance coverage will include their dependents covered at the time of their termination.

o	The named executives will also be entitled to continuing life and disability coverage for 60 months.

o	Executives will be obligated to pay the portion of the cost of such coverage equal to the contributory rates offered to active employees with similar coverage.

o	Such continuing insurance benefits cease upon death (subject to continuation of dependent coverage for a limited period) or re-employment.

•	Non-solicitation. Executives may not solicit employees or customers for one year after termination of employment if severance is paid.

•	Legal fee reimbursement. Executive is entitled to reimbursement of legal fees in connection with litigation involving the employment agreement, regardless of whether or not he is successful, except if the litigation is found to be brought in bad faith or is frivolous.

Change in Control Agreements. Ms. Evans, along with other executive officers, are parties to change in control agreements with the Company and the Bank, which were amended and restated effective as of January 1, 2007 in connection with the Board's approval of one-year extensions of their terms. Mr. Allen is a party to change in control agreements dated March 27, 2001 with the Bank and dated January 1, 2002 with the Company. The following is a summary of the material terms of the change in control agreements for Ms. Evans and Mr. Allen.

•
Term. The current term of Ms. Evans’ agreement is through December 31, 2009 with optional renewals (by the Board, upon the recommendation of the Compensation Committee) to be considered each year by the committee so the agreements, if extended, will always have a remaining term of two to three years. Mr. Allen’s agreement has a term that ends on December 31, 2008 and was not extended for an additional year by the Board.

•
Eligibility for severance and other benefits. There is a “double-trigger” requirement to receive any benefits under the agreements. First, a change in control must occur and second, within two years (or in the case of Mr. Allen, within the term of his agreement) following the change in control, the executive must either voluntarily terminate employment for “good reason” (demotion, loss of title or significant authority, reduction in compensation, relocation of greater than 50 miles) or the executive’s employment must be terminated involuntarily other than for “cause.”

•
Severance. The amount of any severance payable to Ms. Evans will be equal to the sum of the executive’s salary and target annual bonus over the past three years. Mr. Allen’s severance amount will be equal to the sum of salary and actual bonuses over the past three years.

•	Continuing insurance benefits.

o
Other than circumstances involving termination for cause, Ms. Evans and Mr. Allen will be entitled to continuing medical, dental, disability and life insurance coverage for 60 months and 36 months, respectively, from their termination. Executives will be obligated to pay the portion of the cost of such coverage equal to the contributory rates offered to active employees with similar coverage.

o	After 60 months, Ms. Evans may continue medical and dental coverage until age 65 and be obligated to pay the COBRA premium rates.

o	The continuing insurance coverage will include dependents covered at the time of executives’ termination of employment.

o	Such continuing insurance benefits cease upon death (subject to continuation of dependent coverage for a limited period) or re-employment.

•
Tax Gross-up Payment. Executives will also be reimbursed for any excise taxes imposed on change-in-control payments and benefits under the agreements as well as taxes imposed on such reimbursement amounts, unless such excise taxes can be avoided by reducing executive’s severance payment by 3% in which case such reduction will generally be made.

•
Non-solicitation. Ms. Evans’ agreement provides that she may not solicit employees or customers for one year after termination of employment if severance is paid. Mr. Allen’s agreement does not contain a non-solicitation restriction.

•
Legal fee reimbursement. Ms. Evans is entitled to reimbursement of legal fees in connection with litigation involving the employment agreement, regardless of whether or not she is successful, except if the litigation is found to be brought in bad faith or is frivolous. Reimbursement of legal fees to Mr. Allen is conditional on whether he is successful.

Other Change-in-Control Benefits. In addition to the change-in-control benefits set forth in the employment agreements and change-in-control agreements, our plans and program also provide the following change-in-control benefits:

•	All unvested RSUs will become fully vested and will be distributed in the event of a change in control.

•
Holders of options will have extended exercise periods in which to exercise stock options. In most cases, the period is three years from termination following a change in control, although in certain instances, the options may be exercised for the full remaining term of the option. In no instances may the exercise period extend beyond the normal expiration date of the options.

•
Certain participants in the SERP will be given credit for up to ten additional years of service and all participants will be deemed to have earned a benefit calculated as of the first date they would satisfy the plan definition for “retirement benefit.”

•
Long-term cash incentive awards granted to executives for the three-year performance periods ending on December 31, 2008 and December 31, 2009 will be assumed to have satisfied the “superior” performance standard. However, payments under such long-term cash incentive awards will be based on the number of actual months elapsed in such performance period relative to 36 months.

•
Annual cash incentive awards granted to executives for 2007 will be assumed to paid based on “target” performance subject to a reduction based on the number of actual months elapsed in 2007 prior to the change in control relative to 12 months.

Payments under Termination Scenarios. The following table and related footnotes summarize the potential payments to be made to the named executives under various termination scenarios, including a change in control. The table does not include payments and benefits that are not enhanced by the termination of employment and which are disclosed in other tables in this proxy statement. These payments and benefits not included in the table below include:

•	benefits accrued under the Company’s profit sharing plan and employee stock ownership plan;

•	accrued vacation pay and other similar amounts payable when employment terminates, under programs applicable to the Company’s employees generally;

•	balances accrued under the Company’s non-qualified deferred compensation plan (see Non-Qualified Deferred Compensation Table), except for certain death benefits;

•	benefits earned under the company’s SERP other than the increase in such benefits resulting from the change in control or death; and

•	the value of all vested stock options.

The amounts shown in the table reflect certain assumptions we have made in accordance with the SEC’s rules, except as otherwise noted in the footnotes. These include the assumptions that the termination of employment or change in control occurred on December 31, 2006, and that stock-based benefits are calculated based on a stock price of $44.69, the closing price of our common stock on December 29, 2006 (the last trading day prior to December 31, 2006). We have also assumed that the terms of the amended and restated employment and change in control agreements were applicable, and in a change in control, all stock options are cashed out. All amounts shown in the table represent estimated one-time lump-sum payment amounts, except for the annual payments due in the event of a disability.

Potential Payments Upon Termination - 2006

		No Change in Control		After Change in Control
Name	Benefit	Involuntary Termination without Cause or Voluntary (for “Good Reason”)	Voluntary (no “Good Reason”)	Involuntary Termination without Cause or Voluntary (for “Good Reason”)(1)	Death	Disability
Allen H. Koranda	Severance	$2,215,200	—	$2,040,000	—	—
	Enhanced SERP(2)	—	—	651,935	—	—
	Unvested restricted stock units	—	—	370,927	$370,927	$370,927
	Long-term cash incentive bonus(3)	—	—	84,200	—	—
	Deferred compensation death benefits	—	—	—	98,758	—
	Group-term life insurance	—	—	—	500,000	—
	Annual disability payments (tax-free)	—	—	—	—	180,000
	Annual disability payments (taxable)	—	—	—	—	39,475
	Estimated health benefit subsidy	98,000	98,000	98,000	—	98,000
Kenneth R. Koranda	Severance	2,215,200	—	2,040,000	—	—
	Enhanced SERP(2)	—	—	635,371	—	—
	Unvested restricted stock units	—	—	370,927	370,927	370,927
	Long-term cash incentive bonus(3)			84,200
	Deferred compensation death benefits	—	—	—	98,758	—
	Group-term life insurance	—	—	—	1,000,000	—
	Annual disability payments (tax-free)	—	—	—	—	180,000
	Annual disability payments (taxable)	—	—	—	—	39,475
	Estimated health benefit subsidy	127,000	127,000	127,000	—	127,000
Jerry A. Weberling	Severance	1,462,500	—	1,325,250	—	—
	Enhanced SERP(2)	—	—	427,505	—	—
	Unvested restricted stock units	—	—	263,671	263,671	263,671
	Long-term cash incentive bonus(3)			48,533
	Deferred compensation death benefits	—	—	—	235,841	—
	Group-term life insurance	—	—	—	50,000	—

	Estimated tax gross-up payment	—	—	688,000	—	—
	Annual disability payments (tax-free)	—	—	—	—	180,000
	Estimated health benefit subsidy	197,000	197,000	197,000	—	197,000
Jennifer R. Evans	Severance	—	—	1,141,500	—	—
	Enhanced SERP(2)	—	—	305,755	528,523	—
	Unvested restricted stock units	—	—	218,981	218,981	218,981
	Long-term cash incentive bonus(3)	—	—	43,333	—	—
	Group-term life insurance	—	—	—	50,000	—
	Annual disability payments (tax-free)	—	—	—	—	160,800
	Estimated tax gross-up payment	—	—	696,000	—	—
	Estimated health benefit subsidy	26,000	26,000	26,000	—	26,000

		No Change in Control		After Change in Control
Name	Benefit	Involuntary Termination without Cause or Voluntary (for “Good Reason”)	Voluntary (no “Good Reason”)	Involuntary Termination without Cause or Voluntary (for “Good Reason”)(1)	Death	Disability
James E. Allen	Severance	—	—	772,990	—	—
	Enhanced SERP(2)	—	—	219,563	298,539	—
	Unvested restricted stock units	—	—	187,698	187,698	187,698
	Long-term cash incentive bonus(3)	—	—	35,000	—	—
	Group-term life insurance	—	—	—	50,000	—
	Annual disability payments (tax-free)	—	—	—	—	135,000
	Tax gross-up payment	—	—	547,000	—	—
	Estimated health benefit subsidy	32,000	32,000	32,000	—	32,000

_____________
(1)	Messrs. A. Koranda, K. Koranda and Weberling do not need “good reason” to voluntarily terminate employment following a change-in-control and receive the noted benefits.
(2)
Represents additional SERP benefits in a change-in-control in excess of lump-sum amounts that would be due upon termination of employment outside of a change in control. In the case of death, represents excess of SERP death benefits over accrued benefits prior to death.

(3)
In the case of voluntary or involuntary termination of employment other than for cause, death, disability or following a change in control, Messrs. A. Koranda, K. Koranda and Weberling would be entitled to pro-rata long-term bonus payments determined at the end of the three-year performance periods. In the case of termination of employment due to death or disability, all five named executives would be entitled to pro-rata long-term bonus payments determined at the end of the three-year performance periods.

DIRECTOR COMPENSATION

Summary

The following table summarizes the 2006 compensation structure for non-employee directors in effect as of December 31, 2006, with notations made for changes made during the year. These fees are for service on the board of directors of the Company and the Bank. In addition to the compensation described below, each director residing outside of the Chicago area is reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance related to Board and committee meetings and for the costs of attending approved director education programs.

Element of Compensation
Annual retainer-cash	$24,000(1)
Annual retainer-RSUs	12,000(2)
Board meeting fee	1,000(3)
Annual committee chairman fee - Audit Committee	8,000(4)
Annual committee chairman fee - Compensation Committee	2,500(5)
Annual committee chairman fee - Corporate Governance Committee	2,500(5)
Committee fee	400(6)
_____________
(1)	Decreased from $25,000 in June 2006.
(2)
Beginning in 2006, the Company began granting RSUs to non-employee directors as a component of their annual retainer, with an estimated value of such RSUs equal to $12,000. Prior to 2006, non-employee directors received an annual grant of 2,250 stock options with an exercise price equal to the fair market value of the stock on the date of grant.

(3)
Increased from $750 per meeting in June 2006. Board meeting fees are paid to non-employee directors who are in attendance at regular and special board meetings (including telephonic attendance) and are also paid for attendance at annual meetings and strategic planning meetings.

(4)	Increased from $4,000 in June 2006 and paid in quarterly installments to Barbara L. Lamb, Chairman of the Audit Committee.
(5)	Increased from $2,000 in June 2006 and paid in quarterly installments to Robert J. Bowles, MD, Chairman of the Compensation Committee and Lois B. Vasto, Chairman of the Corporate Governance Committee.
(6)
Increased from $200 per meeting in June 2006. Board committee fees are paid to committee members (audit, compensation, corporate governance, asset/liability and loan committees) in attendance at committee meetings (including telephonic attendance) that are held on days other than normal board meeting dates.

Directors’ Deferred Compensation Plan

We maintain a deferred compensation plan for the benefit of our directors. Under the plan, directors may annually elect to defer up to 100% of their annual cash retainer fees and meeting fees. Directors may choose to earn a return on their deferred amounts based either on interest at 110% of the Moody’s Corporate Bond Rate or on an investment in Company stock at the time of deferral. Beginning in 2007, Company stock is no longer offered as an investment option.

Generally, upon attaining the age of 65 (or, pursuant to an election made in advance by a director, at the later of termination of service or attaining the age of 65), directors are entitled to receive the deferred fees plus accrued interest, or in the case of amounts invested in common stock, the associated number of MAF Bancorp shares including assumed reinvestment of dividends. The shares purchased on behalf of directors through the plan and allocated to directors’ accounts are included in beneficial ownership shown in “Information with Respect to Nominees, Continuing Directors and Others,” for each director and for all directors and executive officers as a group.

Distribution amounts are payable in a lump sum or in installments over a period of time not to exceed 15 years. Directors who have been in the plan for a number of years are entitled to certain death benefits that are no longer provided to newer participants. The amount of these death benefits (which are in addition to the director’s deferred compensation account balance) for eligible directors are set forth below. This listing does not include death benefits for Messrs. A. Koranda and K. Koranda, which are described in “Potential Payments Upon Termination or Change in Control.”

Director	Death Benefit Amount
Robert J. Bowles, MD	$62,650
Terry A. Ekl	73,943
Joe F. Hanauer	108,419

Insurance Coverage

Non-employee directors and retired directors and their dependents are eligible to participate in the Bank’s medical, dental and vision insurance plans.

Any individuals electing to be covered under the medical plan are eligible for employee rates until age 65 and then must pay an age-adjusted premium taking into consideration their age, the age of their dependents and their eligibility for Medicare coverage at age 65. The age-adjusted premium is reduced by a credit, which is actuarially equivalent to the credit provided to active employees and directors under age 65 and also adjusted for Medicare at age 65.

For dental and vision insurance, the non-employee directors and retired directors and their dependents that elect coverage pay the same premium as active employees.

Director Compensation Table

The following table shows the compensation of the non-employee members of our Board of Directors (and former non-employee directors who retired in 2006) for their service as directors of the Company and the Bank during 2006.

2006 Director Compensation

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(4)	Option Awards ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Bowles, MD	$35,717	$7,201	—	$776	—	$43,694
David C. Burba	38,417(6)	7,201	—	377	—	45,995
Terry A. Ekl	35,167(6)	7,201	—	273	—	42,641
Harris W. Fawell(2)	14,167	—	—	—	$5,950	20,117
Leo M. Flanagan, Jr.(3)	34,933	7,201	—	—	—	42,134
Joe F. Hanauer	35,567(6)	7,201	—	513	—	43,281
Barbara L. Lamb	44,167(6)	7,201	—	—	—	51,368
Edward W. Mentzer	42,367(6)	7,201	—	100	—	49,668
Thomas R. Perz	38,967(6)	7,201	—	137	—	46,305
Raymond S. Stolarczyk	37,967(6)	7,201	—	120	—	45,288
F. William Trescott(2)	15,567(6)	—	—	569	5,950	22,086
Lois B. Vasto	37,667	7,201	—	—	—	44,868
Andrew J. Zych	39,567(6)	7,201	—	708	—	47,476
_____________
(1)
Messrs. A. Koranda, K. Koranda and Weberling, executive officers who also serve as directors, are not included in this table in accordance with SEC rules. During the first half of 2006, they were paid a director retainer fee in the same amount as other non-employee directors. This amount is included in their salary disclosed in the Summary Compensation table. Effective in the second half of 2006, the Company eliminated its practice of paying a director retainer fee to employee directors and added the annual retainer fee amount to the base salary rate of these three employee directors.

(2)	Messrs. Fawell and Trescott retired from the Board on May 10, 2006 and continued to serve as director emeriti. Director emeritus fees paid in 2006 are included in “All Other Compensation.”
(3)	Mr. Flanagan was appointed to the Board effective as of February 1, 2006.
(4)
The amounts in this column are equal to the financial statement compensation expense as reported in our 2006 consolidated statement of operations. Each director, other than Messrs. Fawell and Trescott, received a grant of 283 RSUs on June 27, 2006, which will vest on the day immediately preceding the date of the 2007 Annual Meeting of Shareholders. The fair market value of each of these RSU grants, based on the closing stock price on June 27, 2006, was $11,914. The RSUs do not have dividend equivalent rights associated with them. Vesting is accelerated in the event of termination due to death, disability or following a change in control. The non-employee directors listed in the table above hold no other RSUs.

(5)	Non-employee directors held options as of December 31, 2006 as follows (all of which are fully-vested):

Robert J. Bowles, MD	2,250	Edward W. Mentzer	4,500
David C. Burba	24,341	Thomas R. Perz	4,500
Terry A. Ekl	15,750	Raymond S. Stolarczyk	4,500
Harris W. Fawell	6,750	F. William Trescott	9,000
Leo M. Flanagan, Jr.	18,738	Lois B. Vasto	15,750
Joe F. Hanauer	18,000	Andrew J. Zych	20,250
Barbara L. Lamb	4,500

(6)	These directors deferred a portion of their 2006 directors’ fees under the directors’ deferred compensation plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Three individuals, Messrs. A. Koranda, K. Koranda, and J. Weberling, who are executive officers of the Company serve on the board of directors of the Bank. These same individuals are also executive officers of the Bank and serve as directors of the Company. None of them serves as a member of the Compensation Committee of the Company.

  ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Under Section 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting power or investment power over such security. Such beneficial owner under this definition does not need to enjoy the economic benefits of such securities. The following is a list of those shareholders known to the Company to be beneficial owners of 5% or more of the common stock of the Company as of April 27, 2007.

Name and Address of Owner	Shares of Common Stock	Percent of Class Ownership[1]
Advisory Research, Inc. 180 North Stetson Street Suite 5500 Chicago, IL 60601	2,716,596[2]	8.25%
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	2,153,863[3]	6.54%
Barclays Global Investors NA / CA 45 Fremont Street 17th Floor San Francisco, CA 94105	1,727,900[4]	5.25%
Delaware Charter Guarantee & Trust Company DBA Principal Trust Company as successor Trustee for the Mid America Bank, fsb Employees’ Profit Sharing Plan and the Mid America Bank, fsb Employee Stock Ownership Plan 1013 Centre Road Wilmington, DE 19805	1,679,194[5]	5.10%
_____________
1	Based on 32,933,888 shares of common stock outstanding on April 27, 2007.
2	Reflects information provided on a Schedule 13G filed by Advisory Research, Inc. on February 21, 2007. Based on such filing, the shareholder has sole investment and voting authority over the shares.
3
Reflects information provided on an amended Schedule 13G filed by Dimensional Fund Advisors, Inc. (“Dimensional”) on February 9, 2007. Based on such filing, the shareholder has sole investment and voting authority over the shares in its capacity as a registered investment advisor to certain investment companies, trusts and other accounts that are the beneficial owner of such shares. Dimensional disclaims beneficial ownership of such securities.

4
Reflects information provided on a Schedule 13G filed by Barclays Global Investors NA / CA on January 23, 2007. Based on such filing, the shareholder has sole investment authority over 1,727,900 shares and sole voting authority over 1,566,221 shares.

5
Reflects shares held in the Plans for the benefit of employees and former employees of the Bank as of April 27, 2007. As of April 27, 2007, the Profit Sharing Plan held 554,109 shares of the Company’s common stock and the ESOP Plan held 1,125,085 shares. Although the Trustee has disclosed in a Schedule 13G/A filed on February 14, 2007 that it has sole investment and voting authority over the shares, it is subject to the terms of the plans and to fiduciary duties under ERISA.

Information regarding the beneficial ownership of common stock of the Company by directors and executive officers of the Company is contained under “Item 10. Directors, Executive Officers and Corporate Governance—Information with Respect to Nominees, Continuing Directors and Others.”

Equity Compensation Plans

The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2006:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,206,002(1)(2)	$32.46	75,553
Equity compensation plans not approved by security holders	—	—	3,431(3)
Total	3,206,002	$32.46	78,984
_____________
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

  ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined the following eight directors to be “independent” under the rules of the Nasdaq Stock Market based on its conclusion that they have no material relationship with the Company that would interfere with their exercise of independent judgment: Robert J. Bowles, Barbara L. Lamb, Joe F. Hanauer, Leo M. Flanagan, Jr., Edward W. Mentzer, Raymond S. Stolarczyk, Lois B. Vasto and Andrew J. Zych. In the case of the other six directors, the Board is precluded under the Nasdaq rules from determining the individuals to be “independent” directors based on their current or former employment with the Company or business relationships with the Company. In determining Mr. Flanagan and Mr. Stolarczyk to be “independent” directors, the Board considered Mr. Flanagan’s service as Chairman of the Board of EFC Bancorp, Inc. (“EFC”) until its merger into the Company in February 2006 and Mr. Stolarczyk’s employment by Fidelity Bancorp, Inc. (“Fidelity”) until its merger into the Company in July 2003, and does not believe these former positions preclude a finding of independence, as Mr. Flanagan and Mr. Stolarczyk have never been employed by the Company or any subsidiary of the Company.

Transactions with Certain Related Persons and Other Matters

The Company or one of its subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include the Company’s executive officers, directors, 5% or more beneficial owners of Company common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. Transactions with these related persons are referred to as “related party transactions.” The Company has a written policy regarding the review and approval of related party transactions generally if they would require disclosure in the Company’s annual report or proxy statement for the Company’s annual stockholder meetings in accordance with Nasdaq and Securities and Exchange Commission rules. In accordance with this policy, the Company’s Audit Committee reviews existing arrangements with related persons annually and must review and approve any new such transactions in advance. The Audit Committee considers all relevant factors when determining whether to approve a related party transaction, including the size of the transaction and the amount of consideration payable to the related person; the nature and extent of the related person’s interest in the transaction; whether the transaction may involve a conflict of interest; and whether the proposed transaction is on terms and made under circumstances that are at least as favorable to us as would be available in comparable transactions with or involving unaffiliated third parties.

The Audit Committee’s review and approval of related party transactions does not apply to any loan or other extension of credit made by the Bank to a related person and pre-approved by the Bank’s Board (or authorized Board committee) in accordance with applicable federal regulations and other transactions between the Bank and a related person in the ordinary course of business of the Bank.

Directors, officers and employees of the Company and its subsidiaries are eligible to apply for mortgage, home equity, home improvement, savings account, automobile and education loans. Any loans to directors and executive officers are made in the ordinary course of business, do not involve more than the normal risk of collectibility and do not present any unfavorable features. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unaffiliated persons.

Pursuant to an employment agreement dated April 19, 1990, as amended effective January 1, 2007, between Allen H. Koranda and Mid America Bank, failure to re-appoint or re-elect Allen H. Koranda to the Board of Directors of the Bank, if followed by his voluntary or involuntary termination, would obligate the Company to make certain payments to him under the terms of the agreement. The employment agreement dated April 19, 1990, as amended effective January 1, 2007, between Kenneth R. Koranda and Mid America Bank contains these same provisions.

During his service as a director, and for a period of two years following the end of such service, Mr. Perz is subject to a non-competition agreement that restricts his ability to compete in the market areas served by the Company and prohibits him from soliciting customers or employees of the Company or the Bank. Under the non-competition agreement, which we entered into with Mr. Perz in connection with the 2003 acquisition of St. Francis Capital Corporation, Mr. Perz is entitled to receive payments totaling $360,000, which are payable over a 24-month period beginning when his service as a director ceases. Subject to certain limitations and conditions, the Company has also agreed to indemnify Mr. Perz in the event he becomes obligated to pay excise taxes and additional income taxes attributable to certain deferred compensation-related payments. During 2006, the Company paid Mr. Perz $819,800, which represented the remaining balance due to him of severance and tax gross-up payments in connection with the acquisition of St. Francis Capital Corporation.

Pursuant to the merger agreement relating to the Company’s acquisition of Fidelity on July 21, 2003, the Bank assumed the obligation to Raymond S. Stolarczyk under Fidelity’s supplemental executive retirement plan. Upon his retirement in 2003, Mr. Stolarczyk became entitled to receive five annual installment payments of $290,654, plus interest, under the plan, of which one installment remains to be paid.

Leo Flanagan, former Chairman of the Board of EFC Bancorp, Inc. has a continuing interest in certain life insurance death benefits that were part of a supplemental life insurance program that covered various employees of EFS Bank. Upon his death, Mr. Flanagan’s beneficiary will be entitled to certain death benefits not to exceed $363,000.

Terry A. Ekl, a director of the Company, is a partner in the law firm of Connolly, Ekl & Williams, P.C. The Bank incurred fees and costs in the amount of approximately $356,000 paid or payable to that firm for legal services rendered during 2006. The same law firm leases office space in one of the Bank’s office buildings and paid rents to the Bank in the amount of $115,992 during 2006.

Hugo Koranda, former Chairman of the Board of Directors of the Bank, received an annual retainer and related fees totaling $23,000 for his service during 2006 as Chairman Emeritus and the Company provided office space for his use. Hugo Koranda is the father of Allen H. Koranda and Kenneth R. Koranda.  Allen H. Koranda’s son serves as a vice president of MAF Developments, Inc., the Company’s real estate development subsidiary. During 2006, his compensation was approximately $122,400, he received a grant of 200 restricted stock units that vest over a five-year period, and he had the use of a company automobile.

Certain directors of the Company who are retired employees of the Company or the Bank or of entities acquired by the Company, are entitled to receive retirement payments, deferred compensation or insurance benefits under various benefit plans of the Company or plans of the acquired entities that were assumed by the Company in connection with such acquisitions.

  ITEM 14.    Principal Accountant Fees and Services

Audit Fees. The aggregate fees payable to KPMG LLP (the “Auditors”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006, were $517,200. Included in this total were fees incurred in connection with KPMG’s audit and opinion on management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, as well as the reviews of financial statements included in the Company’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters and consultations on financial accounting and reporting standards arising during the course of the audit or reviews for that fiscal year.

The aggregate fees billed by the Auditors for professional services rendered for the fiscal year ended December 31, 2005 for the audit of the company’s annual financial statements and management’s assessment of internal controls over financial reporting and for the reviews of the financial statements included in the company’s quarterly reports on Form 10-Q for that fiscal year were $466,000.

Audit-Related Fees.  The aggregate fees billed by the Auditors for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported above, were $45,000 in the fiscal year ended December 31, 2006 and $53,300 in the fiscal year ended December 31, 2005. Such services consisted of benefit plan audits, issuance of reports in connection with agreed upon procedures and other reports.

Tax Fees. The aggregate fees billed by the Auditors for professional tax services were $82,707 in the fiscal year ended December 31, 2006 and $40,060 in the fiscal year ended December 31, 2005. In 2006 and 2005, all of the fees for tax services related to tax compliance advice and tax preparation services except for $3,500 in 2006 and $7,900 in 2005. Such services consisted of assistance in the preparation and review of Federal and state income tax filings, tax assistance relating to acquisitions, assistance in connection with audits, communications with taxing authorities and other tax matters.

All Other Fees. In 2006, there were $7,500 of other fees billed by the Auditors, other than the services described above. In 2005, there were $6,000 of other fees billed by the Auditors for permissible services rendered to the Company.

In accordance with its charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by the Auditors, subject to de minimus exceptions contained in the Exchange Act. These services may include audit services, audit-related services, tax preparation and compliance services, and other services. The Audit Committee may not delegate to management its responsibilities to pre-approve services performed by the independent auditors, but has delegated to the Committee Chairman, the authority to approve on behalf of the committee certain proposed services to be provided by the Auditors. All of the 2006 non-audit services described above were pre-approved by the Audit Committee in accordance with the committee’s policies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAF Bancorp, Inc. (Registrant)

:	By:	/s/Allen H. Koranda
Allen H. Koranda Chairman of the Board and Chief Executive Officer

April 30, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer