Form 10-Q
period 2007-04-30
MAF BANCORP INC
filed 2007-05-10
CIK 854662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                 (Mark one)

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes             No  X

The number of shares of common stock outstanding as of May 4, 2007: 32,948,388

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$166,874	198,391
Interest-bearing deposits	102,730	67,883
Federal funds sold	128,509	64,944

Total cash and cash equivalents	398,113	331,218
Investment securities available for sale, at fair value	289,594	529,998
Stock in Federal Home Loan Bank of Chicago, at cost	146,407	146,407
Mortgage-backed securities available for sale, at fair value	1,119,884	1,195,494
Mortgage-backed securities held to maturity (fair value $199,305 and $205,620)	204,638	212,302
Loans receivable held for sale	85,096	331,961
Loans receivable, net	7,294,573	7,448,591
Allowance for loan losses	(40,435)	(39,931)

Loans receivable, net of allowance for loan losses	7,254,138	7,408,660

Accrued interest receivable	46,746	50,372
Foreclosed real estate	3,721	3,942
Real estate held for development or sale	85,733	83,049
Premises and equipment, net	174,045	174,474
Bank-owned life insurance	151,330	149,497
Goodwill	386,526	387,980
Intangibles, net	37,304	36,882
Other assets	63,426	78,263

Total assets	$10,446,701	11,120,499

Liabilities and Stockholders' Equity
Liabilities
Deposits	$7,106,264	7,018,010
Borrowed funds	1,998,247	2,773,192
Junior subordinated debentures	67,011	67,011
Advances by borrowers for taxes and insurance	44,012	44,115
Accrued expenses and other liabilities	143,018	146,026

Total liabilities	9,358,552	10,048,354

Stockholders' equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 34,499,494 and 34,499,494 shares issued;
32,929,638 and 32,066,721 shares outstanding	345	345
Additional paid-in capital	569,298	569,142
Retained earnings, substantially restricted	591,447	579,651
Accumulated other comprehensive loss, net of tax	(5,868)	(8,476)
Treasury stock, at cost; 1,569,856 and 1,603,648 shares	(67,073)	(68,517)

Total stockholders' equity	1,088,149	1,072,145

Total liabilities and stockholders' equity	$10,446,701	11,120,499

See accompanying notes to unaudited consolidated financial statements

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended, March 31,
	2007	2006
Interest income:
Loans receivable	$119,063	115,786
Mortgage-backed securities available for sale	12,987	14,765
Mortgage-backed securities held to maturity	2,334	2,682
Federal Home Loan Bank of Chicago stock	1,224	1,308
Investment securities available for sale	4,112	5,650
Interest-bearing deposits and federal funds sold	2,152	1,324

Total interest income	141,872	141,515

Interest expense:
Deposits	55,833	38,552
Borrowed funds	23,771	34,494
Junior subordinated debentures	1,159	1,027

Total interest expense	80,763	74,073

Net interest income	61,109	67,442
Provision for loan losses	2,200	400

Net interest income after provision for loan losses	58,909	67,042

Non-interest income:
Net gain (loss) on sale of:
Loans receivable	3,223	2,980
Mortgage-backed securities	64	—
Investment securities	1,795	—
Foreclosed real estate	(54)	(43)
Deposit account service charges	9,548	8,862
Other loan fees	1,607	1,916
Bank-owned life insurance	1,859	1,494
Brokerage and insurance commissions	1,579	1,507
Loan servicing fees	833	785
Income from real estate operations	43	852
Other	2,442	2,494

Total non-interest income	22,939	20,847

Non-interest expense:
Compensation and benefits	28,032	27,433
Office occupancy and equipment	8,405	7,989
Advertising and promotion	1,517	1,739
Data processing	2,497	2,666
Amortization of core deposit intangibles	865	1,016
Other	8,623	8,965

Total non-interest expense	49,939	49,808

Income before income taxes	31,909	38,081
Income taxes	10,914	13,001

Net income	$20,995	25,080

Basic earnings per share	$.64	.75
Diluted earnings per share	.63	.74

Average common and common equivalent shares outstanding:
Basic	32,921,898	33,377,094
Diluted	33,515,596	34,018,127
Dividends declared per common share	$.27	.25

See accompanying notes to unaudited consolidated financial statements

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock	Total
Balance at December 31, 2005	$336	527,131	537,140	(19,391)	(67,037)	978,179

Comprehensive income:
Net income	—	—	84,583	—	—	84,583
Other comprehensive income, net of tax:
Unrealized holding gain during the year	—	—	—	19,406	—	19,406
Reclassification adjustment of losses
included in net income	—	—	—	(8,187)	—	(8,187)

Total comprehensive income	—	—	84,583	11,219	—	95,802

Adjustment to initially apply SFAS No. 158, net of
tax	—	—	—	(304)	—	(304)
Exercise of 460,196 stock options and reissuance of
treasury stock from option exercise and 7,842
shares from restricted stock unit awards	1	1,386	(8,787)	—	14,372	6,972
Issuance of 2,343,186 shares for the acquisition of
EFC Bancorp and the conversion of 168,690 EFC
Bancorp stock options	8	38,905	—	—	66,138	105,051
Purchase of 1,917,379 shares of treasury stock	—	—	—	—	(81,990)	(81,990)
Tax benefits from stock-related compensation	—	1,720	—	—	—	1,720
Cash dividends declared, $1.00 per share	—	—	(33,285)	—	—	(33,285)

Balance at December 31, 2006	$345	569,142	579,651	(8,476)	(68,517)	1,072,145

Comprehensive income:
Net income	—	—	20,995	—	—	20,995
Other comprehensive income, net of tax:
Unrealized holding gain during the year	—	—	—	1,394	—	1,394
Less: reclassification adjustment of gains
included in net income	—	—	—	1,223	—	1,223
Amortization of SFAS 158 transition obligation,
net of tax	—	—	—	(9)	—	(9)

Total comprehensive income	—	—	20,995	2,608	—	23,603

Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007	—	—	53	—	—	53
Exercise of 23,677 stock options and reissuance of
treasury stock upon option exercises and vesting
of 10,199 restricted stock units	—	—	(361)	—	1,444	1,083
Tax benefits from stock-related compensation.	—	156	—	—	—	156
Cash dividends declared, $.27 per share	—	—	(8,891)	—	—	(8,891)

Balance at March 31, 2007	$345	569,298	591,447	(5,868)	(67,073)	1,088,149

See accompanying notes to unaudited consolidated financial statements

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$20,995	25,080
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and deferred loan fees	770	714
Provision for loan losses	2,200	400
Net gain on sale of loans receivable	(3,223)	(2,980)
Net gain on sale of investment and mortgage-backed securities	(1,859)	—
Net gain on real estate held for development or sale	(43)	(852)
Amortization and recovery of mortgage servicing rights, net	1,261	1,201
Depreciation and amortization	4,407	4,080
Amortization of core deposit intangibles	865	1,016
Deferred income tax expense	2,094	1,183
(Increase) Decrease in accrued interest receivable	3,626	(244)
Increase in cash surrender value of bank-owned life insurance	(1,859)	(1,494)
Net decrease in other assets and liabilities, net of effects from acquisitions	6,851	3,792
Tax benefit for stock options exercised	156	761
Excess tax benefits realized on exercise of stock compensation	(80)	(750)
Loans originated and purchased for sale	(210,779)	(246,232)
Sale of loans originated and purchased for sale	459,875	258,126

Net cash provided by operating activities	285,257	43,801

Investing activities:
Loans originated and purchased for investment	(398,601)	(591,563)
Principal repayments on loans receivable	549,337	588,910
Principal repayments on mortgage-backed securities	55,147	66,542
Proceeds from maturities of investment securities available for sale	20,869	43,749
Proceeds from sale of:
Investment securities available for sale	243,222	34,484
Mortgage-backed securities available for sale	292,512	—
Real estate held for development or sale	2,171	5,633
Purchases of:
Investment securities available for sale	(22,295)	(27,145)
Mortgage-backed securities available for sale	(259,303)	(36,237)
Real estate held for development or sale	(2,958)	(9,704)
Premises and equipment	(3,979)	(4,081)
Cash paid for acquisitions, net of cash received	—	(46,883)

Net cash provided by investing activities	476,122	23,705

Financing Activities:
Proceeds from:
FHLB of Chicago advances	79,500	620,000
Unsecured bank term loan	—	52,000
Unsecured line of credit	—	10,000
Reverse repurchase agreements	125,000	50,000
Repayments of:
FHLB of Chicago advances	(927,000)	(625,000)
Reverse repurchase agreements	(50,000)	(100,000)
Net increase (decrease) in:
Deposits	88,155	(3,362)
Other short-term borrowings	(2,536)	(19,505)
Advances by borrowers for taxes and insurance	(103)	2,382
Proceeds from exercise of stock options	643	7,639
Excess tax benefits realized on exercise of stock compensation	80	750
Purchase of treasury stock	—	(31,775)
Cash dividends paid	(8,223)	(7,375)

Net cash used in financing activities	(694,484)	(44,246)

(Continued)

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Increase decrease in cash and cash equivalents	66,895	23,260
Cash and cash equivalents at beginning of period	331,218	246,029

Cash and cash equivalents at end of period	$398,113	269,289

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest on deposits and borrowed funds	$84,446	69,397
Income taxes	(2,512)	1,684
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	1,687	1,531
Treasury stock received for withholding tax liability related to stock option exercises and
restricted stock unit vesting (84 and 6,769 shares)	4	290
Treasury stock received for stock option exercises (0 and 11,853 shares)	—	508

Acquisition:
Assets acquired	$—	1,052,353
Common stock issued	—	100,977

Cash paid	$—	(68,350)
Cash acquired	—	21,467

Net cash paid for acquisitions	$—	(46,883)

See accompanying notes to unaudited consolidated financial statements

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In our opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

        The consolidated financial statements include the accounts of MAF Bancorp, Inc., or Company, Mid America Bank, fsb including subsidiaries, or Bank, and MAF Developments, Inc., or MAFD, for the three month periods ended March 31, 2007 and 2006, and as of March 31, 2007, and December 31, 2006. All material intercompany balances and transactions have been eliminated in consolidation.

(2) Statement of Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(3) Reclassifications

        Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. The statement of changes in stockholders’ equity for the year ended December 31, 2006 included herein has been modified from the presentation in the Company’s Annual Report on Form 10-K/A. As modified, the transition adjustment of $304,000, net of tax, related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”), is presented as a direct component of accumulated other comprehensive income (loss), separate from comprehensive income. Management has determined that the effect on the statement of changes in stockholders’ equity of this change in presentation was not material to the 2006 consolidated financial statements taken as a whole.

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

	For the Three Months Ended March 31,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$20,995	32,921,898	$.64	$ 25,080	33,377,094	$.75

Effect of dilutive securities- stock options		593,698			641,033

Diluted earnings per share:
Income available to common shareholders
plus assumed conversions	$20,995	33,515,596	$.63	$ 25,080	34,018,127	$.74

(5) Income Taxes

        Adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), was effective January 1, 2007. Giving effect to our evaluation of uncertain tax

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

positions in accordance with FIN 48, the total amount of unrecognized tax benefits (the aggregate tax effect of differences between tax return positions and the benefits we recorded in our financial statements) at January 1, 2007 is $10.0 million, ($10.3 million at March 31, 2007). The net effect on our income, if we were to recognize all of these unrecognized tax benefits, is $6.4 million at January 1, 2007. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

        The Company recognizes interest and penalties that may be associated with unrecognized tax benefits in the provision for income taxes. The amount of interest accrued as of the date we adopted FIN 48 (January 1, 2007) was $2.0 million ($2.1 million at March 31, 2007). No penalties have been accrued.

        The Company files income tax returns in the U.S. Federal, Illinois and Wisconsin jurisdictions. Tax years that remain open and subject to examination by the U.S. Federal authorities include years ending in 2003 – 2006. Tax years that remain open and subject to audit in Illinois and Wisconsin include years ending in 1998 – 2006, and 2002-2006, respectively. The Company is currently being examined by the Illinois Department of Revenue(“IDR”) for the tax years 1998-2003. As part of its audit of state income tax returns for 1999-2001, the IDR issued a proposed adjustment in January 2007 that reflected the disallowance of the real estate investment trust dividends paid deduction for the years under examination. The Company disagrees with the proposed IDR adjustment and is defending its tax filing positions.

(6) Goodwill and Intangible Assets

        Goodwill has a net carrying amount of $386.5 million at March 31, 2007 and $388.0 million at December 31, 2006. The decrease in goodwill of $1.5 million was due to a FIN 48 adjustment recorded as of January 1, 2007. We evaluate goodwill for impairment at least annually. We completed an evaluation as of May 31, 2006, and no impairment was deemed necessary as a result of our analysis.

        The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2006	$19,333	17,549	36,882
Additions	—	2,548	2,548
Amortization expense	(865)	(1,261)	(2,126)

Balance at March 31, 2007	$18,468	18,836	37,304

(1)	The estimated fair values of mortgage servicing rights at March 31, 2007 and December 31, 2006 were $28.2 million and $25.3 million, respectively.

        The following is a summary of intangible assets subject to amortization:

	As of March 31, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$40,055	(21,587)	$40,055	(20,722)
Mortgage servicing rights (1)	26,549	(7,713)	24,653	(7,104)

Total	$66,604	(29,300)	$64,708	(27,826)

        Amortization expense for core deposit intangibles and mortgage servicing rights for the three months ended March 31, 2007, and estimates for the nine months ending December 31, 2007, and five years thereafter are as follows. Core deposit estimates are on an accelerated basis over the estimated life of the core deposit asset and estimates for mortgage servicing rights assume current prepayment speeds as of March 31, 2007.

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate amortization expense:
For the three months ended March 31, 2007	$865	1,261

Estimated amortization expense:
for the nine months ending December 31, 2007	2,600	3,400
for the year ending December 31, 2008	2,900	3,700
for the year ending December 31, 2009	2,500	3,100
for the year ending December 31, 2010	2,200	2,600
for the year ending December 31, 2011	2,200	2,200
for the year ending December 31, 2012	1,900	1,900

(7) Share-Based Incentive Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R requires us to recognize compensation expense in an amount equal to the fair value of all share-based payments. We elected to apply SFAS 123R on a modified prospective method, which requires us to record compensation expense for newly granted options and over the remaining vesting period for previous awards that were fully or partially unvested as of the date of adoption of SFAS No. 123R. Under the modified prospective method, the financial statements for prior periods do not reflect any adjusted amounts. We utilize the Black-Scholes option-pricing model to determine the grant date value of stock options.

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

        In connection with stock options exercised during the three months ended March 31, 2007, we received $643,000 of cash from the exercise of the options. In addition, we realized $156,000 in tax benefits from these exercises. Participants in the stock option plans realized an intrinsic value of $421,000 from the exercise of these options during the three months ended March 31, 2007.

        We have also granted restricted stock units, or RSUs, to employees and directors. An RSU award entitles the recipient to receive a like number of shares of our stock on certain designated vesting dates, assuming their employment/service is still active as of such dates. RSUs granted to employees in 2006 vest over a 3-year period or 5-year period while RSUs granted to non-employee directors in 2006 will vest on the day prior to the 2007 annual meeting of shareholders. RSUs granted to employees in years prior to 2006 vest ratably over a three- to five-year period. We expense the fair value of RSUs, determined as of the date of grant, ratably over the vesting period, or, in the case of RSUs granted prior to 2006, over a shorter period to the recipient’s retirement eligibility age. All RSUs become fully vested upon a change in control. RSU-related compensation expense totaled $349,000 and $112,000 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively.

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

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

        A summary of activity under our share-based incentive plans for the three months ended March 31, 2007, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Options outstanding at December 31, 2006	3,077,015	$33.82
Plus:
Options granted	—	—
Less:
Options exercised	(23,677)	27.16
Options cancelled or expired	(2,250)	32.79

Options outstanding at March 31, 2007	3,051,088	$33.87	5.24	$24,883

Options exercisable at March 31, 2007	3,051,088	$33.87	5.24	$24,883

	Number of RSUs	Weighted average grant date fair value	Weighted average term to vest (in years)	Aggregate intrinsic value(3) (in thousands)
RSUs outstanding at December 31, 2006	128,987	$44.31
Plus: RSUs granted	—	—
Less:
RSUs vested	(7,130)	43.82
RSUs cancelled	(937)	43.98

RSUs outstanding at March 31, 2007(2)	120,920	$44.34	2.39	$4,989

(1)	Stock option intrinsic value represents the number of shares subject to options multiplied by the excess, if any, of the market price of the common stock underlying the options on the date shown over the weighted average exercise price.

(2)	The end of period RSU balance consists only of unvested shares.

(3)	RSU intrinsic value represents the number of RSUs multiplied by the market price of the common stock underlying the outstanding units at period end.

        There are 78,824 shares available for grant of share-based awards under the Incentive Plan at March 31, 2007.

(8) Post-Retirement Plans

        We sponsor a supplemental executive retirement plan, or SERP, for the purpose of providing certain retirement benefits to executive officers and other corporate officers approved by the Board of Directors. We also sponsor a partially subsidized group long-term medical plan for the purpose of providing certain directors and former employees and directors with post-retirement medical benefits. The benefits under the SERP and long-term medical plan are not pre-funded and there are no plan assets. Benefits are funded on a pay-as-you-go basis. The group long-term medical plan was amended January 1, 2005, to eliminate the retiree subsidy for future retiree participants effective January 1, 2006. Employees who retired prior to 2006 are grandfathered and depending on years of service, up to 40% of the premium and projected claim costs continue to be subsidized for each of those participants.

        The components of the net periodic benefit cost of our post retirement plans are as follows:

	For the Three Months Ended March 31,
	SERP		Long-term medical plan
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$228	233	$—	—
Interest cost	133	114	7	6
Expected benefit payments	—	—	(10)	(9)
Unrecognized prior-service cost	—	—	13	15
Unrecognized net loss	2	18	(29)	(29)

Net periodic benefit cost	$363	365	$(19)	(17)

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

(9) Commitments and Contingencies

        At March 31, 2007, we had outstanding commitments to originate and fund loans of $497.6 million, including $221.0 million of fixed-rate loans and $220.7 million of primarily hybrid adjustable-rate loans with primarily initial fixed-rate terms of 3, 5 or 7 years as well as $55.9 million of home equity lines of credit. Prospective borrowers had locked the interest rate on $99.0 million of these commitments, of which $51.2 million were fixed-rate mortgage or home equity loans, with rates averaging 6.53%, and $47.8 million were adjustable rate loans with rates averaging 7.03%. The interest rates on the remaining commitments of $398.6 million float at current market rates. Included in the outstanding commitments were $81.6 million of business banking loans. In addition, at March 31, 2007, we had outstanding forward commitments to sell $114.2 million of mortgage and home equity loans of which $85.1 million relate to loans held for sale and $29.1 million are unfunded as of March 31, 2007.

        At March 31, 2007, we had outstanding standby letters of credit totaling $105.8 million, including $14.0 million related to our land development projects. We could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless.

        At March 31, 2007, we had $16.9 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program, or MPF, $28.3 million of loans sold with recourse to other investors, and approximately $17.6 million of credit risk related to loans with private mortgage insurance in force in the Bank’s captive reinsurance subsidiary. There are no expected losses and no recorded liabilities at March 31, 2007 for such exposure.

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

	Three Months Ended March 31,
	2007			2006
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$141,872	—	141,872	$141,515	—	141,515
Interest expense	81,815	(1,052)	80,763	74,145	(72)	74,073

Net interest income	60,057	1,052	61,109	67,370	72	67,442
Provision for loan losses	2,200	—	2,200	400	—	400
Non-interest income	22,896	43	22,939	19,855	852	20,707
Non-interest expense	45,353	305	45,658	45,253	336	45,589
Depreciation expense	4,276	5	4,281	4,064	15	4,079

Income before income taxes	31,124	785	31,909	37,508	573	38,081
Income tax expense	10,639	275	10,914	12,773	228	13,001

Net income	$20,485	510	20,995	$24,735	345	25,080

Average assets	$10,395,374	92,907	10,488,281	$11,080,951	68,352	11,149,303

Total revenues	$82,989	1,097	84,086	$29,367	951	30,318

(11) Subsequent Event

        On May 1, 2007, the Company announced that it had entered into a definitive agreement with National City Corporation pursuant to which Natinal City will acquire MAF Bancorp, Inc. Under the terms of the agreement, MAF Bancorp, Inc. stockholders will receive a fixed price of $56 per share, subject to certain adjustments, payable in National City common stock in a tax-free exchange. The exchange ratio will be based on the average closing price of the National City common stock for the 20 trading days immediately preceding the date of Federal Reserve Board approval of the transaction. Subject to regulatory and MAF

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

Bancorp, Inc. stockholder approvals, the transaction is currently expected to close in the fourth quarter of 2007.

(12) New Accounting Pronouncements

        The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure financial instruments and certain other items at fair value at specified election dates. Once adopted, fair value measurements are applied prospectively and are irrevocable. Unrealized gains or losses attributed to the fair value option are to be recognized in earnings at each subsequent reporting date. This statement is effective as of the beginning of the first fiscal year after November 15, 2007 with early adoption permitted if the entity also elects to adopt SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial condition and results of operations.

        Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. In March 2007, the Emerging Issues Task Force, or EITF, of FASB reached a consensus in EITF 06-10. This requires an employer to measure the asset associated with collateral-assignment split-dollar life insurance based on the arrangement’s terms and to record a liability for a post-retirement benefit if the employer has agreed to maintain the employee’s life insurance policy during the employee’s retirement or provide the employee with a death benefit. The consensus is effective for fiscal years beginning after December 15, 2007 with early adoption permitted as of the beginning of the fiscal year. The Company will evaluate its life insurance policies for such arrangements and does not expect this will have a material effect on our consolidated financial condition and results of operations.

        Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial condition and results of operations.

        Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. In September 2006, FASB ratified the consensus reached by the EITF in Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires companies with split-dollar life insurance policies that provide a benefit to an employee that extends to post retirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Retirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We are currently evaluating the impact, if any, that EITF 06-4 will have on our consolidated financial condition and results of operations.

        Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. In September 2006, FASB ratified the consensus reached by the EITF, in Issue No. 06-5. “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 concluded that companies purchasing a life insurance policy including COLI or BOLI should record the amount that could be

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 will be effective for fiscal years beginning after December 15, 2006. We adopted EITF 06-5 in January 2007 with no material impact on our consolidated financial condition and results of operations.

        Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties. FIN 48 prescribes that tax benefits relating to a particular tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. Tax benefits for a tax position that meets this threshold are recognized in an amount equal to the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 resulted in an increase to retained earnings of $53,000, and a decrease to goodwill of $1.5 million as of January 1, 2007.

        Accounting for Servicing of Financial Assets. In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from (1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, (2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or (3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. We adopted this pronouncement January 1, 2007 and utilize the amortization method. The implementation did not have a material effect on our consolidated financial results.

        Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. This statement is effective for the first fiscal year beginning after September 2006. We adopted this pronouncement January 1, 2007. The implementation did not have a material effect on our consolidated financial results.

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
Three Months Ended March 31, 2007 and 2006
(Unaudited)

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

        Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates or further inversion of the yield curve, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, higher than expected compliance costs, changes in economic conditions which result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, financial services and residential real estate in the Company’s market areas, delays in the closing of existing lot sale contracts, deterioration in local housing markets, the possible short-term dilutive effect of other potential acquisitions, if any, and changes in accounting principles, policies and guidelines. Risks and uncertainties related to the Company’s pending merger with National City Corporation include possible difficulty in obtaining necessary governmental approval of the merger on the proposed terms and schedule or at all; whether our stockholders approve the merger; and potential disruption from the transaction which might make it more difficult to maintain relationships with our customers, employees or suppliers. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Critical Accounting Policies and Estimates

        Our financial condition and results of operations presented in this report are prepared in conformity with U.S. generally accepted accounting principles, as more fully described in Note 1 of the consolidated financial statements found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, in “Item 8. Financial Statements and Supplementary Data.” The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense, as well as related disclosures of contingencies. Our judgment is based on historical experience, terms of existing contracts, market trends, and other information available. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity.

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

        Valuation of mortgage servicing rights. We capitalize the value of mortgage servicing rights upon the sale of loans. We determine the initial value by allocating the previous carrying amount of the sold loans based on the relative fair values of the servicing rights retained and the loans that are sold to a third party. The estimated values take into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance. The estimated value of the mortgage servicing rights is affected by assumptions relating to loan prepayment speeds, earnings on escrow funds, and interest rate used to discount to present value the estimated future cash flow stream. Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights quarterly on a disaggregated basis using current estimates of prepayment speed, cash flow and discount rates. Changes in these estimates impact fair value, and could require us to record a valuation allowance or recovery. We did not have a valuation allowance at March 31, 2007 or December 31, 2006.

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

        While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and related amortization expense. For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in an acquisition, the value of those mortgage loans we acquired may have been less and the goodwill we recorded may have been greater. Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in the current period. Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets, which adversely affect their value or shortens estimated lives, would adversely affect our results of operations. At March 31, 2007, our goodwill was $386.5 million and our identifiable intangible assets (core deposits) amounted to $18.5 million. We recorded $865,000 and $1.0 million of amortization of core deposit intangibles during the three months ended March 31, 2007 and March 31, 2006. Based on our evaluations, there was no goodwill impairment recorded during 2006 or the three months ended March 31, 2007.

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

        We periodically undergo examination by various governmental taxing authorities. We may be required to change the amount of tax expense we have recorded for certain periods if an agency’s interpretations of tax law differ from those of management, based on judgments about information available to the agency at the time of their examinations. There can be no assurance that future events, such as court decisions, new interpretations of existing law or positions by federal or state taxing authorities, will not result in tax liability amounts that differ from management’s current assessment of such amounts, the impact of which could be significant to future results.

        Temporary differences may give rise to deferred tax assets, which are recorded on our balance sheet. We assess the likelihood that deferred tax assets will be realized in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Although the Company has established valuation allowances relating to certain deferred tax assets, there is no guarantee that the tax benefits associated with other deferred tax assets for which no valuation allowance has been established, will be fully realized.

        In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. Management periodically reviews and evaluates the status of uncertain tax positions and may establish tax reserves for estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on management’s evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. FIN 48 provides new accounting for uncertain income tax positions and is effective for 2007. See “New Accounting Pronouncements” and footnotes to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Performance Overview

        The following table provides selected financial and performance information for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except for per share data)
Net income	$20,995	25,080
Diluted earnings per share	.63	.74
Return on average assets(1)	.80%	.90
Return on average equity(1)	7.78	9.61
Return on average tangible equity(1),(2)	12.46	15.03
Average interest-earning assets	$9,358,427	10,230,506
Net interest income	61,109	67,442
Net interest margin	2.61%	2.64
Non-interest income	$22,939	20,847
Non-interest expense	49,939	49,808
Efficiency ratio(3)	60.76%	56.42

	March 31, 2007	December 31, 2006	March 31, 2006
Book value per share	$33.04	32.59	31.50
Tangible book value per share(2)	20.74	20.21	19.37
Stockholders' equity to total assets	10.42%	9.64	9.24
Tangible stockholders' equity to tangible assets(2)	6.71	6.21	6.00

(1)	Annualized.

(2)	See “Non-GAAP Financial Information” starting on page 18.

(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain (loss) on sale of mortgage-backed and investment securities and premises and equipment.

        The decline in our results for the three months ended March 31, 2007 compared to March 31, 2006 reflects the current adverse business conditions for the mortgage origination and housing markets and the continued flat to inverted yield curve environment.

        The weak housing market conditions and tightened underwriting standards in the mortgage industry have negatively impacted loan origination volumes, mortgage banking income as well as lot sale activity in our Springbank development. Additionally, higher levels of charge-offs and non-performing loans coupled with declining home values have necessitated higher provisions for loan losses.

        Our steady net interest margin between quarters reflects the positive effect of our balance sheet restructuring which we successfully completed early in 2007. Without the restructuring, our net interest margin would have been well below last year’s first quarter, due to the impact of the inverted yield curve and higher competition for deposits in our local markets, and we would have recorded lower net interest income in the first quarter of 2007.

        We have reduced our average interest-earning assets by $872 million since the first quarter of 2006 by selling more of our adjustable rate loan production and through our balance sheet restructuring. Our strategy has been to significantly deleverage our balance sheet in the current difficult yield curve environment rather than commit capital to inadequate returns on narrow interest rate spreads. This has resulted in substantially higher capital ratios pending redeployment of excess capital when more attractive investment opportunities become available.

        The strategic decrease in our earning asset base led to the increase in our efficiency ratio to 60.76% from 56.42%, despite reporting flat year over year non-interest expense. Cost control initiatives continued throughout the quarter, including reducing staff in the mortgage loan department and other back office departments.

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

        Tangible Book Value Per Share. Tangible book value per share is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) common shares outstanding. The following table presents a reconciliation of stockholders’ equity to tangible stockholders’ equity (in thousands):

	At
	3/31/07		12/31/06		3/31/06
	Amount	Per share	Amount	Per share	Amount	Per share
Stockholders' equity - as reported	$1,088,149	$33.04	$1,072,145	$32.59	$1,066,304	$31.50
Goodwill	(386,526)	(11.74)	(387,980)	(11.79)	(388,070)	(11.46)
Core deposit intangibles	(18,468)	(0.56)	(19,332)	(0.59)	(22,626)	(0.67)

Tangible stockholders' equity	$683,155	$20.74	$664,833	$20.21	$655,608	$19.37

        Tangible Stockholders’ Equity to Tangible Assets. Tangible stockholders’ equity to tangible assets is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) total assets less the sum of goodwill and core deposit intangibles. The following table presents a reconciliation of total assets to tangible assets (in thousands):

	At
	3/31/07	12/31/06	3/31/06
Total assets - as reported	$10,446,701	$11,120,499	$11,534,062
Goodwill	(386,526)	(387,980)	(388,070)
Core deposit intangibles	(18,468)	(19,332)	(22,626)

Tangible total assets	$10,041,707	$10,713,187	$11,123,366

        Return on Average Tangible Stockholders’ Equity. Return on average tangible stockholders’ equity is calculated by dividing (a) annualized net income by (b) average stockholders’ equity less average goodwill and core deposit intangibles. The following table presents a reconciliation of average stockholders’ equity to average tangible stockholders’ equity (in thousands):

	Three Months Ended
	3/31/07	12/31/06	3/31/06
Average stockholders' equity	$1,079,367	$1,067,914	$1,043,472
Average goodwill	(386,526)	(387,870)	(357,331)
Average core deposit intangibles	(19,034)	(20,012)	(18,712)

Average tangible stockholders' equity	$673,807	$660,032	$667,429

Net Interest Income and Net Interest Margin

        Net interest income decreased by $6.3 million to $61.1 million for the three months ended March 31, 2007, compared to $67.4 million for the three months ended March 31, 2006. The decline in net interest income is a combination of the positive impact of our balance sheet restructuring being offset by the rise in our cost of deposits, as well as a $872 million reduction in average interest earning assets compared to only a $692 million decrease in interest-bearing liabilities. This change is a result of the acquisition of EFC in the prior year first quarter, which added nearly $100 million of intangible assets to the balance sheet, the Company selling more of its adjustable rate loan production, the repurchase of $50 million of common stock since the first quarter of 2006, the increase in average real estate held for development as well as increased investment in bank owned life insurance (earnings on which are recorded as non-interest income), also contributed to the year over year decline in net interest income.

        Our net interest margin declined to 2.61% for the quarter compared to 2.64% in the previous year quarter, but rose dramatically from 2.35% for the fourth quarter of 2006. The linked quarter increase in our net interest margin was primarily due to the positive impact of the balance sheet restructuring we completed during the current quarter. The three basis point decline in the net interest margin for the current quarter compared to the prior year quarter is due to an increase in average asset yields of 54 basis points, offset by a 57 basis point increase in the cost of liabilities. Average interest earning asset yields improved to due the sale of $750 million of assets yielding less than 4.35%, well below the average yield on our overall earning assets. Average cost of interest-bearing liabilities increased due to a 92 basis point increase in our average cost of deposits, offset by only an 18 basis point increase in average borrowed funds. Our restructuring transaction repaid $500 million of higher cost liabilities, and did not include the divestiture of any deposits, the cost of which rose due to higher short-term interest rates, and the continued shift of low cost core deposits into higher cost money market and certificate of deposit accounts.

        During the current quarter, we continued to limit asset growth in our lowest yielding asset categories, one- to four-family first mortgage loans and investment and mortgage-backed securities, as the continued inverted yield curve has caused the spread to funding costs on these assets to be lower than what we believe makes sense for the use of capital. We accomplished this by selling a majority of our current loan production, as well as $210 million of 5/1 hybrid ARM one-to four-family loans as part of our balance sheet restructuring, which in aggregate had an average yield of under 4.50%.

Average Balances/Rates

        The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. The yield/cost calculations at March 31, 2007 and 2006 include fees that are considered adjustments to yield.

	Three Months Ended March 31,
	2007			2006			At March 31, 2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable	$7,547,028	119,063	6.35%	$7,920,161	115,786	5.88%	$7,379,669	6.45%
Mortgage-backed securities	1,250,266	15,321	4.90	1,546,426	17,447	4.51	1,324,522	4.86
Stock in FHLB of Chicago	146,407	1,224	3.39	173,938	1,308	3.05	146,407	2.80
Investment securities	307,221	4,112	5.43	515,189	5,650	4.45	289,594	5.50
Interest-bearing deposits and federal
funds sold(1)	107,505	2,152	8.12	74,792	1,324	7.18	231,239	6.08

Total interest-earning assets	9,358,427	141,872	6.10	10,230,506	141,515	5.56	9,371,431	6.13
Non-interest earning assets	1,129,854			918,797			1,075,270

Total assets	10,488,281			11,149,303			10,446,701

Liabilities and stockholders' equity:
Deposits	6,450,218	55,833	3.51	6,045,139	38,552	2.59	6,509,879	3.62
Borrowed funds	2,145,018	23,771	4.49	3,242,230	34,494	4.31	1,998,247	4.67
Junior subordinated debentures	67,011	1,159	6.92	67,011	1,027	6.13	67,011	6.91

Total interest-bearing liabilities	8,662,247	80,763	3.78	9,354,380	74,073	3.21	8,575,137	3.89
Non-interest bearing deposits	565,283			558,676			596,385
Other liabilities	181,384			192,775			187,030

Total liabilities	9,408,914			10,105,831			9,358,552
Stockholders' equity	1,079,367			1,043,472			1,088,149

Liabilities and stockholders' equity	$10,488,281			$11,149,303			$10,446,701

Net interest income/ interest rate spread		61,109	2.32%		67,442	2.35%		2.24%

Net earning assets/net yield on average
interest-earning assets	$696,180		2.61%	$876,126		2.64%	$796,294

Ratio of interest-earning assets to
interest-bearing liabilities			108.04%			109.37%		109.29%

(1)	Includes pro-rata share of interest income received on outstanding drafts payable.

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

	Three Months Ended March 31, 2007 Compared to March 31, 2006 Increase (Decrease)
	Total Change	Due to Volume	Due to Rate
	(Dollars in thousands)
Interest income:
Loans receivable	$3,277	(5,679)	8,956
Mortgage-backed securities	(2,126)	(3,540)	1,414
Investment securities	(1,538)	(2,628)	1,090
Stock in FHLB of Chicago	(84)	(223)	139
Interest-bearing deposits and federal funds sold	828	637	191

Total	357	(11,433)	11,790

Interest expense:
Interest-bearing deposits	17,281	2,729	14,552
Borrowed funds	(10,723)	(12,141)	1,418
Junior subordinated debentures	132	—	132

Total	6,690	(9,412)	16,102

Net change in net interest income	$(6,333)	(2,021)	(4,312)

Provision for Loan Losses

        We recorded a $2.2 million provision for loan losses for the three months ended March 31, 2007 compared to $400,000 in the prior year period. Net charge-offs for the three months ended March 31, 2007 were $1.7 million compared to $168,000 for the three months ended March 31, 2006. The increase in charge-offs in the three months ended March 31, 2007 compared to the comparable period in 2006 primarily relates to higher loan-to-value home equity lines of credit. See page 28 for a discussion of activity in our allowance for loan losses.

        The provision for loan losses is primarily the result of the increased level of charge-offs, shift in the mix of the portfolio, and higher non-performing loans. At March 31, 2007, our allowance for loan losses was $40.4 million, or .55% of total loans receivable, compared to $39.9 million, or .54% at December 31, 2006, and $41.0 million or .51% at March 31, 2006. In management’s judgment, the allowance for loan losses is adequate at March 31, 2007.

Non-Interest Income

        Non-interest income in the current three month period increased $2.1 million or 10%, compared to the three months ended March 31, 2006, primarily as a result of investment securities gains.

Loan Originations, Sales and Servicing

	Three Months Ended
	3/31/07	3/31/06
	(Dollars in thousands)
One- to Four-Family Originations and Purchases
Fixed-rate	$125,931	126,966
Adjustable rate	137,554	251,109

Total	$263,485	378,075

Fixed-rate %	48%	34
Adjustable rate %	52	66
Refinance %	49	32

Loan Sales
One- to four-family fixed-rate	$132,655	131,503
One- to four-family adjustable rate	295,264	91,900

Total one-to four-family	427,919	223,403
Equity lines of credit and home equity loans	29,725	32,534

Total loans sold	$457,644	255,937

Gain on sale of one- to four-family mortgages	$2,949	2,378
Gain on sale of equity lines of credit	274	602

Total loan sale gains	$3,223	2,980

Margin on one- to four-family loan sales	.69%	1.06

Loan Servicing
Loan servicing fee income	$833	785
Capitalized mortgage servicing rights as a percentage
of loans serviced for others	.63%	.68

        During 2007, we have experienced a 30% decline in our one- to four-family loan origination volume, largely due to an overall slowdown in the mortgage industry. In light of higher delinquencies and foreclosures primarily related to the sub-prime lending sector, secondary market purchasers have tightened their underwriting guidelines, which has reduced overall mortgage lending volume, and further slows housing turnover which has diminished the demand for mortage products in our markets and heightened competition.

        Loan sales were up significantly compared to a year ago due to the sale of 5/1 hybrid ARMs sold as part of our restructuring transaction. We also sold a larger percentage of our current production to limit balance sheet growth. We also continued to sell equity line of credit loans during the current quarter as a means of controlling credit risk in our loan portfolio. Margins on our loan sales have decreased in light of the weak mortgage and housing market conditions.

        Loan servicing income increased on a year-over-year basis primarily due to the above-mentioned increase in loan sales, as well as lower mortgage servicing rights amortization expense, due to slower prepayments in the servicing portfolio and despite the sale of $963 million of mortgage servicing rights in the fourth quarter of 2006.

Gain on Sale of Investment Securities

        During the current quarter we recorded $1.8 million of gains from the sale of $16 million of government sponsored entity, or GSE, preferred stocks. A large portion of these gains recover previous other than temporary impairment losses we recorded in prior periods.

Deposit Account Service Charges

	At or For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Deposit service fees	$9,548	8,862
Deposit service fees/total revenue(1)	11.4%	10.0%
Number of checking accounts	264,800	267,100

(1)	Total revenue equals net interest income plus non-interest income.

        We had a 7.7% increase in deposit account service charges for the current three month period compared to the previous year period, primarily reflecting higher debit card usage and higher consumer overdraft activity. The expansion of the deposit base relating to the February 2006 EFC acquisition also increased our overall service fees.

Real Estate Development Operations

	At or For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Real estate development income	$43	852
Residential lot sale closings	3	55
Pending lot sales at quarter end	28	28
Investment in real estate held for development
or sale	$85,733	55,082

        The housing slump has significantly slowed lot sale activity in our Springbank development. We closed only three lot sales during the first quarter of 2007 compared to 55 in the first quarter of 2006. The increase in the balance of investment in real estate as compared to a year ago relates primarily to development cost expenditures in the Springbank project. Investment in real estate also includes $8.8 million paid to complete the purchase of 160 acres of land in Plainfield, Illinois near Springbank acquired in the second quarter of 2006 for future development. The contract had been pending for several years.

Non-Interest Expense

        The following table identifies changes in our non-interest expense for the three- month periods indicated:

	For the Three Months Ended March 31,
	2007	2006	Percentage Increase (Decrease)
	(Dollars in thousands)
Compensation	$20,955	20,054	4.5%
Employee benefits	7,077	7,379	(4.1)

Total compensation and benefits	28,032	27,433	2.2

Office occupancy	6,517	5,857	11.3
Furniture, fixture and equipment	1,888	2,132	(11.4)
Advertising and promotion	1,517	1,739	(12.8)
Data processing	2,497	2,666	(6.3)
Amortization of core deposit intangibles	865	1,016	(14.9)
Other expenses:
Professional fees	777	774	0.4
Stationery, brochures and supplies	670	783	(14.4)
Postage	632	741	(14.7)
Telephone	538	486	10.7
Transaction fraud losses, net	609	466	30.7
Correspondent banking services	389	452	(13.9)
Title fees, recording fees and credit reports	444	467	(4.9)
Security	513	408	25.7
Insurance	557	470	18.5
FDIC premiums and OTS assessment	658	623	5.6
Real estate held for investment (1)	857	997	(14.0)
Other	1,979	2,298	(13.9)

Total other expenses	8,623	8,965	(3.8)

	$49,939	49,808	0.3%

(1)	Expenses are from SF Equity Properties, Inc., a subsidiary of the Bank, that has interests in affordable and senior housing properties in Wisconsin.

        Total non-interest expense in the current quarter increased a nominal $131,000, or .3% compared to the first quarter of 2006 despite the additional costs of operating the seven branches added in the EFC acquisition for the full quarter this year, primarily due to cost control initiatives begun in 2006. The increase in compensation and benefits includes $250,000 of severance costs related to staff reductions in our lending operations and back office support functions.

Income Tax Expense

        Income tax expense totaled $10.9 million in the first quarter of 2007, equal to an effective income tax rate of 34.2%, compared to $13.0 million, or 34.1% reported for the first quarter of 2006. Increased tax benefits from bank-owned life insurance in the current quarter compared to last year’s first quarter were offset by lower tax credits from affordable housing projects.

Changes in Financial Condition

        Our total assets at March 31, 2007 decreased $673.8 million, or (6.1)% from $11.2 billion at December 31, 2006, primarily due to the impact of the balance sheet restructuring transaction, which decreased our balance sheet by approximately $500 million.

	March 31, 2007	December 31, 2006	Amount Increase/ (Decrease)	Percentage Increase/ (Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$398,113	331,218	66,895	20.20%
Investment securities available for sale	289,594	529,998	(240,404)	(45.36)
Stock in FHLB of Chicago	146,407	146,407	—	—
Mortgage-backed securities available for sale	1,119,884	1,195,494	(75,610)	(6.32)
Mortgage-backed securities held to maturity	204,638	212,302	(7,664)	(3.61)
Loans receivable held for sale	85,096	331,961	(246,865)	(74.37)
Loans receivable, net	7,254,138	7,408,660	(154,522)	(2.09)
Bank-owned life insurance	151,330	149,497	1,833	1.23
Goodwill and intangibles	386,526	387,980	(1,454)	(0.37)
Other	410,975	426,982	(16,007)	(3.75)

Total assets	$10,446,701	11,120,499	(673,798)	(6.06)

Liabilities and Equity:
Deposits	$7,106,264	7,018,010	88,254	1.26%
Borrowed funds	1,998,247	2,773,192	(774,945)	(27.94)
Junior subordinated debentures	67,011	67,011	—	—
Other liabilities	187,030	190,141	(3,111)	(1.64)

Total liabilities	9,358,552	10,048,354	(689,802)	(6.86)
Stockholders' equity	1,088,149	1,072,145	16,004	1.49

Total liabilities and equity	$10,446,701	11,120,499	(673,798)	(6.06)%

Loans Receivable. The following table sets forth our loan portfolio composition by loan type at the dates indicated:

	At March 31, 2007		At December 31, 2006		First Quarter Increase/ (Decrease) by Category
	Amount	% of Loans	Amount	% of Loans	Amount Increase	Percentage Increase
	(Dollars in thousands)
One- to four-family	$3,876,029	53.1%	$4,012,468	53.9%	$(136,439)	(3.40)%
Home equity lines of credit	1,179,696	16.2	1,211,037	16.2	(31,341)	(2.59)
Home equity and consumer loans	94,690	1.3	96,471	1.3	(1,781)	(1.85)
Multi-family	824,159	11.3	801,866	10.8	22,293	2.78
Commercial real estate	613,041	8.4	628,957	8.4	(15,916)	(2.53)
Construction	223,946	3.1	194,254	2.6	29,692	15.29
Land	297,492	4.1	304,685	4.1	(7,193)	(2.36)
Commercial business loans	185,520	2.5	198,853	2.7	(13,333)	(6.70)

Total loans receivable, net	$7,294,573	100.0%	$7,448,591	100.0%	$(154,018)	(2.07)%

        The 8.3% (annualized) decline in our overall loan portfolio balances since December 31, 2006 reflects our strategy to limit growth in lower yielding one- to four-family residential loans, and more recently, home equity lines of credit. Lower origination volumes, a declining utilization rate on home equity lines of credit, and higher prepayments and sales have all contributed to the decrease. Multi-family, commercial real estate, construction, land and commercial business loans grew 9.8% over the past 12 months and increased to 29.4% of total loans at March 31, 2007 compared to 28.6% at December 31, 2006 and 24.2% at March 31, 2006.

Deposits.     The following table sets forth our deposit composition by type at March 31, 2007 and December 31, 2006:

	At March 31, 2007			At December 31, 2006
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)
Commercial checking	$289,757	4.1%	—%	$300,624	4.4%	—%
Non-interest bearing checking	306,628	4.3	—	303,480	4.3	—
Interest bearing accounts	703,557	9.9	1.02	739,149	10.5	1.03
Commercial money markets	73,992	1.0	3.98	105,783	1.5	4.03
Money market	1,136,055	16.0	4.16	900,959	12.8	3.84
Passbooks	1,077,222	15.2	.70	1,113,980	15.9	.71

Core deposits	3,587,211	50.5	1.81	3,463,975	49.4	1.57

Certificate accounts:	3,519,236	49.5	4.85	3,554,317	50.6	4.72

Unamortized (discount)	(183)	—	—	(282)	—	—

Total deposits	$7,106,264	100.0%	3.31%	$7,018,010	100.0%	3.17%

        Our growth in deposits during the current quarter reflects our current strategy of attracting money market deposits in lieu of higher costing short-term certificates of deposit. We have been able to do so at lower marginal costs than current certificate of deposit rates without materially impacting our interest rate risk.

Borrowed Funds.     The following is a summary of our borrowed funds at March 31, 2007 and December 31, 2006:

	At March 31, 2007		At December 31, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Federal Home Loan Bank advances:
Fixed rate	$1,207,500	4.36%	$1,605,000	4.30%
Adjustable rate	100,000	5.44	150,000	5.45
Open Line	—	—	400,000	5.29

Total FHLBC advances	1,307,500	4.44	2,155,000	4.56

Reverse repurchase agreements	475,000	4.78	400,000	4.94
Unsecured term loan	147,500	6.31	147,500	6.32
Other borrowings	68,215	4.80	70,750	4.74
Unamortized premium (discount)	32	—	(58)	—

Total borrowed funds	$1,998,247	4.67%	$2,773,192	4.71%

        In December 2006, $400 million of short-term open line advances were used to fund the majority of the $502 million of fixed-rate advances repaid as part of the balance sheet restructuring. The open line advance was repaid in January 2007 using proceeds from the sales of investment and mortgage-backed securities. The reduction in fixed-rate advances during the current quarter were due to maturities, and were paid from operating cash flow, loan sales and prepayments, as well as deposit inflows.

Junior Subordinated Debentures. During 2005, we formed MAF Bancorp Capital Trust I and MAF Bancorp Capital Trust II as special purpose finance subsidiaries. The trusts issued $65.0 million in trust preferred securities and the proceeds from the sale of the preferred securities, along with $2.0 million received from our purchase of the common equity securities of the trusts, were invested in junior subordinated debentures of the Company. The total balance of the junior subordinated debentures issued to the trusts is recorded as a liability. The trust preferred securities mature 30 years from their issuance date and are callable at par five years from their issuance date at our option. We pay interest on the indebtedness at three-month LIBOR plus 1.75% for Capital Trust I and 1.40% for Capital Trust II, resetting quarterly. At March 31, 2007, the interest rate for Capital Trust I was 7.10% and for Capital Trust II was 6.75%.

Stockholders’ Equity.Stockholders’ equity increased by $16.0 million for the three months ended March 31, 2007 primarily due to net income of $21.0 million and a $2.6 million increase in the fair value of our available for sale securities portfolio, offset by cash dividends declared of $8.9 million, or $.27 per share.

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

	61-90 Days			> 90 Days(2)
	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans (1)	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans (1)
	(Dollars in thousands)
March 31, 2007	89	$9,022	.12%	663	$71,001	.97%
December 31, 2006	170	13,948	.18	620	66,486	.89
March 31, 2006	117	11,037	.14	443	38,326	.48

(1)	Reflects principal balance of delinquent loans as a percentage of total loans outstanding.

(2)	The more than 90 days category includes all loans on non-accrual regardless of days past due.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates shown:

	At
	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
	(Dollar in thousands)
Non-accrual loans:
One- to four-family	$45,821	41,756	32,175	28,828	26,683
Equity lines of credit and home equity loans	15,723	13,761	10,108	9,808	8,124
Multi-family	3,839	2,505	2,353	1,209	541
Commercial real estate	1,057	6,784	1,936	1,848	2,249
Construction	168	—	701	—	—
Land	2,460	—	—	—	—
Commercial business loans	1,922	1,649	1,194	1,157	709
Consumer loans	11	31	25	8	20

Total	$71,001	66,486	48,492	42,858	38,326

Non-performing loans to total loans	0.97%	.89	.62	.53	.48

Foreclosed real estate:
Commercial real estate	—	697	746	—	—
One- to four-family	$3,721	3,245	3,088	2,092	2,275

Total foreclosed real estate	$3,721	3,942	3,834	2,092	2,275

Total non-performing assets	$74,722	70,428	52,326	44,950	40,601

Total non-performing assets to total assets	.72%	.63	.46	.39	.35

        We experienced a $4.5 million increase in non-performing loans in the current quarter, primarily related to our residential mortgage loan portfolio. Non-performing residential real estate loans increased $7.3 million, while we reduced non-performing loans in all other categories by $2.8 million. The decline in commercial real estate non-performing loans is due to the repayment of a $5.6 million loan on a commercial office building in January 2007. At March 31, 2007, non-performing loans secured by one- to four-family residential real estate comprised 88.7% of non-performing loans compared to 90.6% at March 31, 2006 and 83.5% at December 31, 2006.

        Non-accrual loans. Generally, when a loan is more than 90 days past due, in the process of foreclosure, in bankruptcy, or when collectibility is otherwise in doubt, the full amount of previously accrued but unpaid interest on such non-accrual loan is deducted from interest income. Income is subsequently recorded to the extent cash payments are received, or at the time when the loan is brought current in accordance with its original terms. This policy is applied consistently for all types of loans in the Bank’s loan portfolio. There were no loans over 90 days delinquent and still accruing at any quarter end shown in the table above.

        For the quarter ended March 31, 2007, the amount of interest income that would have been recorded on non-accrual loans if these loans were performing in accordance with their terms amounted to $1.2 million compared to $1.0 million for the quarter ended December 31, 2006 and $599,000 for the quarter ended March 31, 2006. For the quarters ended March 31, 2007, December 31, 2006, and March 31, 2006, interest income on non-accrual loans that was actually collected and recorded amounted to $21,000, $106,000 and $17,000.

        The majority of our non-performing loans are secured by one- to four-family residential real estate in our market area with current loan-to-value ratios less than 90% or with private mortgage insurance. We generally regard these loans as presenting lower risk of credit loss due to the nature of the collateral. Approximately 16% of our non-accrual loans at March 31, 2007 are covered by private mortgage insurance. Ratios for loans secured by one- to four-family residential properties were as follows:

	At
	March 31, 2007	December 31, 2006	March 31, 2006
One- to four-family, equity lines of credit and home equity loans as a percentage of total loans	70.5%	71.3	75.7
Non-performing one- to four-family, equity lines of credit and home equity loans as a percentage of
total non-performing loans	86.7	83.5	90.8
Percentage of non-performing one- to four-family, equity lines of credit and home equity loans with
private mortgage insurance or other guarantees	16.0	16.2	26.5
Percentage of one- to four-family, equity lines of credit and home equity loans without private
mortgage insurance and with combined loan- to-value greater than 90%	7.5	8.1	7.6

        At March 31, 2007, approximately $384.5 million, or 7.5%, of our $5.14 billion single-family residential mortgage loan portfolio, including equity lines of credit and home equity loans, had combined loan-to-value ratios in excess of 90% (based on total line available) and no private mortgage insurance. This is down from $428.1 million, or 8.1% at December 31, 2006. There was an additional approximately $25.9 million of undrawn amounts remaining available under high CLTV equity lines in our portfolio at March 31, 2007. During 2006 and 2007, we experienced a higher loss rate on high CLTV loans than our residential portfolio as a whole, and we are likely to continue to experience a higher risk of loss on these loans that we elect to keep in portfolio, since our ability to recover against the collateral is more sensitive to declining property values than for loans with lower combined loan-to-value ratios. We are seeking to obtain private mortgage insurance on a $40 million pool of high LTV equity lines of credit to mitigate future losses.

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

        In connection with our filing of periodic reports with the OTS, we regularly review the problem assets in our portfolio to determine whether any loans or investments require classification or reclassification in accordance with applicable regulations. At March 31, 2007 all of our non-performing loans were classified as substandard, except $622,000 classified as doubtful. In addition, at March 31, 2007, we had classified $11.4 million of multi-family loans, $4.6 million of commercial real estate loans, $1.5 million of land loans, $4.8 million of construction loans and $5.0 million of commercial business loans that were still accruing interest as substandard for regulatory purposes. At March 31, 2006 all of our non-performing loans were classified as substandard except $617,000 classified as doubtful. At March 31, 2006, we had classified $3.5 million of multi-family loans, $4.8 million of commercial real estate loans and $3.3 million of commercial business loans that were accruing interest as substandard for regulatory purposes. Special mention loans at March 31, 2007 and 2006 totaled $36.6 million and $40.0 million, respectively.

Allowance for Loan Losses

        Activity in the allowance for loan losses is summarized in the following table for the three and three months ended March 31, 2007 and 2006.

	At or For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$39,931	36,495
Provision for loan losses	2,200	400
Balance acquired in acquisitions	—	4,294
Charge-offs	(1,721)	(251)
Recoveries	25	83

Balance at end of period	$40,435	41,021

        The allowance for loan losses to total loans was .55% at March 31, 2007, .54% at December 31, 2006 and .51% at March 31, 2006. All charge-off activity in the current quarter was related to the residential loan portfolio, primarily in home equity lines of credit. Most of these loans were higher risk loans at the time of origination with higher loan-to-value levels. The provision for loan losses in the current quarter reflects the level of charge-offs, the shift in the mix of the portfolio and the increase in non-performing loans. We believe the allowance for loan losses is adequate at March 31, 2007.

Liquidity and Capital Resources

        We manage liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our real estate development operation, and planned repurchases of common stock. Major sources of funds to the holding company are dividends from the Bank, which are subject to regulatory limitations, access to the capital markets, and to a lesser extent, cash flow from our real estate development operation. We currently maintain a $60 million unsecured line of credit with a Chicago-based commercial bank under which we had $60 million available at March 31, 2007.

        During the current three month period, we declared common stock dividends of $.27 per share, for a total of $8.9 million.

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

        Outstanding loan commitments totaled $497.6 million at March 31, 2007, compared to $487.9 million at December 31, 2006. At March 31, 2007 we believe we have sufficient cash to fund our outstanding commitments or we will be able to obtain the necessary funds from outside sources to meet our cash requirements under these commitments.

        The following table lists our commitments and contingencies as of March 31, 2007:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family mortgage commitments	$348,798	348,798	—	—	—
Equity line and equity loan commitments	55,912	55,912	—	—	—
Unused portion of equity lines of credit	1,144,532	1,144,532	—	—	—
Commitments to sell one- to four-family mortgage and	114,218	114,218	—	—	—
equity loans
SBIC commitments	3,172	3,172	—	—	—
Other mortgage loans	79,507	79,507	—	—	—
Commercial business lines	463,445	301,020	115,710	32,636	14,079
Letters of credit(1)	105,807	71,656	15,474	12,202	6,475
Commercial business loan commitments	13,398	13,398	—	—	—
Loans-in-process	27,790	27,790	—	—	—
Contingent liability under recourse provisions(2)	62,861	62,861	—	—	—

Total	$2,419,440	2,222,864	131,184	44,838	20,554

(1)	Letters of credit include $14.0 million related to Company real estate development projects.

(2)	Amounts are shown based on time to maturity for amounts if used. Balances reflect the maximum amount of potential liability for credit losses at March 31, 2007, that we have retained relating to an aggregate $1.2 billion of one- to four-family loans. We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in our captive reinsurance subsidiary and have a contingent liability under these provisions of $62.9 million. No liability has been recorded for such contingent liability at March 31, 2007. Our loss experience to date under such recourse provisions has been immaterial.

        The following table lists our contractual obligations as of March 31, 2007 by contractual maturity:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,519,053	2,892,498	576,956	37,937	11,662
FHLB of Chicago advances	1,307,500	841,000	406,500	60,000	—
Other borrowings	543,215	142,855	100,000	250,000	50,360
Unsecured term bank loan	147,500	12,500	28,000	33,000	74,000
Junior subordinated debentures	67,011	—	—	—	67,011
Purchase obligations	4,680	3,422	1,250	8	—
Real estate development contracts(1)	7,783	3,791	3,992	—	—
Post retirement benefit plans	5,871	126	562	903	4,280
Operating leases	53,028	5,624	10,460	9,172	27,772

Total	$5,655,641	3,901,816	1,127,720	391,020	235,085

(1)	Does not include FIN 48 tax liabilities of $10.3 million and related accrued interest expense of $2.1 million for which the timing of payment of such liabilities cannot be reasonably estimated.

(2)	Reflects contractual obligations to purchase land and pending contractual commitments for improvements. This amount does not include estimated development costs not under contract, currently estimated at approximately $65 - 70 million for existing real estate development projects, the majority of which relates to Springbank which is currently estimated to continue for another four to six years.

Regulatory Capital. The Bank is subject to regulatory capital requirements under the rules of the Office of Thrift Supervision, or OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

         Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets. At March 31, 2007, the Bank exceeded all minimum regulatory capital ratios to be considered well-capitalized.

        Our actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
At March 31, 2007:
Tangible capital (to total assets)	$815,516	8.20%	> $149,122		1.50	N/A		N/A
Core capital (to total assets)	815,516	8.20	> 397,658		4.00	> $497,072		5.00
Total capital (to risk-weighted assets)	829,302	11.73	> 569,415		8.00	> 706,769		10.00
Core capital (to risk-weighted assets)	815,516	11.54	N/A		N/A	> 424,061		6.00

At December 31, 2006:
Tangible capital (to total assets)	$789,888	7.44%	> $159,286	>	1.50%	N/A		N/A
Core capital (to total assets)	789,888	7.44	> 424,763	>	4.00	>$530,954	>	5.00%
Total capital (to risk-weighted assets)	804,554	11.01	> 584,478	>	8.00	> 730,597	>	10.00
Core capital (to risk-weighted assets)..	789,888	10.81	N/A		N/A	> 438,358	>	6.00

        The following table reflects the adjustments required to reconcile the Bank’s stockholder’s equity to the Bank’s regulatory capital at March 31, 2007:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Stockholder's equity of the Bank	$1,216,799	1,216,799	1,216,799
Goodwill and core deposit intangibles	(404,993)	(404,993)	(404,993)
Non-permissible subsidiary deduction	(402)	(402)	(402)
Non-includible purchased mortgage
servicing rights	(1,884)	(1,884)	(1,884)
Adjustment for available for sale securities	5,683	5,683	5,683
SFAS 158 adjustment	313	313	313
Recourse on loan sales	—	—	(26,399)
General allowance for loan losses	—	—	40,185

Regulatory capital of the Bank	$815,516	815,516	829,302

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

        Generally, a negative one-year gap, where more interest-bearing liabilities are repricing or maturing during the one-year period than interest-earning assets, would tend to reduce net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a negative one-year gap would likely result in an improvement in net interest income. Our goal is to maintain our cumulative one-year gap within the range of (15)% to 15%, although we may begin to adjust our ALCO strategies in our interest-sensitive portfolios if the gap exceeds (10)% to 10%, recognizing that changes in ALCO strategies made by management take some time to impact our overall static gap position. Our loan portfolio tends to have the most impact on the movement in our static gap over a range of changing interest rates, due to the predominance of one- to four-family mortgage loans that allow the customer to prepay without penalty. We have worked to mitigate the impact one- to four-family loans can have on our gap by: 1) reducing their concentration as a percentage of our overall loan portfolio, 2) limiting our exposure to long-term fixed-rate mortgage loans, and 3) expanding our equity line of credit and business loan portfolios, that generally have more frequent interest rate adjustments, and/or shorter maturities.

        Currently we do not use derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments, to manage our interest rate risk, or periodic net interest income. We do use forward commitments with the GSEs and other investors when selling our loan production originated for sale.

        The table on page 32 sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at March 31, 2007. Prepayment assumptions on loans receivable are based on internal models developed from our actual prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market expectations. Decay rates for non-maturity deposits are based on internally generated historical information, while FHLBC advances are shown at maturity adjusted for any put options deemed in the money. Fixed-rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised. However, at March 31, 2007, $17.4 million of investment securities with final maturities averaging 144 months, but callable in six months or less are categorized in the six months or less category, $2.4 million of investment securities with final maturities averaging 102 months, but callable in six to twelve months are categorized in the six to twelve month category, $7.8 million of investment securities with final maturities averaging 278 months, but callable in one to three years are categorized in the one- to three-year category, and $9.7 million of investment securities with final maturities averaging 166 months, but callable in 3 to 5 years are categorized in the 3 to 5 years category, in anticipation of their calls. At March 31, 2007, $50 million of putable reverse repos with final maturities of one to three years are categorized as $50 million in the less than six months category, $150 million with final maturities of 3 to 5 years are categorized as $150 million in the less than six months category, $50 million with final maturities of 3 to 5 years are categorized as $50 million in the six to twelve months category, $50 million with final maturities of 3 to 5 years are categorized as $50 million in the one to three years category, and $50 million with final maturities 5 years or more are categorized as $50 million in the three to five years category because the put option is expected to be exercised.

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

        Though we believe that our asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on our operations, a decrease in long term interest rates in the near term may adversely affect our operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates. Conversely, increases in long-term interest rates could benefit our operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward while new loans would be originated at higher rates, although the higher rates may also dampen the level of new originations. Further increases in short-

term interest rates would negatively impact our operations as we have more interest-bearing liabilities than interest-earning assets repricing in the short-term.

	Scheduled Expected Maturity at March 31, 2007
	‹ 1/2 Yr.	1/2 - 1 Yr.	1 - 3 Yrs.	3 - 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$85,096	—	—	—	—	85,096
Loans receivable	2,483,368	928,095	2,309,124	1,146,050	427,936	7,294,573
Mortgage-backed securities	160,319	122,291	331,366	252,025	458,521	1,324,522
Investment securities	107,010	13,526	78,296	20,302	70,460	289,594
Stock in FHLB of Chicago	146,407	—	—	—	—	146,407
Interest-bearing deposits	102,730	—	—	—	—	102,730
Federal funds sold	128,509	—	—	—	—	128,509

Total interest-earning assets	3,213,439	1,063,912	2,718,786	1,418,377	956,917	9,371,431

Interest-bearing liabilities:
Interest-bearing checking accounts.	21,107	23,992	86,326	72,326	499,806	703,557
Money market accounts	792,168	17,131	45,860	56,798	298,090	1,210,047
Passbook accounts	57,800	50,384	157,720	136,081	675,237	1,077,222
Certificate accounts	1,653,025	1,239,473	576,956	37,937	11,662	3,519,053
FHLBC advances	447,872	397,978	401,599	60,083	—	1,307,532
Other borrowings	640,063	292	50,000	—	360	690,715
Junior subordinated debentures	67,011	—	—	—	—	67,011

Total interest-bearing liabilities	3,679,046	1,729,250	1,318,461	363,225	1,485,155	8,575,137

Interest sensitivity gap	$(465,607)	(665,338)	1,400,325	1,055,152	(528,238)	796,294

Cumulative gap	$(465,607)	(1,130,945)	269,380	1,324,532	796,294

Cumulative gap as a percentage of total assets	(4.46)%	(10.83)	2.58	12.68	7.62
Cumulative net interest-earning assets as a
percentage of interest-bearing liabilities	87.34	79.09	104.00	118.68	109.29

At December 31, 2006
Cumulative gap	$(491,867)	(820,930)	307,610	1,463,014	743,471
Cumulative net interest-earning assets as a
assets	(4.42)%	(7.38)	2.77	13.16	6.69

Cumulative net interest-earning assets as a
percentage of interest-bearing liabilities	88.66	85.42	104.23	119.10	108.03

        Our cumulative one-year gap has extended to (10.83)% at March 31, 2007 from (7.38)% at December 31, 2006. The increase in our negative gap is primarily due to the completion of our balance sheet restructuring during the first quarter of 2007. At December 31,2006, we had classified all instruments contemplated to be sold or repaid as part of the balance sheet restructuring into the 6 months or less category, which had a positive impact on the one-year gap at December 31, 2006 of approximately $325 million, or 3.5%. The completion of the balance sheet restructuring and redeployment of some of the excess proceeds into investments beyond one-year substantially unwound the positive impact at December 31, 2006. We also continue to manage consumer demand for shorter-term certificates of deposit and our high rate money market product which is having some additional negative impact on the one-year gap.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        A quantitative and qualitative analysis about market risk is included in our Annual Report on Form 10-K/A for the year ended December 31, 2006. There have been no material changes in the assumptions used or in the results of market risk analysis as of March 31, 2007, compared to December 31, 2006. See “Asset/Liability Management” in Item 2. for a further discussion of our interest rate sensitivity gap analysis.

Item 4. Controls and Procedures

        As of March 31, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

        There has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition, we face additional risks and uncertainties as a result of the Company’s agreement to merge with and into National City Corporation, as disclosed in our Current Report on Form 8-K filed with the SEC on May 1, 2007. These risks include, among other things, uncertainty about our ability to obtain the governmental approvals necessary to close the merger on the proposed terms and schedule or at all; whether our stockholders approve the merger; and disruption from the merger that might make it more difficult to maintain relationships with our customers, employees or suppliers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the first quarter of 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2007 through January 31, 2007	-	$-	-	-
February 1, 2007 through February 28, 2007	-	-	-	-
March 1, 2007 through March 31, 2007	-	-	-

Total	-	$-	-

(1)	The table does not include 84 shares that were surrendered in payment of withholding tax in connection with the distribution of restricted stock units during the quarter.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit No. 2.1 Agreement and Plan of Merger dated as of April 30, 2007 by and between National City Corporation and MAF Bancorp, Inc. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K (File No. 0- 18121) dated May 1, 2007.)

Exhibit No. 3.1 Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2 Amended and Restated By-laws of Registrant, as amended.+

Exhibit No. 10.1 Employment Agreement, amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and Allen H. Koranda.*+

Exhibit No. 10.2 Employment Agreement, amended and restated effective as of January 1, 2007, between Mid America Bank. and Allen H. Koranda.*+

Exhibit No. 10.3 Employment Agreement, amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and Kenneth R. Koranda.*+

Exhibit No. 10.4 Employment Agreement, amended and restated effective as of January 1, 2007, between Mid America Bank and Kenneth R. Koranda. *+

Exhibit No. 10.5 Employment Agreement, amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and Jerry A. Weberling.*+

Exhibit No. 10.6 Employment Agreement, amended and restated effective as of January 1, 2007, between Mid America Bank and Jerry A. Weberling. *+

Exhibit No. 10.7 Form of Special Termination Agreement, as amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and various executive officers.*+

Exhibit No. 10.8 Form of Special Termination Agreement, as amended and restated effective as of January 1, 2007, between Mid America Bank and various executive officers.*+

Exhibit No. 31.1 Certification of Chief Executive Officer.+

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

MAF Bancorp, Inc.
(Registrant)

/s/ Allen H. Koranda	May 10, 2007
Allen H. Koranda	(Date)
Chairman of the Board and
Chief Executive Officer
(Prinicipal Executive Officer)

/s/ Jerry A. Weberling	May 10, 2007
Jerry A. Weberling	(Date)
Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. 2.1 Agreement and Plan of Merger dated as of April 30, 2007 by and between National City Corporation and MAF Bancorp, Inc. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K (File No. 0- 18121) dated May 1, 2007.)

Exhibit No. 3.1 Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 0-18121) dated December 19, 2000.)

Exhibit No. 3.2 Amended and Restated By-laws of Registrant, as amended.+

Exhibit No. 10.1 Employment Agreement, amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and Allen H. Koranda.*+

Exhibit No. 10.2 Employment Agreement, amended and restated effective as of January 1, 2007, between Mid America Bank. and Allen H. Koranda.*+

Exhibit No. 10.3 Employment Agreement, amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and Kenneth R. Koranda.*+

Exhibit No. 10.4 Employment Agreement, amended and restated effective as of January 1, 2007, between Mid America Bank and Kenneth R. Koranda. *+

Exhibit No. 10.5 Employment Agreement, amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and Jerry A. Weberling.*+

Exhibit No. 10.6 Employment Agreement, amended and restated effective as of January 1, 2007, between Mid America Bank and Jerry A. Weberling. *+

Exhibit No. 10.7 Form of Special Termination Agreement, as amended and restated effective as of January 1, 2007, between MAF Bancorp, Inc. and various executive officers.*+

Exhibit No. 10.8 Form of Special Termination Agreement, as amended and restated effective as of January 1, 2007, between Mid America Bank and various executive officers.*+

Exhibit No. 31.1 Certification of Chief Executive Officer.+

Exhibit No. 31.2 Certification of Chief Financial Officer.+

Exhibit No. 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+