Form 10-Q
period 2007-06-30
MAF BANCORP INC
filed 2007-08-09
CIK 854662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 Yes  ☐                               No ☒

The number of shares of common stock outstanding as of August 3, 2007: 33,110,313

Part I.  Financial Information

Item 1.  Financial Statements

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
 (Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Cash and due from banks	$202,956	198,391
Interest-bearing deposits	84,844	67,883
Federal funds sold	141,805	64,944
Total cash and cash equivalents	429,605	331,218
Investment securities available for sale, at fair value	265,831	529,998
Stock in Federal Home Loan Bank of Chicago, at cost	146,407	146,407
Mortgage-backed securities available for sale, at fair value	1,167,821	1,195,494
Mortgage-backed securities held to maturity (fair value $187,678 and $205,620)	196,656	212,302
Loans receivable held for sale	39,828	331,961
Loans receivable, net	7,153,653	7,448,591
Allowance for loan losses	(40,742)	(39,931)
Loans receivable, net of allowance for loan losses	7,112,911	7,408,660
Accrued interest receivable	45,286	50,372
Foreclosed real estate	7,050	3,942
Real estate held for development or sale	87,657	83,049
Premises and equipment, net	167,126	174,474
Bank-owned life insurance	153,197	149,497
Goodwill	386,526	387,980
Intangibles, net	36,660	36,882
Other assets	75,141	78,263
Total assets	$10,317,702	11,120,499

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,215,593	7,018,010
Borrowed funds	1,731,382	2,773,192
Junior subordinated debentures	67,011	67,011
Advances by borrowers for taxes and insurance	48,486	44,115
Accrued expenses and other liabilities	158,718	146,026
Total liabilities	9,221,190	10,048,354
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	–	–
Common stock, $.01 par value; 80,000,000 shares authorized; 34,499,494 shares issued; 33,080,150 and 32,895,846 shares outstanding	345	345
Additional paid-in capital	570,362	569,142
Retained earnings, substantially restricted	600,742	579,651
Accumulated other comprehensive loss, net of tax	(14,251)	(8,476)
Treasury stock, at cost; 1,419,344 and 1,603,648 shares	(60,686)	(68,517)
Total stockholders’ equity	1,096,512	1,072,145
Total liabilities and stockholders’ equity	$10,317,702	11,120,499

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)

Interest income:
Loans receivable	$116,502	123,575	$235,565	239,361
Mortgage-backed securities available for sale	14,306	14,621	27,293	29,386
Mortgage-backed securities held to maturity	2,250	2,596	4,584	5,278
Federal Home Loan Bank of Chicago stock	1,011	1,363	2,235	2,671
Investment securities available for sale	3,671	5,861	7,783	11,511
Interest-bearing deposits and federal funds sold	3,292	2,121	5,444	3,445
Total interest income	141,032	150,137	282,904	291,652
Interest expense:
Deposits	59,380	45,204	115,213	83,756
Borrowed funds	21,582	36,897	45,353	71,391
Junior subordinated debentures	1,172	1,109	2,331	2,136
Total interest expense	82,134	83,210	162,897	157,283
Net interest income	58,898	66,927	120,007	134,369
Provision for loan losses	3,150	1,250	5,350	1,650
Net interest income after provision for loan losses	55,748	65,677	114,657	132,719
Non-interest income:
Net gain (loss) on sale of:
Loans receivable held for sale	1,609	2,429	4,832	5,409
Mortgage-backed securities	–	–	26	–
Investment securities	72	–	1,905	–
Premises and equipment	203	781	202	782
Foreclosed real estate	(160)	(50)	(214)	(93)
Deposit account service charges	10,764	10,824	20,312	19,686
Other loan fees	1,656	1,211	3,263	3,127
Bank-owned life insurance	1,866	1,861	3,725	3,355
Brokerage and insurance commissions	1,837	1,549	3,416	3,056
Loan servicing fee income	596	843	1,429	1,628
Income from real estate operations	19	350	62	1,202
Other	3,127	2,349	5,570	4,842
Total non-interest income	21,589	22,147	44,528	42,994
Non-interest expense:
Compensation and benefits	25,483	27,117	53,515	54,550
Office occupancy and equipment	7,664	8,064	16,069	16,053
Advertising and promotion	1,670	2,063	3,187	3,802
Data processing	2,434	2,242	4,931	4,908
Other	8,308	8,246	16,931	17,211
Merger related expenses	1,054	–	1,054	–
Amortization of core deposit intangibles	864	1,210	1,729	2,226
Total non-interest expense	47,477	48,942	97,416	98,750
Income before income taxes	29,860	38,882	61,769	76,963
Income taxes	9,815	13,195	20,729	26,196
Net income	$20,045	25,687	$41,040	50,767

Basic earnings per share	.61	.77	1.25	1.52
Diluted earnings per share	.59	.75	1.22	1.49

Average common and common equivalent shares outstanding:
Basic	32,994,150	33,534,012	32,958,024	33,455,553
Diluted	33,714,961	34,130,762	33,615,279	34,074,445

Dividend declared per common share	.27	.25	.54	.50

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other compre-hensive loss	Treasury stock	Total

Balance at December 31, 2005	$336	527,131	537,140	(19,391)	(67,037)	978,179
Comprehensive income:
Net income	–	–	84,583	–	–	84,583
Other comprehensive income, net of tax:
Unrealized holding gain during the year	–	–	–	19,406	–	19,406
Reclassification adjustment of losses included in net income	–	–	–	(8,187)	–	(8,187)
Total comprehensive income	–	–	84,583	11,219	–	95,802
Adjustment to initially apply SFAS No. 158, net of tax	–	–	–	(304)	–	(304)
Exercise of 460,196 stock options and reissuance of treasury stock from option exercise and 7,842 shares from restricted stock unit awards	1	1,386	(8,787)	–	14,372	6,972
Issuance of 2,343,186 shares for the acquisition of EFC Bancorp and the conversion of 168,690 EFC Bancorp stock options	8	38,905	–	–	66,138	105,051
Purchase of 1,917,379 shares of treasury stock	–	–	–	–	(81,990)	(81,990)
Tax benefits from stock-related compensation	–	1,720	–	–	–	1,720
Cash dividends declared, $1.00 per share	–	–	(33,285)	–	–	(33,285)
Balance at December 31, 2006	$345	569,142	579,651	(8,476)	(68,517)	1,072,145
Comprehensive income:
Net income	–	–	41,040	–	–	41,040
Other comprehensive income, net of tax:
Unrealized holding loss during the period	–	–	–	(7,040)	–	(7,040)
Less: reclassification adjustment of gains included in net income	–	–	–	1,283	–	1,283
Amortization of SFAS 158 transition obligation	–	–	–	(18)	–	(18)
Total comprehensive income	–	–	41,040	(5,775)	–	35,265
Cumulative effect of adoption of FASB Interpretation No. 48 on January 1, 2007	–	–	53	–	–	53
Exercise of 178,311 stock options and reissuance of treasury stock upon option exercises and vesting of 10,199 restricted stock units	–	–	(2,159)	–	7,831	5,672
Tax benefits from stock-related compensation	–	1,220	–	–	–	1,220
Dividend equivalents paid related to unvested RSUs	–	–	(23)	–	–	(23)
Cash dividends declared, $.54 per share	–	–	(17,820)	–	–	(17,820)
Balance at June 30, 2007	$345	570,362	600,742	(14,251)	(60,686)	1,096,512

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended,
	June 30,
	2007	2006
Operating activities:
Net income	$41,040	50,767
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and deferred loan fees	1,941	2,228
Provision for loan losses	5,350	1,650
Net gain on sale of loans receivable	(4,832)	(5,409)
Net gain on sale of investment and mortgage-backed securities	(1,931)	–
Net gain on real estate held for development or sale	(62)	(1,202)
Net gain on sale of premises and equipment	(202)	(782)
Amortization of mortgage servicing rights, net	2,691	2,537
Depreciation and amortization	8,670	8,328
Amortization of core deposit intangibles	1,729	2,226
Deferred income tax expense	1,793	1,792
(Increase) decrease in accrued interest receivable	5,086	(417)
Increase in cash surrender value of bank-owned life insurance	(3,726)	(3,355)
Net (increase) decrease in other assets and liabilities, net of effects from acquisitions	14,907	(12,132)
Tax benefit for stock options exercised	1,220	1,443
Excess tax benefits realized on exercise of stock compensation	(660)	(1,233)
Loans originated and purchased for sale	(365,000)	(623,781)
Sale of loans originated and purchased for sale	660,466	589,275
Net cash provided by operating activities	368,480	11,935

Investing activities:
Loans originated and purchased for investment	(873,429)	(1,198,066)
Principal repayments on loans receivable	1,157,593	1,264,321
Principal repayments on mortgage-backed securities	122,721	143,002
Proceeds from maturities of investment securities available for sale	52,292	50,795
Proceeds from sale of:
Investment securities available for sale	253,237	34,484
Mortgage-backed securities available for sale	292,448	–
Real estate held for development or sale	2,971	8,846
Premises and equipment	4,518	870
Purchases of:
Investment securities available for sale	(41,802)	(40,094)
Mortgage-backed securities available for sale	(378,529)	(61,685)
Real estate held for development or sale	(4,946)	(26,646)
Premises and equipment	(5,700)	(6,966)
Cash paid for acquisitions, net of cash received	–	(42,809)
Net cash provided by investing activities	581,374	145,227

Financing Activities:
Proceeds from:
FHLB of Chicago advances	79,500	675,000
Unsecured bank term loan	–	52,000
Unsecured line of credit	–	50,000
Reverse repurchase agreements	125,000	50,000
Repayments of:
FHLB of Chicago advances	(1,137,000)	(765,000)
Unsecured bank term loan	(12,500)	–
Reverse repurchase agreements	(100,000)	(150,000)
Net increase (decrease) in:
Deposits	197,386	27,072
Other short-term borrowings	3,023	(9,032)
Advances by borrowers for taxes and insurance	4,371	5,695
Proceeds from exercise of stock options	5,230	4,731
Excess tax benefits realized on exercise of stock compensation	660	1,233
Purchase of treasury stock	–	(68,789)
Cash dividends paid	(17,137)	(15,900)
Net cash used in financing activities	(851,467)	(142,990)
(Continued)

MAF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Increase in cash and cash equivalents	$98,387	14,172
Cash and cash equivalents at beginning of period	331,218	246,029
Cash and cash equivalents at end of period	$429,605	260,201

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$165,777	154,251
Income taxes	17,488	22,657
Summary of non-cash transactions:
Transfer of loans receivable to foreclosed real estate	5,893	2,731
Treasury stock received for withholding tax liability related to stock option exercises and restricted stock unit vesting (254 and 12,885 shares)	13	558
Treasury stock received for stock option exercises (3,952 and 29,855 shares)	211	1,296
Treasury stock issued for restricted stock units (10,199 and 7,869 shares)	442	343

Acquisition:
Assets acquired	$–	1,052,403
Common stock issued	–	100,977

Cash paid	$–	(64,276)
Cash acquired	–	21,467
Net cash paid for acquisitions	$–	(42,809)

See accompanying notes to unaudited consolidated financial statements.

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In our opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The consolidated financial statements include the accounts of MAF Bancorp, Inc., or Company, Mid America Bank, fsb including subsidiaries, or Bank, and MAF Developments, Inc., or MAFD, for the three and six month periods ended June 30, 2007 and 2006, and as of June 30, 2007, and December 31, 2006.  All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits and federal funds sold.  Generally, federal funds are sold for one-day periods and interest-bearing deposits mature within one day to three months.

(3)  Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation.  The statement of changes in stockholders’ equity for the year ended December 31, 2006 included herein has been modified from the presentation in the Company’s Annual Report on Form 10-K/A.  As modified, the transition adjustment of $304,000, net of tax, related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”),” is presented as a direct component of accumulated other comprehensive income (loss), separate from comprehensive income.  Management has determined that the effect on the statement of changes in stockholders’ equity of this change in presentation was not material to the 2006 consolidated financial statements taken as a whole.

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

	For the Three Months Ended June 30,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$20,045	32,994,150	$.61	$25,687	33,534,012	$.77
Effect of dilutive securities:
Stock options and restricted stock units		720,811			596,750
Diluted earnings per share:
Income available to common stockholders plus assumed conversions	$20,045	33,714,961	$.59	$25,687	34,130,762	$.75

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Six Months Ended June 30,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$41,040	32,958,024	$1.25	$50,767	33,455,553	$1.52
Effect of dilutive securities:
Stock options and restricted stock units		657,255			618,892
Diluted earnings per share:
Income available to common stockholders plus assumed conversions	$41,040	33,615,279	$1.22	$50,767	34,074,445	$1.49

(5) Income Taxes

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as of January 1, 2007.  Giving effect to our evaluation of uncertain tax positions in accordance with FIN 48, the total amount of unrecognized tax benefits (the aggregate tax effect of differences between tax return positions and the benefits we recorded in our financial statements) at January 1, 2007 is $10.0 million ($10.6 million at June 30, 2007).  The net effect on our income, if we were to recognize all of these unrecognized tax benefits, is $6.4 million at January 1, 2007 ($6.8 million at June 30, 2007).  The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties that may be associated with unrecognized tax benefits in the provision for income taxes.  The amount of interest accrued as of the date we adopted FIN 48 (January 1, 2007) was $2.0 million ($2.3 million at June 30, 2007).  No penalties have been accrued.

The Company files income tax returns in the U.S. Federal, Illinois and Wisconsin jurisdictions.  Tax years that remain open and subject to examination by the U.S. Federal authorities include years ending in 2003 – 2006.  Tax years that remain open and subject to audit in Illinois and Wisconsin include years ending in 1998 – 2006, and 2002-2006, respectively.  The Company is currently being examined by the Illinois Department of Revenue (“IDR”) for the tax years 1998-2003.  As part of its audit of state income tax returns for 1999-2001, the IDR issued a proposed adjustment in January 2007 that reflected the disallowance of the real estate investment trust dividends paid deduction for the years under examination.  The Company disagrees with the proposed IDR adjustment and is defending its tax filing positions.

(6) Goodwill and Intangible Assets

Goodwill has a net carrying amount of $386.5 million at June 30, 2007 and $388.0 million at December 31, 2006.  The decrease in goodwill of $1.5 million was due to a FIN 48 adjustment recorded as of January 1, 2007.  We evaluate goodwill for impairment at least annually.  We completed an evaluation as of May 31, 2007, and no impairment was deemed necessary as a result of our analysis.

      The changes in the net carrying amounts of intangible assets subject to amortization are as follows:

	Core Deposit Intangibles	Mortgage Servicing Rights(1)	Total
	(Dollars in thousands)
Balance at December 31, 2006	$19,333	17,549	36,882
Additions	–	4,198	4,198
Amortization expense	(1,729)	(2,691)	(4,420)
Balance at June 30, 2007	$17,604	19,056	36,660

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)
    The following is a summary of intangible assets subject to amortization:

	As of June 30, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$40,055	(22,451)	$40,055	(20,722)
Mortgage servicing rights(1)	27,361	(8,305)	26,632	(9,083)
Total	$67,416	(30,756)	$66,687	(29,805)

_____________
(1)           The estimated fair values of mortgage servicing rights at June 30, 2007 and December 31, 2006 were $31.4 million and $25.3 million, respectively.

Amortization expense for core deposit intangibles and mortgage servicing rights for the six months ended June 30, 2007, and estimates for the six months ending December 31, 2007, and five years thereafter are as follows.  Core deposit estimates are on an accelerated basis over the estimated life of the core deposit asset and estimates for mortgage servicing rights assume current prepayment speeds as of June 30, 2007.

	Core Deposit Intangibles	Mortgage Servicing Rights
	(Dollars in thousands)
Aggregate amortization expense:
For the six months ended June 30, 2007	$1,729	2,691

Estimated amortization expense:
for the six months ending December 31, 2007	1,730	2,200
for the year ending December 31, 2008	2,900	3,900
for the year ending December 31, 2009	2,500	3,200
for the year ending December 31, 2010	2,200	2,700
for the year ending December 31, 2011	2,200	2,300
for the year ending December 31, 2012	1,900	2,000

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

The MAF Bancorp Incentive Compensation Plan, or the Incentive Plan, was adopted in July 2003.  Under the Incentive Plan, a variety of different types of awards may be granted to directors and employees, including stock options, stock appreciation rights, restricted shares, performance shares, restricted and performance share units, cash awards, awards under deferred compensation or similar plans, and other incentive awards.  Stock options have also been granted to employees and directors under prior stock option plans.  Our stockholders have approved all stock incentive plans.  We generally issue treasury shares to satisfy stock option exercises and upon vesting of RSUs, as available.

All current outstanding stock options have been granted at an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years.

In connection with stock options exercised during the six months ended June 30, 2007, we received $5.2 million of cash and 3,952 shares of Company common stock in payment of stock option exercise amounts.  In addition, we realized $1.2 million in tax benefits from these exercises.  Participants in the stock option plans realized an intrinsic value of $3.9 million from the exercise of these options during the six months ended June 30, 2007.

We have also granted restricted stock units, or RSUs, to employees and directors.  An RSU award entitles the recipient to receive a like number of shares of our stock on certain designated vesting dates,

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

assuming their employment/service is still active as of such dates.  RSUs granted to employees in 2006 vest over a 3-year period or 5-year period while RSUs granted to non-employee directors in 2006 will vest in August 2007.  RSUs granted to employees in years prior to 2006 vest ratably over a three- to five-year period.  We expense the fair value of RSUs, determined as of the date of grant, ratably over the vesting period, or, in the case of RSUs granted prior to 2006, over a shorter period to the recipient’s retirement eligibility age.  All RSUs become fully vested upon a change in control.  RSU-related compensation expense totaled $349,000 and $112,000 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.

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

A summary of activity under our share-based incentive plans for the six months ended June 30, 2007, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)

Options outstanding at December 31, 2006	3,077,015	$33.82
Plus:
Options granted	–	–
Less:
Options exercised	(178,311)	30.58
Options cancelled or expired	(2,250)	32.79
Options outstanding at June 30, 2007	2,896,454	34.02	5.05	58,689
Options exercisable at June 30, 2007	2,896,454	34.02	5.05	58,689

	Number of RSUs	Weighted average grant date fair value	Weighted average term to vest (in years)	Aggregate intrinsic value(3) (in thousands)

RSUs outstanding at December 31, 2006	128,987	$44.31
Plus: RSUs granted	—	–
Less:
RSUs vested	(7,130)	43.82
RSUs cancelled	(1,967)	44.05
RSUs outstanding at June 30, 2007(2)	119,890	44.34	2.15	6,508

 _____________
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

There are 79,854 shares available for grant of share-based awards under the Incentive Plan at June 30, 2007.  The merger agreement with National City precludes any further grants under share-based payment plans.

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
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

eliminate the retiree subsidy for future retiree participants effective January 1, 2006.  Employees who retired prior to 2006 are grandfathered and depending on years of service, up to 40% of the premium and projected claim costs continue to be subsidized for each of those participants.

The components of the net periodic benefit cost of our post retirement plans are as follows:

	For the Three Months Ended June 30,
	SERP		Long-term medical plan
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$227	234	–	–
Interest cost	134	113	6	7
Expected benefit payments	–	–	(10)	(9)
Unrecognized prior-service cost	–	–	14	14
Unrecognized net loss	2	18	(29)	(29)
Net periodic benefit cost	$363	365	(19)	(17)

	For the Six Months Ended June 30,
	SERP		Long-term medical plan
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$455	467	–	–
Interest cost	267	227	13	13
Expected benefit payments	–	–	(20)	(18)
Unrecognized prior-service cost	–	–	27	29
Unrecognized net loss	4	36	(58)	(58)
Net periodic benefit cost	$726	730	(38)	(34)

(9)  Commitments and Contingencies

At June 30, 2007, we had outstanding commitments to originate and fund loans of $417.9 million, including $203.2 million of fixed-rate loans and $170.9 million of primarily hybrid adjustable-rate loans with primarily initial fixed-rate terms of 3, 5 or 7 years as well as $43.8 million of home equity lines of credit.  Prospective borrowers had locked the interest rate on $82.1 million of these commitments, of which $44.6 million were fixed-rate mortgage or home equity loans, with rates averaging 6.80%, and $37.5 million were adjustable rate loans with rates averaging 7.33%.  The interest rates on the remaining commitments of $335.8 million float at current market rates. Included in the outstanding commitments were $64.2 million of business banking loans.  In addition, at June 30, 2007, we had outstanding forward commitments to sell $83.0 million of mortgage and home equity loans of which $39.8 million relate to loans held for sale and $43.2 million are unfunded as of June 30, 2007.

At June 30, 2007, we had outstanding standby letters of credit totaling $107.5 million, including $14.0 million related to our land development projects.  We could face potential loss equal to the contractual amounts of contingent credit-related financial instruments such as commitments to extend credit, and letters of credit, if the loans are actually originated or the contracts are fully drawn upon, and the customers default and the value of any existing collateral becomes worthless.

At June 30, 2007, we had $17.0 million of credit risk related to loans sold to the Federal Home Loan Bank Mortgage Partnership Finance Program, or MPF, $27.4 million of loans sold with recourse to other investors, and approximately $17.4 million of credit risk related to loans with private mortgage insurance in force in the Bank’s captive reinsurance subsidiary.  There are no expected losses and no recorded liabilities at June 30, 2007 for such exposure.

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
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

Operations segment primarily involves land acquisitions, obtaining necessary zoning and regulatory approvals and improving raw land into developed residential lots for sale to builders.

All goodwill has been allocated to the Banking segment. Selected segment information is included in the table below:

	Three Months Ended June 30,
	2007			2006
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$141,026	6	141,032	$150,137	–	150,137
Interest expense	82,331	(197)	82,134	83,340	(130)	83,210
Net interest income	58,695	203	58,898	66,797	130	66,927
Provision for loan losses	3,150	–	3,150	1,250	–	1,250
Non-interest income	21,570	19	21,589	21,797	350	22,147
Non-interest expense	43,087	253	43,340	44,513	303	44,816
Depreciation expense	4,132	5	4,137	4,101	25	4,126
Income before income taxes	29,896	(36)	29,860	38,730	152	38,882
Income tax expense	9,828	(13)	9,815	13,135	60	13,195
Net income	$20,068	(23)	20,045	$25,595	92	25,687

Average assets	$10,219,354	92,666	10,312,020	$11,396,353	70,650	11,467,003

Total revenues	$80,283	204	80,487	$88,594	480	89,074

	Six Months Ended June 30,
	2007			2006
	Banking	Real Estate Operations	Consolidated Total	Banking	Real Estate Operations	Consolidated Total
	(Dollars in thousands)
Interest income	$282,898	6	282,904	$291,652	–	291,652
Interest expense	164,146	(1,249)	162,897	157,485	(202)	157,283
Net interest income	118,752	1,255	120,007	134,167	202	134,369
Provision for loan losses	5,350	–	5,350	1,650	–	1,650
Non-interest income	44,466	62	44,528	41,792	1,202	42,994
Non-interest expense	88,491	507	88,998	90,015	637	90,652
Depreciation expense	8,408	10	8,418	8,056	42	8,098
Income before income taxes	60,969	800	61,769	76,238	725	76,963
Income tax expense	20,449	280	20,729	25,908	288	26,196
Net income	$40,520	520	41,040	$50,330	437	50,767

Average assets	$10,306,877	92,786	10,399,663	$11,239,525	69,507	11,309,032

Total revenues	$163,279	1,256	164,535	$175,932	1,431	177,363

(11) Pending Merger

On May 1, 2007, the Company announced that it had entered into a definitive agreement with National City Corporation pursuant to which National City will acquire MAF Bancorp, Inc.  Under the terms of the agreement, for each share of MAF Bancorp stock, MAF Bancorp stockholders will receive that number of shares of National City common stock determined by dividing $56 by the average price of National City stock during the 20-day trading period immediately preceding the date the Federal Reserve Board approves the transaction.  The transaction, to be treated as a tax-free exchange, is subject to regulatory and MAF Bancorp, Inc. stockholder approvals, and is currently expected to close by the end of the third quarter of 2007.  The Company’s meeting of stockholders to consider the merger proposal is scheduled for August 22, 2007.

(12) New Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure financial instruments and certain other items at fair value at specified election dates.  Once adopted, fair value measurements are applied prospectively and are irrevocable.  Unrealized gains or losses attributed to the fair value option are to be recognized in earnings at each subsequent reporting

MAF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

date.  This statement is effective as of the beginning of the first fiscal year after November 15, 2007, with early adoption permitted if the entity also elects to adopt SFAS No. 157, Fair Value Measurements.  We are currently evaluating the impact, if any, that SFAS No. 159 will have on our consolidated financial condition and results of operations.

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

Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157,“Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year.  We are currently evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial condition and results of operations.

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
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

EITF 06-5 will be effective for fiscal years beginning after December 15, 2006.  We adopted EITF 06-5 in January 2007 with no material impact on our consolidated financial condition and results of operations.

Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.  On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties.  FIN 48 prescribes that tax benefits relating to a particular tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  Tax benefits for a tax position that meets this threshold are recognized in an amount equal to the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The cumulative effect of applying the provisions of FIN 48 resulted in an increase to retained earnings of $53,000, and a decrease to goodwill of $1.5 million as of January 1, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions.  These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.

    Factors which could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to, unanticipated changes in interest rates or further inversion of the yield curve, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, higher than expected compliance costs,  changes in economic conditions which may result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, financial services and residential real estate in the Company’s market areas, prolonged weakness or decline in local housing markets, changes in accounting principles, policies and guidelines, and failure to complete the pending merger with National City Corporation as planned.  Risks and uncertainties related to the Company’s pending merger with National City Corporation include possible difficulty in obtaining necessary governmental approval of the merger on the proposed terms and schedule or at all, whether all closing conditions will be satisfied including our stockholder approval of the merger, and potential disruption from the transaction which might make it more difficult to maintain relationships with our customers, employees or suppliers.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

    MAF Bancorp, Inc. was incorporated under the laws of the state of Delaware in 1989, as the holding company for Mid America Bank, fsb (“Bank”), our banking subsidiary. The Bank, which was organized as a mutual savings and loan association and has been operating in the Chicago area since 1922, formed the holding company in connection with its conversion from a mutual to stock savings institution. Today, our bank is one of the largest community-oriented financial institutions headquartered in Chicago. We provide financial services to retail and business banking customers in the Chicago and Milwaukee metropolitan area. We have grown our banking franchise through organic growth, selective acquisition and branch expansion. We also engage in residential real estate land development through our subsidiary, MAF Developments, Inc., or MAFD, a business we started in 1974. On April 30, 2007, we entered into a merger agreement to be acquired by National City Corporation in an all-stock transaction. The transaction is expected to close by the end of the third quarter subject to receipt of regulatory and stockholder approval and satisfaction of customary closing conditions.
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

Allowance for loan losses.  In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses on a quarterly basis, management considers:  (1) historical loss experience and change in the size and mix of the overall portfolio composition, (2) specific allocations based upon probable losses identified during the review of the portfolio, (3) delinquency trends in the portfolio and the composition of non-performing loans, including the percent of non-performing loans with supplemental mortgage insurance, and (4) subjective  factors, including local and general economic business factors and trends, industry and interest rate trends, new lending products and changes in underwriting criteria, and portfolio concentrations.  A provision for loan losses is recorded as a charge to current earnings.  The allowance for loan losses is management’s estimate of probable losses inherent in the Bank’s loan portfolio at the assessment date.  If actual losses ultimately exceed management’s estimate, the allowance may not be sufficient to absorb probable losses in the loan portfolio and may result in write-off and/or an additional provision for loan losses.  The allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine the adequacy and size of the allowance relative to that of peer institutions, and other adequacy tests.  Such regulatory agencies could require an adjustment to our allowance based on information available to them at the time of their examination.

Valuation of mortgage servicing rights. We capitalize the value of mortgage servicing rights upon the sale of loans.  We determine the initial value by allocating the previous carrying amount of the sold loans based on the relative fair values of the servicing rights retained and the loans that are sold to a third party.  The estimated values take into consideration contractually known amounts, such as loan balance, term, contract rate, and whether the customer escrows funds with the Bank for the payment of taxes and insurance.  The estimated value of the mortgage servicing rights is affected by assumptions relating to loan prepayment speeds, earnings on escrow funds, and interest rate used to discount to present value the estimated future cash flow stream.  Subsequent to the establishment of this asset, management reviews the fair value of mortgage servicing rights quarterly on a disaggregated basis using current estimates of prepayment speed, cash flow and discount rates.  Changes in these estimates impact fair value, and could require us to record a valuation allowance adjustment or recovery.  We did not have a valuation allowance adjustment at June 30, 2007 or December 31, 2006.

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

While we believe the assumptions and estimates we used are reasonable, using different assumptions or estimates for these valuations would have resulted in our recording different amounts of goodwill and core deposit intangibles and related amortization expense.  For example, if we had assumed faster prepayment speeds of mortgage loans we acquired in an acquisition, the value of those mortgage loans we acquired may have been less and the goodwill we recorded may have been greater.  Similarly, if we had assumed greater deposit run off rates, we may have recorded lower core deposit intangibles, but might have shortened our estimate of the average life of this intangible asset and may have increased our amortization expense in the current period.  Any changes in the assumptions and estimates which we use in future periods to determine the carrying value of our goodwill and identifiable intangible assets, which adversely affect their value or shortens estimated lives, would adversely affect our results of operations.  At June 30, 2007, our goodwill was $386.5 million and our identifiable intangible assets (core deposits) amounted to $17.6 million.  We recorded $1.7 million and $2.2 million of amortization of core deposit intangibles during the six months ended June 30, 2007 and 2006.  Based on our evaluations, there was no goodwill impairment recorded during 2006, or the six months ended June 30,2007.

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

We periodically undergo examination by various governmental taxing authorities.  We may be required to change the amount of tax expense we have recorded for certain periods if an agency’s interpretations of tax law differs from those of management, based on judgments about information available to the agency at the time of their examinations.  There can be no assurance that future events, such as court decisions, new interpretations of existing law or positions by federal or state taxing authorities, will not result in tax liability amounts that differ from management’s current assessment of such amounts, the impact of which could be significant to future results.

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

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain.  Management periodically reviews and evaluates the status of uncertain tax positions and may establish tax reserves for estimates of amounts that may ultimately be due or owed (including interest).  These estimates may change from time to time based on management’s evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations.  There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed.   For information regarding FIN 48, a new accounting pronouncement relating to uncertain income tax positions, which we implemented at the beginning of 2007, see “New Accounting Pronouncements” and footnotes to the consolidated financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Performance Overview

The following table provides selected financial and performance information for the three months and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except for per share data)

Net income	$20,045	25,687	$41,040	50,767
Diluted earnings per share	.59	.75	1.22	1.49
Return on average assets(1)	.78%	.90	.79	.90
Return on average equity(1)	7.31	9.72	7.55	9.67
Return on average tangible equity(1),(2)	11.60	15.90	12.02	15.46
Average interest-earning assets	$9,279,741	10,499,839	9,318,866	10,365,918
Net interest income	58,898	66,927	120,007	134,369
Net interest margin	2.54%	2.55	2.58	2.59
Non-interest income	21,589	22,147	44,528	42,994
Non-interest expense	47,477	48,942	97,416	98,750
Efficiency ratio(3)	57.88%	55.43	59.34	55.92
Loans sold	$199,485	329,641	657,129	585,578

	June 30, 2007	December 31, 2006	June 30, 2006

Book value per share	$33.15	32.59	31.38
Tangible book value per share(2)	20.93	20.21	19.00

Stockholders’ equity to total assets	10.63%	9.64	9.07
Tangible stockholders’ equity to tangible assets(2)	6.98	6.21	5.70
_____________
(1)    Annualized.
(2)    See “Non-GAAP Financial Information” starting on page 20.
(3)    The efficiency ratio is calculated by dividing non-interest expense, excluding merger related costs, by the sum of net interest income and non-interest income, excluding net gain (loss) on sale of mortgage-backed and investment securities and premises and equipment.

   The decline in our results for the three and six months ended June 30, 2007 compared to June 30, 2006 reflects the current adverse business conditions for the mortgage origination industry, the general slow down in the housing market and the challenging yield curve environment.

The weak housing market conditions and tightened underwriting standards in the mortgage industry have negatively impacted loan origination volumes, mortgage banking income as well as lot sale activity in our Springbank development.  Decline in local housing values has also led to higher loan loss provisions and increased charge-offs in 2007, primarily related to home equity loans.  We began tightening our home equity line underwriting standards earlier in the year and are running off the riskier high CLTV, home equity lines that remain in portfolio.  Tightened lending standards, slower housing turnover, and higher interest rates have all added to the increase in our level of non-performing loans, and in turn higher provisions for loan losses.

The balance sheet restructuring which we completed early in 2007 has contributed to a steady net interest margin year over year despite the continuing challenges of the yield curve environment which has only recently begun to flatten out from the inversion we have experienced for much of the past twelve months.

We have reduced our average interest-earning assets for the six months ended June 30, 2007 by $1.05 billion compared to the six months ended June 30, 2006 by selling more of our adjustable rate loan production and through our balance sheet restructuring announced in late 2006.  Our strategy has been to deleverage our balance sheet in light of the current difficult yield curve environment rather than committing capital to asset growth at unattractive interest rate spreads.  This has resulted in higher capital ratios pending redeployment of excess capital when more attractive investment opportunities become available.

The strategic decrease in our earning asset base led to the increase in our efficiency ratio for the first six months of 2007 to 59.34% from 55.92% for the 2006 period, despite reporting a $1.3 million decrease in non-interest expense.  Cost control initiatives continued throughout the period, including reducing staff in the mortgage loan department and other back office departments.

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

Tangible Book Value Per Share. Tangible book value per share is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) common shares outstanding.  The following table presents a reconciliation of stockholders’ equity to tangible stockholders’ equity (in thousands):

	At
	6/30/07		12/31/06		6/30/06

	Amount	Per share	Amount	Per share	Amount	Per share
Stockholders’ equity - as reported	$1,096,512	$33.15	$1,072,145	32.59	$1,038,856	$31.38
Goodwill	(386,526)	(11.69)	(387,980)	(11.79)	(388,156)	(11.73)
Core deposit intangibles	(17,604)	(0.53)	(19,333)	(0.59)	(21,416)	(0.65)
Tangible stockholders’ equity	$692,382	$20.93	$664,832	20.21	$629,284	$19.00

Tangible Stockholders’ Equity to Tangible Assets.  Tangible stockholders’ equity to tangible assets is calculated by dividing (a) stockholders’ equity less the sum of goodwill and core deposit intangibles, by (b) total assets less the sum of goodwill and core deposit intangibles.  The following table presents a reconciliation of total assets to tangible assets (in thousands):

	At
	6/30/07	12/31/06	6/30/06
Total assets - as reported	$10,317,702	$11,120,499	$11,450,336
Goodwill	(386,526)	(387,980)	(388,156)
Core deposit intangibles	(17,604)	(19,333)	(21,416)
Tangible total assets	$9,913,572	$10,713,186	$11,040,764

Return on Average Tangible Stockholders’ Equity.  Return on average tangible stockholders’ equity is calculated by dividing (a) annualized net income by (b) average stockholders’ equity less average goodwill and core deposit intangibles.  The following table presents a reconciliation of average stockholders’ equity to average tangible stockholders’ equity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Average stockholders’ equity	$1,096,137	1,056,707	$1,087,798	1,050,126
Average goodwill	(386,526)	(388,135)	(386,526)	(372,818)
Average core deposit intangibles	(18,170)	(22,207)	(18,600)	(20,469)
Average tangible stockholders’ equity	$691,441	646,365	$682,672	656,839

Net Interest Income and Net Interest Margin

Net interest income decreased by $8.0 million to $58.9 million for the three months ended June 30, 2007, compared to $66.9 million for the three months ended June 30, 2006.  The decline in net interest income is primarily due to the $1.22 billion decrease in average interest-earning assets between periods.  Approximately $500 million of this decrease is related to the execution of our balance sheet restructuring plan in the first quarter of 2007, and the balance is because we have limited asset growth in our lowest yielding asset categories, one- to four-family first mortgage loans and investment securities, as the continued inverted yield curve has caused the spread to funding costs on these assets to be lower than what we believe prudent for the use of capital.  Weak mortgage loan originations and lower equity line of credit utilization have contributed to the shrinkage in the loan portfolio.

The repurchase of $50 million of common stock since the first quarter of 2006, the increase in average real estate held for development as well as increased investment in bank owned life insurance (earnings on which are recorded as non-interest income), and a higher level of non-accrual loans also contributed to the year over year decline in net interest income.

Our net interest margin declined to 2.54% for the quarter compared to 2.55% in the previous year quarter, and 2.61% for the first quarter of 2007.  The linked quarter decrease in our net interest margin was primarily due to the rise in funding costs outpacing the increase in asset yields.  Deposit costs rose due to higher short-term interest rates, and the continued shift of low cost core deposits into higher cost money market and certificate of deposit accounts.  Borrowing costs rose as lower rate advances matured.

For the six months ended June 30, 2007, net interest income declined to $120.0 million, from $134.4 million in the previous six month period, a decline of $14.4 million, or 10.7%, while our net interest margin declined only one basis point to 2.58% for the current six month period.  The decline in net interest income stems from a $1.05 billion, or 10.1% decrease in average interest-earning assets, reflecting our strategy to shrink the balance sheet in the challenging interest rate environment.

Average interest-bearing deposits for the six months ended June 30, 2007 were $6.48 billion compared to $6.19 billion a year ago, an increase of $295.0 million, or 4.8%.  The average cost of interest-bearing deposits increased by 85 basis points between the two six-month periods as a result of higher short-term interest rates and a shift in our deposit mix away from our low cost passbook account portfolio.  Deposits as a percent of average total interest bearing liabilities increased to 75.8% for the first six months of 2007 compared to only 65.1% for the same period in 2006, benefiting our overall cost of funds.

Average borrowed funds decreased $1.25 billion for the six months ended June 30, 2007 to $2.00 billion, while the average rate of borrowed funds increased by 15 basis points.  As part of our balance sheet restructuring, we repaid $501.5 million of higher cost FHLB of Chicago advances.

 Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities.  Average balances are derived from average daily balances. The yield/cost calculations at June 30, 2007 and 2006 include fees that are considered adjustments to yield.

	Three Months Ended June 30
	2007			2006			At June 30, 2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest -earning assets:
Loans receivable	$7,280,896	116,502	6.41%	$8,175,605	123,575	6.05%	$7,193,481	6.50%
Mortgage-backed securities	1,343,693	16,556	4.93	1,503,482	17,217	4.58	1,364,477	5.06
Stock in FHLB of Chicago	146,407	1,011	2.77	175,968	1,363	3.11	146,407	2.80
Investment securities	271,199	3,671	5.43	516,338	5,861	4.55	265,831	5.64
Interest-bearing deposits and federal funds sold(1)	237,546	3,292	5.56	128,446	2,121	6.62	226,649	6.12
Total interest-earning assets	9,279,741	141,032	6.09	10,499,839	150,137	5.73	9,196,845	6.19
Non-interest earning assets	1,032,279			967,164			1,120,857
Total assets	10,312,020			11,467,003			10,317,702
Liabilities and stockholders’ equity:
Deposits	6,519,010	59,380	3.65	6,332,805	45,204	2.86	6,608,828	3.71
Borrowed funds	1,858,537	21,582	4.66	3,265,383	36,897	4.53	1,731,382	4.64
Junior subordinated debentures	67,011	1,172	6.92	67,011	1,109	6.55	67,011	6.92
Total interest-bearing liabilities	8,444,558	82,134	3.90	9,665,199	83,210	3.45	8,407,221	3.93
Non-interest bearing deposits	591,966			566,636			606,765
Other liabilities	179,359			178,461			207,204
Total liabilities	9,215,883			10,410,296			9,221,190
Stockholders’ equity	1,096,137			1,056,707			1,096,512
Liabilities and stockholders’ equity	$10,312,020			$11,467,003			$10,317,702
Net interest income/ interest rate spread		58,898	2.19%		66,927	2.28%		2.27%
Net earning assets/net yield on average interest-earning assets	$835,183		2.54%	$834,640		2.55%	$789,624
Ratio of interest-earning assets to interest-bearing liabilities			109.89%			108.64%	109.39%

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest -earning assets:
Loans receivable	$7,413,227	235,565	6.38%	$8,048,589	239,361	5.97%
Mortgage-backed securities	1,297,238	31,877	4.91	1,524,835	34,664	4.55
Stock in FHLB of Chicago	146,407	2,235	3.08	174,959	2,671	3.08
Investment securities	289,110	7,783	5.43	515,767	11,511	4.50
Interest-bearing deposits and federal funds sold(1)	172,884	5,444	6.35	101,768	3,445	6.83
Total interest-earning assets	9,318,866	282,904	6.09	10,365,918	291,652	5.64
Non-interest earning assets	1,080,797			943,114
Total assets	10,399,663			11,309,032
Liabilities and stockholders’ equity:
Deposits	6,484,804	115,213	3.58	6,189,767	83,756	2.73
Borrowed funds	2,000,986	45,353	4.57	3,253,870	71,390	4.42
Junior subordinated debentures	67,011	2,331	6.96	67,011	2,137	6.38
Total interest-bearing liabilities	8,552,801	162,897	3.84	9,510,648	157,283	3.33
Non-interest bearing deposits	578,698			562,679
Other liabilities	180,366			185,579
Total liabilities	9,311,865			10,258,906
Stockholders’ equity	1,087,798			1,050,126
Liabilities and stockholders’ equity	$10,399,663			$11,309,032
Net interest income/ interest rate spread		120,007	2.25%		134,369	2.31%
Net earning assets/net yield on average interest-earning assets	$766,065		2.58%	$855,270		2.59%
Ratio of interest-earning assets to interest-bearing liabilities			108.96%			108.99%
_____________
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

	Three Months Ended June 30, 2007 Compared to June 30, 2006 Increase (Decrease)			Six Months Ended June 30, 2007 Compared to June 30, 2006 Increase (Decrease)
	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate
	(Dollars in thousands)
Interest income:
Loans receivable	$(7,073)	(14,058)	6,985	(3,796)	(19,688)	15,892
Mortgage-backed securities	(661)	(1,911)	1,250	(2,787)	(5,446)	2,659
Investment securities	(2,190)	(3,168)	978	(3,728)	(5,796)	2,068
Stock in FHLB of Chicago	(352)	(214)	(138)	(436)	(436)	–
Interest-bearing deposits and federal funds sold	1,171	1,560	(389)	1,999	2,258	(259)
Total	(9,105)	(17,791)	8,686	(8,748)	(29,108)	20,360

Interest expense:
Interest-bearing deposits	14,176	1,365	12,811	31,457	4,157	27,300
Borrowed funds	(15,315)	(16,315)	1,000	(26,037)	(28,360)	2,323
Junior subordinated debentures	63	–	63	194	–	194
Total	(1,076)	(14,950)	13,874	5,614	(24,203)	29,817
Net change in net interest income	$(8,029)	(2,841)	(5,188)	(14,362)	(4,905)	(9,457)

Provision for Loan Losses

We recorded a $3.2 million provision for loan losses for the three months ended June 30, 2007 compared to $1.3 in the prior year period.  Net charge-offs for the three months ended June 30, 2007 were $2.8 million compared to $1.9 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007, the provision was $5.4 million compared to $1.7 million for the six months ended June 30, 2006.  Net charge-offs for the six months ended June 30, 2007 were $4.5 million compared to $2.0 million for the six months ended June 30, 2006.  The increase in charge-offs for the three and six month periods ended June 30, 2007 compared to the comparable periods in 2006 primarily relate to high CLTV home equity lines of credit.  We expect charge-offs in the second half of 2007 to be concentrated in this riskier segment of the portfolio, which we are running off.  At June 30, 2007, home equity lines of credit and home equity loans with CLTV greater than 90% had declined 21.7% to $147.8 million since December 31, 2006.  See page 30 for a discussion of activity in our allowance for loan losses.

The higher provision for loan losses in 2007 is primarily the result of the increased level of charge-offs, shift in the mix of the portfolio toward commercial real estate, construction and commercial business loans, and higher level of non-performing loans.  At June 30, 2007, our allowance for loan losses was $40.7 million, or .57% of total loans receivable, compared to $40.4 million, or .51% at June 30, 2006.  In management’s judgment, the allowance for loan losses is adequate at June 30, 2007.

Non-Interest Income

Non-interest income in the current three month period remained relatively flat at $21.6 million compared to $22.1 million for the year ago period.  Included in non-interest income is $655,000 of gains from the resolution of a contingency on a 2004 land parcel sale.  Loan sale profits were lower by 33.7% due to the slowdown in mortgage origination volume.   For the six months ended June 30, 2007, non-interest income was $1.5 million higher than the six months ended June 30, 2006, primarily due to investment securities gains in the first quarter of 2007.

Loan Originations, Sales and Servicing
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
One- to Four-Family Originations and Purchases
Fixed-rate	$162,131	177,524	$288,062	304,490
Adjustable rate	109,679	280,014	247,233	531,123
Total	$271,810	457,538	$535,295	835,613

Fixed-rate %	60%	39	54%	36
Adjustable rate %	40	61	46	64
Refinance %	52	29	51	30

Loan Sales
One- to four-family fixed-rate	$162,463	172,510	$298,299	308,235
One- to four-family adjustable rate	25,106	150,054	317,189	241,954
Total one-to four-family	187,569	322,564	615,488	550,189
Equity lines of credit and home equity loans	11,916	7,077	41,641	35,389
Total loans sold	$199,485	329,641	$657,129	585,578

Gain on sale of one- to four-family mortgages	$1,486	2,312	$4,435	4,690
Gain on sale of equity lines of credit	123	117	397	719
Total loan sale gains	$1,609	2,429	$4,832	5,409
Margin on one- to four-family loan sales	.79%	.72	.72%	.85

Loan Servicing
Loan servicing fee income	$596	843	$1,429	1,628
Capitalized mortgage servicing rights as a percentage of loans serviced for others	.62%	.67	.62%	.67

During 2007 we have experienced a decline in our one- to four-family loan origination volume, largely due to an overall slowdown in the housing market, resulting in slower housing turnover and diminished demand for mortgage products in our area, and changing mortgage market conditions.  In light of higher delinquencies and foreclosures primarily related to sub-prime loan products, as well as increased delinquencies in certain Alt-A loan products, many secondary market purchasers have tightened their underwriting guidelines and increased their interest rates on these loan products. In response to these secondary market changes, we have adjusted our underwriting standards and pricing guidelines on our similarly offered loan products.

During the current three-month period, our loan sales declined due to the decline in mortgage origination volume, while for the current six-month period sale volume includes $210 million of sales as part of our restructuring.  Sales margins for the three months ended June 30, 2007 were higher than the prior year period due to a lower percentage of ARM sales, which tend to generate lower profit margins.  In the current six-month period sales margins were lower than the prior year period primarily due to the sale of $210 million of 5/1 hybrid ARMs sold as part of our balance sheet restructuring.

Loan servicing income decreased for both the three and six month periods primarily due to the above-mentioned decline in loan sales, and due to the sale of $963 million of mortgage servicing rights in the fourth quarter of 2006.

Gain on Sale of Investment Securities

   During the current six-month period we recorded $1.9 million of gains primarily from the sale of $16 million of government sponsored entity, or GSE, preferred stocks. A large portion of these gains recover previous other than temporary impairment losses we recorded in prior periods.

Deposit Account Service Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Deposit service fees	$10,764	10,824	$20,312	19,686
Deposit service fees/total revenue	13.4%	12.2	12.3%	11.1

	At
	June 30, 2007	December 31, 2006	June 30, 2006

Number of checking accounts	264,300	266,200	268,900
_____________
(1)	Total revenue equals net interest income plus non-interest income.

Real Estate Development Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Real estate development income	$19	350	$62	1,202
Residential lot sale closings	1	19	4	73
Lots under contract at period end	21	26	21	26
Investment in real estate held for development or sale at period end	$87,657	70,498	$87,657	70,498

The housing market slowdown and tightened mortgage market conditions have significantly slowed lot sale activity in our Springbank development.  We closed only one lot sale during the second quarter of 2007 compared to 19 in the second quarter of 2006.  Similar declines in profit were recorded for the current six month period as well.  The increase in the balance of investment in real estate as compared to a year ago relates primarily to development cost expenditures in the Springbank project.

Non-Interest Expense

The following table identifies changes in our non-interest expense for the three and six month periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percentage Increase (Decrease)	2007	2006	Percentage Increase (Decrease)
	(Dollars in thousands)

Compensation	$20,299	20,652	(1.7)%	$41,254	40,706	1.3%
Employee benefits	5,184	6,465	(19.8)	12,261	13,844	(11.4)
Total compensation and benefits	25,483	27,117	(6.0)	53,515	54,550	(1.9)
Office occupancy	5,967	5,868	1.7	12,484	11,725	6.5
Furniture, fixture and equipment	1,697	2,196	(22.7)	3,585	4,328	(17.2)
Advertising and promotion	1,670	2,063	(19.0)	3,187	3,802	(16.2)
Data processing	2,434	2,242	8.6	4,931	4,908	.5
Amortization of core deposit intangibles	864	1,210	(28.6)	1,729	2,226	(22.3)
Merger related costs	1,054	–	100.0	1,054	–	100.0
Other expenses:
Professional fees	516	650	(20.6)	1,293	1,424	(9.3)
Stationery, brochures and supplies	484	802	(39.7)	1,154	1,585	(27.2)
Postage	679	666	2.1	1,312	1,407	(6.8)
Telephone	513	440	16.6	1,051	926	13.5
Transaction fraud losses, net	751	619	21.3	1,360	1,085	25.3
Correspondent banking services	342	367	(6.8)	731	819	(10.7)
Title fees, recording fees and credit reports	439	693	(36.7)	883	1,160	(23.9)
Security	469	412	14.1	982	819	19.9
Insurance	559	475	17.7	1,116	946	18.1
FDIC premiums and OTS assessment	663	619	7.1	1,321	1,242	6.4
Real estate held for investment (1)	1,029	1,013	1.6	1,886	2,010	(6.2)
Other	1,864	1,490	25.1	3,842	3,788	1.4
Total other expenses	8,308	8,246	0.8	16,931	17,211	(1.6)
	$47,477	48,942	(3.0)%	$97,416	98,750	(1.4)%
_____________
(1) Expenses are from SF Equity Properties, Inc., a subsidiary of the Bank, that has interests in affordable and senior housing properties in Wisconsin.

Non-interest expense for the three months ended June 30, 2007 declined $1.5 million, or 3.0%, compared to the prior year period despite recording $1.1 million in merger-related costs in connection with our pending merger with National City Corporation.

Compensation and benefits decreased $1.6 million for the current three month period over the prior year period, or 6%, primarily due to a $1.3 million reduction in benefit costs and lower headcount.  Similar trends accounted for the six month results as well.

Income Tax Expense

Income tax expense totaled $9.8 million in the second quarter of 2007, an effective income tax rate of 32.9%, compared to $13.2 million, or 33.9% reported for the second quarter of 2006.  Income tax totaled $20.7 million for the six months ended June 30, 2007, an effective rate of 33.6%, compared to $26.2 million, an effective rate of 34.0% for the six months ended June 30, 2006.  The decline in the effective tax rate in the current three and six-month periods compared to last year’s comparable periods resulted from lower state income taxes and increased tax benefits from bank-owned life insurance, partially offset by lower tax credits from affordable housing projects.

Changes in Financial Condition

Our total assets at June 30, 2007 decreased $802.8 million, or (7.2)% from $11.1 billion at December 31, 2006, primarily due to the completion of our balance sheet restructuring transaction, which decreased our total assets by approximately $500 million.  The balance of the decrease is due to shrinkage in the loan portfolio with loan amortization and prepayments exceeding mortgage loan originations for portfolio.

	June 30,	December 31,	Amount Increase/	Percentage Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$429,605	331,218	98,387	29.7%
Investment securities available for sale	265,831	529,998	(264,167)	(49.8)
Stock in FHLB of Chicago	146,407	146,407	–	–
Mortgage-backed securities available for sale	1,167,821	1,195,494	(27,673)	(2.3)
Mortgage-backed securities held to maturity	196,656	212,302	(15,646)	(7.4)
Loans receivable held for sale	39,828	331,961	(292,133)	(88.0)
Loans receivable, net	7,112,911	7,408,660	(295,749)	(4.0)
Bank-owned life insurance	153,197	149,497	3,700	2.5
Goodwill and intangibles	423,186	424,862	(1,676)	(.4)
Other	382,260	390,100	(7,840)	(2.1)
Total assets	10,317,702	11,120,499	(802,797)	(7.2)

Liabilities and Equity:
Deposits	7,215,593	7,018,010	197,583	2.8
Borrowed funds	1,731,382	2,773,192	(1,041,810)	(37.6)
Junior subordinated debentures	67,011	67,011	–	–
Other liabilities	207,204	190,141	17,063	9.0
Total liabilities	9,221,190	10,048,354	(827,164)	(8.2)
Stockholders’ equity	1,096,512	1,072,145	24,367	2.3
Total liabilities and equity	$10,317,702	11,120,499	(802,797)	(7.2)%

Loans Receivable.  The following table sets forth our loan portfolio composition by loan type at the dates indicated:

	At June 30, 2007		At December 31, 2006		Increase/ (Decrease) by category
	Amount	% of Loans	Amount	% of Loans	Amount	Percentage
	(Dollars in thousands)
One- to four-family	$3,732,182	52.2%	$4,012,468	53.9%	$(280,286)	(7.0)%
Home equity lines of credit	1,137,230	15.9	1,211,037	16.2	(73,807)	(6.1)
Home equity and consumer loans	92,770	1.3	96,471	1.3	(3,701)	(3.8)
Multi-family	823,972	11.5	801,866	10.8	22,106	2.8
Commercial real estate	634,629	8.9	628,957	8.4	5,672	.9
Construction	225,409	3.1	194,254	2.6	31,155	16.0
Land	302,087	4.2	304,685	4.1	(2,598)	(.8)
Commercial business loans	205,374	2.9	198,853	2.7	6,521	3.2
Total loans receivable, net	$7,153,653	100.0%	$7,448,591	100.0%	$(294,938)	(4.0)%

       The 7.9% (annualized) decline in our overall loan portfolio balances since December 31, 2006 reflects our strategy to limit our portfolios of one- to four-family residential loans, and more recently, home equity lines of credit.  Lower origination volumes due in part to tightened underwriting standards, a declining utilization rate on home equity lines of credit, as well as higher prepayments and sales have also contributed to the decrease.  Multi-family, commercial real estate, construction, land and commercial business loans grew 7.3% over the past 12 months and increased to 30.6% of total loans at June 30, 2007 compared to 28.6% at December 31, 2006 and 25.5% at June 30, 2006.  During the first quarter of 2007, we also sold $210.0 million of one- to four-family loans as part of our balance sheet restructuring, which were recorded in loans held for sale at December 31, 2006.

Deposits. The following table sets forth our deposit composition by type at June 30, 2007 and December 31, 2006:

	At June 30, 2007			At December 31, 2006
	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
	(Dollars in thousands)

Commercial checking	$305,442	4.2%	–%	$300,624	4.4%	–%
Non-interest bearing checking	301,323	4.2	–	303,480	4.3	–
Interest bearing accounts	671,239	9.3	.99	739,149	10.5	1.03
Commercial money markets	97,250	1.4	4.24	105,783	1.5	4.03
Money market	1,262,347	17.5	4.29	900,959	12.8	3.84
Passbooks	1,034,992	14.3	.69	1,113,980	15.9	.71
Core deposits	3,672,593	50.9	1.96	3,463,975	49.4	1.57

Certificate accounts:	3,543,085	49.1	4.89	3,554,317	50.6	4.72

Unamortized discount	(85)	–	–	(282)	–	–
Total deposits	$7,215,593	100.0%	3.40%	$7,018,010	100.0%	3.17%

Our growth in deposits during the current six months reflects our current strategy of attracting money market deposits in lieu of higher costing short-term certificates of deposit.  We have been able to do so at lower marginal costs than current certificate of deposit rates without materially impacting our interest rate risk.

Borrowed Funds. The following is a summary of our borrowed funds at June 30, 2007 and December 31, 2006:

	At June 30, 2007		At December 31, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Federal Home Loan Bank advances:
Fixed rate	$1,047,500	4.32%	$1,605,000	4.30%
Adjustable rate	50,000	5.37	150,000	5.45
Open Line	–	–	400,000	5.29
Total FHLBC advances	1,097,500	4.37	2,155,000	4.56
Reverse repurchase agreements	425,000	4.78	400,000	4.94
Unsecured term loan	135,000	6.30	147,500	6.32
Other borrowings	73,775	4.83	70,750	4.74
Unamortized premium (discount)	107	–	(58)	–
Total borrowed funds	$1,731,382	4.64%	$2,773,192	4.71%

In December 2006, $400 million of short-term open line advances were used to fund the majority of the $502 million of fixed-rate advances repaid as part of the balance sheet restructuring.  The open line advance was repaid in January 2007 using proceeds from the sales of investment and mortgage-backed securities.  The reduction in fixed-rate advances during the last six months was due to maturities, which were paid from operating cash flow, loan sales and prepayments, as well as deposit inflows.  In June 2007, we prepaid $12.5 million of principal originally scheduled to be paid in December 2007 on the holding company’s unsecured term loan.

Junior Subordinated Debentures.  During 2005, we formed MAF Bancorp Capital Trust I and MAF Bancorp Capital Trust II as special purpose finance subsidiaries.  The trusts issued $65.0 million in trust preferred securities and the proceeds from the sale of the preferred securities, along with $2.0 million received from our purchase of the common equity securities of the trusts, were invested in junior subordinated debentures of the Company.  The total balance of the junior subordinated debentures issued to the trusts is recorded as a liability.  The trust preferred securities mature 30 years from their issuance date and are callable at par five years from their issuance date at our option.  We pay interest on the indebtedness at three-month LIBOR plus 1.75% for Capital Trust I and 1.40% for Capital Trust II, resetting quarterly.  At June 30, 2007, the interest rate for Capital Trust I was 7.11% and for Capital Trust II was 6.76%.

Stockholders’ Equity.  Stockholders’ equity increased by $24.4 million for the six months ended June 30, 2007 primarily due to net income of $41.0 million, offset by cash dividends declared of $17.8 million, or $.54 per share.

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

	61-90 Days			> 90 Days(2)
	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans(1)	Number of Loans	Principal Balance of Delinquent Loans	As a Percent of Total Loans(1)
	(Dollars in thousands)
June 30, 2007	138	$11,840	.17%	642	$72,366	1.01%
March 31, 2007	89	9,022	.12	663	71,001	.97
December 31, 2006	170	13,948	.18	620	66,486	.89
September 30, 2006	107	8,967	.11	470	48,568	.62
June 30, 2006	107	7,810	.10	439	43,379	.54
_____________
(1) Reflects principal balance of delinquent loans as a percentage of total loans outstanding.
(2) The more than 90 days category includes all loans on non-accrual regardless of days past due.

    Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates shown:

	At
	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
	(Dollar in thousands)
Non-accrual loans:
One- to four-family	$44,536	45,821	41,756	32,985	29,393
Equity lines of credit and home equity loans	16,335	15,723	13,761	10,108	9,808
Multi-family	3,494	3,839	2,505	2,391	1,235
Commercial real estate	1,543	1,057	6,784	1,865	1,778
Construction	2,601	168	–	–	–
Land	1,869	2,460	–	–	–
Commercial business loans	1,979	1,922	1,649	1,194	1,157
Consumer loans	9	11	31	25	8
Total	$72,366	71,001	66,486	48,568	43,379
Non-performing loans to total loans	1.01%	.97	.89	.62	.54
Foreclosed real estate:
Commercial real estate	$–	–	697	746	–
One- to four-family	7,050	3,721	3,245	3,088	2,092
Total foreclosed real estate	$7,050	3,721	3,942	3,834	2,092
Total non-performing assets	$79,416	74,722	70,428	52,402	45,471
Total non-performing assets to total assets	.77%	.72	.63	.46	.40

We experienced a $1.4 million increase in non-performing loans in the current quarter, primarily related to a single loan relationship in our construction loan portfolio.  Non-performing residential real estate loans decreased $673,000, while non-performing loans in all other categories decreased by $395,000.  At June 30, 2007, non-performing loans secured by one- to four-family residential real estate comprised 84.1% of non-performing loans compared to 90.4% at June 30, 2006.  The slow housing market has led to higher occurrences of actual foreclosures due to borrowers’ inabilities to cure delinquencies with the sale of their homes.  Foreclosed real estate increased $3.3 million during the quarter to $7.1 million at June 30, 2007.  We expect the level of non-performing loans and non-performing assets to trend higher unless there is some improvement in the housing and mortgage market conditions.

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

For the quarter ended June 30, 2007, the amount of interest income that would have been recorded on non-accrual loans if these loans were performing in accordance with their terms amounted to $1.0 million compared to $691,000 for the quarter ended June 30, 2006.  For the quarters ended June 30, 2007 and

June 30, 2006, interest income on non-accrual loans that was actually collected and recorded amounted to $118,000 and $15,000, respectively.

The majority of our non-performing loans are secured by one- to four-family residential real estate in our market area with current loan-to-value ratios less than 90% or with private mortgage insurance.  We generally regard these loans as presenting lower risk of credit loss due to the nature of the collateral.  Approximately 12% of our non-accrual loans at June 30, 2007 are covered by private mortgage insurance.  Ratios for loans secured by one- to four-family residential properties were as follows:

	At
	June 30, 2007	December 31, 2006	June 30, 2006

One- to four-family, equity lines of credit and home equity loans as a percentage of total loans	69.3%	71.3	74.4
Non-performing one- to four-family, equity lines of credit and home equity loans as a percentage of total non-performing loans	84.1	83.5	90.2
Percentage of non-performing one- to four-family, equity lines of credit and home equity loans with private mortgage insurance or other guarantees	12.2	16.2	20.6
Percentage of one- to four-family, equity lines of credit and home equity loans without private mortgage insurance and with combined loan- to-value greater than 90%	7.6	9.0	7.6

At June 30, 2007, approximately $377.6 million, or 7.6%, of our $4.96 billion single-family residential mortgage loan portfolio, including $147.8 million of equity lines of credit and home equity loans, had combined loan-to-value ratios in excess of 90% (based on total line available) and no private mortgage insurance.  This is down from $479.6 million, or 9.0% at December 31, 2006, including $188.8 million of equity lines of credit and home equity loans.  In addition, approximately $20.6 million of undrawn amounts remain available under high CLTV equity lines in our portfolio at June 30, 2007.  During 2006 and 2007, we experienced a higher loss rate on high CLTV loans than our residential portfolio as a whole, and we are likely to continue to experience a higher risk of loss on these loans that we elect to keep in portfolio, since our ability to recover against the collateral is more sensitive to declining property values than for loans with lower combined loan-to-value ratios.

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

In connection with our filing of periodic reports with the OTS, we regularly review the problem assets in our portfolio to determine whether any loans or investments require classification or reclassification in accordance with applicable regulations.  At June 30, 2007 all of our non-performing loans were classified as substandard, except $568,000 classified as doubtful.  In addition, at June 30, 2007, we had classified $13.0 million of multi-family loans, $4.2 million of commercial real estate loans, $3.1 million of land loans, $1.2 million of construction loans, $130,000 one- to four-family loans and $3.5 million of commercial business loans that were still accruing interest as substandard for regulatory purposes.  At June 30, 2006 all of our non-performing loans were classified as substandard except $124,000 classified as doubtful.  At June 30, 2006, we had classified $3.5 million of multi-family loans, $8.8 million of commercial real estate loans and $2.1 million of commercial business loans that were accruing interest as substandard for regulatory purposes.  Special mention loans at June 30, 2007 and 2006 totaled $43.6 million and $30.6 million, respectively.

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized in the following table for the three and six month periods ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$40,435	41,021	$39,931	36,495
Provision for loan losses	3,150	1,250	5,350	1,650
Balance acquired in acquisitions	–	–	–	4,294
Charge-offs	(2,857)	(1,993)	(4,578)	(2,244)
Recoveries	14	120	39	203
Balance at end of period	$40,742	40,398	$40,742	40,398

The allowance for loan losses to total loans was .57% at June 30, 2007, .54% at December 31, 2006 and .51% at June 30, 2006.  Charge-off activity in the current quarter was primarily related to home equity lines of credit in the residential loan portfolio. Most of these loans were higher risk loans at the time of origination with loan-to-value ratios in excess of 90%.  The current quarter includes $2.0 million of home equity loan charge-offs, a $447,000 charge-off related to a land development loan and $212,000 of one- to four-family mortgage loan charge-offs.  The provision for loan losses in the current quarter reflects the higher level of charge-offs, the shift in the mix of the portfolio and the increase in non-performing loans.  We believe the allowance for loan losses is adequate at June 30, 2007.

Liquidity and Capital Resources

We manage liquidity and capital resources to provide funds necessary for holding company debt service on borrowings, cash dividends to stockholders, funding for our real estate development operation, and planned repurchases of common stock.  Major sources of funds to the holding company are dividends from the Bank, which are subject to regulatory limitations, access to the capital markets, and to a lesser extent, cash flow from our real estate development operation.  Additionally, during June 2007, we renewed our $60 million unsecured line of credit with a Chicago-based commercial bank to June 29, 2008.  We had the entire $60 million available under this line of credit at June 30, 2007.  In June 2007, we used excess liquidity to prepay $12.5 million of principal on our unsecured term loan.

We declared common stock dividends of $.27 per share, for a total of $8.9 million for the three month period ended June 30, 2007, and $.54 per share, or $17.8 million for the current six month period.

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

Outstanding loan commitments totaled $417.9 million at June 30, 2007, compared to $487.9 million at December 31, 2006.  At June 30, 2007 we believe we have sufficient cash to fund our outstanding commitments or we will be able to obtain the necessary funds from outside sources to meet our cash requirements under these commitments.

The following table lists our commitments and contingencies as of June 30, 2007:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
One- to four-family mortgage commitments	$293,218	293,218	–	–	–
Equity line and equity loan commitments	43,826	43,826	–	–	–
Unused portion of equity lines of credit	1,108,688	1,108,688	–	–	–
Commitments to sell one- to four-family mortgage and equity loans	83,049	83,049	–	–	–
SBIC commitments	2,651	2,651	–	–	–
Other mortgage loans	68,387	68,387	–	–	–
Commercial business lines	424,492	277,842	103,910	42,220	520
Letters of credit(1)	107,503	45,192	38,429	17,407	6,475
Commercial business loan commitments	12,425	12,425	–	–	–
Loans-in-process	26,151	26,151	–	–	–
Contingent liability under recourse provisions(2)	61,855	61,855	–	–	–
Total	$2,232,245	2,023,284	142,339	59,627	6,995
_____________
(1)  Letters of credit include $14.0 million related to Company real estate development projects.
(2)  Amounts are shown based on time to maturity for amounts if used.  Balances reflect the maximum amount of potential liability for credit losses at June 30, 2007, that we have retained relating to an aggregate $1.2 billion of one- to four-family loans.  We have either sold the loans to investors with recourse or have assumed a layer of credit risk through private mortgage insurance in force in our captive reinsurance subsidiary and have a contingent liability under these provisions of $61.9 million.  No liability has been recorded for such contingent liability at June 30, 2007. Our loss experience to date under such recourse provisions has been immaterial.

The following table lists our contractual obligations as of June 30, 2007 by contractual maturity:

	Total(1)	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,543,000	3,077,819	420,798	34,042	10,341
FHLB of Chicago advances	1,097,500	681,000	406,500	10,000	–
Other borrowings	498,774	73,417	100,000	200,000	125,357
Unsecured term bank loan	135,000	–	28,000	33,000	74,000
Junior subordinated debentures	67,011	–	–	–	67,011
Purchase obligations	5,449	4,233	1,208	8	–
Real estate development contracts(2)	6,807	4,766	2,041	–	–
Post retirement benefit plans	5,848	157	1,071	903	3,717
Operating leases	51,795	5,600	10,354	9,129	26,712
Total	$5,411,184	3,846,992	969,972	287,082	307,138

_____________

(1)  Does not include FIN 48 tax liabilities of $10.6 million and related accrued interest expense of $2.3 million for which the timing of payment of such liabilities cannot be reasonably estimated.
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

Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets.  At June 30, 2007, the Bank exceeded all minimum regulatory capital ratios to be considered well-capitalized.

Our actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At June 30, 2007:
Tangible capital (to total assets)	$800,263	8.15%	$ >147,352	>1.50%	N/A	N/A
Core capital (to total assets)	800,263	8.15	>392,938	>4.00	$ >491,173	> 5.00%
Total capital (to risk-weighted assets)	814,255	11.71	>556,310	>8.00	>695,388	>10.00
Core capital (to risk-weighted assets)	800,263	11.51	N/A	N/A	>417,233	> 6.00

At December 31, 2006:
Tangible capital (to total assets)	789,888	7.44	>159,286	>1.50	N/A	N/A
Core capital (to total assets)	789,888	7.44	>424,763	>4.00	>530,954	> 5.00
Total capital (to risk-weighted assets)	804,554	11.01	>584,478	>8.00	>730,597	>10.00
Core capital (to risk-weighted assets)	789,888	10.81	N/A	N/A	>438,358	>6.00

The following table reflects the adjustments required to reconcile the Bank’s stockholder’s equity to the Bank’s regulatory capital at June 30, 2007:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Stockholder’s equity of the Bank	$1,192,577	1,192,577	1,192,577
Goodwill and core deposit intangibles	(404,130)	(404,130)	(404,130)
Non-permissible subsidiary deduction	(402)	(402)	(402)
Non-includible purchased mortgage servicing rights	(1,906)	(1,906)	(1,906)
Adjustment for available for sale securities	13,802	13,802	13,802
SFAS 158 adjustment	322	322	322
Recourse on loan sales	–	–	(26,500)
General allowance for loan losses	–	–	40,492
Regulatory capital of the Bank	$800,263	800,263	814,255

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

Generally, a negative one-year gap, where more interest-bearing liabilities are repricing or maturing during the one-year period than interest-earning assets, would tend to reduce net interest income in a period of rising interest rates.  Conversely, during a period of falling interest rates, a negative one-year gap would likely result in an improvement in net interest income.  Our goal is to maintain our cumulative one-year gap within the range of (15)% to 15%, although we may begin to adjust our ALCO strategies in our interest-sensitive portfolios if the gap exceeds (10)% or 10%, recognizing that changes in ALCO strategies made by management take some time to impact our overall static gap position.  Our loan portfolio tends to have the most impact on the movement in our static gap over a range of changing interest rates, due to the predominance of one- to four-family mortgage loans that allow the customer to prepay without penalty.  We have worked to mitigate the impact one- to four-family loans can have on our gap by:  1) reducing their concentration as a percentage of our overall loan portfolio, 2) limiting our exposure to long-term fixed-rate mortgage loans, and 3) expanding our equity line of credit and business loan portfolios, that generally have more frequent interest rate adjustments, and/or shorter maturities.

Currently we do not use derivative financial instruments such as interest rate swaps, caps, floors, options or similar financial instruments, to manage our interest rate risk, or periodic net interest income.  We do use forward commitments with the GSEs and other investors when selling our loan production originated for sale.

The table on page 34 sets forth the scheduled repricing or maturity of the Bank’s assets and liabilities at June 30, 2007.  Prepayment assumptions on loans receivable are based on internal models developed from our actual prepayment experience, while prepayment assumptions on mortgage-backed securities and the impact of embedded put options on borrowings and call options on investments are based on current market expectations.  Decay rates for non-maturity deposits are based on internally generated historical information, while FHLBC advances are shown at maturity adjusted for any put options deemed in the money.   Fixed-rate investment securities and borrowings that contain call or put provisions are generally shown in the category relating to their respective final maturities or expected put or call option being exercised.  However, at June 30, 2007, $7.0 million of investment securities with final maturities averaging 318 months, but callable in six months or less are categorized in the six months or less category,  $2.4 million of investment securities with final maturities averaging 99 months, but callable in six to twelve months are categorized in the six to twelve month category, $2.0 million of investment securities with final maturities averaging 146 months, but callable in one to three years are categorized in the one to three year category, and $9.0 million of investment securities with final maturities averaging 166 months, but callable in 3 to 5 years are categorized in the 3 to 5 year category, in anticipation of their calls.  At June 30, 2007, $50 million of putable reverse repos with final maturities of one to three years are categorized in the less than six months category, $100 million with final maturities of 3 to 5 years are categorized in the less than six months category, $50 million with final maturities of 3 to 5 years are categorized in the six to twelve months category, $50 million with final maturities of 3 to 5 years are categorized in the one to three year category, and $125 million with final maturities 5 years or more are categorized in the three to five year category because the put option is expected to be exercised.

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

Though we believe that our asset/liability management strategies help to mitigate the potential negative effects of changes in interest rates on our operations, a decrease in long term interest rates in the near term may adversely affect our operations because prepayments on higher-yielding mortgage-related assets would likely accelerate and would be reinvested at lower rates.  Conversely, increases in long-term interest rates could benefit our operation primarily due to a slowing of prepayments on higher yielding loans receivable and mortgage-backed securities and rates adjusting upward while new loans would be originated at higher rates, although the higher rates may also dampen the level of new originations.  Further increases in short-

term interest rates would negatively impact our net interest income as we have more interest-bearing liabilities than interest-earning assets repricing in the short-term.

	Scheduled Expected Maturity at June 30, 2007
	< 1/2 Yr.	½ - 1 Yr.	1 – 3 Yrs.	3 – 5 Yrs.	5+ Yrs.	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable held for sale	$39,828	–	–	–	–	39,828
Loans receivable	2,505,506	1,003,872	2,077,003	1,170,919	396,353	7,153,653
Mortgage-backed securities	237,797	123,021	319,073	234,095	450,491	1,364,477
Investment securities	111,973	19,071	71,950	9,368	53,469	265,831
Stock in FHLB of Chicago	146,407	–	–	–	–	146,407
Interest-bearing deposits	84,844	–	–	–	–	84,844
Federal funds sold	141,805	–	–	–	–	141,805
Total interest-earning assets	3,268,160	1,145,964	2,468,026	1,414,382	900,313	9,196,845
Interest-bearing liabilities:
Interest-bearing checking accounts	20,137	22,890	82,361	69,003	476,848	671,239
Money market accounts	969,150	16,007	42,850	53,069	278,521	1,359,597
Passbook accounts	55,536	48,409	151,537	130,746	648,764	1,034,992
Certificate accounts	1,666,841	1,410,978	420,798	34,042	10,341	3,543,000
FHLBC advances	397,939	287,972	401,641	10,056	–	1,097,608
Other borrowings	582,890	526	50,000	–	358	633,774
Junior subordinated debentures	67,011	–	–	–	–	67,011
Total interest-bearing liabilities	3,759,504	1,786,782	1,149,187	296,916	1,414,832	8,407,221
Interest sensitivity gap	$(491,344)	(640,818)	1,318,839	1,117,466	(514,519)	789,624
Cumulative gap	$(491,344)	(1,132,162)	186,677	1,304,143	789,624
Cumulative gap as a percentage of total assets	(4.76)%	(10.97)	1.81	12.64	7.65
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	86.93%	79.59	102.79	118.65	109.39

At December 31, 2006
Cumulative gap	$(491,867)	(820,930)	307,610	1,463,014	743,471
Cumulative gap as a percentage of total assets	(4.42)%	(7.38)	2.77	13.16	6.69
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	88.66	85.42	104.23	119.10	108.03

Our cumulative one-year gap has extended to (10.97)% at June 30, 2007 from (7.38)% at December 31, 2006.  The increase in our negative gap is primarily due to the completion of our balance sheet restructuring during the first quarter of 2007.  At December 31,2006, we had classified all instruments contemplated to be sold or repaid as part of the balance sheet restructuring into the 6 months or less category, which had a positive impact on the one-year gap at December 31, 2006 of approximately $325 million, or 3.5%.  The completion of the balance sheet restructuring and redeployment of some of the excess proceeds into investments beyond one-year in early 2007 had a negative impact on the cumulative on-year gap at June 30, 2007 compared to December 31, 2006.  We also continue to manage consumer demand for shorter-term certificates of deposit and our high rate money market product which is having some additional negative impact on the one-year gap.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A quantitative and qualitative analysis about market risk is included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.  There have been no material changes in the assumptions used or in the results of market risk analysis as of June 30, 2007, compared to December 31, 2006.  See “Asset/Liability Management” in Item 2. for a further discussion of our interest rate sensitivity gap analysis.

Item 4.  Controls and Procedures

As of June 30, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) and in ensuring that information required to be included in the periodic reports the Company files or submits to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported as required.

There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the second quarter of 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2007 through April 30, 2007	–	$–	–	–
May 1, 2007 through May 31, 2007	–	–	–	–
June 1, 2007 through June 30, 2007	3,952	53.42	–	–
Total	3,952	$53.42	–
_____________

(1)
Reflects 3,952 shares that were surrendered to us in payment of option exercise prices. The table does not include 170 shares that were surrendered in payment of withholding tax in connection with an option exercise during the quarter.

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
 _____________

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAF Bancorp, Inc.
(Registrant)

/s/ Allen H. Koranda	August 9, 2007
Allen H. Koranda	(Date)
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jerry A. Weberling	August 9, 2007
Jerry A. Weberling	(Date)
Senior Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. 2.1
Agreement and Plan of Merger dated as of April 30, 2007 by and between National City Corporation and MAF Bancorp, Inc. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K (File No. 0-18121) dated May 1, 2007.)

Exhibit No. 3.1	Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K (File No. 0-18121) dated December 19, 2000).
Exhibit No. 3.2	Amended and Restated By-laws of Registrant, as amended. +
Exhibit No. 31.1	Certification of Chief Executive Officer. +
Exhibit No. 31.2	Certification of Chief Financial Officer. +
Exhibit No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
______

+	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.